Form 10-Q
period 1994-09-30
HICKORY TECH CORP
filed 1995-05-12
CIK 766561

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

- - or -

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to


Commission file number 0-13721


HICKORY TECH CORPORATION
P.O. Box 3248
221 East Hickory Street
Mankato, Minnesota 56002-3248
(800) 326-5789


Incorporated in Minnesota          I.R.S. Employer Identification
                                   41-1524393


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,124,656 shares of no par common stock as of March 31, 1995.

HICKORY TECH CORPORATION
MARCH 31, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

In Thousands
                                                 For Quarter Ended
                                                3-31-95        3-31-94
OPERATING REVENUES
Telephone                                    $   7,544      $   6,487
Computer                                         1,824          1,960
Equipment Sales                                  3,597          3,770
Telecommunications Product Development           1,682          1,878
                                             ----------     ----------
TOTAL OPERATING REVENUES                        14,647         14,095

OPERATING EXPENSES
Cost of Sales                                    3,060          3,395
Operating Expenses                               6,139          5,775
Depreciation                                     1,350          1,335
Amortization of Intangibles                        483            297
                                             ----------     ----------
TOTAL OPERATING EXPENSES                        11,032         10,802
                                             ----------     ----------
OPERATING INCOME                                 3,615          3,293

OTHER INCOME                                       136            155

INTEREST EXPENSE                                    30             21
                                             ----------     ----------

INCOME BEFORE INCOME TAXES                       3,721          3,427

INCOME TAXES                                     1,500          1,306
                                             ----------     ----------

CONSOLIDATED NET INCOME                      $   2,221      $   2,121
                                             ==========     ==========

EARNINGS PER SHARE                               $0.43          $0.41

DIVIDENDS PER SHARE                              $0.25         $0.215

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
MARCH 31, 1995
CONSOLIDATED BALANCE SHEET (UNAUDITED)
In Thousands                                    3-31-95       12-31-94
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                    $   7,761      $   5,065
Temporary Cash Investments                       1,834          1,887
Receivables, Net of Allowance                    6,170          7,258
Inventories                                      2,847          2,948
Deferred Tax Benefit and Other                     942          1,029
                                             ----------     ----------
TOTAL CURRENT ASSETS                            19,554         18,187

INVESTMENTS                                      2,613          2,648

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant                        66,065         63,645
Other Property and Equipment                    10,447         10,222
                                             ----------     ----------
TOTAL                                           76,512         73,867
Less Accumulated Depreciation                   41,072         38,236
                                              ---------     ----------
NET PROPERTY, PLANT AND EQUIPMENT               35,440         35,631

OTHER ASSETS:
Intangible Assets                               10,523         10,649
Note Receivable                                    325            252
Miscellaneous                                      413            413
                                             ----------     ----------
TOTAL OTHER ASSETS                              11,261         11,314

TOTAL ASSETS                                 $  68,868      $  67,780
                                             ==========     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                             $   3,820      $   4,275
Notes Payable                                      468            763
Accrued Taxes                                    1,401            404
Advanced Billings & Deposits                     1,334          1,295
Current Maturities of Long-Term Debt               213            219
                                             ----------     ----------
TOTAL CURRENT LIABILITIES                        7,236          6,956

LONG-TERM DEBT, NET OF CURRENT MATURITIES        1,246          1,295

DEFERRED CREDITS:
Investment Tax Credits                             313            337
Income Taxes                                     4,395          4,395
Other                                            1,884          1,955
                                             ----------     ----------
TOTAL DEFERRED CREDITS                           6,592          6,687

SHAREHOLDERS' EQUITY:
Common Stock                                     2,014          2,002
Reinvested Earnings                             51,780         50,840
                                             ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                      53,794         52,842
                                             ----------     ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $  68,868      $  67,780
                                             ==========     ==========

The accompanying notes are an integral part of the financial statements

HICKORY TECH CORPORATION
MARCH 31, 1995

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
In Thousands                                   3-31-95        3-31-94
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $   2,221      $   2,121
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization                    1,833          1,632
Decrease in:
Receivables                                      1,088            411
Inventory and Other                                188            602
Increase (Decrease) in:
Accounts Payable                                  (455)           260
Accrued Taxes                                      997            247
Advance Billings & Deposits                         39            154
Deferred Investments Tax Credits                   (24)           (31)
Deferred Income Taxes                                0           (269)
Other                                              (71)            44
                                             ----------     ----------
Net Cash Provided by Operating Activities        5,816          5,171
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant & Equipment        (1,159)        (1,991)
Additions to Intangible Assets                    (357)          (592)
Issuance of Note Receivable                        (73)             0
(Increase) Decrease in Investments                  35           (216)
Decrease in Temporary Cash Investments              53          1,271
Other                                                0            (17)
                                             ----------     ----------
Net Cash Used in Investing Activities           (1,501)        (1,545)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Debt                                (350)           (84)
Proceeds from Issuance of Common Stock              12             12
Acquisition of Common Stock                          0           (474)
Dividends Paid                                  (1,281)        (1,103)
                                             ----------     ----------
Net Cash Used in Financing Activities           (1,619)        (1,649)
                                             ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS        2,696          1,977

CASH AND CASH EQUIVALENTS At Beginning of Year   5,065          8,478
                                             ----------     ----------
CASH AND CASH EQUIVALENTS At End of Period   $   7,761      $  10,455
                                             ==========     ==========

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
MARCH 31, 1995
PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
          The preceding unaudited Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported on.

Note 1.   BASIS OF CONSOLIDATION
          The Registrant is a diversified communications company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its seven operating subsidiaries. The companies and operations of the Registrant are grouped into four primary lines of business.

          MANKATO CITIZENS TELEPHONE CO., MID-COMMUNICATIONS, INC. and AMANA COLONIES TELEPHONE COMPANY are local exchange telephone companies. Mankato Citizens Telephone Company also owns and operates a direct broadcast satellite license under the trade name DirectVision. CABLE NETWORK, INC. owns and operates fiber optic cable facilities for the transportation of long distance communications. It also operates cable television systems and owns partnership interest in three cellular properties in south central Minnesota. These four wholly-owned subsidiaries comprise the Registrant's Telephone Segment.

          COMPUTOSERVICE, INC. provides data processing for the Telephone Segment as well as other unrelated telephone companies. It also provides services to interexchange carriers such as AT&T, MCI and U.S. West Communications, Inc. through its subsidiary, National Independent Billing, Inc. The operations of this wholly-owned subsidiary constitute the Registrant's Computer Segment.

          COLLINS COMMUNICATIONS SYSTEMS CO. sells, installs, and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area as well as in Santa Ana, California. The Registrant's Equipment Sales Segment is made up of this wholly-owned subsidiary as well as the retail sales and service operations of the Registrant's local exchange telephone companies in southern Minnesota and east-central Iowa.

          DIGITAL TECHNIQUES, INC. creates and sells unique business telephone system interface devices. Its operations comprise the Registrant's Telecommunications Product Development Segment. The Registrant owns 81% of Digital Techniques, Inc.

          The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

          All intercompany transactions have been eliminated from the consolidated financial statements.

HICKORY TECH CORPORATION
MARCH 31, 1995
PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (continued)

NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
          Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended March 31, 1995, the earnings per common share calculation was based on 5,124,291 shares. For the quarter ended March 31, 1994, the earnings per common share calculation was based on 5,133,691 shares.

          Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the quarter ended March 31, 1995 was 5,124,291. The number of shares outstanding as of the record date for the quarter ended March 31, 1994, was 5,129,029.

NOTE 3.   INVENTORIES
          Inventories are stated at the lower of average cost or market and consist of the following:

                  (in Thousands)             3-31-95   12-31-94
          Finished Goods                     $   317   $   304
          Work in Process                        430       433
          Materials and Supplies               2,100     2,211
                                             -------   -------
          Total                              $ 2,847   $ 2,948
                                             -------   -------
NOTE 4    COMMON STOCK
          The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 5,124,656 shares outstanding on March 31, 1995, and 5,124,291 shares outstanding on December 31, 1994.

          Pursuant to the Retainer Stock Plan for Directors, 365 shares of common stock were issued in lieu of retainers to five members of the Registrant's Board of Directors on March 31, 1995. These shares were issued at 100% of fair market value on the date of issue.

NOTE 5    OTHER
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1994 Form 10-K.

HICKORY TECH CORPORATION
MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Consolidated Net Income for the quarter ended March 31, 1995, was slightly higher (4.71%) than the same period in 1994, as illustrated by the following table:

          NET INCOME (thousands)        1995      1994      1993      1992
                                      ------    ------    ------    ------
          1st Quarter                 $2,221    $2,121    $2,233    $1,875

          Operating Revenues were also moderately higher (3.92%) for the quarter ended March 31, 1995, than for the quarter ended March 31, 1994, as illustrated by the following table:

          OPERATING REVENUES (thousands)1995      1994      1993      1992
                                     -------   -------   -------   -------
          1st Quarter                $14,647   $14,095   $13,309   $12,543

A.        Material changes in results of operations:

          1. TELEPHONE - Operating Revenues for the first quarter of 1995 were $1,057,000 or 16.3% higher than the same period in 1994. $257,000 of the increase resulted from the operations of Amana Colonies Telephone Company which was acquired in April, 1994. In addition local service and network access revenues from existing local telephone operations increased $727,000 as a result of increased local rates, increased number of access lines and higher message volumes. The Registrant's new direct broadcast satellite service, DirectVision, also provided $54,000 of revenues which did not exist during the first quarter of 1994.

          2. COMPUTER - Operating Revenues for the first quarter of 1995 were $136,000 or 6.9% lower than for the first quarter of 1994. The primary cause of this decrease was the expiration in February, 1995, of a contract with US Sprint. The revenues lost from this contract will be partially replaced in the second quarter, 1995, by a new software and management contract with MCI. This new MCI contract provides for services for the next three years.

          3. EQUIPMENT SALES - Operating Revenues for this segment were down $173,000 or 4.6% for the first quarter, 1995, when compared to the same period in 1994. Operating Revenues from the California division of Collins Communications Systems Co. for this period decreased $304,000 from 1994 to 1995. This division is in the process of completing a restructuring of its sales force and customer service personnel. The need for this restructure and the process itself have contributed to its lower performance. Operating Revenues in Minneapolis/St. Paul and southern Minnesota, while 3.5% higher in 1995 than 1994, were not enough to entirely compensate for the California division.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended March 31, 1995, were down $196,000 or 10.4% when compared to the first quarter of 1994. The primary reason for the decline is lower royalty revenues. Royalties are generated from a right to manufacture contract entered into early in 1994. While royalty revenues are higher than anticipated this year, they are below last year's levels, which were unusually high. Standard product revenues are also below last year's levels. This situation is expected to turn around in the near future as a result of distribution agreements which have recently been executed.

          5. COST OF SALES - Consolidated Cost of Sales was $335,000 or 9.9% lower for the quarter ended March 31, 1995, than the same period in 1994. Operating Revenues for the two segments (Equipment Sales and Telecommunications Product Development) which generate most of the Cost of Sales were lower during the same period as described in previous paragraphs. In terms of percentage of Operating Revenues from these two segments, Cost of Sales was 58% for the quarter ended March 31, 1995, compared to 60% for the quarter ended March 31, 1994. This improvement in gross margin occurred in spite of reductions in royalty and standard product revenue which generate high margins. This improvement is the result of better pricing methods, particularly in the Equipment Sales Segment. Pricing methods have been totally restructured in the California division of Collins to generate higher gross margins, and the Minnesota division continues to be selective regarding margins on products sold.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended March 31, 1995, are $364,000 or 6.3% higher than the same period in 1994. In addition to normal increases in costs incurred, Operating Expenses for the first quarter, 1995, included expenses at Amana Colonies Telephone Company which did not exist in the first quarter of 1994. The Registrant is also experiencing a higher level of professional fees relating to potential acquisition activities.

          7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended March 31, 1995, was $186,000 higher than for the quarter ended March 31, 1994. Amortization of intangibles resulting from the acquisition of Amana Colonies Telephone Company in April, 1994, represented $30,000 of the increase. Amortization of the license fee for the new DBS service represented $29,000 of the increase. Acceleration of the amortization of intangibles resulting from the 1992 acquisition of the California division of Collins Communications Systems Co. resulted in a $60,000 increase over 1994. The Registrant has also accelerated the amortization of capitalized software costs in its Computer Segment. The overall increase in amortization of software costs over 1994 is $49,000.

B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents increased $2,696,000 for the three months ended March 31, 1995, compared with an increase of $1,977,000 for the same period in 1994. The primary source of cash for both periods was internal operations which generated $5.8 million in 1995 and $5.2 million in 1994. Additions to Property, Plant and Equipment required $1.2 million in 1995 and $2.0 million in 1994. Dividends paid for the first quarter were higher (16.1%) in 1995 than 1994 reflecting a $0.035 per share increase.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $12.3 million dollars as of March 31, 1995, compared to a working capital surplus of $11.2 million as of December 31, 1994. The primary source of working capital was internal operations.

          3. USES OF CAPITAL - Additions to Property, Plant and Equipment constituted the Registrant's largest investing activity, using $16.6 million for the three years ended December 31, 1994. The $1.2 million of internal working capital used during the first three months of 1995 was indicative of the continuing need for funding in the Registrant's capital intensive industry.

          4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of March 31, 1995, was $1,246,000. In addition Current Maturities of Long-Term Debt were $213,000. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. Plans have not been completed for the long-term funding of the debts maturing in 2003 through 2007. Additionally, the Registrant has entered into a debt financing agreement (Computoservice Line of Credit) to provide financing for building improvements for offices and computer facilities for its Computer Segment. This new debt requires interest only payments for one year at which time it will be converted to installment debt. Through March 31, 1995, $468,000 has been advanced against this line of credit. In March, 1994, the Registrant secured a $10,000,000 line of credit (HTC Line of Credit) arrangement with a local bank. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at the prime interest rate. Through March 31, 1995, no advances have been made against this line of credit.

          5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed five acquisitions in the previous five years which were all funded out of existing cash balances. Growth plans and acquisitions may require additional debt financing in 1995 and beyond. Discussions have been conducted with several sources of long-term debt financing, but no commitments have been made. Should the Registrant have a need to secure senior debt financing as a result of pursuing corporate acquisitions, no difficulty is anticipated.


HICKORY TECH CORPORATION

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          None.

Item 3.   Default Upon Senior Securities,
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports of Form 8-K.
          None.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:    May 12, 1995

HICKORY TECH CORPORATION



Robert D. Alton, Jr.
Robert D. Alton, Jr., Chief Executive Officer


David A. Christensen
David A. Christensen, Chief Financial Officer