Form 10-Q
period 1995-06-30
HICKORY TECH CORP
filed 1995-08-14
CIK 766561

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,124,656 shares of no par common stock as of June 30, 1995.

HICKORY TECH CORPORATION
JUNE 30, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.
Financial Statements.
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)
In Thousands                          For Quarter Ended  For 6 Months Ended
                                     6-30-95   6-30-94   6-30-95   6-30-94
                                    --------- --------- --------- ---------
OPERATING REVENUES
     Telephone                        $7,627    $6,669   $15,171   $13,156
     Computer                          2,424     1,867     4,248     3,827
     Equipment Sales                   3,213     3,841     6,810     7,611
     Telecommunications Product
       Development                     2,309     2,212     3,991     4,090
                                     --------  --------  --------  --------
     TOTAL OPERATING REVENUES         15,573    14,589    30,220    28,684

COSTS AND EXPENSES
     Cost of Sales                     3,297     3,711     6,357     7,106
     Operating Expenses                6,480     5,734    12,619    11,509
     Depreciation                      1,349     1,283     2,699     2,618
     Amortization of Intangibles         533       330     1,016       627
                                     --------  --------  --------  --------
     TOTAL COSTS AND EXPENSES         11,659    11,058    22,691    21,860
                                     --------  --------  --------  --------
OPERATING INCOME                       3,914     3,531     7,529     6,824

OTHER INCOME                             268        81       404       236
INTEREST EXPENSE                         (16)      (27)      (46)      (48)
                                     --------  --------  --------  --------
INCOME BEFORE INCOME TAXES             4,166     3,585     7,887     7,012

INCOME TAXES                           1,661     1,330     3,161     2,636
                                     --------  --------  --------  --------
CONSOLIDATED NET INCOME               $2,505    $2,255    $4,726    $4,376
                                     ========  ========  ========  ========
EARNINGS PER SHARE                     $0.49     $0.44     $0.92     $0.85

DIVIDENDS PER SHARE                    $0.25    $0.215     $0.50     $0.43

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
JUNE 30, 1995
CONSOLIDATED BALANCE SHEET (UNAUDITED)
In Thousands                                        6-30-95       12-31-94

ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                         $7,695         $5,065
   Temporary Cash Investments                         3,113          1,887
   Receivables, Net of Allowance                      7,294          7,258
   Taxes Receivable                                     191              0
   Inventories                                        3,141          2,948
   Deferred Tax Benefit and Other                       928          1,029
                                                    --------       --------
     TOTAL CURRENT ASSETS                            22,362         18,187

INVESTMENTS                                           2,736          2,648

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                          66,935         63,645
   Other Property and Equipment                      10,574         10,222
                                                    --------       --------
     TOTAL                                           77,509         73,867
   Less Accumulated Depreciation                     42,290         38,236
                                                    --------       --------
     NET PROPERTY, PLANT AND EQUIPMENT               35,219         35,631

OTHER ASSETS:
   Intangible Assets                                 10,180         10,649
   Note Receivable                                      325            252
   Miscellaneous                                        413            413
                                                    --------       --------
     TOTAL OTHER ASSETS                              10,918         11,314
                                                    --------       --------
TOTAL ASSETS                                        $71,235        $67,780
                                                    ========       ========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                  $4,668         $4,275
   Notes Payable                                          0            763
   Accrued Taxes                                          0            404
   Advanced Billings & Deposits                       2,855          1,295
   Current Maturities of Long-Term Debt                 208            219
                                                    --------       --------
     TOTAL CURRENT LIABILITIES                        7,731          6,956

LONG-TERM DEBT, NET OF CURRENT MATURITIES             1,195          1,295

DEFERRED CREDITS:
   Investment Tax Credits                               287            337
   Income Taxes                                       4,358          4,395
   Other                                              2,646          1,955
                                                    --------       --------
     TOTAL DEFERRED CREDITS                           7,291          6,687

SHAREHOLDERS' EQUITY:
   Common Stock                                       2,014          2,002
   Reinvested Earnings                               53,004         50,840
                                                    --------       --------
     TOTAL SHAREHOLDERS' EQUITY                      55,018         52,842
                                                    --------       --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $71,235        $67,780
                                                    ========       ========

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
JUNE 30, 1995

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
In Thousands                                        6-30-95        6-30-94
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $4,726         $4,376
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
     Depreciation and Amortization                    3,715          3,245
     Estimated Loss Resulting from
       Disposition of Assets                            387              0
     (Increase) Decrease in:
        Receivables                                     (36)          (209)
        Taxes Receivable                               (191)             0
        Inventory and Other                             (92)           787
     Increase (Decrease) in:
        Accounts Payable                                 60            141
        Accrued Taxes                                  (404)            22
        Advance Billings & Deposits                   1,560             25
        Deferred Investments Tax Credits                (50)           (61)
        Deferred Income Taxes                           (37)          (263)
        Other                                           691             92
                                                    --------       --------
   Net Cash Provided by Operating Activities         10,329          8,155
                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment          (2,287)        (3,777)
   Additions to Intangible Assets                      (601)          (876)
   Issuance of Note Receivable                          (73)             0
   Increase in Investments                              (88)          (313)
   (Increase) Decrease in Temporary Cash Investments (1,226)           654
   Purchase of Intangible Assets                          0           (200)
   Acquisition                                            0         (6,300)
   Other                                                  0             21
                                                    --------       --------
     Net Cash Used in Investing Activities           (4,275)       (10,791)
                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Long-Term Debt                           0            387
   Repayments of  Debt                                 (874)          (170)
   Proceeds from Issuance of Common Stock                12             22
   Acquisition of Common Stock                            0           (612)
   Dividends Paid                                    (2,562)        (2,206)
                                                    --------       --------
     Net Cash Used in Financing Activities           (3,424)        (2,579)
                                                    --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  2,630         (5,215)

CASH AND CASH EQUIVALENTS At Beginning of Year        5,065          8,478
                                                    --------       --------
CASH AND CASH EQUIVALENTS At End of Period           $7,695         $3,263
                                                    ========       ========

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
JUNE 30, 1995
PART 1. FINANCIAL INFORMATION

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

          MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC. and AMANA COLONIES TELEPHONE COMPANY are local exchange telephone companies. Mankato Citizens Telephone Company also owns and operates a direct broadcast satellite license under the trade name DirectVision. CABLE NETWORK, INC. owns and operates fiber optic cable facilities for the transportation of long distance communications. It also operates cable television systems and owns partnership interests in three cellular properties in south central Minnesota. These four wholly-owned subsidiaries comprise the Registrant's Telephone Segment.

          COMPUTOSERVICE, INC. provides data processing for the Telephone Segment as well as other unrelated telephone companies. It also provides services to interexchange carriers such as AT&T, MCI and U S West Communications, Inc. through its subsidiary, National Independent Billing, Inc. The operations of this wholly-owned subsidiary constitute the Registrant's Computer Segment.

          COLLINS COMMUNICATIONS SYSTEMS CO. sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area as well as in Santa Ana, California. The Registrant's Equipment Sales Segment is made up of this wholly-owned subsidiary as well as the retail sales and service operations of the Registrant's local exchange telephone companies in southern Minnesota and east-central Iowa.

          DIGITAL TECHNIQUES, INC. develops and sells unique business telephone system interface devices. Its operations comprise the Registrant's Telecommunications Product Development Segment. The Registrant owns 81% of Digital Techniques, Inc.

          The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

          All intercompany transactions have been eliminated from the consolidated financial statements.

NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
          Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended June 30, 1995, the earnings per common share calculation was based on 5,124,656 shares. For the six months ended June 30, 1995, the calculation was based on 5,124,475 shares. For the quarter ended June 30, 1994, the earnings per common share calculation was based on 5,128,933 shares. For the six months ended June 30, 1994, the calculation was based on 5,131,299 shares.

          Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first and second quarter of 1995 and 1994 were as follows:

                                                1995           1994
                    1st Quarter            5,124,291      5,129,029
                    2nd Quarter            5,124,656      5,129,395

NOTE 3.   INVENTORIES
          Inventories are stated at the lower of average cost or market and consist of the following:

                  (in Thousands)            6-30-95       12-31-94
          Finished Goods                  $      371     $      304
          Work in Process                        152            433
          Materials and Supplies               2,618          2,211
                                           ---------      ---------
          Total                           $    3,141     $    2,948
                                           =========      =========
NOTE 4    COMMON STOCK
          The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 5,124,656 shares outstanding on June 30, 1995, and 5,124,291 shares outstanding on December 31, 1994.

          Pursuant to the Retainer Stock Plan for Directors, 365 shares of common stock were issued in lieu of retainers to five members of the Registrant's Board of Directors on March 31, 1995. These shares were issued at 100% of fair market value on the date of issue.

NOTE 5    CORPORATE DEVELOPMENT
          On June 15, 1995, the HTC Group, consisting of the Registrant and EBSco Limited, a District of Columbia corporation, entered into five purchase agreements with U S West Communications, Inc. to purchase the assets of eighty-two rural telephone exchanges in Minnesota, Iowa and Nebraska. The Registrant executed two purchase agreements to acquire assets of eight Exchanges in Minnesota for $25,900,000 and six exchanges in Iowa for $22,100,000. The Registrant will own and operate its eight Minnesota exchanges through a wholly-owned subsidiary, Heartland Telecommunications Company of Minnesota. The six exchanges in Iowa will be owned and operated through a wholly-owned subsidiary, Heartland Telecommunications Company of Iowa. EBSco Limited has assigned its interest in its three purchase agreements to the Registrant, Alpine Communications, L.C., an Iowa Limited Liability Company ("Alpine"), and Tritech Communications, L.C., an Iowa Limited Liability Company ("Tritech"). Alpine will acquire the assets of eight exchanges in Iowa and Tritech will acquire sixty exchanges in Iowa, Minnesota and Nebraska. The Registrant will provide management services to the exchanges acquired by Tritech. The Registrant will receive fees at industry standard rates for management services supplied to the Iowa and Minnesota Exchanges to be purchased by Tritech. Management services provided to exchanges located in Nebraska will be contracted through an outside vendor. The Registrant will also provide billing services for the exchanges purchased by Alpine and Tritech. The purchase must be approved by the Federal Communication Commission and the Public Utilities Commissions in Iowa, Minnesota and Nebraska. It is anticipated that the approvals for the purchase of the exchanges will not occur until the first half of 1996.

NOTE 6.   OTHER
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1994 Form 10-K.

HICKORY TECH CORPORATION
JUNE 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Consolidated Net Income for the quarter ended June 30, 1995, was 11.1% higher than the same period in 1994, as illustrated by the following table:

          NET INCOME (thousands)        1995      1994      1993      1992
          1st Quarter                 $2,221    $2,121    $2,233    $1,875
          2nd Quarter                  2,505     2,255     1,976     1,697

          Operating Revenues were 6.7% higher for the quarter ended June 30, 1995, than for the quarter ended June 30, 1994, as illustrated by the following table:

          OPERATING REVENUES (thousands)1995      1994      1993      1992
          1st Quarter                $14,647   $14,095   $13,309   $12,543
          2nd Quarter                 15,573    14,589    12,762    13,535

A.        Material changes in results of operations:

          1. TELEPHONE - Operating Revenues for the second quarter of 1995 were $958,000 or 14.4% higher than the same period in 1994. For the six months ended June 30, 1995, Operating Revenues were $2,015,000 or 15.3% higher than the same period in 1994. $1,608,000 of the year to date increase resulted from local service and network access. This was primarily due to increased local rates, growth in the number of access lines and higher message volumes per access line. Part of the increase in Operating Revenues is the result of having six months of operations at Amana Colonies Telephone Company (ACTC) in 1995 compared to three months in 1994. Operating Revenues at ACTC for the three months ended March 31, 1995 were $257,000. DirectVision, the Registrant's new satellite service, provided $132,000 of revenues during the first six months of 1995.

          2. COMPUTER - Operating Revenues for the second quarter of 1995 were $557,000 or 29.8% higher than the same period in 1994. For the six months ended June 30, 1995, Operating Revenues were $421,000 or 11.0% higher than the six months ended June 30, 1994. While this segment has experienced a reduction in volume from existing and expired contracts for certain services, a new contract with MCImetro was entered into in March, 1995, which generated $872,000 of revenue during the second quarter of 1995. This new contract provides for services to MCImetro for the next three years.

          3. EQUIPMENT SALES - Operating Revenues for this segment were down $628,000 or 16.3% for the second quarter of 1995 when compared to the second quarter of 1994. For the six months ended June 30, 1995, Operating Revenues were $801,000 or 10.5% lower than the same period in 1994. Operating Revenues for the California division of Collins Communications Systems Co. were $830,000 lower for the six months ended June 30, 1995, than for the same period in 1994. The Registrant has decided to discontinue operations at its California division and dispose of the assets of the division. The anticipated loss of $387,000 resulting from the closing of the division has been reflected in Operating Expenses in the quarter ended June 30, 1995. The Registrant is currently in negotiations with a potential buyer of those assets. It is anticipated that this segment will recover during the last half of 1995 from a slow first half in terms of revenues and profits. The St. Paul division of Collins Communications Systems Co. has recently entered into a $1.6 million contract for the installation of a new telephone system to be completed in the last quarter of 1995.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended June 30, 1995 were $97,000 or 4.4% higher than the second quarter of 1994. Operating Revenues for the six months ended June 30, 1995 were $99,000 or 2.4% lower than the same period in 1994. Royalty revenues were $308,000 lower for the six months ended June 30, 1995, than for the same period in 1994. Royalty revenues are generated from a right to manufacture contract which was entered into in 1994. While 1995 royalty revenues were approximately at the anticipated level, they were well below last year's levels. Standard product revenue is $802,000 ahead of last year's levels on a year to date basis. The Registrant believes that this increase can primarily be attributed to the implementation of distribution agreements. Conversely, revenue from sales to Other Equipment Manufacturers
               (OEM) was $852,000 lower for the six months ended June 30, 1995, than for the comparable period in 1994. However, OEM sales were ahead of expectations for 1995. OEM sales are generally at a lower margin than standard product sales.

          5. COST OF SALES - Consolidated Cost of Sales was $414,000 or 11.2% lower for the quarter ended June 30, 1995, than the same period in 1994. For the six months ended June 30, 1995, Cost of Sales was $749,000 or 10.5% lower than for the same period in 1995. Operating Revenues for the two segments (Equipment Sales and Telecommunications Product Development) which generate most of the Cost of Sales were lower during the six months ended June 30, 1995 as described in previous paragraphs. In terms of percentage of Operating Revenues from these two segments, Cost of Sales was 57% for the six months ended June 30, 1995, compared to 59% for the same period in 1994. This improvement in gross margin occurred in spite of reductions in royalty revenue which had no associated Cost of Sales. The improvement was the result of a change in the revenue mix from OEM sales to standard product sales in the Telecommunications Product Development Segment and better pricing methods in the Equipment Sales Segment.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended June 30, 1995, were $746,000 or 13.0% higher than the same period in 1994. For the six months ended June 30, 1995, Operating Expenses were $1,110,000 or 9.6% higher than in 1994. The Registrant recorded an estimated loss of $387,000 in the second quarter of 1995 on the anticipated closing and disposition of assets of the California division of Collins Communications Systems Co. Without the effect of the estimated loss the increase in Operating Expenses over 1994 would have been 6.3% for both the second quarter and the six months ended June 30, 1995.

          7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended June 30, 1995, was $203,000 higher than for the quarter ended June 30, 1994. For the six months ended June 30, 1995, Amortization was $389,000 higher than for the same period in 1994. Amortization of intangibles resulting from the acquisition of Amana Colonies Telephone Company in April, 1994, represented $30,000 of the year to date increase. Amortization of the license fee for the new DBS service represented $58,000 of the increase. Acceleration of the amortization of intangibles resulting from the 1992 acquisition of the California division of Collins Communications Systems Co. resulted in a $120,000 increase over 1994. The Registrant also accelerated the amortization of capitalized software costs in its Computer Segment. The overall increase in amortization of software costs over 1994 is $146,000.

B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents increased $2,630,000 for the six months ended June 30, 1995, compared with a decrease of $5,215,000 for the same period in 1994. The primary source of cash for both periods was internal operations which generated $10.3 million in 1995 and $8.2 million in 1994. The primary use of cash in the first six months of 1994 was the acquisition of Amana Colonies Telephone Company which required $6.5 million. Additions to Property, Plant and Equipment required $2.3 million in 1995 and $3.8 million in 1994. Dividends paid for the first six months were higher (16.1%) in 1995 than 1994 reflecting a $0.07 per share increase.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $14.6 million dollars as of June 30, 1995, compared to a working capital surplus of $11.2 million as of December 31, 1994. The primary source of working capital was internal operations.

          3. USES OF CAPITAL - Additions to Property, Plant and Equipment constituted the Registrant's largest investing activity, using $16.6 million for the three years ended December 31, 1994. The $2.3 million of internal working capital used during the first six months of 1995 was indicative of the continuing need for funding in the Registrant's capital intensive industry.

          4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of June 30, 1995, was $1,195,000. In addition Current Maturities of Long-Term Debt were $208,000. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. Plans have not been completed for the long-term funding of the debts maturing in 2003 through 2007. Additionally, the Registrant has entered into a debt financing agreement (Computoservice Line of Credit) to provide financing for building improvements for offices and computer facilities for its Computer Segment. This new debt requires interest only payments for one year at which time it will be converted to installment debt. As of June 30, 1995, there are no outstanding advances against this line of credit.

          5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed five acquisitions in the previous five years which were all funded out of existing cash balances. Growth plans and acquisitions will require additional debt financing in the future. Discussions have been conducted with several sources of long-term debt financing, but no commitments have been made. Should the Registrant have a need to secure senior debt financing as a result of pursuing corporate acquisitions, no difficulty is anticipated.

HICKORY TECH CORPORATION

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          None.

Item 3.   Default Upon Senior Securities,
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          a.   The annual shareholders' meeting was held on April 10, 1995.

          b. Three directors were elected to serve three year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:
                                                         With-    Broker
               Director                  For   Against   held     Nonvotes
               --------            ---------  --------   -----    --------
               James H. Holdrege   4,027,727   106,312   None     None
               Lyle G. Jacobson    4,051,845    82,194   None     None
               Starr J. Kirklin    4,121,877    12,162   None     None

               The other directors of the Registrant are as follows:
               Robert D. Alton, Jr.          Lyle T. Bosacker
               Robert K. Else                R. Wynn Kearney, Jr., M.D.
               Brett M. Taylor, Jr.

          c. Olsen, Thielen & Co., Ltd. was also confirmed as the auditors for the Registrant for 1995 at the annual meeting. The votes regarding the selection of the auditors were as follows:

                           For   Against   Abstain     Broker Nonvotes
                     4,114,652     9,763     9,624     None

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports of Form 8-K.

          b. Reports on Form 8-K. During the quarterly period ended June 30, 1995, the Registrant filed a Form 8-K dated June 23, 1995. Item 5 (Other Events) was reported on the Form 8-K. The Form 8-K involved the announcement of the Registrant's participation in purchase agreements dated June 15, 1995, with U S West Communications, Inc. to purchase assets of eighty-two rural telephone exchanges in Iowa, Minnesota and Nebraska.

               As a result of the purchase the Registrant will acquire the assets of eight exchanges in Minnesota for a purchase price of $25,900,000 and six exchanges in Iowa for a purchase price of $22,100,000.

               The purchase of the exchanges must be approved by the Federal Communications Commission and the Public Utility Commissions of Iowa, Minnesota and Nebraska. It is anticipated that the approvals for the purchase may not occur until the first or second quarter of 1996.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:    August 11, 1995        HICKORY TECH CORPORATION



                                 /s/ Robert D. Alton, Jr.
                                 Robert D. Alton, Jr.,
                                 Chief Executive Officer





                                 /s/ David A. Christensen
                                 David A. Christensen,
                                 Chief Financial Officer