Form 10-Q
period 1995-09-30
HICKORY TECH CORP
filed 1995-11-14
CIK 766561

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,133,246 shares of no par common stock as of September 30, 1995.

HICKORY TECH CORPORATION
SEPTEMBER 30, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)
In Thousands                         For Quarter Ended   For 9 Months Ended
                                     9-30-95   9-30-94   9-30-95    9-30-94
                                    --------   --------  --------   --------
OPERATING REVENUES
   Telephone                       $  7,421   $ 6,746  $ 22,592   $ 19,902
   Computer                           2,585     1,997     6,833      5,824
   Equipment Sales                    4,064     3,759    10,874     11,370
   Telecommunications Product
    Development                       1,801     2,102     5,792      6,192
                                    --------  --------  --------   --------
   TOTAL OPERATING REVENUES          15,871    14,604    46,091     43,288

COSTS AND EXPENSES
   Cost of Sales                      3,543     3,520     9,900     10,626
   Operating Expenses                 6,656     5,862    19,275     17,371
   Depreciation                       1,509     1,282     4,208      3,900
   Amortization of Intangibles          466       419     1,482      1,046
                                    --------  --------  --------   --------
   TOTAL COSTS AND EXPENSES          12,174    11,083    34,865     32,943
                                    --------  --------  --------   --------
OPERATING INCOME                      3,697     3,521    11,226     10,345

OTHER INCOME                            288        89       692        325
INTEREST EXPENSE                        (18)      (38)      (64)       (86)
                                    --------  --------  --------   --------
INCOME BEFORE INCOME TAXES            3,967     3,572    11,854     10,584

INCOME TAXES                          1,591     1,349     4,752      3,985
                                    --------  --------  --------   --------
CONSOLIDATED NET INCOME            $  2,376   $ 2,223  $  7,102   $  6,599
                                    ========  ========  ========   ========

EARNINGS PER SHARE                    $0.46     $0.43      $1.39     $1.29

DIVIDENDS PER SHARE                   $0.25     $0.22     $0.75      $0.65

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
SEPTEMBER 30, 1995
CONSOLIDATED BALANCE SHEET (UNAUDITED)
In Thousands                                   9-30-95           12-31-94
                                              --------           --------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                 $   9,198           $   5,065
   Temporary Cash Investments                    1,942               1,887
   Receivables, Net of Allowance                 9,167               7,258
   Taxes Receivable                                311                   0
   Inventories                                   2,991               2,948
   Deferred Tax Benefit and Other                1,167               1,029
                                               --------           --------
        TOTAL CURRENT ASSETS                    24,776              18,187

INVESTMENTS                                      2,762               2,648

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                     67,936              63,645
   Other Property and Equipment                 10,546              10,222
                                               --------            --------
        TOTAL                                   78,482              73,867
   Less Accumulated Depreciation                43,449              38,236
                                               --------            --------
        NET PROPERTY, PLANT AND EQUIPMENT       35,033              35,631

OTHER ASSETS:
   Intangible Assets                             9,399              10,649
   Note Receivable                                 340                 252
   Miscellaneous                                   413                 413
                                               --------            --------
        TOTAL OTHER ASSETS                      10,152              11,314
                                               --------            --------
TOTAL ASSETS                                 $  72,723           $  67,780
                                               ========            ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                          $   5,352           $   4,275
   Notes Payable                                     0                 763
   Accrued Taxes                                     0                 404
   Advanced Billings & Deposits                  2,283               1,295
   Current Maturities of Long-Term Debt            201                 219
                                               --------            --------
        TOTAL CURRENT LIABILITIES                7,836               6,956

LONG-TERM DEBT, NET OF CURRENT MATURITIES        1,145               1,295

DEFERRED CREDITS:
   Investment Tax Credits                          260                 337
   Income Taxes                                  4,339               4,395
   Other                                         2,777               1,955
                                               --------            --------
        TOTAL DEFERRED CREDITS                   7,376               6,687

SHAREHOLDERS' EQUITY:
   Common Stock                                  2,269               2,002
   Reinvested Earnings                          54,097              50,840
                                               --------            --------
        TOTAL SHAREHOLDERS' EQUITY              56,366              52,842
                                               --------            --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $  72,723           $  67,780
                                               ========            ========

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
SEPTEMBER 30, 1995
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                     For Nine Months Ended
In Thousands                                         9-30-95       9-30-94
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $ 7,101      $  6,599
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
        Depreciation and Amortization                  5,690         4,945
        Loss Resulting from Disposition of Assets        415             0
        (Increase) Decrease in:
          Receivables                                 (1,909)          287
          Taxes Receivable                              (311)            0
          Inventory and Other                           (281)          640
        Increase (Decrease) in:
          Accounts Payable                             1,076           886
          Accrued Taxes                                 (404)         (128)
          Advance Billings & Deposits                    988            47
          Deferred Investments Tax Credits               (77)          (91)
          Deferred Income Taxes                          (56)         (265)
          Other                                          822           194
                                                     --------      --------
        Net Cash Provided by Operating Activities     13,054        13,114

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment           (3,670)       (4,599)
   Additions  to Intangible Assets                      (641)       (1,058)
   Issuance of  Note Receivable                          (88)            0
   Increase in Investments                              (114)         (407)
   (Increase) Decrease in Temporary Cash Investments     (55)        1,297
   Purchase of Intangible Assets                           0          (200)
   Acquisition                                             0        (6,300)
   Proceeds from Sale of Assets                          155             0
   Other                                                   0            33
                                                     --------      --------
        Net Cash Used in Investing Activities         (4,413)      (11,234)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Long-Term Debt                            0           521
   Repayments of  Debt                                  (931)         (236)
   Proceeds from Issuance of Common Stock                267           263
   Acquisition of Common Stock                             0          (777)
   Dividends Paid                                     (3,844)       (3,333)
                                                     --------      --------
        Net Cash Used in Financing Activities         (4,508)       (3,562)
                                                     --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,133        (1,682)

CASH AND CASH EQUIVALENTS At Beginning of Year         5,065         8,478
                                                     --------      --------
CASH AND CASH EQUIVALENTS At End of Period           $ 9,198      $  6,796
                                                     ========      ========

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
SEPTEMBER  30, 1995
PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
          The preceding unaudited Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods being reported.

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

          COLLINS COMMUNICATIONS SYSTEMS CO. sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area. The Registrant's Equipment Sales Segment is made up of this wholly-owned subsidiary, as well as the retail sales and service operations of the Registrant's local exchange telephone companies in southern Minnesota and east-central Iowa.

          DIGITAL TECHNIQUES, INC. develops and sells unique business telephone system interface equipment. Its operations comprise the Registrant's Telecommunications Product Development Segment. The Registrant owns 81% of Digital Techniques, Inc.

          The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

          All intercompany transactions have been eliminated from the consolidated financial statements.

NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
          Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended September 30, 1995, the earnings per common share calculation was based on 5,127,569 shares. For the nine months ended September 30, 1995, the calculation was based on 5,125,517 shares. For the quarter ended September 30, 1994, the earnings per common share calculation was based on 5,125,574 shares. For the nine months ended September 30, 1994, the calculation was based on 5,129,370 shares.

          Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first, second and third quarter of 1995 and 1994 were as follows:

                                               1995          1994
                    1st Quarter           5,124,291     5,129,029
                    2nd Quarter           5,124,656     5,129,395
                    3rd Quarter           5,125,041     5,125,495

NOTE 3.   INVENTORIES
          Inventories are stated at the lower of average cost or market and consist of the following:

                  (In Thousands)                  9-30-95      12-31-94
          Finished Goods                          $    429     $   304
          Work in Process                               42         433
          Materials and Supplies                     2,520       2,211
                                                   -------     -------
          Total                                   $  2,991     $ 2,948

NOTE 4.   COMMON STOCK
          The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 5,133,246 shares outstanding on September 30, 1995, and 5,124,291 shares outstanding on December 31, 1994.

          Pursuant to the Employee Stock Purchase Plan, 8,205 shares of Common Stock were issued on September 1, 1995 to the employees who participated in the plan.

          Pursuant to the Retainer Stock Plan for Directors, 385 shares of common stock were issued in lieu of retainers to five members of the Registrant's Board of Directors on July 14, 1995. Also, pursuant to the plan, 365 shares of common stock were issued in lieu of retainers on March 31, 1995.

NOTE 5.   CORPORATE DEVELOPMENT
          On June 15, 1995, the HTC Group, consisting of the Registrant and EBSco Limited, a District of Columbia corporation, entered into five purchase agreements with U S West Communications, Inc. (U. S. West) to purchase the assets of eighty-two rural telephone exchanges in Minnesota, Iowa and Nebraska. The Registrant executed two purchase agreements to acquire assets of eight exchanges in Minnesota for $25,900,000 and six exchanges in Iowa for $22,100,000. The Registrant will own and operate its eight Minnesota exchanges through a wholly-owned subsidiary, Heartland Telecommunications Company of Minnesota. The six exchanges in Iowa will be owned and operated through a wholly-owned subsidiary, Heartland Telecommunications Company of Iowa. EBSco Limited has assigned its interest in its three purchase agreements to Alpine Communications, L.C., an Iowa Limited Liability Company ("Alpine"), and Tritech Communications, L.C., an Iowa Limited Liability Company ("Tritech"). Alpine will acquire the assets of eight exchanges in Iowa and Tritech will acquire sixty exchanges in Iowa, Minnesota and Nebraska. The Registrant will provide management services to the exchanges acquired by Tritech. The Registrant will receive specified contractual fees for management services supplied to the Tritech exchanges. The Registrant will also provide billing services for the exchanges purchased by Alpine and Tritech. The purchases must be approved by the Federal Communications Commission and the Public Utilities Commissions in Iowa, Minnesota and Nebraska. It is anticipated that the approvals for the purchase of the exchanges will not occur until the first half of 1996.

          The Registrant is anticipating utilizing new long-term debt instruments to fund the majority of its $48,000,000 acquisition price for the U. S. West property. Negotiations are presently taking place to secure such funding for the Registrant. No difficulty is anticipated in obtaining such financing . The timetable for closing these transactions is contingent upon Tritech obtaining financing for its acquisitions. Tritech expects to secure such financing by November 30, 1995. Management believes that costs related to the acquisition of the exchanges by the other parties to the transaction will add approximately $6,000,000 to the Registrant's acquisition price.
          The Registrant anticipates using existing cash for this additional cost.

NOTE 6.   OTHER
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1994 Form 10-K.

HICKORY TECH CORPORATION
SEPTEMBER 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Consolidated Net Income for the quarter ended September 30, 1995, was 6.9% higher than the same period in 1994, as illustrated by the following table:

          NET INCOME (thousands)        1995      1994      1993      1992
          1st Quarter                 $2,221    $2,121    $2,233    $1,875
          2nd Quarter                  2,505     2,255     1,976     1,697
          3rd Quarter                  2,376     2,223     1,832     2,017

          Operating Revenues were 8.7% higher for the quarter ended September 30, 1995, than for the quarter ended September 30, 1994, as illustrated by the following table:

          OPERATING REVENUES (thousands)1995      1994      1993      1992
          1st Quarter                $14,647   $14,095   $13,309   $12,543
          2nd Quarter                 15,573    14,589    12,762    13,535
          3rd Quarter                 15,871    14,604    12,628    16,192

A.        Material changes in results of operations:

          1. TELEPHONE - Operating Revenues for the third quarter of 1995 were $675,000 or 10.0% higher than the same period in 1994. For the nine months ended September 30, 1995, Operating Revenues were $2,690,000 or 13.5% higher than the same period in 1994. $2,248,000 of the year to date increase resulted from local service and network access. This was primarily due to increased local rates, a 4.7% growth in the number of access lines and 6.8% higher message volumes. Local rate increases provided approximately $450,000 of the increase. Part of the increase in Operating Revenues is the result of having nine months of operations at Amana Colonies Telephone Company (ACTC) in 1995 compared to six months in 1994. Operating Revenues at ACTC for the three months ended March 31, 1995 were $257,000. DirectVision, the Registrant's new satellite service, provided $272,000 of revenues during the first nine months of 1995.

          2. COMPUTER - Operating Revenues for the third quarter of 1995 were $588,000 or 29.4% higher than the same period in 1994. For the nine months ended September 30, 1995, Operating Revenues were $1,009,000 or 17.3% higher than the nine months ended September 30, 1994. While this Segment has experienced a reduction in volume from existing and expired contracts with certain interexchange carriers, a new contract with MCImetro was executed in March, 1995, which generated $1,020,000 of revenue during the third quarter of 1995 and $1,959,000 during the nine months ended September 30, 1995. This new contract provides for services to the customer for the next three years, but is subject to cancellation by the customer. This Segment also has a contractual relationship with another interexchange carrier which has not produced a sufficient volume of service to provide a profit margin. Management is currently reviewing this contract and its related costs. Until this situation is corrected profits from the Computer Segment will continue to be below management's projections.

          3. EQUIPMENT SALES - Operating Revenues for this Segment were up $305,000 or 8.1% for the third quarter of 1995 when compared to the third quarter of 1994. For the nine months ended September 30, 1995, Operating Revenues were $496,000 or 4.4% lower than the same period in 1994. The Registrant sold the assets of its California division of Collins Communications Systems Co. (Collins) on August 11, 1995. The loss of $415,000 resulting from the sale of the division has been reflected in Operating Expenses. Operating Revenues for the California division were $438,000 lower for the third quarter of 1995 when compared to the third quarter of 1994. For the nine months ended September 30, 1995, Operating Revenues for the California division were $1,276,000 lower than the same period in 1994. The St. Paul division of Collins completed a $1.6 million contract for the installation of a new telephone system for a governmental customer in the third quarter of 1995.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended September 30, 1995 were $301,000 or 14.3% lower than the third quarter of 1994. Operating Revenues for the nine months ended September 30, 1995 were $400,000 or 6.5% lower than the same period in 1994. Royalty revenues for the nine months ended September 30, 1995, were $206,000 lower than for the same period in 1994. Royalty revenues are generated from a right to manufacture contract which was executed in 1994. Standard product revenue is $630,000 ahead of last year's levels on a year to date basis. This increase can primarily be attributed to the implementation of distribution agreements with large national equipment distributors such as the Regional Bell Operating Companies and GTE. Conversely, revenue from sales to Other Equipment Manufacturers (OEM) was $1,374,000 lower for the nine months ended September 30, 1995, than for the comparable period in 1994. However, OEM sales were ahead of expectations for 1995. OEM sales are generally at a lower margin than standard product sales. The profitability of this Segment improved over 1994 due to the increase in its gross margins and reduced operating expenses.

          5. COST OF SALES - Consolidated Cost of Sales was $23,000 or 0.7% higher for the quarter ended September 30, 1995, than for the same period in 1994. For the nine months ended September 30, 1995, Cost of Sales was $726,000 or 6.8% lower than for the same period in 1995. Operating Revenues for the two segments (Equipment Sales and Telecommunications Product Development) which generate most of the Cost of Sales were lower during the nine months ended September 30, 1995 as described in previous paragraphs. In terms of percentage of Operating Revenues from these two segments, Cost of Sales was 59.4% for the nine months ended September 30, 1995, compared to 60.5% for the same period in 1994. The corresponding improvement in gross margin occurred in spite of reductions in royalty revenue which had no associated Cost of Sales. The improvement was the result of a change in the revenue mix from OEM sales to standard product sales in the Telecommunications Product Development Segment and better pricing methods in the Equipment Sales Segment.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended September 30, 1995, were $794,000 or 13.5% higher than the same period in 1994. For the nine months ended September 30, 1995, Operating Expenses were $1,904,000 or 11.0% higher than in 1994. The Registrant recorded a loss of $415,000 from the disposition of assets of the California division of Collins Communications Systems Co. Without the effect of this loss, the increase in Operating Expenses over 1994 would have been 8.6% for the nine months ended September 30, 1995. The Registrant's Computer Segment incurred Operating Expenses for the nine months ended September 30, 1995, which were $1,306,000 or 26.1% higher than the same period in 1994. The increase in expenses related primarily to development costs associated with contracts with two of its major customers. Management is currently reviewing the organizational structure of the Computer Segment and the contractural relationships with its major customers.

          7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended September 30, 1995, was $47,000 higher than for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, Amortization was $436,000 higher than for the same period in 1994. Amortization of intangibles resulting from the acquisition of Amana Colonies Telephone Company in April, 1994, represented $60,000 of the year to date increase. Amortization of the license fee for the new DBS service represented $86,000 of the increase. Acceleration of the amortization of intangibles resulting from the 1992 acquisition of the California division of Collins Communications Systems Co. resulted in a $120,000 increase over 1994. The Registrant also accelerated the amortization of capitalized software costs in its Computer Segment. The overall increase in amortization of software costs over 1994 was $255,000.

B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents increased $4,133,000 for the nine months ended September 30, 1995, compared with a decrease of $1,682,000 for the same period in 1994. The primary source of cash for both periods was internal operations which generated $13.1 million in 1995 and 1994. The primary use of cash in the first six months of 1994 was the acquisition of Amana Colonies Telephone Company which required $6.5 million. Additions to Property, Plant and Equipment required $3.7 million in 1995 and $4.6 million in 1994. Dividends paid for the first nine months were higher (15.3%) in 1995 than 1994 reflecting a $0.10 per share increase.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $16.9 million as of September 30, 1995, compared to a working capital surplus of $11.2 million as of December 31, 1994. The primary source of working capital was internal operations.

          3. USES OF CAPITAL - Additions to Property, Plant and Equipment constituted the Registrant's largest investing activity, using $16.6 million for the three years ended December 31, 1994. The $3.7 million of internal working capital used during the first nine months of 1995 was indicative of the continuing need for funding in the Registrant's capital intensive industry.

          4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of September 30, 1995, was $1,145,000. In addition, Current Maturities of Long-Term Debt were $201,000. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. The existing Long-Term Debt of the Registrant is primarily Rural Utilities Service obligations which carry a 2% interest rate.

               The Registrant has entered into a debt financing agreement (Computoservice Line of Credit) to provide financing for building improvements for offices and computer facilities for its Computer Segment. Additionally, the Registrant has entered into another debt financing agreement (Hickory Tech Line of Credit) for general corporate purposes including interim financing for acquisitions. As of September 30, 1995, there were no outstanding advances against either line of credit.

          5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs and sustain its historical dividend levels. The Registrant has completed five acquisitions in the previous five years which were all funded out of existing cash balances. Growth plans and acquisitions will require additional debt financing in the future. Discussions have been conducted with several sources for long-term debt financing, but no commitments have been made.

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

Dated: November 10, 1995         HICKORY TECH CORPORATION



                                 /s/ Robert D. Alton, Jr.
                                 Robert D. Alton, Jr.,
                                 Chief Executive Officer





                                 /s/ David A. Christensen
                                 David A. Christensen,
                                 Chief Financial Officer