Form 10-K
period 1995-12-31
HICKORY TECH CORP
filed 1996-03-29
CIK 766561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission File Number:  0-13721


HICKORY TECH CORPORATION

Minnesota (State or other jurisdiction of incorporation or organization) 41-1524393 (I.R.S. Employer Identification No.)

221 East Hickory Street
P.O. Box 3248
Mankato, Minnesota  56002

(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  800-326-5789

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par
Title of Class

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes      X      No

Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $137,927,860 (exclusive of voting stock owned by Registrant's Directors and Officers).

The total number of shares outstanding of the Registrant's common stock as of March 25, 1996: 5,121,873.

Documents Incorporated by Reference:   None.




                                      PART I
Item 1.      Business.

IN GENERAL
             (a) The Registrant is Hickory Tech Corporation, which is the parent company for seven operating subsidiaries, which are:
             Mankato Citizens Telephone Company (MCTC), a Minnesota corporation; Mid-Communications, Inc. (Mid-Comm), a Minnesota corporation;
             Cable Network, Inc. (CNI), a Minnesota corporation;
             Amana Colonies Telephone Company (ACTC), a Minnesota corporation; Computoservice, Inc. (CSI), a Minnesota corporation *;
             Collins Communications Systems Co. (Collins), a Minnesota corporation and;
             Digital Techniques, Inc. (DTI), a Texas corporation.
             * Includes a wholly owned subsidiary, National Independent Billing, Inc. (NIBI), a Minnesota corporation.

Hickory Tech Corporation was reorganized as the parent company in June, 1985. Its predecessor, MCTC, has been in business since February, 1898. The Registrant has evolved into four main segments, based upon the eight operating companies listed above. The four business segments are described below.

TELEPHONE SEGMENT

Telephone Operations represented approximately 48% of 1995 Consolidated Operating Revenues.

MCTC and Mid-Comm, both medium-sized independent telephone utilities in and around Mankato, Minnesota, have experienced no major change in the scope or direction of their operations during the past year. The telephone operations of MCTC and Mid-Comm are regulated by the Minnesota Public Utilities Commission. MCTC also owns and operates a direct broadcast satellite license under the trade name DirectVision. The DirectVision line of business is unregulated by State and Federal regulators. ACTC is a small independent telephone company in east central Iowa and is regulated by the Iowa Utilities Board. CNI owns and operates fiber optic cable facilities in southern Minnesota which are used to transport long distance communications as a service to telephone exchange carriers. CNI also owns cable television franchises in two small rural communities located near Mankato, Minnesota, and has approximately 300 customers. CNI also owns partnership interests in three rural cellular properties in south central Minnesota. None of CNI's operations are subject to regulation by the Minnesota Public Utilities Commission.

The four companies that provide telephone related services, MCTC, Mid-Comm, ACTC and CNI, are combined into the Registrant's Telephone segment. The total landline access lines served as of December 31, 1995 was 42,954. There are twelve contiguous exchanges/central offices in and around Mankato, Minnesota and one exchange serving seven communities in and around Amana, Iowa. The net combined operating revenues after intercompany eliminations for this segment were $30,209,000 in 1995 compared with $26,869,000 in 1994, which is an increase of 12.4%. Revenue for this segment has increased for both network access and local service. Network access revenues were positively affected by the continued growth in access minutes, offset by overall lower rates charged for access service. Local service has grown primarily as a result of an increase in local rates in January, 1995. Additional growth resulted from the marketing efforts to sell custom calling services, Centrex and voice mail. Competition for customer selection of dedicated trunklines over switched access services (i.e. bypass) also caused reductions. Operating income for this segment was $14,648,000 in 1995 compared with $12,721,000 in 1994. This segment is in a capital-intensive industry, and during the two year period ended 1995, $10,755,000 was invested in telecommunications plant facilities.

COMPUTER SEGMENT

Computer operations represented approximately 17% of 1995 Consolidated Operating Revenues.

CSI operates a computer data processing business from its base in Mankato, Minnesota, with an emphasis on the telecommunications businesses and municipalities. Included in CSI's customer base are numerous independent telephone companies and several interexchange telephone carriers (IXC) such as AT&T, US West Communications, Inc., Sprint and MCI. National Independent Billing, Inc. (NIBI), a wholly owned subsidiary of CSI, provides services for many facets of telecommunications. NIBI provides telecommunications message processing for IXCs such as United Telephone Long Distance (UTLD) and MCImetro. CSI's consolidated operating revenues after intercompany eliminations were $10,405,000 in 1995 compared to $7,846,000 in 1994, an increase of 32.6%.
Operating income for this subsidiary was $721,000 in 1995 compared to $763,000
in 1994, a 5.5% decrease.   Computer data processing, the core service of CSI,
is a dynamic business of standard programming services, with a base of existing customers comprised mostly of local telephone companies. However, there is turnover in this base. New customers and services to existing customers are continually being sought to offset the attrition of customers who establish in-house systems. IXC contracts represent specialized services to long distance communications providers. The volume of monthly processing with these IXCs under the existing contracts has declined over the past three years. In 1995, CSI and NIBI entered into new contracts with large IXCs which provided for the sale and development of software as well as consulting and processing services. In 1995, CSI and NIBI also experienced the expiration of an IXC contract with had been very profitable for five years. There is volatility in this line of business because of the size and quantity of IXC contracts.

EQUIPMENT SALES SEGMENT

Equipment sales and service represented approximately 23% of 1995
Consolidated Operating Revenues.

Collins sells and services telephone apparatus on a retail level in the metropolitan Minneapolis/St. Paul area. Collins continues its commitment to service and support of its core product, Nortel (formerly Northern Telecom), while identifying new opportunities such as call centers, Meridian Link, computer telephone integration voice mail and interactive voice response. Collins sold the assets of its California division, CoasTel, in 1995. Collins' operations, as well as the equipment sales operations of the Registrant's local telephone companies in and around Mankato, Minnesota, and Amana, Iowa, are reflected in the Registrant's Equipment Sales segment. This segment's operating revenues were $14,502,000 in 1995 compared with $15,430,000 in 1994, a 6.0%
decrease. This decrease is a result of the discontinuance of operations of CoasTel. Revenue in the Minneapolis/St. Paul and southern Minnesota markets increased 5%. The segment's operating income was $583,000 in 1995 compared with $765,000 in 1994. This decrease was primarily due to operations in California which resulted in a loss of $268,000. Collins' operations in Minnesota experienced an 8.5% increase in 1995.

TELECOMMUNICATIONS PRODUCT DEVELOPMENT SEGMENT

Telecommunicaitons Product Development revenues represented approximately 12% of 1995 Consolidated Operating Revenues.

The Telecommunications Product Development segment consists of the operations of DTI. DTI designs, assembles and distributes unique telecommunications components for systems throughout North America and the United Kingdom. DTI develops new products, responds to original equipment manufacturing assembly orders, and distributes or licenses patented products through large nationally recognized distributors. DTI's expertise is in engineering telephone system interface devices using software and hardware solutions. DTI has a base of operations in the Dallas, Texas area, but enjoys a national and international scope through its RBOC, GTE and British Telecom, Inc. distributor networks. This segment's operating revenues were $7,731,000 in 1995 compared with $8,063,000 in 1994, a 4.1% decrease. In 1994, DTI experienced an extraordinary demand for its products through Original Equipment Manufacturing
(OEM) contracts and royalty agreements. In 1995, DTI experienced a 29% growth in sales of its standard products while it experienced a 53% decrease in OEM sales. DTI's standard products earn a much higher gross margin than OEM sales. Consequently, while Operating Revenue went down in 1995, gross margins increased 11%. The result of this and management's emphasis on controlling expenses resulted in Net Operating Income growing from $845,000 in 1994 to $1,129,000 in 1995, a 33.6% increase.

FINANCIAL CONDITION

The Registrant's financial position continues to be strong, with net working capital of $16,993,000 at December 31, 1995. The Registrant operates in capital intensive businesses. Additions to Property, Plant and Equipment are the Registrant's largest investing activity, using $17,871,000 of working capital in the three years ended 1995. Another $13,000,000 has been planned for the next two years. The Registrant's primary source of working capital has been its operations, primarily the Telephone segment. The Registrant has achieved modernization of its core business technology through internal reinvestment of capital, added diversification through acquisition of external companies and generated new business through start-up ventures, while still improving its shareholders' capital position. The debt portion of the Registrant's total capitalization is 1.8%, an extremely low position which allows the Registrant an opportunity for additional growth.

In 1993, the Registrant acquired the exclusive license to distribute Direct Broadcast Satellite television programming in seven counties in southern Minnesota for $1,000,000 cash. In 1994, the Registrant acquired the assets of the Amana Colonies Telephone Company in east central Iowa for $6,500,000 in cash.

The construction and facilities program for 1996 is approximately
$8,500,000. This level of commitment is higher than the historical average of construction due to plans for a new building in Mankato, Minnesota. Normal purchase commitments have or will be made for planned expenditures.

The Registrant has entered into agreements to purchase the assets of eleven rural telephone exchanges in the State of Iowa from U S WEST Communications, Inc. ("US WEST") for $35,271,000. The eleven exchanges contain approximately 12,200 access lines. The acquisitions will be structured as a purchase of telephone assets from US WEST and must be approved by the Public Utilities Board of Iowa and the Federal Communications Commission. It is anticipated that the approvals for the purchase of the exchanges should be completed in the fourth quarter of 1996. The Registrant is anticipating utilizing new long-term debt instruments to fund the majority of its acquisition price for the US WEST property. Negotiations are presently taking place to secure such funding. No difficulty is anticipated in obtaining this financing.

The Registrant's reinvested growth in equity has come about while increasing dividends to shareholders from $2,148,000 in 1985 to $5,127,000 in 1995, a 9.1% compound annual growth rate over 10 years. The Registrant announced a dividend increase of 10% in 1996. This increase is not expected to affect the liquidity of the Registrant.

Management believes the Registrant will generate sufficient working capital internally from operations to meet its operating needs and sustain its historical dividend, debt service, and equipment additions levels. The Registrant has a $7,000,000 line of credit arrangement with a local bank at prime interest rates. The Registrant is anticipating utilizing new long-term debt instruments of various maturities to fund the majority of the $35 million acquisition price of the Iowa - US WEST telephone property in 1996.

(b)  The Registrant's operations are conducted in four business segments.
The Telephone segment provides telecommunications services to Mankato and adjacent areas of Blue Earth and Nicollet Counties in southern Minnesota and to the Amana Colonies in east-central Iowa. The Telephone segment also operates fiber optic cable transport facilities in southern Minnesota, participates in cellular partnerships located in southern Minnesota, and operates cable television businesses in its service territory. The Computer segment provides data processing and related services primarily to telecommunications companies. Its customers are local exchange telephone companies and interexchange network carriers with operations across the country. The Equipment Sales segment sells, installs and services communications equipment in the retail market. It has many ongoing business contracts with large business customers in Minneapolis/St. Paul and southern Minnesota. The Telecommunications Product Development segment designs, assembles and distributes communications equipment through large distributors in North America and the United Kingdom.

BUSINESS SEGMENT DATA
Years Ended December 31
(Dollars in thousands)
                                            1995        1994         1993
IDENTIFIABLE ASSETS:
 Telephone                               $49,435     $46,967      $41,653
 Computer                                  7,725       6,856        6,456
 Equipment Sales                           6,089       6,694        6,743
 Telecommunications Product Development    3,417       3,634        2,681
 Corporate                                 7,271       3,629        5,085
                                        --------    --------     --------
 Total Assets                            $73,937     $67,780      $62,618
                                        ========    ========     ========
REVENUES BEFORE INTERSEGMENT
ELIMINATION:
 Telephone                               $30,538     $26,987      $24,600
 Computer                                 12,437       9,817       10,231
 Equipment Sales                          14,503      15,430       14,471
 Telecommunications Product Development    7,731       8,063        5,081
 Intersegment Elimination                 (2,362)     (2,089)      (1,842)
                                        --------    --------     --------
 Total Revenue                           $62,847     $58,208      $52,541
                                        ========    ========     ========
OPERATING INCOME:
 Telephone                               $14,648     $12,721      $12,051
 Computer                                    721         763        1,501
 Equipment Sales                             583         765           62
 Telecommunications Product Development    1,129         845         (274)
 Corporate                                (1,302)       (588)      (1,234)
                                        --------    --------     --------
 Total Operating Income                  $15,779     $14,506      $12,106
                                        ========    ========     ========
DEPRECIATION AND AMORTIZATION EXPENSE:
 Telephone                                $4,621      $4,143       $3,695
 Computer                                  1,784       1,639        1,593
 Equipment Sales                             523         531          404
 Telecommunications Product Development      138         130          119
 Corporate                                   122         187          115
                                        --------    --------     --------
 Total Depreciation and Amortization      $7,188      $6,630       $5,926
                                        ========    ========     ========
CAPITAL EXPENDITURES:
 Telephone                                $5,438      $5,317       $4,869
 Computer                                    328         668          294
 Equipment Sales                             120          58          200
 Telecommunications Product Development      123          88           23
 Corporate                                    12          73           90
                                        --------    --------     --------
 Total Capital Expenditures               $6,021      $6,204       $5,476
                                        ========    ========     ========

(c)  1    (i)  The Registrant's operations are conducted in 4 business segments:

TELEPHONE SEGMENT

MCTC owns and operates an independent telephone system serving the cities of Mankato and North Mankato, and adjacent rural areas in Blue Earth and Nicollet Counties in south-central Minnesota approximately 75 miles south of Minneapolis/St. Paul. Mid-Comm provides telephone services to the communities of Amboy, Cambria, Eagle Lake, Garden City, Good Thunder, Judson, Lake Crystal, Madison Lake, Mapleton, Pemberton, St. Clair, Vernon Center and surrounding rural areas located primarily in Nicollet and Blue Earth Counties in Minnesota. ACTC provides telephone services to the Amana Colonies in east-central Iowa. The total number of lines served in 1995 was approximately 43,000. The proposed acquisition of access lines in northern Iowa from US West Communications, Inc. will add approximately 12,000 lines in late 1996.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area and from the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation, and from providing long distance access for its subscribers through the toll center in Mankato. Local and long distance telephone access for the two companies are provided on an integrated basis. The local and long distance telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by the same work force. ACTC derives its principal revenues and income from local services charged to subscribers in its service area and from providing long distance access for its subscribers. Long distance telephone access is provided by all three of the Registrant's telephone companies by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its switched networks or private lines.

CNI's activities are included in the Telephone segment and are centered on the operation of a fiber optic cable transmission facility in southern Minnesota. CNI also owns and operates two cable television franchises in the Mankato, Minnesota area and has minority interests in three rural cellular partnerships. The operations, after elimination of intercompany activity, did not have a material impact on the financial operations of the Registrant and are not separately disclosed.

COMPUTER SEGMENT

CSI provides data processing and related services principally for the Registrant, other local exchange telephone companies, interexchange carriers, and miscellaneous municipalities. The computer operations are considered a separate segment of business in the Registrant's consolidated financial statements. CSI's principal activity is the provision of monthly batch processing of computerized data. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, general accounting and payroll. CSI provides certain billing clearinghouse functions for interexchange long distance carriers through its wholly owned subsidiary, National Independent Billing, Inc. CSI obtains specialty programming contracts due to its expertise in the telecommunications field. The unique programming and consulting aspects of telecommunications data processing have become a primary source of revenue for CSI/NIBI. Services for municipal customers consist of preparation of utility bills, payroll and fund accounting, as well as a full array of turnkey management systems. CSI generates revenues from the initial sale of software products as well as the associated support and contract programming that complement the sale.

EQUIPMENT SALES SEGMENT

The Equipment Sales segment activities are centered around the sale, lease and service of telephone equipment and services in southern Minnesota and in the metropolitan Minneapolis/St. Paul area. The products for this segment are telecommunication platforms such as Nortel and Centigram. Its expertise is very high quality system installation and maintenance. This segment operates in very competitive markets.

TELECOMMUNICATIONS PRODUCT DEVELOPMENT SEGMENT

The Telecommunications Product Development segment has operations which design, assemble and distribute value added telecommunications products. This innovative development company is based in Dallas, Texas, but serves national and international markets of large operating telephone companies and suppliers. DTI develops new products, responds to original equipment manufacturing assembly orders and distributes or licenses patented products through large nationally recognized distributors.

(ii) The Registrant and its subsidiaries are not planning the development or sale of a new product line which would require the investment of a material amount of the assets of the Registrant or its subsidiaries. Although innovation in products is continually required in the Computer and the Telecommunications Product Development segments, no extraordinary product line development or unique research and development is planned at this time.

(iii) Materials and supplies which are necessary for the operation of the businesses of the Registrant and its subsidiaries are available from a variety of sources. No supply problems are anticipated during the coming year.

(iv) The two telephone subsidiaries of the Registrant in Minnesota are public utilities operating pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission, the governing regulatory agency. ACTC is also a public utility which operates pursuant to a Certificate of Public Convenience and Necessity issued by the Iowa Utilities Board. Local service rates are filed as tariffs with the individual state regulatory authority. At this time, Iowa's level of regulation of local service rates is less restrictive than Minnesota's. Regardless of whether a particular rate is subject to regulatory review, the Registrant's ability to raise rates will be determined by various factors, including economic and competitive circumstances. Other patents, licenses, franchises and concessions (such as cellular licenses, cable TV franchises and wireless TV rights) while important assets, are of less significance in the businesses of the Registrant and its subsidiaries.

(v)  The businesses are not highly seasonal.

(vi) The Registrant and its subsidiaries are engaged in service businesses. Working capital practices primarily involve allocation of funds for the construction and maintenance of telephone and computer plant, the payroll costs of highly skilled labor, and the inventory to service its telephone equipment customers.

(vii) As local exchange telephone companies, MCTC, Mid-Comm and ACTC provide end office switching and ancillary services to long distance interexchange carriers, such as AT&T, US West, MCI and Sprint. This relationship allows the Registrant's telephone subscribers to place long distance telephone calls. By paying access charges in bulk quantities for the long distance usage of all of the individual customers who use their service, the long distance interexchange carriers are large customers of the Registrant, but individually do not represent more than ten percent of consolidated revenues. Access charges, payable by long distance IXCs, are filed as tariffs with either the FCC or the individual state regulatory authority, depending upon the jurisdiction of the traffic.

The Registrant's level of activity with any of its long distance carrier customers, including the largest customers, AT&T and US West, is not secured by contract. The FCC dictates that AT&T, or one of its long distance competitors, must serve the Registrant's subscribers for certain types of toll calls in certain jurisdictions, and the Minnesota Public Utilities Commission dictates that US West must serve the Registrant's subscribers for certain types of toll calls in certain jurisdictions as the "carrier of last resort." The prices for the services performed by the Registrant for interexchange carriers are primarily established by the FCC and by State regulatory agencies.

The Registrant offers equal access to other non-AT&T carriers in its service territory. The Registrant's level of activity with the non-AT&T carriers is not secured by contract, and the prices for services performed by the Registrant for these carriers are established by regulatory authorities in the same manner as it is for AT&T and US West.

The Registrant does not provide long distance telecommunications directly to end user customers under its own name in any jurisdiction.

The business of the Registrant's Equipment Sales and Telecommunications
Product Development segments are not dependent upon any single customer or small group of customers. These service and equipment activities are more of a commodity relationship and tend to provide more customers with smaller individual transactions than the Registrant's telephone business. The Registrant's Computer segment has a single customer which accounts for a significant portion of its revenue. There is no customer which accounts for ten percent or more of the Registrant's consolidated revenues in these segments.

(viii) The Registrant and its subsidiaries are in service businesses which provide an ongoing benefit to their customers for a fee. These services are repetitive and recurring. Backlog orders are not a significant factor in providing these services.

(ix) There is no material portion of the businesses of the Registrant or its subsidiaries which is subject to renegotiation or termination by the Government.

(x) The two telephone subsidiaries of the Registrant in Minnesota operate pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission. The telephone subsidiary in Iowa operates pursuant to a Certificate of Public Convenience and Necessity issued by the Iowa Utilities Board. These commissions regulate the services provided by MCTC, Mid-Comm and ACTC. Recent Federal communications legislation appears to have opened the doors to large telecommunications markets. Due to the relatively rural nature of the Registrant's service territory, management does not expect State or Federal regulation to materially impact the Registrant's future operations.

Competitors now offer private line switched voice and data services in or adjacent to the territories served by the Registrant, thus permitting bypass of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Registrant's long-term ability to provide local exchange service at economical rates.

In order to meet this competition, the Registrant has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include conversion of all the Registrant's switches to digital technology, remote switching technology to within 12,000 feet of every customer in the local network, installation of over 230 miles of fiber optic cable and installation of SS7 (an out-of-band system) to all of its access lines.

Competition does exist in some of the services provided for interexchange carriers, such as customer billing services, operator services and network switching. The competition comes from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers. Other services such as directory advertising and local private line transport and cellular communications are open to competition. Competition is based primarily on service and experience.

Since the mid-1980's, the Registrant's business strategy has been to position itself as a "one-stop" telecommunications services provider. Long-term business relationships with its customers have strengthened the Registrant's business position. The Registrant believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs. The Registrant has several competitive advantages in telecommunications; its prices and costs are extremely low; its service reputation is extremely high; its technical investment is unsurpassed; and it has a first hand billing relationship with almost 100% of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the State and Federal levels, court decisions, and possible future State and Federal legislation. The trend emanating from legislation is to expand competition in the telecommunications industry. It is imperative that the Registrant continue to do whatever it can to ensure that competition is open on a equal basis to all providers.

There are a number of companies engaged in supplying data processing services comparable to those furnished by CSI. Competition is based primarily on price and service. No company is dominant in this field. As the level of competition is opening for providers of local telephone service, those companies who are trying to provide service will require facilities for rating, billing and other related services. CSI is in a position to provide those services for these new telecommunications companies.

There are several companies competing in the equipment sales market in which Collins operates. Competition is based primarily on price and service.
No company is dominant in this field. Collins offers state-of-the-art customer premises telephone equipment through well-trained and experienced market representatives with long term relationships with customers. It also enjoys a very strong reputation for quality service. Collins has built a strong base of customers and enjoys most of its recurring revenue by selling to this base. With these attributes, Collins believes that it effectively competes in this market segment.

There are a limited number of companies competing in the product development market for the specific types of products distributed by DTI. This market is characterized by pressures to lower the manufacturing costs and to raise the quality standards to meet customer expectations. DTI is a small developer of telecommunications products attempting to distribute its products through very large national distributors. This creates slow product recognition and testing cycles which may cause cyclical patterns in DTI's financial results.

(xi) The Registrant's subsidiary, DTI, engages in research and development for the new telecommunications products it distributes. These research and development activities are not material to the Registrant's consolidated operation.

(xii) The Registrant and its subsidiaries anticipate no material effects on their capital expenditures, earnings, or competitive position because of laws relating to the protection of the environment.

(xiii) As of December 31, 1995, the Registrant and its subsidiaries had 438 full-time employees.

(d) The two telephone subsidiaries of the Registrant in Minnesota (MCTC and Mid-Comm) provide telephone services to south central Minnesota. ACTC provides telephone services in east-central Iowa. CNI has operations in south central Minnesota. The activities of CSI are primarily concentrated in midwest United States, with local exchange telephone company customers nationwide. CSI also has major IXC customers which tend to be in metropolitan areas in the midwest, on the east coast and in the south. The activities of Collins are primarily concentrated in the metropolitan Minneapolis/St. Paul are of Minnesota. DTI has its facilities in the Dallas, Texas area and distributes its products throughout North America and the United Kingdom.

Item 2.    Properties.

The Registrant's business is primarily in the service industry and its properties are used for administrative support and to store and safeguard equipment. At December 31, 1995, the gross book value of $80,595,000, consisting primarily of telephone plant and equipment. The two telephone subsidiaries of the Registrant in Minnesota own dial central offices with associated real estate in all of the communities mentioned in Item 1(c)1.(i) above, except Judson, Minnesota. The Registrant owns the telephone property, plant and equipment which it utilizes to operate its telephone systems. It is the opinion of the Registrant's management that the properties of the Registrant are suitable and adequate to provide modern and effective telecommunications services within its franchised areas, including both local and long distance service. The capacity for furnishing these services, both currently and for forecasted growth, are under constant surveillance by the engineering staff. Facilities are put to full utilization after installation and appropriate testing, according to two, three, and five year construction plans.

The Registrant's principal properties are the following:

(1) MCTC's general offices and principal central office exchange building are located at 221 East Hickory Street, Mankato, Minnesota. This is a three-level brick and stone building containing approximately 60,000 square feet of floor space. A portion of this building is leased to the parent company for its general offices, and to CSI for its data processing equipment. MCTC also owns a building containing approximately 16,000 square feet, which is currently vacant, adjacent to its principal office building. This building will be used for future expansion.

(2) MCTC's warehouse and pole yard is located on Patterson Avenue, Mankato, Minnesota. The warehouse is a steel Quonset building approximately 40 x 100 feet.

(3) MCTC's operations garage, located on Patterson Avenue in Mankato, Minnesota, is a two-story stone block building approximately 50 x 100 feet. The garage is used to store vehicles and supplies.

(4) MCTC leases other warehouse and service dispatch facilities in Mankato, Minnesota.

(5) ACTC leases general office and telephone central office equipment space in Homestead, Iowa.

(6) CSI owns a one-story specially insulated building in Mankato, Minnesota. The building contains 16,300 square feet. CSI also owns a main frame computer and associated peripheral equipment which it uses to provide data processing services for the Registrant and other customers. CSI leases facilities for its operations personnel and executive management in Mankato, Minnesota and also leases an operations office in Minneapolis/St. Paul, Minnesota.

(7) The Registrant leases building and warehouse space for Collins in St. Paul, Minnesota and office production space for DTI in Allen, Texas.

Item 3.      Legal Proceedings.

                  Neither the Registrant nor its subsidiaries are engaged in any material legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 1995 Annual Report on Form 10-K.


PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
Matters.

a) Prior to March, 1995, the Registrant's common stock was traded by local brokers in over-the-counter trading. Due to the limited volume of trading, the Registrant is unable to conclusively determine the high and low price ranges for the stock for each quarter of 1994. In early 1995, the Registrant noted that its shares had traded at $31.625 per share. In March 1995, the Registrant listed its common stock on NASDAQ's National Market Trading System.

                  Quarterly market price information in 1995 was as follows:
[CAPTION]

                  Quarter   High      Low       End of Qtr.
                  4th       $34.00    $30.50    $31.25
                  3rd       $35.50    $31.00    $33.25
                  2nd       $35.75    $28.00    $32.625
                  1st       $35.50    $31.625   $34.25

b) The total number of individual shareholders with a security position in the Registrant as of March 1, 1996 was 1,897.

 c)   The Registrant declared dividends for the two years ended
December 31, 1995 as follows:

                  Quarter   1995      1994
                  First     $ .25     $ .215
                  Second    $ .25     $ .215
                  Third     $ .25     $ .22
                  Fourth    $ .25     $ .22

On January 30, 1996, the Board of Directors of Hickory Tech Corporation announced a quarterly cash dividend of $ .275 per share of common stock, which is a 10% increase over the previous quarter. The dividend was payable on March 5, 1996, to stockholders of record at the close of business on February 15, 1996.

Item 6.      Selected Financial Data.

                  (Dollars in Thousands, Except Per Share Amounts)
                                  1995      1994      1993      1992      1991
FOR THE YEAR: (A)

   Operating Revenues
     Telephone                 $30,209   $26,869   $24,547   $24,876   $23,565
     Computer                   10,405     7,846     8,442     8,953     8,242
     Equipment                  14,502    15,430    14,471    15,565    10,400
     Telecommunications
      Product Development        7,731     8,063     5,081     7,241     3,838
                              --------  --------  --------  --------  --------
     Total Operating Revenue   $62,847   $58,208   $52,541   $56,635   $46,045

   Net Income                   $9,900    $9,147    $8,341    $7,887    $7,558

PER SHARE:

   Earnings Per Share            $1.93     $1.78     $1.62     $1.54     $1.47
   Dividends Per Share           $1.00     $0.87     $0.84     $0.80     $0.73
   Book Value Per Share         $11.28    $10.31     $9.49     $8.68     $7.95

AT YEAR END:

   Total Assets                $73,937   $67,780   $62,618   $63,382   $58,863
   Shareholders' Equity        $57,907   $52,842   $48,824   $44,601   $40,823
   Long-term Debt               $1,087    $1,295    $1,524    $4,920    $5,362
   Equity Ratio                  98.2%     97.6%     97.0%     90.1%     88.4%

OTHER DATA:

   Employees                       438       425       405       435       391
   Return on Average Equity      17.9%     18.0%     17.9%     18.5%     19.4%
   Capital Expenditures         $6,021    $6,204    $5,476    $4,876    $4,847
   Telephone Plant             $69,162   $63,645   $56,931   $52,455   $49,898
   Access Lines Served          42,954    41,326    38,519    37,319    36,438

(A) Acquisitions of National Independent Billing, Inc. in 1991, CoasTel - ICSI in 1992 and of Amana Colonies Telephone Company in 1994, have contributed to the Registrant's revenue growth for years after 1990.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant is a diversified communications holding company, with four main business segments, encompassing eight operating companies. The Telephone segment provides service to its franchised territories in south central Minnesota and east central Iowa. The Computer segment provides data processing service to small telephone companies and large interexchange long distance carriers. The Equipment Sales segment sells and services telecommunication equipment in Minneapolis/St. Paul and in southern Minnesota. The Telecommunications Product Development segment designs, assembles and distributes unique telecommunications components for business telephone systems throughout North America and Europe from its facility in Texas.

OVERVIEW OF OPERATIONS

In 1995, the Registrant experienced an 8.2% increase in consolidated net income while achieving an 8.0% overall increase in consolidated revenue. All four segments were profitable in 1995 as well as in 1994. While all four business segments are involved with telecommunications, their revenues, profits and operations are not influenced by similar factors.

CONSOLIDATED REVENUES

The revenues of the Registrant are classified into major service categories in the following table. In 1995, Consolidated Operating Revenues increased $4,639,000 or 8.0%.

CONSOLIDATED OPERATING REVENUES AFTER ELIMINATIONS
(Dollars in Thousands)
                                  1995  % CHANGE      1994  % CHANGE      1993
   TELEPHONE
     Local Exchange             $5,804       24%    $4,676        5%    $4,444
     Network Access             20,204        9%    18,542       14%    16,242
     Ancillary Service           1,208       10%     1,094       -6%     1,161
     Directory                   2,220        5%     2,108       -7%     2,277
     Other                         773       72%       449        6%       423
   COMPUTER
     Data Processing to LECs     3,381        6%     3,198        0%     3,206
     Contracts with IXCs         6,456       62%     3,997       -9%     4,386
     Turnkey and Other             568      -13%       651      -23%       850
   EQUIPMENT SALES
     Installations               5,467       -8%     5,929       -6%     6,297
     Moves, Adds & Changes       5,526      -11%     6,230       12%     5,551
     Maintenance and Other       3,509        7%     3,271       25%     2,623
   TELECOMMUNICATIONS PRODUCT
   DEVELOPMENT
     Standard Products           5,423       29%     4,203       19%     3,520
     OEM Products                1,440      -53%     3,087      283%       807
     Royalties & Custom Design     868       12%       773        3%       754
                              --------            --------            --------
   TOTAL REVENUES              $62,847        8%   $58,208       11%   $52,541
                              ========     =====  ========     =====  ========

TELEPHONE OPERATIONS

Telephone Revenues represent 48% of 1995 Consolidated Operating Revenues. They are earned primarily by providing customers access to the Registrant's 43,000 access line local network, and in providing interexchange access for long-distance network carriers.

The Telephone segment also earns revenue through use of its fiber optic transport network, operator assistance, network tandem switching, directory advertising, cellular communications, direct broadcast satellite and cable television operations.

Local service revenue increases of 24% in 1995 and 5% in 1994 in the Telephone segment are significant considering that these increases exceeded the growth in access lines served. The segment was able to achieve considerable growth in 1995 due to an increase in local rates in January, 1995. Additional growth resulted from the marketing efforts to sell its custom calling services, CLASS services, Centrex, voice mail and cellular equipment and agent fees.

Network access revenues were positively affected by the continued growth in access minutes, offset by overall lower rates charged for access service. Competition for customer selection of dedicated trunklines over switched access services (i.e. bypass) also caused reductions. Access minutes increased by 7.8% in 1995 compared to an increase of 9.2% in 1994, including the minutes added by Amana. Revenues would have increased 6.8% without Amana compared to 5.5% in 1994. Network access revenue growth was influenced by increased private line services. Network access revenue growth in 1995 and 1994 was enhanced by the acquisition of Amana (1.5% in 1995 and 3.9% in 1994) and by changes made to interstate access tariffs and their associated settlements out of National Exchange Carrier Association Pools.

Ancillary services to interexchange network carriers include the billing and collection function. Further reductions in 1994 occurred as more of these services were retained by interexchange carriers and no longer performed by this segment. In 1995, revenue from these services improved due to increased volumes, in spite of lower prices and service reductions.

Directory revenues increased in 1995 to nearly the same level as 1993 after a reduction in 1994. While directory advertising has gone down since 1993, revenue from directory listings and directory assistance has increased substantially. The Telephone segment started charging for directory assistance in 1994. Revenue from directory assistance was 24.5% higher in 1995 than in 1994.

The primary reason for the 72% increase in other revenue of the Telephone segment in 1995 was Direct Broadcast Satellite sales and service.

The Telephone Net Operating Income for 1995 grew 15%. This growth corresponds favorably to revenue growth of 12%.

COMPUTER OPERATIONS

Computer Revenues represented approximately 17% of Consolidated Operating Revenues in 1995. They were earned primarily by billing and software services to local exchange and municipal customers, and specialized contract services and software sales to interexchange carriers (IXCs).

Computer data processing, the core service of this segment, is a dynamic business of standard programming services, with a base of existing customers comprised mostly of local telephone companies. However, there is turnover in this base. New customers and services to existing customers are continually being sought to offset the attrition of customers who establish in-house systems.

IXC contracts represent specialized services to long distance communications providers. The volume of monthly processing with these IXCs under the existing contracts has declined over the three year reporting period. In 1995, CSI and its national marketing affiliate, NIBI, entered into new contracts with large IXCs which provided for the sale and development of software, as well as consulting and processing services. There is volatility in this line of business because of the size and quantity of IXC contracts.

While turnkey sales of small systems are continuing to decline, CSI is actively seeking more mid-size installations of its turnkey data processing systems. These proposals have very long customer acceptance cycles.

In 1995, Revenue for CSI increased 33% while Net Operating Income decreased 6%. This is primarily due to management's decision to aggressively amortize capitalized software development, as well as expense current software development. Without the change in amortization policy, CSI's Net Operating Income would have increased 16% in 1995.

EQUIPMENT SALES OPERATIONS

Equipment sales and service represented approximately 23% of Consolidated Operating Revenues. They were earned primarily by sales, installation and service of business telephone systems in two geographic markets of the United States (metropolitan Minneapolis/St. Paul and southern Minnesota). The Registrant sold the assets of its California division in 1995. The revenue from the California division in 1995 (for seven months of operations) was $1,619,000 or 70% lower than the full year 1994. This contributed to an overall reduction in Operating Revenues of 6%. Revenue in the other markets increased 5%. The customers in this segment's market are the individual end users of telecommunications service. The products for the segment's business are telecommunication platforms such as Nortel and Centigram.

St. Paul is the base of operation for Collins. This subsidiary, acquired by the Registrant in October, 1990, has a very strong reputation and a competitive advantage in the Minneapolis/St. Paul market. Collins has a customer base of successful companies with ongoing telecommunications needs.

The southern Minnesota sales occur primarily in the area around Mankato. The small customer base makes sales in this area cyclical. There have been two successive years of growth in this market.

The Equipment Sales segment produced Net Operating Income which was $182,000 lower than 1994. This was primarily due to operations in California which resulted in a loss of $266,000. Collins' operations in St. Paul experienced an 8.5% increase in Net Operating Income in 1995. The 8% decrease in overall installation revenues and 11% decrease in moves, adds and changes in 1995 was primarily the result of the sale of the California operation.

Collins entered into a sales and installation contract in December, 1995, with Anoka-Hennepin County School District, a major metropolitan school system, which will provide approximately $1,000,000 of revenue in 1996.

TELECOMMUNICATIONS PRODUCT DEVELOPMENT OPERATIONS

Telecommunications Product Development segment's (TPD) revenues represented approximately 12% of Consolidated Operating Revenues in 1995. They are earned by sales of unique business system interface devices throughout North America and the United Kingdom. The subsidiary, DTI, designs, assembles and distributes components for business systems such as Nortel. DTI was acquired by the Registrant in July, 1990. The customers of this market are national distributors of large telecommunications systems.

As a new product developer, DTI made deliberate steps to change its product mix in 1993. It experienced a reduction of $621,000 in the revenues it obtained from custom product development. Custom product development in the prior five years was the source for the majority of DTI's standard products. In 1994, DTI experienced an extraordinary demand for its products through Original Equipment Manufacturing (OEM) contracts and royalty agreements. The receipt of royalty income on certain OEM contracts offsets the decline in custom work in 1994 and 1995. In 1995, DTI experienced a 29% growth in sales of its standard products while it experienced a 53% decrease in OEM sales.

DTI's standard products earn a much higher gross margin than OEM sales. Consequently, while Operating Revenue went down 4% in 1995, gross margin increased 11%. The result of this and management's emphasis on controlling expenses resulted in an increase in Net Operating Income of 34%. DTI's growth in standard product sales resulted from its decision to use a distributor network to distribute its products.

The TPD segment has focused its emphasis on a narrower array of core products for 1996, and is at the beginning of some new product cycles which should provide growth for 1996 and 1997.

CONSOLIDATED COSTS AND EXPENSES

Consolidated Costs and Expenses other than Depreciation and Amortization were $39,880,000 in 1995, $37,072,000 in 1994, and $34,509,000 in 1993. The
Registrant's 8.0% increase in Revenues coincided with a 7.6% increase in costs. 1995 Costs and Expenses include a $415,000 loss resulting from the sale of assets of the Collins' California division. Without this loss, Costs and Expenses would have increased 6.5% in 1995.

The Registrant continues to increase its non-cash expenses associated with depreciation and amortization as part of a planned process. The results of this aggressive plan to write-down assets were somewhat offset by the elimination of some elements of amortization, either from the sale of some intangible assets or the complete amortization of other intangibles.

OTHER INCOME AND INTEREST EXPENSE

Other income (primarily interest and equity in partnership income) was higher than 1994 because of good performance of partnership investments. Additionally, interest income in 1994 was lower due to reduced balances of cash and temporary cash investments. Cash was used in 1994 for the purchase of assets for Amana Colonies Telephone Company. In 1993, there was a nonrecurring gain from the sale of marketable securities of $220,000. The Registrant's interest expense was reduced on an ongoing basis by debt reduction in 1993.

INCOME TAXES

Income taxes in 1994 were reduced by prior year tax adjustments. Income taxes in 1993 were reduced by $190,000 because of the Registrant's adoption of Statement of Financial Accounting Standards No. 109 on a one-time adjustment basis. Use of unitary state income taxes and the Registrant's growing diversification out of Minnesota help to keep state income taxes lower. The effective tax rate in 1995 is a more representative tax rate than the Registrant experienced in 1994 or 1993.

CONSOLIDATED NET INCOME

Net income increased $753,000, or 8.2%, which is $0.15 per share higher in 1995 than 1994, due to significant increases in the profitability of the Telephone segment and the Telecommunications Product Development segment (TPD). These increases were offset by a modest reduction in profitability of the Computer segment, the impact on the Equipment Sales segment of operating its California division and the impact on corporate operations from selling the California division. Net income increased $806,000 or 9.7% in 1994 over 1993, which is $0.16 per share higher, mostly due to improvement in the Equipment Sales and TPD segments.

INFLATION

Inflation did not have a material effect in 1995 or 1994 on the operations of the Registrant. Management believes that inflation affects its business to no greater extent than it affects the general economy. The Registrant continually attempts to minimize the impact from inflation through greater productivity and cost reduction programs.

FINANCIAL CONDITION, RESOURCES AND COMMITMENTS

The Registrant's financial position continues to be strong, with net working capital of $16,993,000 at December 31, 1995 and $11,231,000 at December 31, 1994. The Registrant and its subsidiaries operate in capital intensive businesses. Additions to Property, Plant and Equipment are the Registrant's largest investing activity, using $17,871,000 of working capital in the three years ended 1995. Another $13,000,000 has been planned for the next two years. The Registrant's primary source of working capital has been its operations, primarily the Telephone segment.

The Registrant has achieved modernization of its core business technology, added diversification through acquisition and new business start-up, while still improving its shareholders' capital position. The debt portion of total Registrant capitalization is 1.8%, down from 26.5% in 1985. Shareholders' equity has grown from $21,400,000 or $4.17 per share in 1985, to $57,907,000 or $11.28 per share in 1995.

CORPORATE DEVELOPMENT

In 1993, the Registrant acquired the exclusive license to distribute Direct Broadcast Satellite television programming in seven counties in southern Minnesota for $1 million in cash. In 1994, the Registrant acquired the assets of the Amana Colonies Telephone Company in east central Iowa for $6.5 million in cash. In 1995, the Registrant entered into agreements to purchase the assets of eleven rural telephone exchanges in Iowa from US WEST Communications, Inc. for $35,271,000. It is anticipated that the Iowa - US WEST acquisition will be completed in the fourth quarter of 1996.

DIVIDENDS

The Registrant's reinvested growth in equity has come about while increasing dividends to shareholders from $2,148,000 in 1985 to $5,127,000 in 1995, a 9.1% compound annual growth rate over ten years. The Registrant has announced a dividend increase of 10% for 1996. This increase is not expected to affect the liquidity of the Registrant, as discussed below.

LIQUIDITY

Management believes the Registrant will generate sufficient working capital internally from operations to meet its operating needs and sustain its historical dividend, debt service, and equipment addition levels. The Registrant purchased its DBS license and Amana Colonies Telephone Company assets with cash. The Registrant has a $7 million line of credit arrangement with a local bank at prime interest rates. The Registrant is anticipating utilizing new long-term debt instruments of various maturities to fund the majority of the $35 million acquisition price of the Iowa - US WEST telephone property in 1996. Negotiations are presently taking place to obtain such funding. No difficulty is anticipated in obtaining this funding.

REGULATORY

In December, 1994, the Registrant's largest telephone subsidiary, MCTC, filed its first local rate increase in 23 years. The rate increase, effective January 1, 1995, increased operating revenues by $600,000 in 1995. The Minnesota Department of Public Service (MDPS) has the authority to investigate rates and profits of telephone companies in Minnesota. No action has been initiated by MDPS against MCTC.

The Minnesota state telephone industry mobilized efforts to change the regulatory legislation in Minnesota in 1995. The main point of the initiative was to change the law so that companies with less then 50,000 customers would have their prices regulated instead of their profits. The Registrant actively participated in the effort to promote legislative change in Minnesota to prepare the industry for competition in all phases of telecommunications. This legislation passed in 1995. The Registrant's prices are comparatively low and would not be affected by the legislative changes.

In 1994, all independent telephone companies in Minnesota agreed on a three year intrastate access charge settlement which required all companies to limit their composite access rate to a target level. The Registrant's two Minnesota telephone subsidiaries did not incur any material adjustment resulting from this settlement since their rates were already at the target level.

In 1994, the Registrant received approval to offer Custom Local Area
Signalling Services (CLASS) in Mankato and surrounding exchanges. The new CLASS services were initiated in Mankato in April, 1995. The Registrant was one of the first to test the services and helped the Minnesota Public Utilities Commission develop safeguards for these Caller ID Services.

Management of the Registrant expects to see continued movement toward a fully competitive telecommunications marketplace. The Registrant's ability to compete is dependent on a level playing field with similar regulations for similar services and with reduced regulation to reflect an emerging competitive marketplace. Recent Federal communications legislation appears to have opened the doors to large telecommunications markets. Management does not expect State or Federal regulation to materially impact the Registrant's future operations.

ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" (SFAS
123). This new standard, effective for calendar year 1996 financial statements, encourages entities to adopt a fair value method of measuring compensation cost for employee stock option plans. Under the prescribed method, compensation cost would be measured at the grant date based on the fair value of the award and would be recognized over the related service period. An entity that does not adopt the fair value method of accounting will be required to include in its financial statements pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Registrant is evaluating the alternatives available under SFAS 123. If the fair value method is not elected, management does not expect the pro forma net income and earnings per share disclosures to be materially different from the actual 1996 operating results to be reported by the Registrant.

The Registrant presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation". Significant examples include the amount charged as depreciation expense, which reflects estimated lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. Certain criteria, such as increasing competition, or a change from cost-based regulation to another form of regulation, has caused many regulated companies to reconsider the application of SFAS 71. The Registrant continues to review these criteria to ensure that continuing application of SFAS 71 is appropriate.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard, effective for calendar year 1996 financial statements, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The new standard also imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable for future recovery at each balance sheet date. The impact of implementing this standard, given the regulatory uncertainties related to the Registrant's telephone operations and the continued application of SFAS 71 as previously discussed, cannot be determined at this time.

COMPETITION

Regulatory, legislative and judicial decisions, new technologies and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry. The range of communications services, the equipment available to provide and access these services and the number of competitors offering such services continue to increase. This is also the reason the Registrant has diversified its operations into multiple business segments.

Federal and State regulators are encouraging changes that promote competition in the industry. The impacts are expected to make it difficult to maintain and grow traditional telephone revenues. The Telephone segment of the Registrant has already begun to respond with active programs to market products and engineer its infrastructure to be an active participant in the new environment.

NEW SERVICES

In December 1994, the Registrant received approval of its CLASS offering in Mankato. This service was initiated in 1995.

In June 1994, the Registrant installed its first Direct Broadcast Satellite television service. By year end 1995, almost 1,200 customers had service installed.

In June 1994, the Registrant released a new telecommunications product, Qstar, through its subsidiary, DTI. Field testing and product introductions took place in 1995. Sales of this product began in December 1995.

In August 1994, the Registrant applied for DTI's telecommunications products to be distributed exclusively by British Telecom, Inc. DTI received acceptance by British Telecom, and its products were distributed in the United Kingdom and Europe in 1995.

ENVIRONMENTAL

Management is currently not aware of any environmental matters which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Registrant.

BUSINESS OUTLOOK

The Registrant operates businesses in several different markets. Each of the businesses has fluctuations in revenues and operating earnings as the result of the overall level, timing and terms of many contracts.

The Registrant monitors the technological changes and competitive and regulatory environment of the telecommunications business and develops strategies to address these changes. The Registrant evaluates the way it conducts business in order to further improve customer responsiveness and quality. The Registrant promotes regulatory changes. Also, the Registrant evaluates productivity improvement programs that could involve retraining of employees, re-engineering of systems, restructure of its resource levels and operating costs.

The Registrant estimates that earnings for the first quarter 1996 will be higher than results for the first quarter 1995. The Registrant will continue to look carefully at its options in each of its businesses in order to improve shareholder value.

Item 8.      Financial Statements and Supplementary Data.

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
Hickory Tech Corporation

We have audited the consolidated balance sheet of Hickory Tech Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hickory Tech Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

St. Paul, Minnesota
February 2, 1996


/s/Olsen Thielen & Co., LTD.

HICKORY TECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31
                                      ASSETS

(Dollars in Thousands)                                          1995      1994
CURRENT ASSETS:
   Cash and Cash Equivalents                                  $4,517    $5,065
   Temporary Cash Investments                                  7,176     1,887
   Receivables, Net of Allowance for Doubtful
     Accounts of $167 and $92                                  9,381     7,258
   Inventories                                                 2,846     2,948
   Deferred Tax Benefit and Other                                985     1,029
                                                            --------  --------
     TOTAL CURRENT ASSETS                                     24,905    18,187

INVESTMENTS                                                    2,714     2,648

NET PROPERTY, PLANT AND EQUIPMENT                             36,088    35,631

OTHER ASSETS:
   Intangible Assets                                           9,457    10,649
   Notes Receivable                                              340       252
   Miscellaneous                                                 433       413
                                                            --------  --------
     TOTAL OTHER ASSETS                                       10,230    11,314

TOTAL ASSETS                                                 $73,937   $67,780
                                                            ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                           $5,568    $4,275
   Notes Payable                                                   -       763
   Accrued Taxes                                                 459       404
   Advance Billings and Deposits                               1,679     1,295
   Current Maturities of Long-Term Debt                          206       219
                                                            --------  --------
     TOTAL CURRENT LIABILITIES                                 7,912     6,956

LONG-TERM DEBT, Net of Current Maturities                      1,087     1,295

DEFERRED CREDITS:
   Investment Tax Credits                                        233       337
   Income Taxes                                                3,735     4,395
   Compensation, Benefits and Other                            3,063     1,955
                                                            --------  --------
     TOTAL DEFERRED CREDITS                                    7,031     6,687

SHAREHOLDERS' EQUITY:
   Common Stock                                                2,294     2,002
   Retained Earnings                                          55,613    50,840
                                                            --------  --------
     TOTAL SHAREHOLDERS' EQUITY                               57,907    52,842

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $73,937   $67,780
                                                            ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31


(Dollars in Thousands, Except Per Share Amounts)
                                                      1995      1994      1993
OPERATING REVENUES:
   Telephone                                       $30,209   $26,869   $24,547
   Computer                                         10,405     7,846     8,442
   Equipment Sales                                  14,502    15,430    14,471
   Telecommunications Product Development            7,731     8,063     5,081
                                                  --------  --------  --------
     TOTAL OPERATING REVENUES                       62,847    58,208    52,541

COSTS AND EXPENSES:
   Cost of Sales                                    13,830    14,406    13,078
   Operating Expenses                               26,050    22,666    21,431
   Depreciation                                      5,291     4,985     4,663
   Amortization of Intangibles                       1,897     1,645     1,263
                                                  --------  --------  --------
     TOTAL COSTS AND  EXPENSES                      47,068    43,702    40,435

OPERATING INCOME                                    15,779    14,506    12,106

OTHER INCOME                                           924       301     1,064
INTEREST EXPENSE                                        77       102       299
                                                  --------  --------  --------
INCOME BEFORE INCOME TAXES                          16,626    14,705    12,871

INCOME TAXES                                         6,726     5,558     4,530
                                                  --------  --------  --------
NET INCOME                                          $9,900    $9,147    $8,341
                                                  ========  ========  ========

EARNINGS PER SHARE                                   $1.93     $1.78     $1.62

DIVIDENDS PER SHARE                                  $1.00     $0.87     $0.84

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31


        (Dollars in Thousands)                        1995      1994      1993
COMMON STOCK:

   Balance at Beginning of the Year                 $2,002    $2,671    $2,473
   Employee Stock Purchase Plan                        242       231       162
   Director Stock Purchase Plan                         50        42        36
   Retirement of Stock                                   -      (942)        -
                                                  --------  --------  --------
   Balance at End of the Year                       $2,294    $2,002    $2,671
                                                  ========  ========  ========

RETAINED EARNINGS:
   Balance at Beginning of the Year                $50,840   $46,153   $42,128
   Net Income                                        9,900     9,147     8,341

   Dividends Paid                                   (5,127)   (4,460)   (4,316)
                                                  --------  --------  --------
   Balance at End of the Year                      $55,613   $50,840   $46,153
                                                  --------  --------  --------
TOTAL SHAREHOLDERS' EQUITY                         $57,907   $52,842   $48,824
                                                  ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31

   (Dollars in Thousands)                             1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $9,900    $9,147    $8,341
   Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities:
        Depreciation and Amortization                7,401     6,800     5,926
        Loss Resulting from Disposition of Assets      415         -         -
        Equity in Partnership Income                  (597)     (273)     (168)
                                                  --------  --------  --------
   Cash Provided From Operations Before Changes
     in Assets and Liabilities                      17,119    15,674    14,099
        Changes in Assets and Liabilities Net of
          Effects of Acquisitions and
            Dispositions:
        (Increase) Decrease in:
          Receivables                               (2,123)     (336)      758
          Taxes Receivable                               -       999      (620)
          Inventories                                    1      (618)      421
        Increase (Decrease) in:
          Accounts Payable                           1,293       207    (1,598)
          Accrued Taxes                                 55       276        14
          Advance Billings and Deposits                384        76      (419)
          Deferred Investment Tax Credits             (104)     (121)     (166)
          Deferred Income Taxes                       (572)     (665)       92
        Other                                        1,043       577       353
                                                  --------  --------  --------
        Net Cash Provided By Operating Activities   17,096    16,069    12,934
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment       (6,021)   (6,374)   (5,476)
   Increase in Investments                             (68)     (341)     (655)
   Redemption of Investments                           599       127     1,304
   Change in Temporary Cash Investments             (5,289)     (186)    7,958
   Issuance of Note Receivable                         (88)     (252)        -
   Collection of Note Receivable                         -         -       370
   Purchase of Intangible Assets                    (1,114)   (1,346)   (2,256)
   Acquisitions, Net of Cash Acquired                    -    (6,500)        -
   Proceeds from Dispositions                          155         4        14
   Other                                                 -        59        67
                                                  --------  --------  --------
     Net Cash Provided by
        (Used In) Investing Activities             (11,826)  (14,809)    1,326
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Debt                        -       763         -
   Repayments of Debt                                 (983)     (307)   (3,546)
   Proceeds from Issuance of Common Stock              292       273       198
   Retirement of Common Stock                            -      (942)        -
   Dividends Paid                                   (5,127)   (4,460)   (4,316)
                                                  --------  --------  --------
     Net Cash Used In Financing Activities          (5,818)   (4,673)   (7,664)
                                                  --------  --------  --------
NET INCREASE (DECREASE)
   IN CASH AND  CASH EQUIVALENTS                      (548)   (3,413)    6,596
CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR      5,065     8,478     1,882
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $4,517    $5,065    $8,478
                                                  ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
BUSINESS SEGMENT DATA
Years Ended December 31

(Dollars in thousands)

                                                      1995      1994      1993
IDENTIFIABLE ASSETS:
   Telephone                                       $49,435   $46,967   $41,653
   Computer                                          7,725     6,856     6,456
   Equipment Sales                                   6,089     6,694     6,743
   Telecommunications Product Development            3,417     3,634     2,681
   Corporate                                         7,271     3,629     5,085
                                                  --------  --------  --------
   Total Assets                                    $73,937   $67,780   $62,618

REVENUES BEFORE INTERSEGMENT ELIMINATION:
   Telephone                                       $30,538   $26,987   $24,600
   Computer                                         12,437     9,817    10,231
   Equipment Sales                                  14,503    15,430    14,471
   Telecommunications Product Development            7,731     8,063     5,081
   Intersegment Elimination                         (2,362)   (2,089)   (1,842)
                                                  --------  --------  --------
   Total Revenue                                   $62,847   $58,208   $52,541

OPERATING INCOME:
   Telephone                                       $14,648   $12,721   $12,051
   Computer                                            721       763     1,501
   Equipment Sales                                     583       765        62
   Telecommunications Product Development            1,129       845      (274)
   Corporate                                        (1,302)     (588)   (1,234)
                                                  --------  --------  --------
   Total Operating Income                          $15,779   $14,506   $12,106

DEPRECIATION AND AMORTIZATION EXPENSE:
   Telephone                                        $4,621    $4,143    $3,695
   Computer                                          1,784     1,639     1,593
   Equipment Sales                                     523       531       404
   Telecommunications Product Development              138       130       119
   Corporate                                           122       187       115
                                                  --------  --------  --------
   Total Depreciation and Amortization              $7,188    $6,630    $5,926

CAPITAL EXPENDITURES:
   Telephone                                        $5,438    $5,317    $4,869
   Computer                                            328       668       294
   Equipment Sales                                     120        58       200
   Telecommunications Product Development              123        88        23
   Corporate                                            12        73        90
                                                  --------  --------  --------
   Total Capital Expenditures                       $6,021    $6,204    $5,476

HICKORY TECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

 The accounting policies of Hickory Tech Corporation are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. The Registrant presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Significant examples include the amount charged as depreciation expense, which reflects estimated lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises.

Basis of Consolidation - The consolidated financial statements of the Registrant include Hickory Tech Corporation, its subsidiaries, and majority owned partnerships. Investments in 20% to 50% owned entities and all unconsolidated partnerships are accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements.

Financial Statement Presentation - Telephone revenues are derived from charges for network access to the Registrant's local exchange network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. Revenue in the Equipment Sales segment earned on major installation and change contracts is recognized on the percentage of completion method.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Property and Depreciation - Property, plant and equipment are recorded at original cost of acquisition or construction. When telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and no gains or losses are recorded.

The components of Net Property, Plant and Equipment are summarized as follows:

     (Dollars in Thousands)                   1995      1994
     Telephone Plant                       $69,162   $63,645
     Other Property and Equipment           11,433    10,222
                                          --------  --------
     Total                                  80,595    73,867
     Less Accumulated Depreciation          44,507    38,236
                                          --------  --------
     Net Property, Plant and Equipment     $36,088   $35,631
                                          ========  ========

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on telephone plant for the three years ended December 31, 1995, were 6.6%, 6.6%, and 6.9%. Other equipment is depreciated over estimated useful lives of three to fifteen years, and the associated building is depreciated over its estimated useful life of thirty-five years.

Cash Investments - Cash and cash equivalents include general funds and short-term investments with original maturities of three months or less. Investments with original maturities of three months to twelve months are classified as temporary cash investments.

Investments - Other investments are carried at lower of cost or net realizable value.

Inventories - Inventories are stated at the lower of average cost or market and consist of the following:

     (Dollars in Thousands)                   1995      1994
     Finished Goods                           $344      $304
     Work in Process                           142       433
     Materials and Supplies                  2,360     2,211
                                          --------  --------
     Total                                  $2,846    $2,948
                                          ========  ========

Income Taxes - The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. For financial statement purposes, deferred investment tax credits and excess deferred income taxes relating to depreciation of regulated assets are being amortized as a reduction of the provision for income taxes over the estimated useful or remaining lives of the related property, plant and equipment.

Intangible Assets - Intangible assets are shown net of accumulated amortization of $2,433,000 and $4,665,000 for 1995 and 1994, respectively. The excess of cost over fair value of net assets acquired relating to acquisitions is being amortized over forty years. As of December 31, 1995 and 1994, amortized excess costs over fair value of assets acquired were $5,565,000 and $6,015,000 respectively. Contract rights and covenants not to compete associated with acquisitions are being amortized over three to twenty years.

Capitalized Software Costs - Capitalized software costs consist of costs to develop software internally for the Registrant's computer services segment. Capitalization of internally developed software begins upon the establishment of technological feasibility and continues until the product becomes available for general release to customers. Unamortized software costs at December 31, 1995 and 1994 were $1,991,000 and $2,692,000, respectively, and are included in Intangible Assets in the Consolidated Balance Sheets. Capitalized costs are amortized on a product-by-product basis over the remaining estimated economic life of the product.

Earnings Per Share - Earnings per share for 1993 is based on 5,140,003 weighted average number of shares of common stock and common stock equivalents outstanding during the year. Earnings per share for 1994 is based on 5,128,147 weighted average number of shares of common stock and common stock equivalents outstanding during the year. Earnings per share for 1995 is based on 5,127,470 weighted average number of shares of common stock and common stock equivalents outstanding during the year.

NOTE 2 - ACQUISITIONS

In 1994 the Registrant purchased the telephone exchange assets of Amana Society, Inc. in Amana, Iowa for $6,500,000. The acquisition was accounted for as a purchase and, accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. The purchase price exceeded the fair value of the assets by $4,400,000.

The Registrant's Consolidated Statement of Income includes the operating results of the acquisition from the date of purchase. The following table summarizes the unaudited consolidated pro forma results of operations, assuming the acquisition had occurred at the beginning of each of the following periods:

     (Dollars in Thousands)                   1994      1993
     Total Revenues                        $59,078   $53,614
     Net Income                              9,165     8,529
     Earnings Per Share                       1.79    1.66

NOTE 3 - BUSINESS SEGMENT DATA

The Registrant's operations are conducted in four business segments. The Telephone segment provides telephone services to Mankato and adjacent areas of Blue Earth and Nicollet counties in southern Minnesota and to the Amana Colonies in east-central Iowa. The Telephone segment also operates fiber optic cable transport facilities and DBS in southern Minnesota, participates in cellular partnerships across southern Minnesota, and operates cable television businesses in its service territory. The Computer segment provides data processing and related services primarily to telecommunications companies. Its customers are local exchange telephone companies and interexchange network carriers with operations across the country. The Equipment Sales segment sells, installs and services communications equipment in the retail market. It has many ongoing business contracts with large business customers in Minneapolis/St. Paul and southern Minnesota. The Telecommunications Product Development segment designs, manufactures and distributes communications equipment through large distributors in North America and the United Kingdom. Refer to BUSINESS SEGMENT DATA schedule above for additional business segment information.

NOTE 4 - FINANCIAL  INSTRUMENTS AND INVESTMENT SECURITIES

The carrying value of cash and temporary cash investments approximates their fair value due to the short maturity of the instruments. The carrying value of Investments is $2,714,000 at December 31, 1995, and $2,648,000 at December 31, 1994. Investments include investments accounted for using the equity method of accounting and investments which do not have a readily determinable fair market value. The fair value of the Registrant's long-term debt, after deducting current maturities, is estimated to be $924,000 at December 31, 1995 and $1,054,000 at December 31, 1994, compared to carrying values of $1,087,000 and $1,295,000 respectively. The fair value estimates are based on the overall weighted rates and maturity compared to rates and terms currently available in the long-term financing markets.

NOTE 5 - COMMON STOCK

The Registrant's common stock has no par value. There are 25,000,000 shares authorized with 5,134,021 share outstanding as of December 31, 1995, and 5,124,291 shares outstanding as of December 31, 1994.

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price at which the shares can be purchased is 85% of the fair market value for such shares on a specified date in each plan year. There were 300,000 common shares reserved for this plan.

Common stock distributions as a result of this plan are summarized as follows:

                                           No. of Shares        Amount
                            1993           5,939              $161,838
                            1994           8,181              $231,113
                            1995           8,205              $242,048

At December 31, 1995, employees had subscribed to purchase approximately 10,300 shares in the current plan year ended August 31, 1996.

A long-term incentive award plan for officers provides for the granting of incentive stock options, non-qualified stock options and restricted stock awards. The exercise price of any stock options or awards will be the fair market value of the shares on the date of the grant. Options may be exercised no later than ten years after the date of grant. All shares available for grant in any year which are not granted under the plan shall be available for grant in subsequent years. There were 250,000 common shares reserved for this plan.

 A summary of stock options granted follows:

                                No. of   Exercise Price of              No. of
                       Options Granted     Options Granted     Options Granted
        1993                     7,899              $30.75                   -
        1994                     7,534              $33.75               2,633
        1995                     6,645             $31.625               5,144

None of these options were exercised. The plan also has stock performance awards tied to Registrant growth in pre-tax net income. No awards will be determined under this portion of the plan until 1996.

Under the terms of a Corporate Retainer Stock Plan for Directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on a specified date in each quarter. There were 100,000 common shares reserved for this plan.

Common stock distributions as a result of this plan are summarized as follows:

                                           No. of Shares        Amount
                            1993           1,134               $35,800
                            1994           1,281               $42,046
                            1995           1,525               $50,030

During 1994, 29,000 shares of common stock were retired at a total cost of $942,000.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

(Dollars in Thousands)                                1995      1994
Notes Payable to Rural Utilities
   Service, 2%  Due November 2003                   $1,119    $1,300
Notes Payable to Rural Telephone Bank,
   4%  Due April 2007                                  174       194
Other                                                    -        20
                                                  --------  --------
   Total                                             1,293     1,514
Less Current Maturities                                206       219
                                                  --------  --------
   Long-Term Debt                                   $1,087    $1,295
                                                  ========  ========

The collateral for the notes payable to the Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) is exclusively the property, plant and equipment of Mid-Communications, Inc.

The terms of the notes payable to RUS and RTB restrict payment of cash dividends or reacquisition of capital stock. Annual requirements for principal payments for the four years subsequent to 1996 are as follows: 1997 - $211,500; 1998 - $217,100; 1999 - $222,900; and 2000 - $229,800. Cash paid for interest was
$134,000 in 1995, $103,000 in 1994, and $370,000 in 1993.

In September, 1995, the Registrant secured a $7 million line of credit arrangement with a local bank. This line of credit will be used for general corporate purposes including interim financing for acquisitions. The line of credit provides for borrowing at the prime interest rate. There are no material compensating balances or commitment fee requirements under this arrangement.

NOTE 7 - EMPLOYEE RETIREMENT BENEFITS

Employees in participating companies who meet certain service requirements are covered under defined contribution retirement savings plans which include IRS
Section 401(k) provisions. The Registrant contributes up to 5.75% of the employee's basic compensation, based on the employee's voluntary contribution. Registrant contributions and costs for retirement plans were $588,000 in 1995, $446,000 in 1994, and $442,000 in 1993. In 1995, the Registrant adopted an employee profit sharing plan for all employees who are eligible to participate in the employee retirement savings plan and are not covered by other types of incentive pay plans. Under this plan, the Registrant will contribute up to 2.0% of the eligible employee group total base compensation into retirement savings plan accounts if the participating companies achieve specific earnings targets. The Registrant's contribution for this plan in 1995 was $186,000.

In addition to providing retirement savings benefits, the Registrant provides postretirement health care and life insurance benefits for certain employees. The Registrant is not currently funding these benefits.

Net periodic postretirement benefit expense was $334,000 in 1995, $290,000 in 1994 and $231,000 in 1993. Accrued postretirement benefit cost was $686,000 as of December 31, 1995 and $438,000 as of December 31, 1994. The unrecognized transition obligation is being amortized over 20 years. The unrecognized liability as of December 31, 1995 is $1,020,000 and was $1,080,000 as of December 31, 1994.

The health care cost trend used in determining the accumulated postretirement benefit obligation was 15% grading to 6% in year 10 and later.

Assumptions used to develop net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations:
   Weighted average discount rate:                   8.00%
   Weighted average long term rate of return on plan assets    5.00%

NOTE 8 - INCOME TAXES

The income tax provisions include the following components:

   (Dollars in Thousands)                             1995      1994      1993
   Current Income Taxes:
     Federal                                        $5,769    $4,897    $3,645
     State                                           1,633     1,447       960
   Deferred Income Taxes:
     Federal                                          (446)     (498)        6
     State                                            (126)     (167)       86
   Investment Tax Credit:
     Amortized                                        (104)     (121)     (167)
                                                  --------  --------  --------
     Total Income Tax Expense                       $6,726    $5,558    $4,530
                                                  ========  ========  ========

Cash paid for income taxes was $7,240,000 in 1995, $5,229,000 in 1994 and $5,234,000 in 1993.

Deferred tax liabilities and assets are comprised of the following:

   (Dollars in Thousands)                             1995      1994
   Tax Liabilities Associated with:
     Depreciation and Fixed Assets                  $3,650    $3,777
     Software Development                              842     1,110
     Other                                             212       127
                                                  --------  --------
        Gross Deferred Tax Liability                 4,704     5,014
                                                  --------  --------
   Tax Assets Associated with:
     Deferred Benefit Plans                            845       738
     Receivables and Inventory                         209       211
     Accrued Liabilities                               412       309
     Other                                             124        70
                                                  --------  --------
        Gross Deferred Tax Assets                    1,590     1,328
                                                  --------  --------
   Net Deferred Tax Liability                        3,114     3,686
   Net Current Deferred Tax Asset                      621       709
                                                  --------  --------
     Net Non-Current Deferred Tax Liability         $3,735    $4,395
                                                  ========  ========

The differences which cause the effective tax rate to vary from the statutory federal income rates are as follows:

                                                      1995      1994      1993
   Statutory Tax Rate                                 35.0%     35.0%     35.0%
   Effect of:
     State Income Taxes Net of Federal Tax Benefit     5.9       5.6       5.3
     Amortization of Investment Tax Credit            (0.6)     (0.8)     (1.3)
     Prior Year Tax Adjustment                           -      (2.7)     (2.1)
     Other, Net                                        0.2       0.4      (1.7)
                                                  --------  --------   -------
   Effective Tax Rate                                 40.5%     37.5%     35.2%
                                                  ========  ========   =======

NOTE 9 - CONSTRUCTION COMMITMENTS

The construction and facilities program for 1996 is approximately $8,500,000. Normal purchase commitments have or will be made for planned expenditures.

NOTE 10 - CORPORATE DEVELOPMENT

The Registrant has entered into an agreement to purchase the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,200 access lines. The acquisition will be structured as a purchase of telephone assets from US West and must be approved by the Public Utilities Board of Iowa and the Federal Communications Commission. It is anticipated that the approvals for the purchase of the exchanges should be completed in the fourth quarter of 1996.

The Registrant is anticipating utilizing new long-term debt instruments to fund the majority of its $35,271,000 acquisition price for the US West property. Negotiations are presently taking place to secure such funding. No difficulty is anticipated in obtaining this financing.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Dollars in thousands, except per share amounts)

1995                             Total       4th       3rd       2nd       1st
Operating Revenues             $62,847   $16,756   $15,871   $15,573   $14,647
Operating Income                15,779     4,553     3,697     3,914     3,615
Net Income                       9,900     2,798     2,376     2,505     2,221
Earnings Per Share               $1.93      $.55      $.46      $.49      $.43
Dividends Per Share              $1.00      $.25      $.25      $.25      $.25
1994                             Total       4th       3rd       2nd       1st
Operating Revenues             $58,208   $14,920   $14,604   $14,589   $14,095
Operating Income                14,506     4,161     3,521     3,531     3,293
Net Income                       9,147     2,548     2,223     2,255     2,121
Earnings Per Share               $1.78      $.50      $.43      $.44      $.41
Dividends Per Share               $.87      $.22      $.22     $.215     $.215

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in accountants and no disagreement with the accountants regarding accounting or financial disclosures within the twenty-four month period ending December 31, 1995.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

MEMBERS OF THE BOARD OF DIRECTORS

ROBERT D. ALTON, JR. has served as a director since 1993. His present term expires this year and he is a nominee. Mr. Alton became President and Chief Executive Officer of the Registrant in 1993. Mr. Alton, age 47, is the former President of Telephone Operations of Contel Corporation and was employed in various executive and financial capacities at Contel Corporation for twenty-one years.

LYLE T. BOSACKER has served as a director since 1988. His present term expires in 1997. Mr. Bosacker, age 53, is a management consultant and President of CEO Advisors, Inc. Mr. Bosacker served as the Director of Corporate Information Services for International Multifoods from 1991 to 1993 and as its Director of
Corporat        e Information Systems Planning from 1987 to 1991.

ROBERT K. ELSE has served as a director since 1990. His present term expires this year and he is a nominee. Mr. Else, age 60, has been the President of EI Microcir cuits, Inc. in Mankato, Minnesota, since 1984. EI Microcircuits
manufact          ures and assembles electronic circuit boards.

JAMES H. HOLDREGE has served as a director since 1992. His present term expires in 1998. Mr. Holdrege, age 57, has been the General Manager of KATO Engineering Division Reliance Electric Co. since 1984. KATO Engineering is a manufacturer of synchronous generators, power conditioning equipment and associated controls.

LYLE G. JACOBSON has served as a director since 1989. His present term expires in 1998. Mr. Jacobson, age 54, has been the President and Chief Executive Officer of Katolight Corporation in Mankato, Minnesota, since 1985. Katolight Corporation is a manufacturer of emergency electrical generator sets and
controls                                .

R. WYNN KEARNEY, JR. has served as a director since 1993. His present term expires this year and he is a nominee. Dr. Kearney, age 52, has been in private practice with the Orthopaedic & Fracture Clinic, P.A., in Mankato, Minnesota, since 1972 and is a staff physician with the Department of Orthopaedic Surgery at Immanuel-St. Joseph's Hospital in Mankato, Minnesota. Dr. Kearney is also a director of Exactech, Inc. of Gainesville, Florida.

STARR J. KIRKLIN has served as a director since 1989. His present term expires in 1998. Mr. Kirklin, age 59, has been with First Bank System, Inc. since 1964 and has served as President of First Bank Mankato since 1978. Mr. Kirklin is a director of Valley Opportunities Incorporated, a registered investment company.*

BRETT M. TAYLOR, JR. has served as a director since 1970. His present term expires in 1997. Mr. Taylor, age 66, is the retired Chairman of Brett's Department Stores, Co. and previously served as its President from 1971 to 1987.

*Mr. Kirklin is an "interested person" within the meaning of Section 2(a) of the Investment Registrant Act of 1940. First Bank Mankato owns 3.7% of the voting stock of Valley Opportunities Incorporated. Mr. Kirklin serves as a director of Computoservice, Inc. and Mankato Citizens Telephone Company. The Registrant and these subsidiaries of the Registrant own 11.4% of the voting stock of Valley Opportunities Incorporated.

OTHER EXECUTIVE OFFICERS

JON L. ANDERSON, age 42, has served as a Vice President since 1995. Mr. Anderson has served as President of Collins Communications Systems Co. since 1994 and was
its Vice         President and General Manager from 1991 to 1994.

DAVID A. CHRISTENSEN, age 43, has served as Secretary since 1993, Vice President and Chief Financial Officer since 1989, Treasurer since 1986 and as Controller since 1979.

THOMAS R. BORCHERT, Age 59, has served as a Vice President since 1986. Mr. Borchert has served as President of Mankato Citizens Telephone Company since 1984.

MARY T. JACOBS, age 38, was appointed a Vice President in January, 1996 and has been the Director of Human Resources since 1993. Ms. Jacobs was the Director of Human Resources at Pueringer/Multifoods from 1991 to 1993. Pueringer/Multifoods is a food service distributor.

BRUCE H. MALMGREN, age 51, has served as a Vice President of the Registrant and as President of Computoservice, Inc. since 1995. Mr. Malmgren was Senior Vice President of Sales and Marketing and National Sales Manager for Dataserv, Inc. from 1992 to 1995. Dataserv, Inc. provides technical services for commercial personal computer systems. From 1990 to 1992, Mr. Malmgren was Vice President of Sales and Marketing for Facility Systems, Inc., a provider of business furniture and design systems. Prior to this, beginning in 1968, Mr. Malmgren held various sales & managerial positions in Xerox Corporation.

DAVID H. ROWLEY, age 55, has served as a Vice President since 1995 and President of Digital Techniques, Inc. since 1993. Mr. Rowley served as an Assistant Vice President for GTE Corp from 1991 to 1993. GTE Corp provides local and long
distance                       telephone services.

There are no present family relationships between the executive officers, nor between the executive officers and the directors.

SECTION 16(a) REPORTING DELINQUENCIES

As required by the Section 16(a), Robert D. Alton, Jr., David A.
Christensen and Thomas R. Borchert filed Form 5's for the 1995 fiscal year regarding their failure to file Form 4's in 1993, 1994 and 1995 reporting the stock options granted to them by the 1993, 1994 and 1995 Stock Award Programs and their potential participation in the pools of shares established by those Programs that may be distributed, provided financial goals are met by the Registrant and its subsidiaries over a three year period commencing with the
date of the r                  espective Programs.

The options granted to the parties and their potential participation in the various pools of shares were reported in the Form 10-K for 1993 and 1994 in this Form 10-K.

Item 11.     Executive Compensation.

The remuneration paid or accrued to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Registrant whose
aggregat     e remuneration exceeded $100,000 in 1995 is as follows:

SUMMARY COMPENSATION TABLE


                     Annual Compensation                  Long Term Compensation Awards

                                                          Restricted     Securities       All
Name and                                                  Stock          Underlying       Other
Principal                                                 Awards         Options/         Compensation
Position             Year  Salary($)       Bonus($)(3)    ($)            SARs (#)         ($)(6)
ROBERT D. ALTON, JR. 1995  $205,800 (1)    $113,740       $41,339 (5)    3,486            $ 8,625
Director, Chairman,  1994  $194,775 (1)    $ 87,990       $39,124 (5)    3,092            $ 8,295
President and Chief  1993  $183,750 (1)     N/A           $38,038 (4)    3,201            $32,230  (7)
Executive Officer

THOMAS R. BORCHERT   1995  $147,900        $83,182        $20,795 (5)    1,754            $ 8,177
Vice President       1994  $142,200        $62,237        $19,994 (5)    1,580            $ 7,880
                     1993  $138,759 (2)    $71,159        $19,220 (4)    1,667            $ 6,389

DAVID A. CHRISTENSEN 1995  $118,500        $51,139        $16,662 (5)    1,405            $ 6,511
Vice President,      1994  $112,000        $39,959        $15,748 (5)    1,244            $ 1,492
Chief Financial      1993  $107,939 (2)    $43,161        $15,375 (4)    1,299            $ 1,387
Officer, Secretary
and Treasurer

DAVID H. ROWLEY      1995  $104,500        $64,333          N/A            N/A             N/A
Vice President

JON L. ANDERSON      1995  $ 95,000        $43,910          N/A            N/A            $ 5,457
Vice President

(1) Includes deferred compensation of $8,750 in 1993, $9,275 in 1994 and $9,800 in 1995 pursuant to a Supplemental Retirement Agreement with the Registrant. Each year Mr. Alton accrues benefits equal to five percent (5%) of his base salary. This accumulation of benefits will occur for a maximum of ten (10) years of service commencing January 1, 1993. Benefits are paid upon termination of employment commencing on the earlier of Mr. Alton's 62nd birthday or his date of death.

(2) Includes deferred compensation of $15,000 for Mr. Borchert and $10,000 for Mr. Christensen pursuant to Supplemental Retirement Agreements with Mankato Citizens Telephone Company. The Supplemental Retirement Agreements provide for payments commencing upon termination of employment of $15,000 and $10,000, respectively for each year of service commencing January 1, 1984, up to a maximum of ten (10) years.

(3) The Registrant and its subsidiaries have an Executive Incentive Plan whereby key executives may receive additional compensation based on annual performance and set goals of the Registrant, its subsidiaries and the individual executive. In addition to cash compensation, each executive receives a performance award equal to one-half of the cash compensation. The cash award and the performance award credit are shown in this column. The performance award is credited to the executive's performance account. The performance account is annually credited with interest equal to the rate for a ten year Treasury Bond. The performance account is vested over four (4) years and is paid to the executive upon termination of employment.

(4) Awards granted under the Registrant's 1993 Stock Award Program and distributed to participants in 1996.

(5) Restricted Stock Awards under the Registrant's 1994 and 1995 Stock Award Programs will only be issued if the Registrant and its subsidiaries achieve established goals of pre-tax net income growth for the three (3) year periods ending December 31, 1996 and December 31, 1997, respectively. Certain assumptions have been made in estimating the amount of compensation associated with the Restricted Stock Awards. These assumptions include: a 4% compound annual growth rate in salaries for the individuals in the Programs, that all financial targets are met, and that the Committee approves a 100% payout of the awards to each participant. The Awards will be paid in stock of the Registrant, not in cash. See the LTIP table and associated footnotes.

(6) Employer contributions to 401(k) Plans.

(7) Includes $19,893 reimbursement for moving expenses, $7,681 contribution to 401(k) Plan and $4,655 in miscellaneous perquisites.

LONG TERM INCENTIVE PLANS
AWARDS IN LAST FISCAL YEAR
In 1993, the shareholders approved the Registrant's 1993 Stock Award Plan. Stock Award Programs (the "Programs") were implemented in 1993, 1994 and 1995 pursuant to the terms of the Stock Award Plan. Each Program established a pool of shares that may be issued to the executives of the Registrant contingent upon achievement of performance objectives over a three year period. The objectives are based on compound annual increases in the earnings of the Registrant and its subsidiaries. The restricted shares established in the 1993 Stock Award Program were distributed to the participants in February, 1996.

                                                Estimated Future Payouts Under
                                                Non-Stock Price-Based Plans(1)

             Number of      Performance
             Shares, Units  or Other Period
             or Other       Until Maturation
Name         Rights (#)(1)  or Payout          Threshold(2)  Target(3)  Maximum(4)
Alton           1,304       1 year                   1,304      1,304      1,956
                1,377       2 years                  1,377      1,377      2,066
Borchert          666       1 year                     666        666        999
                  693       2 years                    693        693      1,040
Christensen       524       1 year                     524        524        786
                  555       2 years                    555        555        833

(1) Under the terms of the Programs, shares will only be issued if the Registrant and its subsidiaries achieve established goals of compound annual growth in pre-tax net income for the three year periods ending December 31, 1996 and 1997, respectively. It is not possible to predict future salaries, stock prices or the financial results of the Registrant and its subsidiaries, therefore, certain assumptions have been made to estimate the outcome of the Programs. These assumptions include: a 4% compound annual growth rate in salaries for the individuals in the Programs, all financial objectives being achieved, the Committee approving a payout for each participant and a potential market value of the Registrant's stock of $30.00 per share in both 1997 and 1998. The Registrant is making no representations as to market appreciation potential for the Registrant's stock in these calculations.

(2) No restricted shares will be issued unless the Registrant and its subsidiaries achieve the performance objectives. The number of shares in the "Threshold" column assumes the performance objectives have been achieved by the Registrant and its subsidiaries.

(3) The number of shares in the "Target" column are the same as the shares in the "Threshold" column because restricted shares will only be issued if the performance objectives are achieved.

(4) The Programs allow the Committee the authority to reward outstanding individual performance by issuing restricted shares to an individual in an amount not to exceed 150% of the number of shares the individual would have received under the targeted level. The shares in the "Maximum" column assume the Committee will issue 150% of the target number of shares to all participants.

OPTION GRANTS IN LAST FISCAL YEAR
                                                            Potential Realizable
                                                            Value At Assumed
                                                            Annual Rates of
                                                            Stock Price
                                                            Appreciation
             Individual Grants                              For Option Term ($)

                     % of Total
                     Options
             Options Granted to              Exercise
             Granted Employees In Price      Expiration
Name         (#)(1)  Fiscal Year  ($/Share)  Date           5%($)(2)   10%($)(2)
Alton        3,486   52.5%        $31.625    May 31, 2005    $69,284    $175,607
Borchert     1,754   26.4%        $31.625    May 31, 2005    $34,861    $ 88,358
Christensen  1,405   21.1%        $31.625    May 31, 2005    $27,924    $ 70,777

(1) The options were granted at the fair market value of the shares on May 31, 1995. The options may be exercised for one-third (1/3) of the shares on or after May 31, 1996, one-third (1/3) of the shares on or after May 31, 1997 and one-third (1/3) of the shares on or after May 31, 1998. All options expire on May 31, 2005 and in the event the optionee is no longer employed by the Registrant. All options vest upon the occurrence of an Event (as described in the 1993 Stock Award Plan). Shares acquired by the optionees are subject to rights of repurchase by the Registrant in the event the optionee terminates employment with the Registrant or wishes to transfer the shares.

(2) The exercise price was compounded at 5% and 10% over the ten (10) year term of the options. The resulting stock price was reduced by the exercise price to determine the potential realizable gain at the assumed rates of appreciation.

FISCAL YEAR-END OPTION VALUES
                       Number of Securities            Value of Unexercised
                      Underlying Unexercised           In-The-Money Options
                         Options at FY-End                   At FY-End
Name                             #                             $ (1)

                   Exercisable    Unexercisable     Exercisable   Unexercisable
Alton              3,165          6,614             $1,067        $534
Borchert           1,639          3,362             $  556        $278
Christensen        1,281          2,667             $  433        $217

(1) Value of unexercised options equals fair market value of shares underlying in-the-money options at December 31, 1995 ($31.25), less the exercise price times the number of in-the-money options outstanding.

COMPENSATION OF DIRECTORS
Directors received $350 for each Board and committee meeting they attended. In 1995, the Directors were paid an annual retainer of $10,000. These fees are waived if the individual is a paid employee of the Registrant.

401(k) PLANS

Hickory Tech Corporation and several of its subsidiaries (the "Companies") have established Retirement Savings Plans ("401(k) Plans"). Robert D. Alton, Jr. and Bruce H. Malmgren are trustees for the Computoservice, Inc. 401(k) Plan trust funds. Mr. Alton and Thomas R. Borchert are trustees for the other 401(k) Plan trust funds.

Participation in the 401(k) Plans is open to each employee of the Companies who has completed ninety (90) days of continuous employment. Participation in the 401(k) Plans is optional. Employees may participate beginning with any biweekly payroll after completion of eligibility requirements. As of December 31, 1995, there were 305 employees eligible to participate in the 401(k) Plans. All but 49 eligible employees participated in the 401(k) Plans in 1995.

A participant may elect to defer, on a pre-tax basis, up to 15% of annual base compensation limited to $9,240 in 1995. The Companies will make an employer-matching contribution of up to 96% of the first six percent (6%) of the participant's pre-tax contribution.

In 1995, the Companies contributed $507,153 to the accounts of all eligible employees.

CHANGE OF CONTROL
The Registrant and its subsidiaries have change of control agreements with the following named executive officers: Robert D. Alton, Jr., Thomas R. Borchert, David A. Christensen, Jon L. Anderson and David H. Rowley. These agreements provide that in the event there is a change in control of the Registrant, the officers shall receive pay for the following number of years, unless they are released for cause, are disabled or die: 2.99 years for Robert D. Alton, Jr., and two (2) years for Thomas R. Borchert, David A. Christensen, Jon L. Anderson and David H. Rowley. If the officers are released within three (3) years after change in control, for a reason other than cause, death or disability, they shall be paid their salary for the designated time periods. In the event of a change in control of the Registrant and the simultaneous release of the officers, the maximum amount of salary that would be paid to Messrs. Alton, Borchert, Christensen, Anderson and Rowley under their current agreements would be approximately $1,014,000, $467,200, $363,600, $312,500 and $327,000,
respectively.

SEVERANCE PAY
The Registrant has an agreement with Robert D. Alton, Jr. that if he is discharged by the Registrant, he will receive severance pay equal to twelve (12) times his then current monthly base salary. The current maximum amount payable under this agreement would be $202,900. No payments will be made to Mr. Alton if he is discharged for fraud, misappropriation of funds, embezzlement, or the commission of a work related felony.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The compensation program for executives is the responsibility of the Compensation Committee of the Board of Directors. In 1995, this Committee was composed of three outside directors: Messrs. Bosacker, Jacobson and Taylor. Mr. Bosacker is Chairperson of this Committee.

The Board of Directors has established the following ongoing principles and objectives for the Registrant's executive compensation program:
1. Provide compensation opportunities that will attract, motivate and retain highly qualified managers and executives.
2. Link executives' total compensation to the Registrant's financial performance and individual job performance.
3. Provide a balance between incentives focused on achievement of annual objectives and longer term incentives linked to increases in earnings and shareholder value.

There are three elements to the compensation plan: annual base salary, cash bonuses (the "Executive Incentive Plan") and longer term incentives (the "Stock Award Plan").

Annual base salaries are somewhat influenced by the pay practices of comparable companies so that the Registrant remains reasonably competitive with what others are doing.

The Executive Incentive Plan has both an annual and a long-term component.
The Executive Incentive Plan rewards an executive with a cash bonus for attainment of annually established financial objectives based on a combination of revenue, pre-tax earnings and/or return on equity. The individual executive's performance is also factored into awards made under the Executive Incentive Plan. In addition to the payment of a cash bonus, an account is established for each executive equal to 50% of the cash bonus. The account is increased annually based on interest equal to the rate on a ten year Treasury Bond. There is a four year vesting schedule associated with this element of the Executive Incentive Plan.

The Stock Award Plan allows the Registrant to issue restricted shares, incentive stock options and non-qualified stock options to officers of the Registrant. The 1995 Stock Award Program adopted pursuant to the Stock Award Plan issued incentive stock options to three officers of the Registrant. The incentive stock options vest over a three year period and must be exercised within ten years of their issuance. The stock options reward the executives in the event they increase the fair market value of the shares of the Registrant. The 1995 Stock Award Program also established a pool of restricted shares that may be issued to the executives of the Registrant contingent upon the achievement of performance objectives over a three year period. The objectives are based on increases in the earnings of the Registrant and its subsidiaries.

The Committee applied the above-described principles and objectives in determining the compensation for the Chief Executive of the Registrant, Mr. Alton. In setting the 1995 salary, the Committee reviewed Mr. Alton's total compensation program to make sure it was closely related to the performance of the Registrant in 1994. In establishing the salary for 1995, the Committee specifically considered the satisfactory results of the Registrant in 1994, as compared to targeted goals in the areas of annual revenue, pre-tax profitability, return on equity and rate of growth. The Committee also reviewed the compensation of the CEO to determine that the compensation was competitive for similar positions in comparable companies and was equitable for the Registrant and its shareholders.

             COMPENSATION COMMITTEE
                  Lyle T. Bosacker
                  Lyle G. Jacobson
                  Brett M. Taylor, Jr.


FIVE YEAR SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The line graph presentation compares cumulative five-year shareholder returns on an indexed basis. The graph shows the value at each year of $100 invested in the Registrant's stock or the index at December 31, 1990, and assumes the re-investment of all dividends. The Board of Directors has approved a peer group of four (4) independent telecommunications companies which have been used for purposes of this performance comparison. These companies were selected because they have a similar proportion of core business in regulated telephone operations, a similar pattern of internal diversification and moderate external acquisition activity. The companies selected to be in the peer group are identified below. The following graph compares the cumulative five year performance of the Registrant's common stock to the S&P Composite and to an index of peer companies.

TOTAL RETURN TO SHAREHOLDERS DECEMBER 1990 TO DECEMBER 1995

(The "Value At December 31" table below contains the values representing the graph points as displayed on "Total Return to Shareholders December 1990 to December 1995)

ANNUAL RETURNS (BASED ON DIVIDENDS REINVESTED MONTHLY)
                                  Return  Return Return  Return Return
                                    1991    1992   1993    1994   1995
Hickory Tech                        9.85    7.75   7.51   -1.17   1.45
S&P 500 Comp-Ltd                   30.47    7.62  10.08    1.32  37.58
Peer Group Index Average           -0.98   10.85  16.81   -3.74  51.43
Indexed Returns (12/31/90 = 100)

VALUE AT DECEMBER 31                1990    1991   1992    1993   1994    1995
Hickory Tech                         100  109.85 118.36  127.25 125.76  127.59
S&P 500 Comp-Ltd                     100  130.47 140.41  154.56 156.60  215.45
Peer Group Index Average             100   99.02 109.76  128.22 123.43  186.90

Companies in selected Peer Group are:
Cincinnati Bell, Inc.
Lincoln Telecommunications Company
Frontier Corp. f/k/a Rochester Telephone Company
Southern New England Telecommunications CorporationItem

12.    Security Ownership of Certain Beneficial Owners and Management.

a.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       As of March 1, 1996, no person owned five percent or more of any class of the Registrant's voting securities.

b.     SECURITY OWNERSHIP OF MANAGEMENT

                Name of                      Amount & Nature of       Percent of
Title of Class  Beneficial Owner           Beneficial Ownership       Class
Common Stock    Robert D. Alton, Jr.                      9,377  (a)  *
Common Stock    Lyle T. Bosacker                        114,702  (b)  2.2%
Common Stock    Robert K. Else                            2,488       *
Common Stock    James H. Holdrege                           738       *
Common Stock    Lyle G. Jacobson                          7,326  (c)  *
Common Stock    R. Wynn Kearney, Jr.                     21,711  (d)  *
Common Stock    Starr J. Kirklin                            888       *
Common Stock    Brett M. Taylor, Jr.                     30,187  (e)  *
Common Stock    Jon L. Anderson                             323       *
Common Stock    Thomas R. Borchert                        3,857  (a)  *
Common Stock    David A. Christensen                      2,931  (a)  *
Common Stock    David H. Rowley                             968  (f)  *
Common Stock    All directors and executive officers
                as a group(14 persons including those
                officers not listed above)              195,878       3.8%

* Less than 1%

(a) Includes shares which may be acquired within sixty (60) days after March 15, 1996 through the exercise of stock options. The persons who have such options and the number of shares which may be so acquired are as follows:
      Mr. Alton, 5,263; Mr. Borchert, 2,721 and Mr. Christensen, 2,129.
(b)   Includes 113,702 shares held by Mrs. Bosacker.
(c)   Includes 6,588 shares held by Mrs. Jacobson.
(d)   Includes 3,306 shares held in a profit sharing trust.
(e) Includes 17,182 shares held in a partnership, 11,816 shares in a trust for which Mr. Taylor is co-trustee and 700 shares held by Mrs. Taylor.
(f)   Includes 668 shares held in a family trust.

Item 13.     Certain Relationships and Related Transactions.

No Reportable transactions occurred in 1995 involving directors, management or shareholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1.   Financial Statement Schedules

       All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       2.   Exhibits

       Reference 10(d) Change of Controll Agreement.

       Exhibit (21) contains a listing of the Subsidiaries of the Registrant.

       Exhibit (23) contains the Consent of Independent Accountants regarding the Registration Statement of Hickory Tech Corporation on Form S-8.

(b)    1.   Reports on Form 8-K

       During the quarterly period ended December 31, 1995, the Registrant filed a Form 8-K dated December 14, 1995. Item 5 (Other Events) was reported on the Form 8-K. The Form 8-K involved the announcement of the change in the Registrant's participation in purchase agreements dated June 15, 1995, with US West Communications, Inc., a Colorado corporation (US West). The Registrant reported that it will be acquiring the assets of six (6) rural telephone exchanges in Iowa for $22,100,000 pursuant to the purchase agreement with US West. These six exchanges contain approximately 7,600 access lines. The Registrant may also purchase the assets of up to eight (8) additional exchanges in Iowa (containing approximately 7,700 access lines). The maximum purchase price of the additional exchanges in Iowa will be $21,000,000, and will depend on the number of additional exchanges purchased.

       On January 26, 1996, the Registrant filed another Form 8-K. Item 5 (Other Events) was reported on the Form 8-K. The Form 8-K reported that in addition to the purchase of the assets of six exchanges from US West, as reported in Form 8-K dated December 14, 1995, the Registrant will purchase the assets of another five exchanges from US West for $13,171,000. The result is that the Registrant will purchase the assets of eleven telephone exchanges in Iowa from US West for $35,271,000. There are approximately 12,200 access lines in the eleven exchanges.

       The acquisition will be structured as a purchase of telephone assets from US West and must be approved by the Public Utilities Board of Iowa and the Federal Communications Commission. It is anticipated that approvals for the purchase of the exchanges will be completed in the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:  March 27, 1996

HICKORY TECH CORPORATION

/s/Robert D. Alton, Jr.
   Robert D. Alton, Jr.
   Chairman, President and
   Chief Executive Officer

/s/Robert K. Else
   Robert K. Else, Director

/s/James H. Holdrege
   James H. Holdrege, Director

/s/R. Wynn Kearney, Jr.
   R. Wynn Kearney, Jr., Director

/s/Starr J. Kirklin
   Starr J. Kirklin, Director

/s/David A. Christensen
   David A. Christensen, Secretary
   Vice President, Chief Financial Officer
   and Treasurer

                    HICKORY TECH CORPORATION AND SUBSIDIARIES

                                Exhibit Index to
                 Form 10-K for the Year Ended December 31, 1995

                                                Filed in              Filed in
Regulation S-K                                  Securities            Exchange
Reference      Title of Document                Act Form              Act Form

3(a)           Articles of Incorporation        S-8 dated
                                                June 22, 1993

3(b)           By-Laws                          S-8 dated
                                                June 22, 1993

10(a) & (b)    Supplemental Retirement          S-8 dated
               Agreements                       June 22, 1993

10(c)          Registrant's Executive           S-8 dated
               Incentive Plan                   June 22, 1993

10(d)          Change of Control Agreements                       Filed herewith

10(h)          Employment Agreement             S-8 dated
                                                June 22, 1993

10(i)          Registrant's Retirement          S-8 dated
               Savings Plan and Trust           June 22, 1993

10(j)          Employee Stock Purchase Plan     S-8 dated
                                                June 22,1993

10(k)          Registrant's 1993 Stock Award    S-8 dated
               Plan                             June 22, 1993

10(l)          Registrant's Stock Plan for      S-8 dated
               Directors                        June 22, 1993

21             Subsidiaries of the Registrant                     Filed herewith

23             Consent of Independent                             Filed herewith
               Accountants



Regulation S-K
Reference 10(d)

CHANGE OF CONTROL AGREEMENT

    Agreement entered into as of the 28th day of February, 1996, by and between Hickory Tech Corporation, a Minnesota corporation (the "Company"), and Robert D. Alton (the "Employee").


                                   WITNESSETH:

    WHEREAS, the Employee has heretofore devoted substantial skill and effort to the affairs of the Company, and the Board of Directors of the Company desires to recognize the significant personal contribution that the Employee has made to further the best interests of the Company; and

    WHEREAS, it is desirable and in the best interests of the Company and its stockholders to continue to obtain the benefits of the Employee's services and attention to the affairs of the Company; and

    WHEREAS, it is desirable and in the best interests of the Company and its stockholders to provide inducement for the Employee (1) to remain in the service of the Company in order to facilitate an orderly transition in the event of a change in control of the Company and (2) to remain in the service of the Company in the event of any threatened or anticipated change in control of the Company; and

    WHEREAS, it is desirable and in the best interests of the Company and its stockholders that the Employee be in a position to make judgments and take actions with respect to proposed changes in control of the Company without regard to the possibility that his/her employment may be terminated without compensation in the event of certain changes in control of the Company; and

    WHEREAS, the Employee desires to be protected in the event of certain changes in control of the Company; and

    WHEREAS, for the reasons set forth above, the Company and the Employee desire to enter into this Agreement.

    NOW, THEREFORE, in consideration of the facts recited above and the mutual covenants and agreements contained herein, the Company and the Employee agree as follows:

    1. Rights to Payment Following Change in Control. For purposes of this Paragraph 1, an "Event" shall be deemed to have occurred if (1) a majority of the directors of the Company shall be persons other than persons (A) for whose election proxies shall have been solicited by the Board of Directors of the Company or (B) who are then serving as directors appointed by the Board of Directors to fill vacancies on the Board of Directors caused by death or resignation (but not by removal) or to fill newly created directorships, or (2) 30% or more of the outstanding voting stock of the Company or all or substantially all of the assets or stock of the Company is acquired or beneficially owned (as defined in Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, or any successor rule thereto), by any person (other than by the Company or a subsidiary of the Company) or group of persons, acting in concert, which does not include the Employee, whether by acquisition of assets, merger, consolidation, tender or exchange offer for shares, or otherwise, or (3) the Company is merged into or consolidated with another corporation (other than a subsidiary of the Company) unless a majority of the voting stock of the surviving corporation is, immediately following the merger or consolidation, beneficially owned by the Employee (or a group of persons, including the Employee, acting in concert). If any Event shall occur, then the Employee shall be entitled to receive from the Company or its successor (which term as used herein shall include any person acquiring all or substantially all of the assets or stock of the Company) a cash payment and other benefits on the following basis (unless the Employee's employment by the Company is terminated voluntarily or involuntarily prior to the Event), in which case the Employee shall be entitled to no payment or benefits under this Paragraph 1):

    (a) If at any time following the Event but before the third anniversary date of the Event, the Employee's employment with the Company or its successor shall be terminated for any reason (unless such termination is For Cause or on account of the death or retirement of the Employee or Disability of the Employee or by the Employee [other than a Constructive Involuntary Termination]); the Employee (or the Employee's legal representative, as the case may be) (i) shall be entitled to receive from the Company or its successor, upon such termination of employment with the Company or its successor, a cash payment in the amount that results from multiplying 100 percent of one calendar month's Salary, at the highest monthly Salary rate paid by the Company to the Employee times 35.88, unless this payment exceeds the amount which is subject to an additional tax pursuant to the golden parachute rules in the Internal Revenue Code, then it will be reduced until it is no longer subject to additional tax. Such payment to be made to the Employee by the Company or its successor in a lump sum at the time of such termination of employment; and (ii) shall be entitled to continuation of his/her insurance coverage (health, life, dental, and any other applicable plans) for 2.99 years after the Employee's termination, as if he/she were an employee of the Company throughout such period (except for those portions of the period that duplicate insurance coverage is in place for the Employee under any other policy provided at the expense of the Company or another employer); provided, however, that in the event that the Employee's participation in any such insurance plan or program is barred, the Company, at its sole cost and expense, shall arrange to provide the Employee with benefits substantially similar to those which the Employee is entitled to receive under such plans and programs.

    (b) The payments provided for in this Paragraph 1 shall be in addition to any salary or other remuneration otherwise payable to the Employee on account of employment by the Company or its successor.

    (c) The Company or its successor shall also pay to the Employee all legal fees and expenses incurred by him/her as a result of such termination, including, but not limited to, all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement.

    (d) In the event that at any time following the Event but before the third anniversary date of the Event, the Employee shall not be given (1) substantially equivalent title, duties, responsibilities, and authority or (2) substantially equivalent or greater salary and other remuneration and fringe benefits, or if the Employee is required to perform his/her services in an area other than the Employee's regularly assigned geographical location at the time of the Event, or if the Employee is forced to do more job related traveling; in each case as compared with the Employee's status immediately prior to the Event, a termination by the Employee thereafter shall constitute a Constructive Involuntary Termination for purposes of Paragraph 1(a). Such
    Constructive Involuntary Termination shall, unless it is a termination
    For Cause or a Disability of the Employee, entitle the Employee to the payments and other benefits provided for in this Paragraph 1.

    (e) The Employee shall not be required to mitigate the amount of any payment or other benefit provided for in Paragraph 1 by seeking other employment or otherwise, nor (except as specifically provided in Paragraph 1[a][ii]) shall the amount of any payment or other benefit provided for in Paragraph 1 be reduced by any compensation earned by the Employee as the result of employment by another employer after termination, or otherwise.

    2. Definition of Certain Terms.

    (a) As used herein, the term "Person" shall mean an individual, partnership, corporation, estate, trust or other entity.

    (b) As used herein, the term "Cause" shall mean, and be limited to (i) willful and gross neglect of duties by the Employee or (ii) an act or acts committed by the Employee constituting a felony and substantially detrimental to the Company's reputation.

    (c) As used herein, the term "Salary" shall mean the compensation paid to the Employee on a periodic basis, including all benefits, bonuses, and incentive payments. All benefits, bonuses, and incentive payments that are accrued or paid on an annual basis shall be divided into twelve equal parts for purposes of determining a calendar month's Salary.

    (d) As used herein, the term "Retirement" shall mean termination of employment in accordance with the Company's retirement policy generally applicable to its salaried employees.

    (e) As used herein, the term "Disability" shall mean the Employee's absence from his/her duties with the Company on a full time basis for 180 consecutive business days, as a result of the Employee's incapacity due to physical or mental illness, unless within 30 days after written notice is given following such absence the Employee shall have returned to the full time performance of his/her duties.

    3. Successors and Assigns.

    (a) This Agreement shall be binding upon and inure to the benefit of the legal representatives, successors, and assigns of the parties hereto; provided, however, that the Employee shall not have any right to assign, pledge, or otherwise dispose of or transfer any interest in this Agreement or any payments hereunder, whether directly or indirectly or in whole or in part, without the written consent of the Company or its successor.

    (b) The Company will require any successor that purchases a majority of the voting stock of the Company or all or substantially all of the assets of the Company, by merger, consolidation or otherwise, by agreement in form and substance satisfactory to the Employee, to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

    4. Incentive Compensation Plan. In the case of an Event, any unvested portions of the Executive Incentive Plan will immediately become vested.

    5. Stock Options. Any outstanding stock options or awards, including restricted stock and performance shares, will be immediately vested if any Event should occur.

    6. Governing Law. This Agreement shall be construed in accordance with the laws of the State of Minnesota.

    7. Notices. All notices, requests, and demands given to or made pursuant hereto shall be in writing and be delivered or mailed to any such part at its address which:

   (a)  In the case of the Company shall be:

           Hickory Tech Corporation
           221 East Hickory Street
           P.O. Box 3248
           Mankato, MN  56002-3248

    (b)  In the case of the Employee shall be:

           Robert D. Alton
           228 Mayan Way
           Mankato, MN  56001

   Either party may, by notice hereunder, designate a changed address. Any notice, if mailed properly addressed, postage prepaid, registered or certified mail, shall be deemed dispatched on the registered date or that stamped on the certified mail receipt, and shall be deemed received within the second business day thereafter or when it is actually received, which ever is sooner.

   8. Severability. In the event that any portion of this Agreement may be held to be invalid or unenforceable for any reason, it is hereby agreed that such invalidity or unenforceability shall not affect the other portions of this Agreement and that the remaining covenants, terms and conditions or portions hereof shall remain in full force and effect, and any court of competent jurisdiction may so modify the objectionable provision as to make it valid, reasonable, and enforceable.

   9. Term. The Agreement will terminate, and the terms of this Agreement shall end, on the later of (1) the third anniversary of this Agreement or (2) the
   third     anniversary of any Event occurring under this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                    COMPANY:

                                                    HICKORY TECH CORPORATION



                                                    EMPLOYEE:

There were Change of Control Agreements executed on February 28, 1996, with six other officers which are identical to the agreement filed herewith, except for the monthly Salary multiple and the term of insurance coverage stated in paragraph 1(a) of the Agreement.


Name                    Monthly Salary Multiple     Term of Insurance Coverage

Jon Anderson            24                                   2 Years
Thomas Borchert         24                                   2 Years
David Christensen       24                                   2 Years
Mary Jacobs             24                                   2 Years
Bruce Malmgren          24                                   2 Years
David Rowley            24                                   2 Years


Exhibit 21


SUBSIDIARIES OF HICKORY TECH CORPORATION



                                                          Jurisdiction of
                  Subsidiaries                            Incorporation

Mankato Citizens Telephone Company                        Minnesota
Mid-Communications, Inc.                                  Minnesota
Cable Network, Inc.                                       Minnesota
Amana Colonies Telephone Company                          Minnesota
Computoservice, Inc. (a)                                  Minnesota
Collins Communications Systems Co.                        Minnesota
Digital Techniques, Inc.                                  Texas

All such subsidiaries are 100%-owned by Hickory Tech Corporation except Digital Techniques, Inc. which is 81% owned by the Registrant. The financial statements of all such subsidiaries are included in the Consolidated Financial Statements of Hickory Tech Corporation.



(a) Includes a wholly owned subsidiary, National Independent Billing, Inc., a Minnesota corporation.


Exhibit 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement of Hickory Tech Corporation on Form S-8 of our report dated February 2, 1996, appearing in this Annual Report on Form 10-K of Hickory Tech Corporation and its subsidiaries for the year ended December 31, 1995

March 27, 1996
St. Paul, Minnesota


/s/Olsen Thielen & Co., LTD.
OLSEN THIELEN & CO., LTD.