Form 10-Q
period 1996-03-31
HICKORY TECH CORP
filed 1996-05-14
CIK 766561

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                     - or -


(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,122,328 shares of no par common stock as of March 31, 1996.


                            HICKORY TECH CORPORATION
                                 MARCH 31, 1996

                         PART I.  FINANCIAL INFORMATION







ITEM 1.   FINANCIAL STATEMENTS.

                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)


In Thousands
                                                      For Quarter Ended
                                                     3-31-96      3-31-95
OPERATING REVENUES
     Telephone                                       $ 7,925     $  7,544
     Computer                                          2,674        1,824
     Equipment Sales                                   3,375        3,597
     Telecommunications Product Development            1,567        1,682
                                                    --------     --------
     TOTAL OPERATING REVENUES                         15,541       14,647

COSTS AND EXPENSES
     Cost of Sales                                     2,859        3,060
     Operating Expenses                                7,141        6,139
     Depreciation                                      1,385        1,350
     Amortization of Intangibles                         302          483
                                                    --------     --------
     TOTAL COSTS AND EXPENSES                         11,687       11,032
                                                    --------     --------
OPERATING INCOME                                       3,854        3,615

OTHER INCOME                                             299          136

INTEREST EXPENSE                                          95           30
                                                    --------     --------
INCOME BEFORE INCOME TAXES                             4,058        3,721

INCOME TAXES                                           1,642        1,500
                                                    --------     --------
CONSOLIDATED NET INCOME                              $ 2,416     $  2,221
                                                    ========     ========

EARNINGS PER SHARE                                     $0.47        $0.43

DIVIDENDS PER SHARE                                   $0.275        $0.25


The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                                 MARCH 31, 1996
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

In Thousands                                         3-31-96
                                                                 12-31-95
                                                     --------    --------
                                     ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                       $ 5,740     $  4,517
     Temporary Cash Investments                        5,512        7,176
     Receivables, Net of Allowance                    10,204        9,381
     Inventories                                       3,178        2,846
     Deferred Tax Benefit and Other                    1,013          985
                                                    --------     --------
     TOTAL CURRENT ASSETS                             25,647       24,905

INVESTMENTS                                            2,869        2,714

PROPERTY, PLANT & EQUIPMENT:
     Telecommunications Plant                         70,326       69,162
     Other Property and Equipment                     11,170       11,433
                                                    --------     --------
     TOTAL                                            81,496       80,595
     Less Accumulated Depreciation                    45,952       44,507
                                                    --------     --------
     NET PROPERTY, PLANT AND EQUIPMENT                35,544       36,088

OTHER ASSETS:
     Intangible Assets                                10,043        9,457
     Note Receivable                                     300          340
     Miscellaneous                                       413          433
                                                    --------     --------
     TOTAL OTHER ASSETS                               10,756       10,230
                                                    --------     --------
TOTAL ASSETS                                         $74,816     $ 73,937
                                                    ========     ========
                       LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                $ 5,607     $  5,568
     Accrued Taxes                                     1,104          459
     Advanced Billings & Deposits                      1,463        1,679
     Current Maturities of Long-Term Debt                205          206
                                                    --------     --------
     TOTAL CURRENT LIABILITIES                         8,379        7,912

LONG-TERM DEBT, NET OF CURRENT MATURITIES              1,037        1,087

DEFERRED CREDITS:
     Investment Tax Credits                              213          233
     Income Taxes                                      3,719        3,735
     Compensation, Benefits and Other                  2,906        3,063
                                                    --------     --------
     TOTAL DEFERRED CREDITS                            6,838        7,031

SHAREHOLDERS' EQUITY:
     Common Stock                                      1,941        2,294
     Reinvested Earnings                              56,621       55,613
                                                    --------     --------
     TOTAL SHAREHOLDERS' EQUITY                       58,562       57,907
                                                    --------     --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $74,816     $ 73,937
                                                    ========     ========

The accompanying notes are an integral part of the financial statements


                            HICKORY TECH CORPORATION
                                 MARCH 31, 1996
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                For Quarter Ended
In Thousands                                         3-31-96     3-31-95
                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 2,416     $  2,221
   Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities
     Depreciation and Amortization                     1,836        1,833
     Equity in Subsidiary Income                        (140)        (142)
     Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Receivables                                     (823)       1,088
        Inventories                                     (331)         188
      Increase (Decrease) in:
        Accounts Payable                                  39         (455)
        Accrued Taxes                                    645          997
        Advanced Billings & Deposits                    (216)          39
        Deferred Investments Tax Credits                 (20)         (24)
        Deferred Income Taxes                            (16)           -
        Other                                            (99)         (71)
                                                    --------     --------
   Net Cash Provided by Operating Activities           3,291        5,674
                                                    --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment             (993)      (1,159)
   Additions to Intangible Assets                       (888)        (357)
   Issuance of Note Receivable                             -          (73)
   (Increase) Decrease in Investments                    (39)         177
   Decrease in Temporary Cash Investments              1,664           53
                                                    --------     --------
   Net Cash Used in Investing Activities                (256)      (1,359)
                                                    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Debt                                    (51)        (350)
   Proceeds from Issuance of Common Stock                106           12
   Acquisition of Common Stock                          (459)           -
   Dividends Paid                                     (1,408)      (1,281)
                                                    --------     --------
   Net Cash Used in Financing Activities              (1,812)      (1,619)
                                                    --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS              1,223        2,696

CASH AND CASH EQUIVALENTS At Beginning of Year         4,517        5,065
                                                    --------     --------
CASH AND CASH EQUIVALENTS At End of Period           $ 5,740     $  7,761
                                                    ========     ========
The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                                 MARCH 31, 1996
                          PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
          The preceding unaudited Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported on.

Note 1.   BASIS OF CONSOLIDATION
          The Registrant is a diversified communications company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its seven operating subsidiaries. The companies and operations of the Registrant are grouped into four primary lines of business:

          MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC. and AMANA COLONIES TELEPHONE COMPANY are local exchange telephone companies. Mankato Citizens Telephone Company also owns and operates a direct broadcast satellite license under the trade name DirectVision. CABLE NETWORK, INC. owns and operates fiber optic cable facilities for the transportation of long distance communications. It also operates cable television systems. Cable Network, Inc. owns partnership interests in three cellular properties in south central Minnesota. This interest will become an ownership interest in an expanded limited liability corporation when a nonaffiliated reorganization is completed in the second quarter of 1996. These four wholly-owned subsidiaries comprise the Registrant's Telephone Segment.

          COMPUTOSERVICE, INC. (CSI) provides data processing for the Telephone Segment as well as other unrelated telephone companies. It also provides services to interexchange long distance companies and enhanced service providers throughout the United States through its subsidiary, National Independent Billing, Inc. CSI also provides standard batch processing of telephone billing and rating in large volume applications, as well as specialized contract data processing services, through sales of its unique software applications to interexchange network carriers and enhanced service providers. The operations of this wholly-owned subsidiary constitute the Registrant's Computer Segment.

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

          DIGITAL TECHNIQUES, INC. designs, assembles and distributes unique business telephone system components. Its operations comprise the Registrant's Telecommunications Product Development Segment. The Registrant owns 96% of Digital Techniques, Inc., which increased form 81% at December 31, 1995, as the result of the purchase of some of the minority interest for cash. The final minority interest in Digital Techniques, Inc. will be acquired by the Registrant in the second quarter of 1996 through the distribution of 6,757 shares of the Registrant's common stock. This will give the Registrant 100% ownership of Digital Techniques, Inc.

          The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

          All intercompany transactions have been eliminated from the consolidated financial statements.

NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
          Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended March 31, 1996, the earnings per common share calculation was based on 5,122,339 shares. For the quarter ended March 31, 1995, the earnings per common share calculation was based on 5,124,291 shares.

          Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the quarter ended March 31, 1996 was 5,121,873. The number of shares outstanding as of the record date for the quarter ended March 31, 1995, was 5,124,291.

NOTE 3.   INVENTORIES
          Inventories are stated at the lower of average cost or market and consist of the following:

          (in Thousands)                        3-31-96     12-31-95
                                               --------     --------
          Finished Goods                        $   387     $    344
          Work in Process                            81          142
          Materials and Supplies                  2,710        2,360
                                               --------     --------
          Total                                 $ 3,178     $  2,846
                                               --------     --------
NOTE 4    COMMON STOCK
          The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 5,122,328 shares outstanding on March 31, 1996, and 5,134,021 shares outstanding on December 31, 1995.

          Pursuant to the Retainer Stock Plan for Directors, 455 shares of common stock were issued in lieu of retainers to five members of the Registrant's Board of Directors on March 31, 1996. Pursuant to a long-term incentive award plan for officers, 3,152 shares of common stock were issued to officers of the Registrant. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue.

          During the quarter ended March 31, 1996, 15,300 shares of common stock were retired at a cost of $459,000.

          On April 8, 1996, the Registrant announced a program to repurchase up to 500,000 shares, which represents 9.8% of its outstanding common stock. This program was reported on Form 8-K dated April 8, 1996.

NOTE 5    CORPORATE DEVELOPMENT
          The Registrant has entered into agreements to purchase the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,200 access lines. The acquisitions will be structured as a purchase of telephone assets from US West and must be approved by the Public Utilities Board of Iowa and the Federal Communications Commission. It is anticipated that the approvals for the purchase of the exchanges should be completed in the fourth quarter of 1996.

          The Registrant is anticipating utilizing new long-term debt instruments to fund the majority of its $35,271,000 acquisition price for the US West property. Negotiations are presently taking place to secure such funding. No difficulty is anticipated in obtaining this financing.

NOTE 6    OTHER
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1995 Form 10-K.




                            HICKORY TECH CORPORATION
                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Consolidated Net Income for the quarter ended March 31, 1996, was 8.8% higher than the same period in 1995, as illustrated by the following table:

          NET INCOME (thousands)            1996      1995      1994      1993
          1st Quarter                     $2,416    $2,221    $2,121    $2,233

          Operating Revenues were 6.1% higher for the quarter ended March 31, 1996, than for the quarter ended March 31, 1995, as illustrated by the following table:

          OPERATING REVENUES (thousands)    1996      1995      1994      1993
          1st Quarter                    $15,541   $14,647   $14,095   $13,309

A.        Material changes in results of operations:

          1. TELEPHONE - Operating Revenues for the first quarter of 1996 were $381,000 or 5.1% higher than the same period in 1995. Access line growth was the primary contributor to the revenue growth, providing both access revenue as well as additional minutes of use revenue.

          2. COMPUTER - Operating Revenues for the first quarter of 1996 were $850,000 or 46.6% higher than for the first quarter of 1995. This increase in Revenue was primarily due to a software sale, consulting and management contract with a single customer. This contract was entered into in the second quarter of 1995 and was the source of $1,307,000 or 48.9% of this segment's total revenue in the first quarter of 1996. The termination of a contract in 1995 with another customer resulted in a $412,000 reduction of Revenue in the first quarter of 1996.

          3. EQUIPMENT SALES - Operating Revenues for this segment were down $222,000 or 6.2% for the first quarter, 1996, when compared to the same period in 1995. The Registrant sold the assets of its California division in 1995. The Revenue from the California division for the first quarter of 1995 was $453,000. Without consideration of the Revenue from the California division, Operating Revenues for this segment would have increased 7.3%. Additionally, gross margins for this segment, without consideration of the margins provided by the California division, increased from 37.3% to 38.8%.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended March 31, 1996, were down $115,000 or 6.8% when compared to the first quarter of 1995. Sales to Other Equipment Manufacturers accounted for $99,000 of the reduction. While this reduction was anticipated, Standard Product Sales were expected to be higher than what was experienced in the first quarter of 1996. Standard Product Sales were affected by a large customer of this segment's E911 product. The customer has put E911 purchases on hold while it is evaluating alternative solutions. Standard Product Sales in 1996 were also affected by the delayed deployment of the new Qstar product.

          5. COST OF SALES - Consolidated Cost of Sales was $201,000 or 6.6% lower for the quarter ended March 31, 1996, than the same period in 1995. Operating Revenues for the two segments (Equipment Sales and Telecommunications Product Development), which generated most of the Cost of Sales, were lower during the same period due to sales volume as described in previous paragraphs. In terms of percentage of Operating Revenues from these two segments, Cost of Sales was 56% for both the quarter ended March 31, 1996, as well as the quarter ended March 31, 1995.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended March 31, 1996, were $1,002,000 or 16.3% higher than the same period in 1995. $495,000 of the increase was incurred by the Computer Segment. $276,000 was the result of a decision during the second quarter of 1995 to discontinue the capitalization of software development. Other increases in Operating Expenses for the Computer Segment related to costs associated with a new contract for software management and consulting services. These costs relate to the increase in Operating Revenue experienced by the Computer Segment. The Telecommunications Product Development Segment incurred increases in Engineering, Sales and Marketing expenses totaling $276,000. These increases related to the development of new products.

          7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended March 31, 1996, was $181,000 lower than for the quarter ended March 31, 1995. This reduction resulted from the sale of assets and full amortization of some intangible assets associated with acquisitions made in 1990 and 1992.

B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents increased $1,223,000 for the three months ended March 31, 1996, compared with an increase of $2,696,000 for the same period in 1995. The primary source of cash for both periods was internal operations which generated $3.3 million in 1996 and $5.7 million in 1995. Additions to Property, Plant and Equipment required $993,000 in 1996 and $1.2 million in 1995. Dividends paid for the first quarter were higher (9.9%) in 1996 than 1995 reflecting a $0.025 per share increase.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $17.3 million dollars as of March 31, 1996, compared to a working capital surplus of $17.0 million as of December 31, 1995. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 3.06 as of March 31, 1996.

          3. USES OF CAPITAL - Additions to Property, Plant and Equipment constituted the Registrant's largest investing activity, using $17.9 million for the three years ended December 31, 1995. The $993,000 of internal working capital used during the first three months of 1996 was indicative of the continuing need for funding in the Registrant's capital intensive industry.

          4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of March 31, 1996, was $1,037,000. Current Maturities of Long-Term Debt were $205,000. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. Plans have not been completed for the long-term funding of the debts maturing in 2003 through 2007.

               The Registrant is anticipating utilizing new long-term debt instruments of various maturities to fund the majority of the $35 million acquisition of the Iowa - US West telephone property in 1996. Negotiations are presently taking place to obtain such funding. No difficulty is anticipated in obtaining this funding. In September, 1995, the Registrant secured a $7,000,000 line of credit arrangement. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at the prime interest rate. Through March 31, 1996, no advances have been made against this line of credit.

          5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed five acquisitions since 1990 which were all funded out of existing cash balances.

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

Item 3.   Default Upon Senior Securities,
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports of Form 8-K.

          On January 26, 1996, the Registrant filed a Form 8-K. Item 5 (Other Events) was reported on the Form 8-K. The Form 8-K reported that in addition to the purchase of the assets of six exchanges from US West Communications, Inc., a Colorado corporation ("US West"), as reported in a Form 8-K dated December 14, 1995, the Registrant will also purchase the assets of another five exchanges from US West for $13,171,000. The result is that the Registrant will purchase the assets of eleven telephone exchanges in Iowa from US West for $35,271,000. There are approximately 12,200 access lines in the eleven exchanges.

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

Dated: May 13, 1996

HICKORY TECH CORPORATION



/s/ Robert D. Alton, Jr.
Robert D. Alton, Jr., Chief Executive Officer





/s/ David A. Christensen
David A. Christensen, Chief Financial Officer