Form 10-Q
period 1996-06-30
HICKORY TECH CORP
filed 1996-08-14
CIK 766561

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996

                                    - or -

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,020,830 shares of no par common stock as of June 30, 1996.



HICKORY TECH CORPORATION
JUNE 30, 1996

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)
In Thousands                             For Quarter Ended For 6 Months Ended
                                         6-30-96   6-30-95   6-30-96   6-30-95
                                       --------- --------- --------- ---------
OPERATING REVENUES
Telephone                                 $7,986    $7,627   $15,911   $15,171
Computer                                   2,122     2,424     4,796     4,248
Equipment Sales                            4,111     3,213     7,486     6,810
Telecommunications Product Development     1,723     2,309     3,290     3,991
                                         -------   -------   -------   -------
TOTAL OPERATING REVENUES                  15,942    15,573    31,483    30,220

COSTS AND EXPENSES
Cost of Sales                              3,586     3,297     6,445     6,357
Operating Expenses                         6,801     6,480    13,942    12,619
Depreciation                               1,363     1,349     2,748     2,699
Amortization of Intangibles                  882       533     1,184     1,016
                                         -------   -------   -------   -------
TOTAL COSTS AND EXPENSES                  12,632    11,659    24,319    22,691
                                         -------   -------   -------   -------
OPERATING INCOME                           3,310     3,914     7,164     7,529

OTHER INCOME                                 241       268       540       404
INTEREST EXPENSE                            (42)      (16)     (137)      (46)
                                         -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                 3,509     4,166     7,567     7,887

INCOME TAXES                               1,338     1,661     2,980     3,161
                                         -------   -------   -------   -------
CONSOLIDATED NET INCOME                   $2,171    $2,505    $4,587    $4,726
                                         =======   =======   =======   =======

EARNINGS PER SHARE                         $0.43     $0.49     $0.90     $0.92
DIVIDENDS PER SHARE                       $0.275     $0.25     $0.55     $0.50

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
JUNE 30, 1996
CONSOLIDATED BALANCE SHEET (UNAUDITED)
In Thousands                                            6-30-96       12-31-95
                                                        -------       --------
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                           $6,431         $4,517
     Temporary Cash Investments                           1,277          7,176
     Receivables, Net of Allowance                       10,090          9,381
     Taxes Receivable                                     1,049              0
     Inventories                                          3,293          2,846
     Deferred Tax Benefit and Other                       1,159            985
                                                        -------        -------
        TOTAL CURRENT ASSETS                             23,299         24,905

INVESTMENTS                                               2,948          2,714

PROPERTY, PLANT & EQUIPMENT:
     Telecommunications Plant                            71,191         69,162
     Other Property and Equipment                        10,760         11,433
                                                        -------        -------
        TOTAL                                            81,951         80,595
     Less Accumulated Depreciation                       47,080         44,507
                                                        -------        -------
        NET PROPERTY, PLANT AND EQUIPMENT                34,871         36,088

OTHER ASSETS:
     Intangible Assets                                    9,330          9,457
     Note Receivable                                        260            340
     Miscellaneous                                          413            433
                                                        -------        -------
        TOTAL OTHER ASSETS                               10,003         10,230
                                                        -------        -------
TOTAL ASSETS                                            $71,121        $73,937
                                                        =======        =======
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                    $5,427         $5,568
     Accrued Taxes                                            0            459
     Advanced Billings & Deposits                         1,402          1,679
     Current Maturities of Long-Term Debt                   209            206
                                                        -------        -------
        TOTAL CURRENT LIABILITIES                         7,038          7,912

LONG-TERM DEBT, NET OF CURRENT MATURITIES                   983          1,087

DEFERRED CREDITS:
     Investment Tax Credits                                 193            233
     Income Taxes                                         3,703          3,735
     Compensation, Benefits and Other                     2,829          3,063
                                                        -------        -------
        TOTAL DEFERRED CREDITS                            6,725          7,031

SHAREHOLDERS' EQUITY:
     Common Stock                                           502          2,294
     Additional Paid-In Capital                           1,604              0
     Reinvested Earnings                                 54,269         55,613
                                                        -------        -------
        TOTAL SHAREHOLDERS' EQUITY                       56,375         57,907
                                                        -------        -------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $71,121        $73,937
                                                        =======        =======

The accompanying notes are an integral part of the financial statements.

HICKORY TECH CORPORATION
JUNE 30, 1996
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                         For Six Months Ended
In Thousands                                            6-30-96        6-30-95
                                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                          $4,587         $4,726
     Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities
        Depreciation and Amortization                     4,058          3,715
        Estimated Loss Resulting from
           Disposition of Assets                              0            387
        Equity in Subsidiary Income                       (241)          (264)
        Changes in Assets and Liabilities:
        (Increase) Decrease in:
          Receivables                                     (709)           (36)
          Taxes Receivable                              (1,049)          (191)
          Inventories                                     (447)          (193)
        Increase (Decrease) in:
          Accounts Payable                                (141)             60
          Accrued Taxes                                   (459)          (404)
          Advanced Billings & Deposits                    (277)          1,560
          Deferred Investments Tax Credits                 (40)           (50)
          Deferred Income Taxes                            (32)           (37)
          Other                                           (388)            792
                                                        -------        -------
        Net Cash Provided by Operating Activities         4,862         10,065
                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to Property, Plant & Equipment           (1,656)        (2,287)
     Additions  to Intangible Assets                    (1,057)          (601)
     (Increase) Decrease in Note Receivable                  80           (73)
     Decrease in Investments                                  7            176
     (Increase) Decrease in Temporary Cash Investments    5,899        (1,226)
                                                        -------        -------
        Net Cash Provided by (Used in) Investing Activ.   3,273        (4,011)
                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of  Debt                                  (101)          (874)
     Proceeds from Issuance of Common Stock                 303             12
     Acquisition of Common Stock                        (3,612)              0
     Dividends Paid                                     (2,811)        (2,562)
                                                        -------        -------
        Net Cash Used in Financing Activities           (6,221)        (3,424)
                                                        -------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,914          2,630

CASH AND CASH EQUIVALENTS At Beginning of Year            4,517          5,065
                                                        -------        -------
CASH AND CASH EQUIVALENTS At End of Period               $6,431         $7,695
                                                        =======        =======

The accompanying notes are an integral part of the financial statements.

                           HICKORY TECH CORPORATION
                                JUNE 30, 1996
                        PART 1. FINANCIAL INFORMATION

ITEM 1  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
        The preceding unaudited Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported on.

NOTE 1. BASIS OF CONSOLIDATION
        The Registrant is a diversified communications company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its seven wholly owned operating subsidiaries. The companies and operations of the Registrant are grouped into four primary lines of business.

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

        COMPUTOSERVICE, INC. provides data processing for the Telephone Segment as well as other unrelated telephone companies. It also provides services to interexchange carriers such as AT&T, MCI and US West Communications, Inc. through its subsidiary, National Independent Billing, Inc. The operations of Computoservice, Inc. and National Independent Billing, Inc. constitute the Registrant's Computer Segment.

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

        DIGITAL TECHNIQUES, INC. designs, assembles and distributes unique business telephone system components. The operations comprise the Registrant's Telecommunications Product Development Segment. The Registrant owns 100% of Digital Techniques, Inc., which increased from 96% at March 31, 1996, as a result of the acquisition of the remaining minority interest through the distribution of 6,757 shares of the Registrant's common stock in a merger.

        The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

        All intercompany transactions have been eliminated from the consolidated financial statements.

NOTE 2. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
        Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended June 30, 1996, the earnings per common share calculation was based on 5,081,645 shares. For the six months ended June 30, 1996, the calculation was based on 5,101,992 shares. For the quarter ended June 30, 1995, the earnings per common share calculation was based on 5,124,656 shares. For the six months ended June 30, 1995, the calculation was based on 5,124,475 shares. The number of shares outstanding on June 30, 1996 was 5,020,830.

        Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first and second quarter of 1996 and 1995 were as follows:

              Shares Outstanding on Record Date          1996         1995
              ---------------------------------     ---------    ---------
              1st Quarter (Feb. 15)                 5,121,873    5,124,291
              2nd Quarter (May 15)                  5,098,119    5,124,656

NOTE 3.      INVENTORIES
             Inventories are stated at the lower of average cost or market and consist of the following:

                     (in Thousands)             6-30-96   12-31-95
                                                -------   --------
             Finished Goods                     $   416   $    344
             Work in Process                        102        142
             Materials and Supplies               2,775      2,360
                                                -------    -------
             Total                              $ 3,293   $  2,846
                                                =======    =======

NOTE 4.      COMMON STOCK
             The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 5,020,830 shares outstanding on June 30, 1996, and 5,134,021 shares outstanding on December 31, 1995.

             Pursuant to the Retainer Stock Plan for Directors, 455 shares of common stock were issued in lieu of cash retainers to five members of the Registrant's Board of Directors on March 31, 1996 and 356 shares were issued to four Directors on June 30, 1996. Pursuant to a long-term incentive award plan for officers, 3,152 shares of common stock were issued to officers of the Registrant during the first quarter of 1996. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue.

             During the six months ended June 30,1996, the Registrant retired 123,911 shares of its common stock at a cost of $3,612,000.
             In April, 1996, the Registrant announced a program to repurchase up to 500,000 shares of its outstanding stock.
             This program was reported on Form 8-K dated April 8, 1996.

             Other common stock activity includes 6,757 shares issued in April 1996 to minority shareholders of Digital Techniques, Inc., the Registrant's subsidiary, to complete a merger.

             Effective April 1, 1996, the Registrant established a stated value of $0.10 per share for its common stock. Prior this change, the Registrant's common stock had no stated value. On April 1, 1996, the accounting value of the Registrant's common stock of $1,941,000 was reclassified to $512,000 as common stock and $1,429,000 as Additional Paid-In Capital. This change was implemented due to the Registrant's activities in repurchasing its common stock.

NOTE 5.      CORPORATE DEVELOPMENT
             The Registrant has entered into an agreement to purchase the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,200 access lines. The acquisition will be structured as a purchase of telephone assets from US West and must be approved by the Public Utilities Boards of Iowa, South Dakota, Minnesota and the Federal Communications Commission. The Iowa and South Dakota approvals have been obtained and the others are in process. It is anticipated that all the approvals for the purchase of the exchanges should be completed in the first quarter of 1997.

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


HICKORY TECH CORPORATION
JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

             Consolidated Net Income for the quarter ended June 30, 1996, was 13.3% lower than the same period in 1995, as illustrated by the following table:

             NET INCOME (thousands)       1996      1995      1994      1993
                                          ----      ----      ----      ----
             1st Quarter                $2,416    $2,221    $2,121    $2,233
             2nd Quarter                 2,171     2,505     2,255     1,976

             Operating Revenues were 2.4% higher for the quarter ended June 30, 1996, than for the quarter ended June 30, 1995, as illustrated by the following table:

             OPERATING REVENUES (thousands)  1996      1995      1994      1993
                                             ----      ----      ----      ----
             1st Quarter                   $15,541   $14,647   $14,095   $13,309
             2nd Quarter                    15,942    15,573    14,589    12,762

A.           Material changes in results of operations:

             1. TELEPHONE - Operating Revenues for the second quarter of 1996 were $359,000 or 4.7% higher than the same period in 1995. For the six months ended June 30, 1996, Operating Revenues were $740,000 or 4.9% higher than the same period in 1995. Access line growth was the primary contributor to the revenue growth, providing access revenue, as well as additional minutes of use revenue.

             2. COMPUTER - Operating Revenues for the second quarter of 1996 were $302,000 or 12.5% lower than the same period in 1995. For the six months ended June 30, 1996, Operating Revenues were $548,000 or 12.9% higher than the six months ended June 30, 1995. The decline in revenue for the second quarter of 1996 was due to the non-renewal of a data-processing contract with a large long-distance company, reduced contract programming services and a decline in software sales. In 1995, second quarter revenues for the Computer Segment had software sales from the initiation of a business relationship with a large interexchange carrier.
                  While the business relationship and operating revenues from this customer continue, there have been no additional large software sales in 1996.

             3. EQUIPMENT SALES - Operating Revenues for this segment were $898,000 or 27.9% higher for the second quarter of 1996 when compared to the second quarter of 1995. For the six months ended June 30, 1996, Operating Revenues were $676,000 or 9.9% higher than the same period in 1995. The Registrant sold the assets of its California division in 1995.
                  Revenues from the California division for the second quarter of 1995 were $162,000 and for the first six months of 1995 were $615,000. Without consideration of the 1995 Revenue from the California division, Operating Revenues for this segment would have increased 34.7% for the quarter ended June 30, 1996, and 20.8% for the six months ended
                  June 30, 1996, when compared to the same period in 1995.

                  Revenue for the second quarter of 1996 for the St. Paul division was enhanced by a $1 million contract with Anoka-Hennepin school district. This contract was signed late in 1995. The St. Paul division has also recently entered into a $2.1 million contract to provide enhanced digital equipment for a large financial advising company.


             4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended June 30, 1996 were $586,000 or 25.4% lower than the second quarter of 1995. Operating Revenues for the six months ended June 30, 1996 were $701,000 or 17.6% lower than the same period in 1995. Standard Product Sales for the six months ended June 30, 1996 were down $993,000 when compared to the first six months of 1995. Standard Product Sales were affected by a large customer of this segment's E911 product. The customer has put E911 purchases on hold while it is evaluating alternative solutions. Standard Product Sales in 1996 were also affected by the delayed deployment of the new Qstar product. Qstar is undergoing extensive tests by RBOC's, GTE and British Telecom, Inc. When the tests are completed, the higher level of Standard Product Sales originally anticipated to occur early in 1996 are expected to begin. Management cannot predict when the distributors' product testing will be completed. OEM sales for the six months ended June 30, 1996 were $325,000 higher than the second quarter of 1995.
                  OEM sales are generally at a lower margin than standard product sales.

             5. COST OF SALES - Consolidated Cost of Sales was $289,000 or 8.8% higher for the quarter ended June 30, 1996, than the same period in 1995. For the six months ended June 30, 1996, Cost of Sales was $88,000 or 1.4% higher than for the same period in 1995. Through the first six months of 1996, Operating Revenues for the two segments (Equipment Sales and Telecommunications Product Development) which generated most of the Cost of Sales were essentially the same as Operating Revenues during the six months ended June 30, 1995. In terms of percentage of Operating Revenues from these two segments, Cost of Sales was 60% for the six months ended
                  June 30, 1996, compared to 59% for the same period in 1995. Operating margins have been satisfactory to management. It is the volume of sales activity in 1996 which is below expectations.

             6. OPERATING EXPENSES - Operating Expenses for the quarter ended June 30, 1996, were $321,000 or 5.0% higher than the same period in 1995. For the six months ended June 30, 1996, Operating Expenses were $1,323,000 or 10.5% higher than in 1995. The Telecommunications Product Development Segment incurred increases in Engineering, Sales and Marketing expenses totaling $267,000 for the second quarter and $543,000 for the six months ended June 30, 1996. These increases were related to the development of new products.
                  The Registrant recorded an estimated loss of $387,000 in the second quarter of 1995 on the anticipated closing and disposition of assets of the California division of Collins Communications Systems Co. Without the effect of the estimated loss, the increase in Operating Expenses over 1995 would have been 14.0% for the six months ended June 30, 1996.

             7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended June 30, 1996, was $349,000 higher than for the quarter ended June 30, 1995. For the six months ended June 30, 1996, Amortization was $168,000 higher than for the same period in 1995. The Registrant accelerated the amortization of capitalized software costs in its Computer Segment, which resulted in a nonrecurring expense of $573,000 in the second quarter of 1996. Without the effect of this one-time expense, amortization for the quarter ended June 30, 1996 was $224,000 lower than the second quarter of 1995. This reduction resulted from the sale of assets and full amortization of some intangible assets associated with acquisitions made in 1990 and 1992.

B.           Material changes in financial condition:

             1. CASH FLOWS - Cash and Cash Equivalents increased $1,914,000 for the six months ended June 30, 1996, compared with an increase of $2,630,000 for the same period in 1995. The primary sources of cash in 1996 were from internal operations and $5.9 million from use of temporary cash investments for the Registrant's stock repurchase program. The 1995 primary source of cash was from internal operations. The primary use of cash in the first six months of 1996 was the Registrant's stock repurchase program which required
                  $3.6 million. Additions to Property, Plant and Equipment required $1.7 million in 1996 and $2.3 million in 1995. Dividends paid for the first six months were higher (9.7%) in 1996 than 1995, reflecting a $0.05 per share increase for the first two quarters.

             2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $16.3 million dollars as of June 30, 1996, compared to a working capital surplus of $17.0 million as of December 31, 1995. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 3.3:1 as of June 30, 1996.

             3. USES OF CAPITAL - The largest use of internal capital during the quarter ended June 30, 1996 was the Registrant's repurchase of 108,611 shares of its common stock. The stock repurchase program used $3.1 million of capital during the quarter. Additions to Property, Plant and Equipment have historically been the Registrant's largest investing activity, using $17.9 million for the three years ended December 31, 1995. During the first six months of 1996, $1.7 million of working capital was used to purchase fixed assets.

             4. LONG-TERM DEBT- The Registrant's Long-Term Debt as of June 30, 1996, was $983,000. In addition, Current Maturities of Long-Term Debt were $209,000. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. in the 1970's. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. No material liquidity problems are anticipated from the long-term funding of the debts maturing in 2003 through 2007.

                  The Registrant is anticipating utilizing new long-term debt instruments of various maturities to fund the majority of the $35 million acquisition of the Iowa - US West telephone property in 1997. Negotiations are presently taking place to obtain such funding. No difficulty is anticipated in obtaining such funding. In September, 1995, the Registrant secured a $7,000,000 line of credit arrangement. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at the prime interest rate. Through June 30, 1996, no advances have been made against this line of credit.

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

                  The Registrant's stock repurchase program has been funded with internal cash to date. As further stock repurchases are made, financing from the Registrant's Line of Credit will be available.


HICKORY TECH CORPORATION

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.
             None.

Item 2.      Changes in Securities.
             None.

Item 3.      Default Upon Senior Securities,
             None.

Item 4.      Submission of Matters to a Vote of Security Holders.

             a.   The annual shareholders' meeting was held on April 8, 1996.

             b. Three directors were elected to serve three year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:
                                                             With-    Broker
                  Director                   For   Against   held     Nonvotes
                  --------------------  --------   -------   ------   --------
                  Robert D. Alton, Jr. 3,724,614    43,927   20,428   None
                  Robert K. Else       3,747,133    21,408   20,428   None
                  R. Wynn Kearney, Jr. 3,733,196    35,345   20,428   None

                  The other directors of the Registrant are as follows:
                  Lyle T. Bosacker              James H. Holdrege
                  Lyle G. Jacobson              Starr J. Kirklin
                  Brett M. Taylor, Jr.

             c. An Amendment to the 1993 Stock Award Plan to allow employees of the Company and its subsidiaries to receive awards under the Plan was approved. The votes regarding the approval of this Amendment were as follows:

                              For   Against   Abstain     Broker Nonvotes
                        ---------   -------   -------     ---------------
                        3,113,872   588,545    65,140     None

             d. Olsen Thielen & Co., Ltd. was also confirmed as the auditors for the Registrant for 1996 at the annual meeting. The votes regarding the selection of the auditors were as follows:

                              For   Against   Abstain     Broker Nonvotes
                        ---------   -------   -------     ---------------
                        3,726,194    13,884    28,462     None

Item 5.      Other Information.
             None.

Item 6.      Exhibits and Reports of Form 8-K.
             (a)  Exhibits

             Exhibit 10(k) contains the 1993 Hickory Tech Corporation Stock Award Plan (amended and restated).

             Exhibit 10(m) contains the Hickory Tech Corporation Stock Plan for Directors (amended and restated).

             Exhibit 10(j) contains the Hickory Tech Corporation Employee Stock Purchase Plan (amended and restated).


        (b)  Reports on Form 8-K

             On April 8, 1996, the Registrant filed a Form 8-K. Item 5 (Other Events) was reported on the Form 8-K.

             On April 8, 1996, the Board of Directors of the Registrant adopted a share repurchase program authorizing the Registrant to repurchase up to 500,000 shares, which represents 9.8% of its outstanding common stock. The purchases may be executed through open market purchases, block purchases and privately negotiated transactions. The program to repurchase the shares may be discontinued and recommenced at any time at the discretion of the Board of Directors. The Registrant has a strong cash position and the Board of Directors believes the shares are undervalued compared to the performance of the Registrant.



SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:       August 12, 1996       HICKORY TECH CORPORATION


                                   /s/ Robert D. Alton, Jr.
                                   Robert D. Alton, Jr.,
                                   Chief Executive Officer





                                   /s/ David A. Christensen
                                   David A. Christensen,
                                   Chief Financial Officer




EXHIBIT 10 (k)
HICKORY TECH CORPORATION
1993 STOCK AWARD PLAN
(Amended and Restated Effective September 1, 1996)

   1. Purpose. The purpose of the Hickory Tech Corporation 1993 Stock Award Plan (the"Plan") is to motivate key employees of Hickory Tech Corporation (the "Company") and its subsidiaries to produce a superior return to the shareholders of the Company by offering such employees an opportunity to acquire a proprietary interest in the Company and thereby develop a stronger incentive to put forth maximum effort for the continued success and growth of the Company and its subsidiaries. The Plan is also intended to facilitate recruiting and retaining key personnel of outstanding ability by providing such an acquisition opportunity.

   2.   Definitions.

   2.1 The terms defined in this section are used (and capitalized) elsewhere in the Plan.

   a. "Agreement" means a written contract entered into between the Company and a Participant containing the terms and conditions of an Award in such form and not inconsistent with this Plan as the Committee (as defined in Section 3.1) shall approve from time to time, together with all amendments thereto, which amendments may be unilaterally made by the Company (with the approval of the Committee) unless such amendments are deemed by the Committee to be materially adverse to the Participant and are not required as a matter of law.

   b. "Award" means a grant made under this Plan in the form of Restricted Stock or options.

   c.   An "Event" shall be deemed to have occurred if:

        (i) a majority of the directors of the Company shall be persons other than those:

             (a) for whom election proxies shall have been solicited by the Board of Directors of the Company (the "Board"); or

             (b) who are then serving as directors appointed by the Board to fill vacancies on the Board caused by death or resignation (but not by removal) or to fill newly-created directorships.

        (ii) 30% or more of the outstanding voting stock of the Company is acquired or beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or any successor rule thereto) by any person (other than the Company or a subsidiary of the Company) or group of persons acting in concert (other than the acquisition and beneficial ownership by a parent corporation or its wholly-owned subsidiaries, of 100% of the outstanding voting stock of the Company as a result of a merger which complies with paragraph subsection (iii) (A) (2) below in all respects),

      (iii) the shareholders of the Company approve a definitive agreement or plan to:

             (A) Merge or consolidate the Company with or into another corporation (other than (1) a merger or consolidation with a subsidiary of the Company of (2) a merger in which the Company is the surviving corporation and either (A) no outstanding voting stock of the Company (other than fractional shares) held by shareholders immediately prior to the merger is converted into cash, securities or other property, or (B) all holders of outstanding voting stock of the Company (other than fractional shares) immediately prior to the merger have substantially the same proportionate ownership of the voting stock of the Company or its parent corporation immediately after the merger),

             (B) Exchange, pursuant to the statutory exchange of shares of voting stock of the Company held by stockholders immediately prior to the exchange, shares of one or more classes or series of voting stock of the Company for cash, securities or other property,

             (C) Sell or otherwise dispose of all or substantially all of the assets of the Company (in one transaction or a series of transactions); or

             (D)  Liquidate or dissolve the Company.

        Notwithstanding the above, an Event shall not be deemed to occur with respect to a recipient of an Award if the acquisition of the 30% or greater interest referred to in subsection (ii) above is by the recipient or a group, acting in concert, that includes the recipient or if a majority of the voting stock (or the voting equity interest) of the surviving corporation or its parent corporation or any corporation (or other entity) acquiring all or substantially all of the assets of the Company (in the case of a merger, consolidation or disposition of assets) or the Company or its parent corporation (in the case of a statutory share exchange) is, immediately following the merger, consolidation, statutory share exchange or disposition of assets, beneficially owned by such recipient or by a group acting in concert, that includes the recipient.

   d. "Fair Market Value" as of any date shall mean an average of the closing price per Share of Common Stock, no par value (a "Share"), of the Company on each of the five business days immediately preceding the date on which a price determination is to be made. The closing prices shall be the closing prices as published in The Wall Street Journal. In the absence of trading in the Shares on any of the five immediately preceding business days, the calculation will be based on the closing price for the five business days preceding the date on which a price determination is to be made on which there were actual trades of the Shares.

   e.   "Participant" means an employee to whom an Award is made.

   f. "Restricted Stock" means Shares granted under Section 7 so long as such Shares remain subject to restrictions.

   g. "Successor" means the legal representative of the estate of a deceased Participant or the person or persons who may, by request or inheritance, or pursuant to the terms of an Award or of forms submitted by the Participant to the Committee pursuant to Section 18, acquire the right to exercise an option or to receive Shares issuable in satisfaction of an Award in the event of a Participant s death.

   2.2 Gender and Number. Except when otherwise indicated by context, reference to the masculine gender shall include, when used, the feminine gender, and any term used in the singular shall also include the plural.

   3.   Administration.

   3.1 Authority of Committee. The Plan shall be administered by a committee of two or more persons (the "Committee") appointed by the Board. No person shall serve as a member of the Committee unless such person shall be a "Non-Employee Director" as that term is defined in Rule 16b-3(b)(3)(i), promulgated under the Exchange Act, or any successor statute or regulation comprehending the same subject matter. A majority of the members of the Committee shall constitute a quorum for any meeting of the Committee and the acts of a majority of the members present at any meeting at which a quorum is present or the acts unanimously approved in writing by all members of the Committee shall be the acts of the Committee. Subject to the provisions of the Plan, the Committee may from time to time adopt such rules for the administration of this Plan as it deems appropriate.

   3.2 Indemnification. To the full extent permitted by law, (i) no member of the Committee shall be liable for any action or determination taken or made in good faith with respect to the Plan or any Award made under the Plan, and
(ii) the members of the Committee shall be entitled to indemnification by the Company with regard to such actions and determinations.

   4. Shares Available Under the Plan. The number of Shares available for distribution under the Plan shall not exceed 250,000 (subject to adjustment pursuant to Section 13). Any Shares subject to the terms and conditions of an Award under the Plan which are not used because the terms and conditions of the Award are not met may again be used for an Award under the Plan.

   5. Eligibility. Participation in the Plan shall be available to all employees of the Company and its subsidiaries.

   6.   General Terms of Awards.

   a. Amount of Award. Each Agreement shall set forth the number of Shares of Restricted Stock or the number of Shares to which the option subject to such Agreement applies, as the case may be.

   b. Term. Each Agreement shall set forth the term of the option or Restricted Stock Award, as the case may be. Subject to the requirements of the Plan, an Agreement may permit an acceleration of the expiration of the applicable term upon such terms and conditions as shall be set forth in the Agreement.

   c. Transferability. During the lifetime of a Participant to whom an Award is granted, only such Participant (or such Participant s legal representative) may exercise an option. No Award of Restricted Stock (prior to the expiration of the restrictions) or option may be sold, assigned, transferred, exchanged or otherwise encumbered, and any attempt to do so shall be of no effect. Notwithstanding the immediately preceding sentence, an Agreement may provide that the Award subject to the Agreement shall be transferable to a Successor in the event of a Participant s death.

   d. Termination of Employment. No option may be exercised by a Participant and all Restricted Stock held by a Participant shall be forfeited if the Participant s employment with the Company or its subsidiaries shall be voluntarily terminated or involuntarily terminated with or without cause prior to the expiration of the term of the option or the Restricted Stock, as the case may be except as, and to the extent, provided in the Agreement applicable to that Award. An option may be exercised by the Successor of a Participant following the death of such Participant to the extent, and during the period of time, if any, provided in the applicable Agreement.

   7. Restricted Stock Awards. An Award of Restricted Stock under the Plan shall consist of Shares subject to restrictions on transfer and conditions of forfeiture, which restrictions and conditions shall be included in the applicable Agreement. Except as otherwise provided in the applicable Agreement, each certificate representing shares issued in respect to an Award of Restricted Stock shall either be deposited with the Company or its designee, together with an assignment separate from such certificate, in blank, signed by the participant, or bear such legends with respect to the restricted nature of the Restricted Stock evidenced thereby as shall be provided in the applicable Agreement. The agreement shall describe terms and conditions by which the restrictions upon awarded Restricted Stock shall lapse. Upon the lapse of the restrictions, Shares free of restrictive legends, if any, relating to such restrictions shall be issued to the Participant or his Successor. A Participant with a Restricted Stock Award shall have all the other rights of a shareholder including, but not limited to the right to receive dividends and the right to vote the Shares of Restricted Stock.

   8.   Stock Options.

   8.1 Terms of All Options. An option shall be granted pursuant to an Agreement as either an Incentive Stock Option (as that term is defined in Section 422 of the Internal Revenue Code or any amendment thereto ("the Code") or a Non-Qualified Stock Option (an option granted under the Plan that is not intended to be an Incentive Stock Option). The purchase price of each Share subject to an option shall be determined by the Committee and set forth in the Agreement, but shall not be less than 100% of the Fair Market Value of a Share as of the date the option is granted. The purchase price of the Shares with respect to which an Option is exercised shall be payable in full at the time of exercise. The purchase price may be payable in cash, in Shares having a Fair Market Value equal to the purchase price of the Shares being purchased pursuant to the option as of the date the option is exercised, or a combination thereof, as determined by the Committee and provided in the Agreement. Each option shall be exercisable in whole or in part on the terms provided in the Agreement. In no event shall any option be exercisable at any time after its expiration date. When an option is no longer exercisable, it shall be deemed to have lapsed or terminated.

   8.2 Incentive Stock Options. In addition to the other terms and conditions applicable to all options.

   (i) The aggregate Fair Market Value (determined as of the date the option is granted) of the Shares with respect to which Incentive Stock Options held by an individual first become exercisable in any calendar year (under this Plan and all other incentive stock option plans of the Company) shall not exceed $100,000 (or such other limit as may be required by the Code) if such limitation is necessary to qualify the option as an Incentive Stock Option;

   (ii) An Incentive Stock Option shall not be exercisable more than ten years after the date of grant (or such other limit as may be required by the Code) if such limitation is necessary to qualify the option as an Incentive Stock Option;

    (iii) At the time the Incentive Stock Option is granted, if the eligible employee owns stock of the Company possessing more than ten percent of the total combined voting power of all classes of stock therein,
             (A) the purchase price of each Share covered by the option shall not be less than 110% of the Fair Market Value of a Share on the date of grant, and (B) the term of the option shall not be greater than five years from the date of grant;

   (iv) The Participant must remain continuously employed by the Company and/or its subsidiaries from the date of grant until the effective date of exercise unless such exercise occurs within the period, if any, allowed following termination of employment by the Code and by the Agreement; and

   (v) The Agreement covering an Incentive Stock Option shall contain such other terms and provisions which the Committee determines necessary to qualify such option as an Incentive Stock Option.

If any option is not granted, exercised or held in accordance with the provisions set forth above in this Section 8.2, it will be considered to be a Non-Qualified Stock Option to the extent that it is in conflict with these provisions.

   9. Duration of The Plan. The Plan shall remain in effect until all Shares of Common Stock subject to it shall have been distributed or until all Awards have expired or lapsed, or the Plan is terminated pursuant to Section 13. The date and time of approval by the Committee of the granting of an Award shall be considered the date and time at which such Award is made or granted.

   10. Right to Terminate Employment. Nothing in the Plan shall confer upon any Participant the right to continue in the employment of the Company or any subsidiary or affect any right which the Company or any subsidiary may have to terminate the employment of the Participant with or without cause.

   11. Tax Withholding. The Company shall have the right to require a Participant or other person receiving Shares under the Plan to pay the Company a cash amount sufficient to cover any required withholding taxes. In lieu of all or any part of such a cash payment from a person receiving Shares under the Plan, the Committee may permit the individual to elect to cover all or any part of the required withholdings, and to cover any additional withholdings up to the amount needed to cover the individual s full FICA, federal, state, and local income tax with respect to income arising from payment of the Award, through a reduction of the number of Shares delivered to him or a subsequent return to the Company of Shares held by the Participant in each case valued in the same manner as used in computing the withholding taxes under the applicable laws.

   12. Amendment, Modification and Termination of Plan. The Board may at any time terminate, suspend or modify the Plan. Amendments are subject to approval of the shareholders of the Company only if such approval is necessary to maintain the Plan in compliance with the requirements of Exchange Act Rule 16b-3 Internal Revenue Code Section 422, its successor provisions or any other applicable law or regulation. No termination, suspension or modification of the Plan will materially and adversely affect any right acquired by any Participant (or his legal representative) or any Successor under an Award granted before the date of termination, suspension or modification, unless otherwise agreed to by the Participant in the Agreement or otherwise or required as a matter of law; but it will be conclusively presumed that any adjustment for changes in capitalization provided for in Section 13 will not adversely affect any right.

   13. Adjustment for Changes in Capitalization. Subject to Section 14, appropriate adjustments in the aggregate number and type of Shares available for Awards under the Plan and in the number and type of Shares subject to Awards then outstanding and in the option price as to any outstanding options may be made by the Committee in its sole discretion to give effect to adjustments made in the number of type of Shares of the Company through a dissolution or liquidation of the Company, a sale of substantially all of the assets of the Company, a merger or consolidation of the Company with or into any other corporation, regardless of whether the Company is the surviving corporation, or a statutory share exchange involving capital stock of the Company (each of the foregoing a "Fundamental Change"), recapitalization, reclassification, stock dividend, stock split, stock combination or other relevant change, provided that fractional Shares shall be rounded to the nearest whole share.

   14. Fundamental Change. In the event of a proposed Fundamental Change, the Committee may, but shall not be obligated to:

        a. If the Fundamental Change is a merger or consolidation or statutory share exchange, make appropriate provision for the protection of the outstanding options granted under the Plan by the substitution, in lieu of such options, of options to purchase appropriate voting common stock (the "Survivor s Stock") of the corporation surviving any merger or consolidation or, if appropriate, the parent corporation of the Company or such surviving corporation, or, alternatively, by the delivery of a number of shares of the Survivor s Stock which has a Fair Market Value as of the effective date of the Fundamental Change equal to the product of (i) the amount by which the Event Proceeds per Share (as defined in 14(b) below) exceeds the option price per share times (ii) the number of Shares covered by the option, or

        b. At least ten days prior to the actual effective date of a Fundamental Change, declare, and provide written notice to each optionee of the declaration, that each outstanding option, whether or not then exercisable, shall be canceled at the time of, or immediately prior to the occurrence of the Fundamental Change (unless it shall have been exercised prior to the occurrence of the Fundamental Change) in exchange for payment to each option holder, within ten days after the Fundamental Change, of cash equal to the amount (if any), for each Share covered by the canceled option, by which the Event Proceeds per Share (as hereinafter defined) exceeds the exercise price per Share covered by such option. At the time of the declaration provided for in the immediately preceding sentence, each option shall immediately become exercisable in full and each person holding an option shall have the right, during the period preceding the time of cancellation of the option, to exercise his option as to all or any part of the Shares covered thereby. In the event of a declaration pursuant to this Section 14b, each outstanding option granted pursuant to the Plan, that shall not have been exercised prior to the Fundamental Change, shall be canceled at the time of, or immediately prior to, the Fundamental Change as provided in the declaration, and the Plan shall terminate at the time of such cancellation, subject to the payment of obligations of the Company provided in this Section 14b. For purposes of this Section 14b, "Event Proceeds" per Share shall mean the cash plus the Fair Market Value, as determined in good faith by the Committee, of the non-cash consideration to be received per Share by the shareholders of the Company upon the occurrence of the Fundamental Change.

   15. Acceleration. Upon the Occurrence of an Event, (i) an option held by a Participant under this Plan that shall not have expired shall become immediately exercisable in full, and (ii) all restrictions applicable to outstanding Restricted Stock Awards shall be deemed to have immediately lapsed.

   16.  Repurchase Rights of the Company.

   16.1 Termination of Employment. If, for any reason, an employee who has received Shares pursuant to an Award granted hereunder ("Awarded Shares") ceases to be employed by the Company or a subsidiary, such employee (or his legal representative or beneficiaries if the employee is deceased or mentally incapacitated) shall offer such Awarded Shares (including any Shares purchased subsequent to termination pursuant to the applicable Agreement) for sale to the Company on the date that such employee ceases to be employed by the Company and/or a subsidiary or on the date immediately after exercise of an Award permitted by the applicable Agreement subsequent to termination.

   16.2 Right of First Refusal. In the event that any employee who has received Awarded Shares desires to sell, transfer, exchange or otherwise dispose of (whether by gift or otherwise), or pledge or otherwise encumber, all or any part of such Awarded Shares, he shall first offer such Shares for sale to the Company.

   16.3 Involuntary Transfer. In the event of any involuntary transfer of all or any part of the Awarded Shares by reason of sale pursuant to a levy of execution, foreclosure of pledge, garnishment, attachment, transfer pursuant to a divorce decree or other legal process, the transferee or transferees of such acquired Shares or other successor in title to such Shares shall offer such Shares for sale to the Company.

   16.4 Terms of Company Purchase. All offers under this Section 16 shall be made to the Company at its registered office. With respect to a proposed transfer under Subsection 16.2 above, the notice shall contain the name and address of each person to whom the employee (or his legal representative of beneficiaries) intends to dispose of or encumber all or any part of the Awarded Shares and the price and other terms and conditions of the proposed transfer or encumbrance. In addition, prior to the purchase of Awarded Shares under Subsection 16.2 above, the Company may require evidence of a bona fide offer to purchase or take a security interest in such Shares. After receipt of any such written offer under this Section 16, the Company shall have the option for a period of sixty (60) days thereafter to purchase, at the price and on the terms specified below, all but not less than all of the Shares offered to it by accepting such offer in writing; provided however, that notwithstanding anything to the contrary stated below, if the employee (or his legal representative or beneficiaries) is offering such Shares under Subsection 16.2 above, the Company may instead elect to purchase such Shares at the price and on the terms and conditions of the intended sale, exchange or encumbrance as stated in the employee s (or his legal representative s or beneficiaries ) offer, for which purpose the price of any Shares which the employee (or his legal representative or beneficiaries) intends to encumber shall be the Fair Market Value of the property to be received upon the security of such Shares (as determined in good faith by the Committee); and provided further, that notwithstanding anything to the contrary provided below, the Company may elect to purchase Shares being offered by a transferee or successor in title to such Shares under Subsection
16.3 above on the terms and conditions under which such Shares were acquired by the transferee or successor in title to the Shares.

   The exercise of any option by the Company pursuant to this Section 16 shall be by the Company mailing written notice of such exercise to the employee whose Shares are subject to such option or his legal representative or beneficiaries, as the case may be, within the applicable 60-day period. Notice to the employee shall be addressed to employee s last known address appearing in the personnel records of the Company, and notice to the employee s legal representative or beneficiaries shall be addressed to the last known address of such legal representative or beneficiaries or, if none is known, to the employee s last known address.

   Subject to the alternative purchase prices provided for above, the purchase price of Awarded Shares purchased pursuant to this Section 16 shall be the Fair Market Value of such Shares.

   The Company, at its option, may elect to pay the entire purchase price for any shares subject to purchase pursuant to this Section 16 in cash or to make payment in installments by delivery of a promissory note of the Company, subordinated to all indebtedness of the Company for money borrowed, payable in three equal annual installments, commencing on the date of tender as provided below, and bearing interest at the rate of ten percent per annum, with optional prepayment, in whole or in part, by the Company without penalty, at any time.

   Within fifteen days after the Company gives notice of exercise of its option as provided above in this Section 16, the Company shall tender to the employee, legal representative or beneficiary or other offeror, as the case may be, the purchase price for such Shares in cash or as otherwise provided above. Simultaneously with the payment of said purchase price, the employee, legal representative, beneficiary or other offeror shall deliver the certificate or certificates representing such Shares to the Company, duly endorsed in blank for transfer of record upon the books of the Company (accompanied in the case of purchase from a legal representative or beneficiary by a duly certified copy of authority), and all assignments and other documents of transfer and release reasonably required by the Company to effect the transfer of the Shares to the Company free and clear of any liens, encumbrances or other defects of title.

   In the event that the Company does not exercise any option granted to the Company pursuant to Subsection 16.2 above, the selling employee may dispose of the Shares not purchased pursuant to the exercise of such option without regard to the provisions of this Section 16, but only (a) during a period of 30 days following the Company s 60-day option period, (b) to the persons or entities listed in the offer to the Company, and (c) at a price and upon terms not less advantageous to the selling employee than the price and terms stated in the offer to the Company. If the disposition is not consummated within such 30-day period, such Shares shall again be subject to all the requirements of this
Section 16.

   16.5 Written Consent to Agreement. No sale, transfer, assignment, exchange or other disposition of Awarded Shares shall be made by any employee or his legal representative or beneficiaries to any person (including any individual, partnership, corporation or other entity) unless and until such person shall agree in writing to take such Shares subject to, and shall subscribe to the terms and conditions of, this Section 16. Any person who agrees in writing to take Shares subject to, and subscribes to the terms and conditions of, this
Section 16 shall be and become entitled to the benefits of, and shall be bound by, this Section 16.

   17. Other Benefit and Compensation Programs. Payments and other benefits received by a Participant under an Award made pursuant to the Plan shall not be deemed a part of a Participant s regular, recurring compensation for purposes of the termination, indemnity or severance pay law of any country and shall not be included in, nor have any effect on, the determination of benefits under any other employee benefit plan, contract or similar arrangement provided by the Company or a subsidiary unless expressly so provided by such other plan, contract or arrangement, or unless the Committee expressly determines that an Award or portion of an Award should be included to accurately reflect competitive compensation practices or to recognize that an Award has been made in lieu of a portion of competitive cash compensation.

   18. Beneficiary Upon Participant s Death. To the extent that the transfer of a Participant s Award at his death is permitted under an Agreement, (i) a Participant s Award shall be transferable at his death to the beneficiary, if any, designated on forms prescribed by and filed with the Committee and (ii) upon the death of the Participant, such beneficiary shall succeed to the rights of the Participant to the extent permitted by law. If no such designation of a beneficiary has been made, the Participant s legal representative shall succeed to the Awards which shall be transferable by will or pursuant to laws of descent and distribution to the extent permitted under an Agreement.

   19. Governing Law. To the extent that Federal laws do not otherwise control, the Plan and all determinations made and actions taken pursuant to the Plan shall be governed by the laws of Minnesota and construed accordingly.


EXHIBIT 10 (m)
HICKORY TECH CORPORATION
RETAINER STOCK PLAN FOR DIRECTORS
Restated and Amended effective September 1, 1996

1. Purpose and Effective Date

        The purpose of this plan is to aid the Corporation in attracting and retaining Directors by encouraging and enabling the acquisition of a financial interest in the Corporation by Directors through the issuance of Shares. It is the intention of this Plan to allow for payment of the Directors Retainer in Shares of the Company.

2. Definitions

        As used in this Plan:

        (a) The term "Quarterly Payment Date" means the four dates during the year when Directors are paid a Quarterly Retainer.

        (b)  The term "Board" means the Board of Directors of the Corporation.

        (c) The term "Corporation" means Hickory Tech Corporation, a Minnesota corporation.

        (d) "Fair Market Value" as of any date shall mean an average of the closing price per Share of Common Stock no par value (a "Share"), of the Company on each of the five business days immediately preceding the date on which a price determination is to be made. The closing prices shall be the closing prices as published in The Wall Street Journal. In the absence of trading in the Shares on any of the five immediately preceding business days, the calculation will be based on the closing price for the five business days preceding the date on which a price determination is to be made on which there were actual trades of the Shares.

        (e) The term "Director" means any person who is elected or appointed to the Board.

        (f) The term "this Plan" means this Retainer Stock Plan for Directors as it may be amended from time to time.

        (g) The term "Quarterly Retainer" means the compensation payable to a Director for any quarter for his or her services as a member of the Board other than amounts payable for attendance at meetings of the Board or its committees.

        (h) the term "Share" means a share of common stock, no par value, of the Corporation.

3. Eligibility

        Participation in this Plan is limited to Directors.

4. Issuance of Shares

        (a) Election. Prior to a Quarterly Payment Date, each Director may elect to receive his or her Quarterly Retainer in Shares rather than cash. Each Director election to receive the Quarterly Retainer in Shares must submit such a written request to the Secretary of the Corporation at least 30 days prior to a Quarterly Payment Date. This request must indicate the Director's desire to receive Stock Certificates Quarterly or Annually. The Secretary of the Corporation will supply each Director with the form to be used to elect to receive Shares. Once an election to receive Shares has been submitted to the Secretary of the Corporation by a Director said election shall be effective by written request to the Secretary at least 30 days prior to the Quarterly Payment Date for which it is to be effective. Directors not electing to receive Shares will receive their Quarterly Retainer in cash.

        (b) In the event a Director elects to receive Shares, the Corporation will issue to such Director a number of Shares equal to the amount of the Quarterly Retainer divided by the Fair Market Value Per Share as of the date of the applicable Quarterly Payment Date. Any fractional Share shall be rounded to a whole Share. No cash shall be paid to a Director that elects to receive Shares in lieu of cash for a Quarterly Retainer.

        (c) As soon as practicable after each applicable Payment Date (Quarterly or Annually, depending on the Director's election), the Corporation shall cause to be issued and delivered to each electing Director a stock certificate, registered in the name of such Director evidencing the Shares issued pursuant to this Plan. If the Director selects annual distribution of stock certificates, an account will be established with the Stock Transfer Agent to record the Shares credited to the account, and applicable quarterly dividends will be paid to the Director for these shares.

        (d) Directors shall not be deemed for any purpose to be, or have any rights as, shareholders of the Corporation with respect to any Shares awarded under this Plan except if, as and when Shares are issued except as provided in
(c). No adjustment shall be made for dividends or distributions or other rights for which the record date is prior to the date of such share transaction.

5. Administration

        The Board, or any duly appointed committee thereof, is authorized to administer this Plan. Determinations of the Board, or any such committee, within its area of authority under the provisions of this Plan, shall be final.

6. Amendment and Discontinuance

        (a) Changes in Law. The Board may, without further action by the shareholders and without further consideration to the Corporation or any Director, amend this Plan or condition or modify awards of Shares under this Plan (i) in response to changes in securities or other laws, or rules, regulations or regulatory interpretations thereof, applicable to this Plan or
(ii) to comply with stock exchange or inter-dealer quotation system rules or requirements.

        (b) Other Amendments. The Board may from time to time amend this Plan, or any provision thereof, without further action of the Corporation s shareholders, except that:

             (i) No amendment may affect a Director s rights under any award of Shares under this Plan made prior to such amendment without such Director s consent.

             (ii) This Section (b) may not be amended.

        (c) Discontinuance. The Board may suspend or discontinue this Plan in whole or in part, but any such suspension or discontinuance shall not affect issuance of Shares granted under this Plan prior thereto.

7. Compliance with Applicable Legal Requirements

        No Shares issuable pursuant to this Plan shall be issued and delivered unless the issuance of such Shares complies with all applicable legal requirements including, without limitation, compliance with the provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, any state law and the requirements of the exchanges or inter-dealer quotation system on which Shares may, at the time, be listed or quoted.

8. Transferability

        Benefits under this Plan may not be transferred or assigned by the Directors, other than by will or the laws of descent and distribution.


EXHIBIT 10 (j)
HICKORY TECH CORPORATION
EMPLOYEE STOCK PURCHASE PLAN
Amended and Restated Effective September 1, 1996


   1. Purpose. The purpose of the Employee Stock Purchase Plan (the "Plan"), is to provide eligible employees of Hickory Tech Corporation (the "Company"), and its subsidiaries, who wish to become shareholders of the Company, an opportunity to purchase common stock of the Company (the "Shares"). The Board of Directors of the Company believes that employee participation in the ownership of the Company will be to the mutual benefit of both the employees and the Company. The Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code").

   2. Overview of the Plan. Employees may only purchase Shares offered under the Plan by participating in the Company's payroll deduction plan. Employees electing to participate in the Plan shall sign up for participation in the Company s payroll deduction plan effective upon an Election Date (as defined in Section 9(a) hereof). On the Offering Date (as defined in Section 5 hereof), the payroll deductions in the employee's payroll deduction account will be used to purchase Shares in the Company, subject to the limitations contained in Sections 4 and 7 below.

   3. Eligible Employees. Subject to the provisions of Section 4 below, any individual who is an employee of the Company or of any of its subsidiaries (as defined in Section 424(f) of the Code) a minimum of 14 days prior to an Election Date is eligible to participate in the offering of Shares to be made by the Company on the Offering Date immediately following the Election Date.

   4.   Limitations on Grants.

        (a) No more than 300,000 Shares may be sold pursuant to the Plan. Appropriate adjustments in the above figure, and in the minimum number of Shares which an employee may purchase shall be made to give effect to any mergers, consolidations, acquisitions, stock splits, stock dividends, or other relevant changes in the capitalization occurring after the effective date of the Plan, provided that fractional Shares shall be adjusted downward to the nearest full Share. Any agreement of merger or consolidation will include provisions for protection of the then existing rights of participating employees under the Plan.

        (b) No employee shall be allowed to participate in the Plan if such participation in the Plan will result in the employee owning stock consisting of five percent or more of the total combined voting power or value of all classes of stock of the Company, computed in accordance with Section 423(b)(3) of the Code.

        (c) In accordance with the provisions of Section 423(b) of the Code, no employee shall be granted rights under this Plan or any employee stock purchase plan which will allow the employee to accrue rights to purchase more than $25,000.00 in Shares in any year.

   5. Offering Date. On the last business day of the calendar month which occurs before twelve months after each Election Date (hereinafter called an "Offering Date"), the Board of Directors will make an offer (hereinafter called an "Offering") to all employees then eligible to participate in the purchase of Shares. In order to purchase Shares on an Offering Date, an eligible employee must complete and file with the Human Resources Department, all documents, if any, required by the Company.

   6. Price. The price per Share for each Offering shall be 85 percent of the lesser of (a) the fair market value of the Shares on the applicable Election Date or (b) the fair market value of the Shares on the applicable Offering Date, in each case as determined by the Committee (as defined in Section 17 hereof).

   7. Limits of Participation. As to each Offering, the minimum number of Shares which an employee will be permitted to purchase is ten Shares. If at any time during the term of this Plan the available Shares (as prescribed in Section 4 above) are oversubscribed either because there is not a sufficient number of Shares available on an Offering Date or because of any applicable rules, laws, and regulations of any government agency then in effect imposing limitations on the number of Shares which may be issued, the rights of the eligible employees to purchase said Shares shall be pro rated to eliminate such oversubscription.

   8. Method of Payment. With respect to Shares to be purchased on an Offering Date, full payment for all such Shares shall be made only from funds accumulated by the employee by participation in the Company's payroll deduction plan (as defined in Section 9 below).

   9.   Payroll Deduction Plan.

        (a) Election Date. From time to time, but not more frequently than once during any 12-month period, the Board of Directors may fix a date which is the first business day of a month (hereinafter called an "Election Date") on which the Company will allow eligible employees to participate in the Company's payroll deduction plan.

        (b)  Election Participation.

             i) Current Employees. Any individual who is an employee a minimum of 14 days prior to the Election Date may elect to participate in the Company s Payroll Deduction Plan by completing an authorization for a payroll deduction on a form provided by the Company and filing it with Human Resources Department of the Company, a minimum of 14 days prior to the Election Date. Payroll deductions for the employee shall commence on the first payroll date following the Election Date and shall end on the payroll date immediately preceding the Offering Date, unless sooner terminated by the employee as provided in Subsection 9(d) below.

             ii) New Employees. Employees hired less than 14 days prior to the Election Date will not be eligible to participate in the Plan until the next Election Date established by the Board of Directors.

        (c) Account. At the time an employee files an authorization for a payroll deduction, the employee shall elect to have a deduction made from the employee's pay on each payday in an amount selected by the employee. The amount selected by the employee may be in any fixed amount; provided, however, under no circumstances may the deductions in the aggregate exceed ten percent of the employee's basic wage for the 12 month period in which the election is effective. For purposes of this Plan, basic wage shall mean the employee's regular salary and shall not include sales commissions, payment for overtime work, bonuses and other forms of compensation. An employee may not make any separate cash payment into such account.

        (d)  Withdrawal.

             i) An employee may withdraw payroll deductions credited to the employee's account at any time by giving written notice to the Company. All of the payroll deductions credited to such account will be paid promptly after receipt of notice of withdrawal and no further payroll deductions will be made except in accordance with the authorization for a new payroll deduction filed in accordance with Subsection 9(b) above.

             ii) An employee's withdrawal will not have any effect upon eligibility to participate on a succeeding Election Date.

             iii) Upon termination of the employee's employment for any reason, the payroll deductions credited to the account will be returned to the employee, or in the case of the death of the employee to the person or persons entitled thereto under Section 11 hereof.

        (e) Interest. The Company shall establish an account for each participating employee. The funds in the payroll deduction account shall constitute indebtedness of the Company until the funds are applied to the purchase of Shares or until the funds are paid to the employee. No interest will be accrued or paid on the funds in the payroll deduction accounts.

   10. Issuance of Shares. On each Offering Date, the accumulated payroll deductions in the employee's account on that date will be automatically applied to purchase the maximum number of Shares which may be purchased, and a certificate will be issued to the employee for those Shares. Excess payroll deductions, if any, will be returned to the employee. Ten Shares shall be the minimum number for which a certificate will be issued at any one time and no fractional Shares will be issued at any time.

   11. Designation of Beneficiary. An employee must file a written designation of a beneficiary who is to receive the funds in the employee's account in the event of such employee's death. Such designation of beneficiary may be changed by the employee at any time by written notice. Upon the death of an employee and upon receipt by the Company of proof of a validly designated beneficiary, the Company shall deliver the funds in the employee's account to such beneficiary. In the absence of a validly designated beneficiary who is living at the time of such employee's death, the Company, at its option, shall deliver the cash to the executor or administrator of the estate of the employee, or if no such executor or administrator has been appointed (to the knowledge of the Company) the Company, in its discretion, may deliver the cash to the spouse or to any one or more dependents or relatives of the employee, or if no spouse, dependent, or relative is known to the Company then to such other person as the Company may designate. No designated beneficiary shall, prior to the death of the employee, acquire any interest in the cash credited to the employee under the payroll deduction plan.

   12. Employees' Rights as Shareholders. No participating employee shall have any rights as a shareholder in the Shares until full payment has been made for the Shares and the share certificate is actually issued.

   13. Rights Not Transferable. Rights under this Plan are not assignable or transferable by a participating employee.

   14. Termination of Employment. In the event that the employment of a participating employee is terminated for any reason, said employee's rights to participate in the Plan shall terminate immediately and payroll deductions in the account of the employee will be paid to the employee pursuant to the provisions of Section 9(d) hereof. For purposes of this Plan, the participating employee's employment will be deemed to be terminated on the date the employee leaves the Company or any subsidiary.

   15. Amendments or Discontinuance of Plan. The Board of Directors of the Company shall have the right to amend, modify or terminate this Plan at any time without notice provided that without the consent of the shareholders of the Company possessing a majority of the voting power, no such amendment to the Plan shall:

        (a) Increase the total number of Shares which may be offered under the Plan; or

        (b) Change the classification of employees eligible to participate in the Plan.

   16. Approvals. The Company's obligation to offer, sell and deliver its Shares under this Plan is subject to the receipt of any required governmental consents or approvals.

   17. Administration. The Plan shall be administered by a Committee consisting of not less than three members who shall be appointed by the President of the Company. Each member of the Committee shall be an officer of the Company or its subsidiaries. The Committee shall be vested with full authority to determine the fair market value of the Shares and to make, administer, and interpret such rules and regulations as it deems necessary to administer the Plan, and any determination, decision or action of the Committee in connection with the construction, interpretation, administration, or application of the Plan shall be final, conclusive, and binding upon all participants and any and all persons claiming under or through any participant.

   18. Duration. The provisions of this Plan shall terminate no later than January 29, 2002.