Form 10-Q
period 1996-09-30
HICKORY TECH CORP
filed 1996-11-04
CIK 766561

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996
                               ---------------------------
                                        - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
                                         -----------------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,860,396 shares of no par common stock as of September 30, 1996.

                               HICKORY TECH CORPORATION
                                  SEPTEMBER 30, 1996

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            CONSOLIDATED INCOME STATEMENT
                                     (UNAUDITED)

In Thousands                             FOR QUARTER ENDED   FOR 9 MONTHS ENDED
                                         9-30-96   9-30-95   9-30-96    9-30-95
                                         -----------------   ------------------
OPERATING REVENUES
  Telephone                              $ 7,675   $ 7,421   $23,586    $22,592
  Data Processing                          2,256     2,585     7,052      6,833
  Equipment Sales                          5,056     4,064    12,542     10,874
  Telecommunications Product Development   1,652     1,801     4,942      5,792
                                         -------   -------   -------    -------
  TOTAL OPERATING REVENUES                16,639    15,871    48,122     46,091

COSTS AND EXPENSES
  Cost of Sales                            4,260     3,543    10,705      9,900
  Operating Expenses                       6,572     6,656    20,514     19,275
  Depreciation                             1,315     1,509     4,063      4,208
  Amortization of Intangibles                310       466     1,494      1,482
                                         -------   -------   -------    -------
  TOTAL COSTS AND EXPENSES                12,457    12,174    36,776     34,865
                                         -------   -------   -------    -------

OPERATING INCOME                           4,182     3,697    11,346     11,226

OTHER INCOME                                 267       288       807        692
INTEREST EXPENSE                              (7)      (18)     (144)       (64)
                                         -------   -------   -------    -------
INCOME BEFORE INCOME TAXES                 4,442     3,967    12,009     11,854

INCOME TAXES                               1,809     1,591     4,789      4,752
                                         -------   -------   -------    -------
CONSOLIDATED NET INCOME                  $ 2,633   $ 2,376   $ 7,220    $ 7,102
                                         -------   -------   -------    -------
                                         -------   -------   -------    -------

EARNINGS PER SHARE                         $0.54     $0.46     $1.43      $1.39

DIVIDENDS PER SHARE                       $0.275     $0.25    $0.825      $0.75




The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                  SEPTEMBER 30, 1996
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

In Thousands                                         9-30-96        12-31-95
                                                   -----------    ------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 3,266        $ 4,517
  Temporary Cash Investments                               0          7,176
  Receivables, Net of Allowance                       10,400          9,381
  Taxes Receivable                                       579              0
  Inventories                                          3,178          2,846
  Deferred Tax Benefit and Other                       1,298            985
                                                   -----------    ------------
    TOTAL CURRENT ASSETS                              18,721         24,905

INVESTMENTS                                            2,940          2,714

PROPERTY, PLANT & EQUIPMENT:
  Telecommunications Plant                            73,148         69,162
  Other Property and Equipment                        10,705         11,433
                                                   -----------    ------------
    TOTAL                                             83,853         80,595
  Less Accumulated Depreciation                       48,056         44,507
                                                   -----------    ------------
    NET PROPERTY, PLANT AND EQUIPMENT                 35,797         36,088

OTHER ASSETS:
  Intangible Assets                                    9,034          9,457
  Note Receivable                                        220            340
  Miscellaneous                                          413            433
                                                   -----------    ------------
    TOTAL OTHER ASSETS                                 9,667         10,230
                                                   -----------    ------------
TOTAL ASSETS                                         $67,125        $73,937
                                                   -----------    ------------
                                                   -----------    ------------
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                   $ 4,593        $ 5,568
  Accrued Taxes                                            0            459
  Advanced Billings & Deposits                         1,698          1,679
  Current Maturities of Long-Term Debt                   210            206
                                                   -----------    ------------
    TOTAL CURRENT LIABILITIES                          6,501          7,912

LONG-TERM DEBT, NET OF CURRENT MATURITIES                930          1,087

DEFERRED CREDITS:
  Investment Tax Credits                                 173            233
  Income Taxes                                         3,855          3,735
  Compensation Benefits and Other                      2,955          3,063
                                                   -----------    ------------
    TOTAL DEFERRED CREDITS                             6,983          7,031

SHAREHOLDERS' EQUITY:
  Common Stock                                           486          2,294
  Additional Paid-In Capital                           1,794              0
  Reinvested Earnings                                 50,431         55,613
                                                   -----------    ------------
    TOTAL SHAREHOLDERS' EQUITY                        52,711         57,907
                                                   -----------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $67,125        $73,937
                                                   -----------    ------------
                                                   -----------    ------------

The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                  SEPTEMBER 30, 1996
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          FOR NINE MONTHS ENDED
In Thousands                                              9-30-96      9-30-95
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $  7,220     $  7,102
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
     Depreciation and Amortization                           5,721        5,690
     Estimated Loss Resulting from Disposition of Assets         0          415
     Equity in Subsidiary Net Income                          (419)        (384)
     Changes in Assets and Liabilities:
     Increase in:
          Receivables                                       (1,019)      (1,909)
          Taxes Receivable                                    (579)        (311)
          Inventories                                         (332)        (143)
     Increase (Decrease) in:
          Accounts Payable                                    (975)       1,076
          Accrued Taxes                                       (459)        (404)
          Advance Billings & Deposits                           19          988
          Deferred Investments Tax Credits                     (60)         (77)
          Deferred Income Taxes                                120          (56)
          Other                                               (401)         683
                                                        -----------  -----------
     Net Cash Provided by Operating Activities               8,836       12,670
                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant & Equipment                  (3,936)      (3,670)
  Additions to Intangible Assets                            (1,071)        (641)
  (Increase) Decrease in Note Receivable                       120          (88)
  Increase in Investments                                      193          270
  (Increase) Decrease in Temporary Cash Investments          7,176          (55)
  Proceeds from Sale of Assets                                   0          155
                                                        -----------  -----------
     Net Cash Provided by (Used in) Investing Activities     2,482       (4,029)
                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of  Debt                                         (153)        (931)
  Proceeds from Issuance of Common Stock                       549          267
  Acquisition of Common Stock                               (8,810)           0
  Dividends Paid                                            (4,155)      (3,844)
                                                        -----------  -----------
     Net Cash Used in Financing Activities                 (12,569)      (4,508)
                                                        -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,251)       4,133

CASH AND CASH EQUIVALENTS At Beginning of Year               4,517        5,065
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS At End of Period                $  3,266     $  9,198
                                                        -----------  -----------
                                                        -----------  -----------



The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                 SEPTEMBER  30, 1996
                            PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
          The preceding unaudited Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported on.

NOTE 1.   BASIS OF CONSOLIDATION

          The Registrant is a diversified communications company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its seven wholly-owned operating subsidiaries. The companies and operations of the Registrant are grouped into four primary lines of business.

          MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC. and AMANA COLONIES TELEPHONE COMPANY are local exchange telephone companies. Mankato Citizens Telephone Company also owns and operates a direct broadcast satellite license under the trade name DirectVision. CABLE NETWORK, INC. owns and operates fiber optic cable facilities for the transportation of long distance communications. It also operates cable television systems and has ownership interests in Midwest Wireless, L.L.C., a cellular company in southern Minnesota. These four subsidiaries comprise the Registrant's Telephone Segment.

          COMPUTOSERVICE, INC. (CSI) provides data processing for the Telephone Segment as well as other unrelated telephone companies. It also provides services to interexchange carriers and enhanced service providers throughout the United States through its subsidiary, National Independent Billing, Inc. The operations of Computoservice, Inc. and National Independent Billing, Inc. constitute the Registrant's Data Processing Segment.

          COLLINS COMMUNICATIONS SYSTEMS CO. (Collins) sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area. The Registrant's Equipment Sales Segment is made up of this subsidiary, as well as the retail sales and service operations of the Registrant's local exchange telephone companies in southern Minnesota and east-central Iowa.

          DIGITAL TECHNIQUES, INC. (DTI) designs, assembles and distributes unique business telephone system components. The operations comprise the Registrant's Telecommunications Product Development Segment.

          The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

          All intercompany transactions have been eliminated from the consolidated financial statements.

                               HICKORY TECH CORPORATION
                                 SEPTEMBER  30, 1996
                            PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (CONTINUED)

NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
          Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended September 30, 1996, the earnings per common share calculation was based on 4,893,604 shares. For the nine months ended September 30, 1996, the calculation was based on 5,032,022 shares. For the quarter ended September 30, 1995, the earnings per common share calculation was based on 5,127,569 shares. For the nine months ended September 30, 1995, the calculation was based on 5,125,517 shares.

          Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first, second and third quarters of 1996 and 1995 were as follows:

                    SHARES OUTSTANDING ON RECORD DATE     1996       1995
                    ---------------------------------     ----       ----
                    1st Quarter (Feb. 15)               5,121,873  5,124,291
                    2nd Quarter (May 15)                5,098,119  5,124,656
                    3rd Quarter (Aug. 15)               4,890,679  5,125,041

NOTE 3.   INVENTORIES
          Inventories are stated at the lower of average cost or market and consist of the following:

          (In Thousands)                                 9-30-96    12-31-95
                                                         -------    --------
          Finished Goods                                 $   311    $   344
          Work in Process                                     77        142
          Materials and Supplies                           2,790      2,360
                                                         -------    --------
          Total                                          $ 3,178    $ 2,846
                                                         -------    --------
                                                         -------    --------

NOTE 4.   COMMON STOCK

          The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 4,860,396 shares outstanding on September 30, 1996, and 5,134,021 shares outstanding on December 31, 1995.

          Pursuant to the Employee Stock Purchase Plan, 11,094 shares of common stock were issued on September 1, 1996 to the employees who participated in the plan.

          Pursuant to the Retainer Stock Plan for Directors, 455 shares of common stock were issued in lieu of cash retainers to five members of the Registrant's Board of Directors on March 31, 1996, 356 shares were issued in lieu of cash retainers to four members of the Board of Directors on June 30, 1996 and 392 shares were issued in lieu of cash retainers to four members of the Board of Directors on September 30, 1996. Pursuant to a long-term incentive award plan for officers, 3,152 shares of common stock were issued to officers of the Registrant during the first quarter of 1996. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue.

                               HICKORY TECH CORPORATION
                                  SEPTEMBER 30, 1996
                            PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (CONTINUED)

          During the nine months ended September 30, 1996, the Registrant retired 295,831 shares of its common stock at a cost of $8,810,000. In April, 1996, the Registrant announced a program to repurchase up to 500,000 shares of its outstanding stock. This program was reported on Form 8-K dated April 8, 1996.

          Other common stock activity includes 6,757 shares issued in April 1996 to minority shareholders of Digital Techniques, Inc., the Registrant's subsidiary, to complete a merger.

          Effective April 1, 1996, the Registrant established a stated value of $0.10 per share for its common stock. Prior to this change, the Registrant's common stock had no stated value. On April 1, 1996, the accounting value of the Registrant's common stock of $1,941,000 was reclassified to $512,000 as common stock and $1,429,000 as Additional Paid-In Capital. This change was implemented due to the Registrant's activities in repurchasing its common stock.

NOTE 5.   CORPORATE DEVELOPMENT
          The Registrant has entered into an agreement to purchase the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,200 access lines. The acquisition will be structured as a purchase of telephone assets from US West and must be approved by the Public Utilities Boards of Iowa, South Dakota, Minnesota and the Federal Communications Commission. The approvals at the state levels have been obtained and the Federal Communications Commission approval is in process. It is anticipated that all the approvals for the purchase of the changes should be completed in the first quarter of 1997.

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

                               HICKORY TECH CORPORATION
                                  SEPTEMBER 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Consolidated Net Income for the quarter ended September 30, 1996, was 10.8% higher than the same period in 1995, as illustrated by the following table:

          NET INCOME (thousands)          1996      1995      1994      1993
                                          ----      ----      ----      ----
          1st Quarter                   $2,416    $2,221    $2,121    $2,233
          2nd Quarter                    2,171     2,505     2,255     1,976
          3rd Quarter                    2,633     2,376     2,223     1,832

          Operating Revenues were  4.8% higher for the quarter ended
          September 30, 1996, than for the quarter ended September 30, 1995, as illustrated by the following table:

          OPERATING REVENUES (thousands)  1996      1995      1994      1993
                                          ----      ----      ----      ----
          1st Quarter                  $15,541   $14,647   $14,095   $13,309
          2nd Quarter                   15,942    15,573    14,589    12,762
          3rd Quarter                   16,639    15,871    14,604    12,628

A.        Material changes in results of operations:

          1. TELEPHONE - Operating Revenues for the third quarter of 1996 were $254,000 or 3.4% higher than the same period in 1995. For the nine months ended September 30, 1996, Operating Revenues were $994,000 or 4.4% higher than the same period in 1995. Access line growth was the primary contributor to the revenue growth, providing access revenue, as well as additional minutes of use revenue.

          2. DATA PROCESSING - Operating Revenues for the third quarter of 1996 were $329,000 or 12.7% lower than the same period in 1995. For the nine months ended September 30, 1996, Operating Revenues were $219,000 or 3.2% higher than the nine months ended September 30, 1995. The decline in revenue for the third quarter of 1996 was due to the non-renewal of a data processing contract with a large long distance company, reduced contract programming services and a decline in software sales. Data Processing Operating Revenues for 1996 have increased because of the initiation of a business relationship with another large interexchange carrier.

          3. EQUIPMENT SALES - Operating Revenues for this segment were $992,000 or 24.4% higher for the third quarter of 1996 when compared to the third quarter of 1995. For the nine months ended September 30, 1996, Operating Revenues were $1,668,000 or 15.3% higher than the same period in 1995. The Registrant sold the assets of its California division in 1995. Revenues from the California division for the third quarter of 1995 were $77,000 and for the first nine months of 1995 were $693,000. Without consideration of the 1995 Revenue from the California division, Operating Revenues for this segment would have increased 26.8% for the quarter ended September 30, 1996, and 23.2% for the nine months ended September 30, 1996, when compared to the same period in 1995.

ITEM 2. CONTINUED

               Revenue for the third quarter of 1996 for the St. Paul division was enhanced by a $1 million contract with Anoka-Hennepin School District. This contract was signed late in 1995. The St. Paul division has also recently entered into a $2.1 million contract to provide enhanced digital equipment for a large financial advising company, as well as several contracts of less than $1 million each with other new customers.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended September 30, 1996 were $149,000 or 8.3% lower than the third quarter of 1995. Operating Revenues for the nine months ended September 30, 1996 were $850,000 or 14.7% lower than the same period in 1995. Standard Product Sales for the nine months ended September 30, 1996 were down $975,000 when compared to the first nine months of 1995. Standard Product Sales were affected by a large customer of this segment's E911 product. The customer temporarily placed E911 purchases on hold while it evaluated alternative solutions. Standard Product Sales in 1996 were also affected by the delayed deployment of the new Qstar product. Qstar is undergoing extensive tests by RBOC's, GTE and British Telecom, Inc. Management cannot predict when the Qstar product will overcome all of its new product obstacles. Original Equipment Manufacturer (OEM) sales for the nine months ended September 30, 1996 were $260,000 higher than the same period in 1995. OEM sales are generally at a lower margin than Standard Product Sales, but the volumes are more predictable.

          5. COST OF SALES - Consolidated Cost of Sales was $717,000 or 20.2% higher for the quarter ended September 30, 1996, than the same period in 1995. For the nine months ended September 30, 1996, Cost of Sales was $805,000 or 8.1% higher than for the same period in 1995. Through the first nine months of 1996, Operating Revenues for the two segments (Equipment Sales and Telecommunications Product Development) which generated most of the Cost of Sales were $818,000 or 4.9% higher than Operating Revenues during the nine months ended September 30, 1995. In terms of percentage of Operating Revenues from these two segments, Cost of Sales was 61.2% for the nine months ended September 30, 1996, compared to 59.4% for the same
               Period in 1995. Operating margins have been satisfactory to management, considering the new business development for Collins and the growth of OEM business for DTI. The volume of sales activity in 1996 is below expectations for DTI.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended September 30, 1996, were $84,000 or 1.3% lower than the same period in 1995. For the nine months ended September 30, 1996, Operating Expenses were $1,239,000 or 6.4% higher than in 1995. The Telecommunications Product Development Segment incurred increases in Engineering, Sales and Marketing expenses totaling $749,000 for the nine months ended September 30, 1996. These increases were related to the development of new products. The Registrant recorded an estimated loss of $387,000 in the second quarter of 1995 on the anticipated closing and disposition of assets of the California division of Collins. Without the effect of the estimated loss, the increase in Operating Expenses over 1995 would have been 8.6% for the nine months ended September 30, 1996. The reduction in personnel at CSI and a freeze in the hiring of personnel at DTI resulted in the operating expense reductions in the quarter ended September 30, 1996.

ITEM 2. CONTINUED

          7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended September 30, 1996, was $156,000 lower than for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, amortization was $12,000 higher than for the same period in 1995. The Registrant accelerated the amortization of capitalized software costs in its Data Processing Segment, which resulted in a non-recurring expense of $573,000 in the second quarter of 1996. Without the effect of this one-time expense, amortization for the nine months ended September 30, 1996 was $561,000 lower than the same period in 1995. This reduction resulted from the sale of assets and full amortization of some intangible assets associated with acquisitions made in 1990 and 1992.


B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents decreased $1,251,000 for the nine months ended September 30, 1996, compared with an increase of $4,133,000 for the same period in 1995. The primary sources of cash in 1996 were from internal operations and $7.2 million from use of temporary cash investments for the Registrant's stock repurchase program. The 1995 primary source of cash was from internal operations. The primary use of cash in the first nine months of 1996 was the Registrant's stock repurchase program which required $8.8 million.
               Additions to Property, Plant and Equipment required $3.9 million in 1996 and $3.7 million in 1995. Dividends paid for the first nine months were 8.1% higher in 1996 than 1995, reflecting a $0.075 or 10% per share increase through the first nine months of 1996.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $12.2 million dollars as of September 30, 1996, compared to a working capital surplus of $17.0 million as of December 31, 1995. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 2.9:1 as of September 30, 1996.

          3. USES OF CAPITAL - The largest use of internal capital during the quarter ended September 30, 1996 was the Registrant's repurchase of 171,920 shares of its common stock. The stock repurchase program used $5.2 million of capital during the quarter. Additions to Property, Plant and Equipment have historically been the Registrant's largest investing activity, using $17.9 million for the three years ended December 31, 1995. During the first nine months of 1996, $3.8 million of working capital was used to purchase fixed assets.

          4.   LONG-TERM DEBT - The Registrant's Long-Term Debt as of
               September 30, 1996, was $930,000. In addition, Current Maturities of Long-Term Debt were $210,000. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. in the 1970's. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. No material liquidity problems are anticipated from the long-term funding of the debts maturing in 2003 through 2007.

ITEM 2. CONTINUED

               The Registrant is anticipating utilizing new long-term debt instruments of various maturities to fund the majority of the $35 million acquisition of the Iowa - US West telephone property in 1997. Negotiations are presently taking place to obtain such funding. No difficulty is anticipated in obtaining such funding. In July, 1996, the Registrant secured a $10,000,000 line of credit arrangement. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at a variable annual rate equal to 150 basis points in excess of the 30 day LIBOR rate. Through September 30, 1996, no advances have been made against this line of credit.

          5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed five acquisitions in the previous six years which were all funded out of existing cash balances. Growth plans and acquisitions will require additional debt financing in the future. Discussions have been conducted with several sources of long-term debt financing, but no commitments have been made. Should the Registrant have a need to secure senior debt financing as a result of pursuing corporate acquisitions, no difficulty is anticipated.

               The Registrant's stock repurchase program has been funded with internal cash to date. The Registrant's line of credit will be available for financing future stock repurchases.

                               HICKORY TECH CORPORATION

                              PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
          None.

Item 2.   CHANGES IN SECURITIES.
          None.

Item 3.   DEFAULT UPON SENIOR SECURITIES
          None.

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

Dated:    OCTOBER 25, 1996             HICKORY TECH CORPORATION



                                       By  /s/ Robert D. Alton, Jr.
                                          --------------------------------------
                                           Robert D. Alton, Jr.,
                                           Chief Executive Officer


                                       By  /s/ David A. Christensen
                                          --------------------------------------
                                           David A. Christensen,
                                           Chief Financial Officer