Form 10-K405
period 1996-12-31
HICKORY TECH CORP
filed 1997-03-27
CIK 766561

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

                           COMMISSION FILE NUMBER:  0-13721

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               HICKORY TECH CORPORATION

------------------------------------------------------------------------------
------------------------------------------------------------------------------




           MINNESOTA                                    41-1524393
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                               221 EAST HICKORY STREET
                                    P.O. BOX 3248
                              MANKATO, MINNESOTA  56002

                (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  800-326-5789

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

                                            Yes    X      No
                                                -------      -------

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $136,289,494 (exclusive of voting stock owned by Registrant's Directors and Officers).

    The total number of shares outstanding of the Registrant's common stock as of March 7, 1997: 4,665,946.

    Documents Incorporated by Reference:   None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

    ITEM                                                                  PAGE
    ----                                                                  ----
                                        PART I


    1.        Business                                                    I-1
    2.        Properties                                                  I-11
    3.        Legal Proceedings                                           I-12
    4.        Submission of Matters to a Vote of Security Holders         I-12

                                       PART II


    5.        Market for Registrant's Common Equity and Related
              Stockholder Matters                                         II-1
    6.        Selected Financial Data                                     II-2
    7.        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         II-3
    8.        Financial Statements and Supplementary Data                 II-12
    9.        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         II-26

                                       PART III


    10.       Directors and Executive Officers of the Registrant         III-1
    11.       Executive Compensation                                     III-3
    12.       Security Ownership of Certain Beneficial Owners and
              Management                                                III-10
    13.       Certain Relationships and Related Transactions            III-11

                                       PART IV


    14.       Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 IV-1

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

    Hickory Tech Corporation (Company) was reorganized as the parent company in June, 1985. Its predecessor, MCTC, has been in business since February, 1898. The Company has evolved into four main segments, based upon the eight operating companies listed above. The four business segments are described below.

TELEPHONE SEGMENT

    Telephone Operations represented approximately 48% of 1996 Consolidated Operating Revenues.

    MCTC and Mid-Comm, both medium-sized independent telephone utilities in and around Mankato, Minnesota, have experienced no major change in the scope or direction of their operations during the past year. The telephone operations of MCTC and Mid-Comm are regulated by the Minnesota Public Utilities Commission. MCTC also owns and operates a direct broadcast satellite license under the trade name DirectVision. The DirectVision line of business is not regulated by State and Federal regulators. ACTC is a small independent telephone company in east central Iowa and is regulated by the Iowa Utilities Board. CNI owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. CNI also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. None of CNI's operations are subject to regulation by the Minnesota Public Utilities Commission.

    The four companies that provide telephone related services, MCTC, Mid-Comm, ACTC and CNI, are combined into the Company's Telephone Segment. The total landline access lines served as of December 31, 1996 was 44,583. There are twelve contiguous exchanges/central offices in and around Mankato, Minnesota and one exchange serving seven communities in and around Amana, Iowa. The net combined operating revenues after intercompany eliminations for this Segment were $31,887,000 in 1996 compared with $30,209,000 in 1995, which is an increase of 5.6%. Revenue for this Segment has increased for both network access and local service. Network access revenues were positively affected by the continued growth in access minutes, offset by overall lower rates charged for access service. Local service has grown primarily as a result of an increase in number of access lines served. Additional growth resulted from the marketing efforts to sell custom calling services, Centrex and voice mail. Competition for customer selection of dedicated trunklines over switched access services (i.e. bypass) also caused reductions. Operating income for this Segment was $15,432,000 in 1996 compared with $14,648,000 in 1995. This Segment is in a capital-intensive industry, and during the two year period ended 1996, $14,974,000 was invested in telecommunications plant facilities.


BILLING AND DATA SERVICES SEGMENT

    Billing and Data Services represented approximately 14% of 1996 Consolidated Operating Revenues.

    CSI operates a computer data processing business from its base in Mankato, Minnesota, with an emphasis on the telecommunications businesses and municipalities. Included in CSI's customer base are numerous independent telephone companies and several interexchange telephone carriers (IXC) such as AT&T, US West Communications, Inc., Sprint and MCI. National Independent Billing, Inc. (NIBI), a wholly owned subsidiary of CSI, provides services for many facets of telecommunications. NIBI provides telecommunications message processing for IXCs such as United Telephone Long Distance (UTLD) and MCImetro. CSI's consolidated operating revenues after intercompany eliminations were $9,573,000 in 1996 compared to $10,405,000 in 1995, a decrease of 8.0%.
Operating income for this subsidiary was $658,000 in 1996 compared to $721,000
in 1995, a 8.7% decrease.   Computer data processing, the core service of CSI,
is a dynamic business of standard programming services, with a base of existing customers comprised mostly of local telephone companies. However, there is turnover in this base. New customers and services to existing customers are continually being sought to offset the attrition of customers who establish in-house systems. IXC contracts represent specialized services to long distance communications providers. The volume of monthly processing with these IXCs under the existing contracts has declined over the past three years. In contrast, a contract with a large IXC initiated in 1995, has significantly increased CSI's volume and profits in the last six months of 1996.

EQUIPMENT SALES SEGMENT

    Equipment Sales represented approximately 28% of 1996 Consolidated Operating Revenues.

    Collins sells and services telephone apparatus on a retail level in the metropolitan Minneapolis/St. Paul area. Collins continues its commitment to service and support of its core product, Nortel (formerly Northern Telecom), while identifying new opportunities such as call centers, Meridian Link, computer telephone integration voice mail and interactive voice response. Collins sold the assets of its California division, CoasTel, in 1995. Collins' operations, as well as the equipment sales operations of the Company's local telephone companies in and around Mankato, Minnesota, and Amana, Iowa, are reflected in the Company's Equipment Sales Segment. This Segment's operating revenues were $18,600,000 in 1996 compared with $14,502,000 in 1995, a 28.3%
increase. The Segment's operating income was $2,022,000 in 1996 compared with $583,000 in 1995. This increase was primarily due to increased sales and margin in the Minneapolis/St. Paul operations but is also affected by the 1995 operations in California which resulted in a loss of $268,000.

TELECOMMUNICATIONS PRODUCT DEVELOPMENT SEGMENT

    Telecommunications Product Development revenues represented approximately 10% of 1996 Consolidated Operating Revenues.

    The Telecommunications Product Development Segment consists of the operations of DTI. DTI designs, assembles and distributes unique telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim. DTI develops new products, responds to original equipment manufacturing assembly orders, and distributes or licenses products through large nationally recognized distributors. DTI's expertise is in engineering telephone system interface devices, using software and hardware solutions. DTI has a base of operations in the Dallas, Texas area, but enjoys a national and international presence through its RBOC, GTE and British Telecom, Inc. distributor networks. This Segment's operating revenues were $6,502,000 in 1996 compared with $7,731,000 in 1995, a 15.9% decrease. Net
Operating Income/Loss decreased from income of $1,129,000 in 1995 to a loss of ($403,000) in 1996. The company experienced a delay in the introduction of a new Automatic Call Distribution product (Qstar) designed to be used in customer service centers to route calls. The company discovered product compatibility problems in Qstar, which were not resolved until the end of 1996, too late to reach the volume originally anticipated in 1996. This, combined with the temporary suspension of a contract for an E911 product, resulted in the decrease in revenues and income.

FINANCIAL CONDITION

    The Company's financial position continues to be strong, with net working capital of $6,279,000 at December 31, 1996. The Company operates in capital intensive businesses. Additions to Property, Plant and Equipment are the Company's largest investing activity, using $19,601,000 of cash in the three years ended 1996. Another $12,000,000 has been planned for the next year. The Company's primary source of working capital has been its operations, primarily the Telephone Segment. The Company has achieved modernization of its core business technology through internal reinvestment of capital, added diversification through acquisition of external companies and generated new business through start-up ventures, while still improving its shareholders' capital position. The debt portion of the Company's total capitalization is 1.6%, an extremely low position which allows the Company an opportunity for additional growth.

    The construction and facilities program for 1997 is approximately $12,000,000. This level of commitment is higher than the historical average of construction due to the completion of two building projects in Mankato, Minnesota and restructuring the switching platform for the eleven new exchanges that will be acquired in April, as discussed below. Normal purchase commitments have or will be made for planned expenditures.

    The Company has entered into agreements to purchase the assets of eleven rural telephone exchanges in the State of Iowa from U S WEST Communications, Inc. ("US WEST") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The acquisitions will be structured as a purchase of telephone assets from US WEST. The purchase has been approved by all required regulatory bodies. The transaction is scheduled to close in April, 1997. The acquisition will be funded by new long-term debt instruments. The Company has secured commitments from institutional sources in a private placement. The financing transaction for this US West acquisition will close in April, 1997. Seven institutional investors have pledged a total of $40 million in senior unsecured notes with final maturity in 15 years and principal payments starting in the fifth year. The interest rate will be fixed at 7.11%.

    Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and sustain its historical dividend, debt service, and equipment additions levels. The Company has a $10,000,000 line-of-credit arrangement with a local bank at a rate floating with LIBOR. The Company will utilize new long-term debt instruments from institutional sources to fund the $35 million acquisition price of the Iowa
- US WEST telephone property in 1997. The debt portion of the Company's total capitalization is expected to be approximately 40% after the April, 1997 US West acquisition, which is a comparably low proportion in the Company's industry.

    The Company's reinvested growth in equity has come about while increasing dividends to shareholders from $2,251,000 in 1986 to $5,481,000 in 1996, a 9.3% compound annual growth rate over 10 years. The Company announced a dividend increase of 9.1% in 1997. This increase is not expected to affect the liquidity of the Company.



    BUSINESS SEGMENTS - FINANCIAL INFORMATION

    (b) The Company's operations are conducted in four business segments. The Telephone Segment provides telecommunications services to Mankato and adjacent areas of Blue Earth and Nicollet Counties in southern Minnesota and to the Amana Colonies in east-central Iowa. The Telephone Segment also operates fiber optic cable transport facilities in southern Minnesota, and holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. The Billing and Data Services Segment provides data processing and related services primarily to telecommunications companies. Its customers are local exchange telephone companies and interexchange network carriers with operations across the country. The Equipment Sales Segment sells, installs and services communications equipment in the retail market. It has many ongoing business contracts with large business customers in Minneapolis/St. Paul and southern Minnesota. The Telecommunications Product Development Segment designs, assembles and distributes unique business telephone system components through large distributors in North America and the United Kingdom.

                                BUSINESS SEGMENT DATA
                               Years Ended December 31
(DOLLARS IN THOUSANDS)


                                                           1996           1995           1994
                                                         -------        -------        -------
IDENTIFIABLE ASSETS:
    Telephone                                            $51,020        $49,435        $46,967
    Billing and Data Services                              4,964          7,725          6,856
    Equipment Sales                                        8,079          6,089          6,694
    Telecommunications Product Development                 4,180          3,417          3,634
    Corporate                                              3,020          7,271          3,629
                                                         -------        -------        -------
    Total Assets                                         $71,263        $73,937        $67,780
                                                         -------        -------        -------
                                                         -------        -------        -------
REVENUES BEFORE INTERSEGMENT ELIMINATION
    Telephone                                            $32,032        $30,538        $26,987
    Billing and Data Services                             11,769         12,437          9,817
    Equipment Sales                                       18,600         14,503         15,430
    Telecommunications Product Development                 6,502          7,731          8,063
    Intersegment Elimination                              (2,341)        (2,362)        (2,089)
                                                         -------        -------        -------
    Total Revenue                                        $66,562        $62,847        $58,208
                                                         -------        -------        -------
                                                         -------        -------        -------
INTERSEGMENT REVENUES
    Telephone                                            $   145        $   330        $   118
    Billing and Data Services                              2,196          2,032          1,971
                                                         -------        -------        -------
    Total Intersegment Revenues                          $ 2,341        $ 2,362        $ 2,089
                                                         -------        -------        -------
                                                         -------        -------        -------
OPERATING INCOME
    Telephone                                            $15,432        $14,648        $12,721
    Billing and Data Services                                658            721            763
    Equipment Sales                                        2,022            583            765
    Telecommunications Product Development                  (403)         1,129            845
    Corporate                                               (936)        (1,302)          (588)
                                                         -------        -------        -------
    Total Operating Income                               $16,733        $15,779        $14,506
                                                         -------        -------        -------
                                                         -------        -------        -------
DEPRECIATION AND AMORTIZATION
    Telephone                                            $ 4,571        $ 4,621        $ 4,143
    Billing and Data Services                              1,939          1,784          1,639
    Equipment Sales                                          104            523            531
    Telecommunications Product Development                   131            138            130
    Corporate                                                113            122            187
                                                         -------        -------        -------
    Total Depreciation and Amortization                  $ 6,858        $ 7,188        $ 6,630
                                                         -------        -------        -------
                                                         -------        -------        -------
CAPITAL EXPENDITURES
    Telephone                                            $ 9,536        $ 5,438        $ 5,317
    Billing and Data Services                                 62            328            668
    Equipment Sales                                          204            120             58
    Telecommunications Product Development                    97            123             88
    Corporate                                                201             12             73
                                                         -------        -------        -------
    Total Capital Expenditures                           $10,100        $ 6,021        $ 6,204
                                                         -------        -------        -------
                                                         -------        -------        -------

    BUSINESS SEGMENT DESCRIPTION

    (c)  1  (i)    The Company's operations are conducted in 4 business
segments:

Telephone Segment

    MCTC owns and operates an independent telephone system serving the cities of Mankato and North Mankato, and adjacent rural areas in Blue Earth and Nicollet Counties in south-central Minnesota approximately 75 miles south of Minneapolis/St. Paul. Mid-Comm provides telephone services to the communities of Amboy, Cambria, Eagle Lake, Garden City, Good Thunder, Judson, Lake Crystal, Madison Lake, Mapleton, Pemberton, St. Clair, Vernon Center and surrounding rural areas located primarily in Nicollet and Blue Earth Counties in south-central Minnesota. ACTC provides telephone services to the Amana Colonies in east-central Iowa. The total number of lines served in 1996 was 44,538. The proposed acquisition of access lines in northern Iowa from US West Communications, Inc. will add approximately 12,500 lines in April 1997.

    MCTC derives its principal revenues and income from local services charged to subscribers in its service area and from the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation, and from providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies are provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by the same work force. ACTC derives its principal revenues and income from local services charged to subscribers in its service area and from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of the Company's telephone companies by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its switched networks or private lines.

    CNI's activities are included in the Telephone Segment and are centered on the operation of a fiber optic cable transmission facility in southern Minnesota. CNI also owns and operates a direct broadcast satellite license under the trade name DirectVision and holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. The operations of CNI, after elimination of intercompany activity, did not have a material impact on the financial operations of the Company and are not separately disclosed.

Billing and Data Services Segment

    CSI provides data processing and related services principally for the Company, other local exchange telephone companies, interexchange carriers, and miscellaneous municipalities. The computer operations are considered a separate Segment of business in the Company's consolidated financial statements. CSI's principal activity is the provision of monthly batch processing of computerized data. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, general accounting and payroll. CSI provides certain billing clearinghouse functions for interexchange carriers through its wholly owned subsidiary, National Independent Billing, Inc. CSI obtains specialty programming contracts with these carriers due to its expertise in the telecommunications field. The unique programming and consulting aspects of telecommunications data processing have become a primary source of revenue for CSI/NIBI. Services for municipal customers consist of preparation of utility bills, payroll and fund accounting, as well as a full array of turnkey management systems. CSI generates revenues from the initial sale of software products as well as the associated support and contract programming that complement the sale.

Equipment Sales Segment

    The Equipment Sales Segment activities are centered around the sale, lease and service of telephone equipment and services in the metropolitan Minneapolis/St. Paul area and in southern Minnesota. The products for this Segment consist of telecommunication platforms such as Nortel, Centigram and Rolm. Its expertise is very high quality system installation and maintenance. Collins Communications Systems Co. operates in the very competitive market of Minneapolis/St. Paul.

Telecommunications Product Development Segment

    The Telecommunications Product Development Segment has operations which design, assemble and distribute value added telecommunications products. This innovative development company is based in Dallas, Texas, but distributes to national and international markets using large operating telephone companies and suppliers. DTI develops new products, responds to original equipment manufacturing assembly orders and distributes or licenses products through large internationally recognized distributors. DIT operates in a competitive market, dominated by large manufacturers. D has been able to create a niche in this market with its unique engineering expertise and its rapid turnaround capabilities.



              (ii) In February of 1997, the Company publicly announced the creation of a new subsidiary, Crystal Communications, Inc. The new company will provide competitive telecommunications services to customers served by other telephone companies.

    With the passing of the Federal Telecommunications Act of 1996 (Telecom
Act), the telephone companies no longer have the exclusive right to offer telephone service to the customers in a franchised service area. This legislation has created the opportunity for the Company to offer communications service in territories served by other telephone companies. Crystal Communications, Inc. will offer local dial tone, long distance, and local call Internet access services to select markets. Studies are currently in progress to determine the specific markets in which services will be offered. The Company does not believe a material investment of assets will be required to begin offering services by this new subsidiary. Likewise, the existing Company and subsidiaries are not planning the development or sale of a new product line which would require the investment of a material amount of the assets of the Company or its subsidiaries.

              (iii) Materials and supplies which are necessary for the operation of the businesses of the Company and its subsidiaries are available from a variety of sources. No supply problems are anticipated during the coming year.

              (iv) The two telephone subsidiaries of the Company in Minnesota are public utilities operating pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission, the governing regulatory agency. ACTC is also a public utility which operates pursuant to a Certificate of Public Convenience and Necessity issued by the Iowa Utilities Board. Local service rates are filed as tariffs with the individual state regulatory authority. At this time, Iowa's level of regulation of local service rates is less restrictive than Minnesota's. Regardless of whether a particular rate is subject to regulatory review, the Company's ability to raise rates will be determined by various factors, including economic and competitive circumstances. Other patents, licenses, franchises and concessions (such as cellular licenses, cable TV franchises and wireless TV rights) while important assets, are of less significance in the businesses of the Company and its subsidiaries.

              (v)       The businesses are not highly seasonal.

              (vi) The Company and its subsidiaries are engaged in service businesses. Working capital practices primarily involve allocation of funds for the construction and maintenance of telephone and computer plant, the payroll costs of highly skilled labor, and the inventory to service its telephone equipment customers.

              (vii) As local exchange telephone companies, MCTC, Mid-Comm and ACTC provide end office switching and ancillary services to long distance interexchange carriers, such as AT&T, US West, MCI and Sprint. This relationship allows the Company's telephone subscribers to place long distance telephone calls. By paying access charges in bulk quantities for the long distance usage of all of the individual customers who use their service, the long distance interexchange carriers are large customers of the Company, but individually do not represent more than ten percent of consolidated revenues. Access charges, payable by long distance IXCs, are filed as tariffs with either the FCC or the individual state regulatory authority, depending upon the jurisdiction of the traffic.

    The Company's level of activity with any of its long distance carrier customers, including the largest customers, AT&T and US West, is not secured by contract. The FCC dictates that AT&T, or one of its long distance competitors, must serve the Company's subscribers for certain types of toll calls in certain jurisdictions, and the Minnesota Public Utilities Commission dictates that US West must serve the Company's subscribers for certain types of toll calls in certain jurisdictions as the "carrier of last resort." The prices for the services performed by the Company for interexchange carriers are primarily established by the FCC and by State regulatory agencies.

    The Company offers equal access to other non-AT&T carriers in its service territory. The Company's level of activity with the non-AT&T carriers is not secured by contract, and the prices for services performed by the Company for these carriers are established by regulatory authorities in the same manner as it is for AT&T and US West.

    The Company does not provide long distance telecommunications directly to end user customers under its own name in any jurisdiction.

    The business of the Company's Equipment Sales and Telecommunications
Product Development Segments are not dependent upon any single customer or small group of customers. These service and equipment activities are more of a commodity relationship and tend to provide more customers with smaller individual transactions than the Company's telephone business. The Company's Billing and Data Services Segment has a single customer which accounts for a significant portion of its revenue. There is no customer which accounts for ten percent or more of the Company's consolidated revenues in these Segments.

              (viii) The Company and its subsidiaries are in service businesses which provide an ongoing benefit to their customers for a fee. These services are repetitive and recurring. Backlog orders are not a significant factor in providing these services.

              (ix) There is no material portion of the businesses of the Company or its subsidiaries which is subject to renegotiation or termination by the Government.

              (x) The two telephone subsidiaries of the Company in Minnesota operate pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission. The telephone subsidiary in Iowa operates pursuant to a Certificate of Public Convenience and Necessity issued by the Iowa Utilities Board. These commissions regulate the services provided by MCTC, Mid-Comm and ACTC. Due to the size of the Company's operations in Minnesota and in Iowa, these commissions do not regulate the rate of return or profits of the Company's telephone operations. The Telecom Act will open the doors to large telecommunications markets. Due to the relatively rural nature of the Company's service territory, management does not expect State or Federal regulation to materially impact the Company's operations in the near future. The Company's telephone subsidiaries are exempt from certain obligations of the Telecom Act unless, in response to a bona fide request, a state regulatory commission removes the exemption. Competition is less likely to be a factor in rural areas because population densities are much lower and rural LECs such as the Company's are very advanced in terms of technology. The Company has already begun to respond to these changes with active programs to market products and to engineer their infrastructure to pro-actively participate in these changes.

    Competitors now offer private line switched voice and data services in or adjacent to the territories served by the Company, thus permitting bypass of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Company's long-term ability to provide local exchange service at economical rates.

    In order to meet this competition, the Company has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of the Company's switches, remote switching technology to within 12,000 feet of every customer in the local network, installation of over 275 miles of fiber optic cable and installation of SS7 (an out-of-band system) to all of its access lines.

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

    Since the mid-1980's, the Company's business strategy has been to position itself as a "one-stop" telecommunications services provider. Long-term business relationships with its customers have strengthened the Company's business position. The Company believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs. The Company has several competitive advantages in telecommunications; its prices and costs are extremely low; its service reputation is extremely high; its technical investment is unsurpassed; and it has a first hand billing relationship with almost 100% of the customers in its service territories.

    The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the State and Federal levels, court decisions, and possible additional future State and Federal legislation. The trend emanating from legislation is to expand competition in the telecommunications industry. It is imperative that the Company continue to do whatever it can to ensure that competition is open on a equal basis to all providers.

    There are a number of companies engaged in supplying data processing services comparable to those furnished by CSI. Competition is based primarily on price and service. There are some companies of much larger size that dominate certain aspects of this field. As the level of competition is opening for providers of local telephone service, those companies who are trying to provide service will require facilities for rating, billing and other related services. CSI is in a position to provide those services for these new telecommunications companies.

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

    There are a limited number of companies competing in the product development market for the specific types of products distributed by DTI. This market is characterized by pressures to lower the manufacturing costs and to raise the quality standards to meet customer expectations. DTI is a small developer of telecommunications products attempting to distribute its products through very large national distributors. DTI depends on finding niches in development which are not met by the product line of large manufacturers This creates slow product recognition and testing cycles which may cause cyclical patterns in DTI's financial results.

              (xi) The Company's subsidiary, DTI, engages in research and development for the new telecommunications products it distributes. These research and development activities are not material to the Company's consolidated operation.

              (xii) The Company and its subsidiaries anticipate no material effects on their capital expenditures, earnings, or competitive position because of laws relating to the protection of the environment.

              (xiii) As of December 31, 1996, the Company and its subsidiaries had 412 full-time employees.


    (d) The two telephone subsidiaries of the Company in Minnesota (MCTC and Mid-Comm) provide telephone services to south central Minnesota. ACTC provides telephone services in east-central Iowa. CNI has operations in south central Minnesota. The activities of CSI are primarily concentrated in Midwest United States, with local exchange telephone company customers nationwide. CSI also has major IXC customers which tend to be in metropolitan areas in the Midwest, on the east coast and in the south. The activities of Collins are primarily concentrated in the metropolitan Minneapolis/St. Paul area of Minnesota. DTI has its facilities in the Dallas, Texas area and distributes its products throughout North America, the United Kingdom and the Pacific Rim.

ITEM 2.  PROPERTIES.

         The Company's business is primarily in the service industry and its properties are used for administrative support and to store and safeguard equipment. At December 31, 1996, the gross book value of $87,596,000, consisted primarily of telephone plant and equipment. The two telephone subsidiaries of the Company in Minnesota own dial central offices with associated real estate in all of the communities mentioned in Item 1(c)1.(i) above, except Judson, Minnesota. The Company owns the telephone property, plant and equipment which it utilizes to operate its telephone systems. It is the opinion of the Company's management that the properties of the Company are suitable and adequate to provide modern and effective telecommunications services within its franchised areas, including both local and long distance service. The capacity for furnishing these services, both currently and for forecasted growth, are under constant surveillance by the engineering staff. Facilities are put to full utilization after installation and appropriate testing, according to two, three and five year construction plans.

    The Company's principal properties are the following:

    (1) MCTC's general offices and principal central office exchange building are located at 221 East Hickory Street, Mankato, Minnesota. This is a three-level brick and stone building containing approximately 60,000 square feet of floor space. A portion of this building is leased to the parent company for its general offices, and to CSI for its data processing equipment. MCTC also owns a building containing approximately 17,000 square feet, which was completely renovated in 1996, adjacent to its principal office building. This building will be used for future expansion.

    (2) MCTC's main warehouse is located on Summit Avenue, Mankato, Minnesota. The warehouse, built in 1996, is a one story concrete building containing approximately 48,000 square feet. The warehouse is used to store vehicles and supplies and is also used as office space for engineering and outside telephone personnel.

    (3) ACTC leases general office and telephone central office equipment space in Homestead, Iowa.

    (4) CSI owns a one-story building in Mankato, Minnesota. The building contains 16,300 square feet. CSI also owns a main frame computer and associated peripheral equipment which it uses to provide data processing services for the Company and other customers. CSI also leases an operations office in Minneapolis, Minnesota.

    (5) The Company leases building and warehouse space for Collins in St. Paul, Minnesota and office production space for DTI in Allen, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor its subsidiaries are engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 1996 Annual Report on Form 10-K.

                                       PART II
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a) Prior to March, 1995, the Company's common stock was traded by local brokers in over-the-counter trading. In March 1995, the Company listed its common stock on NASDAQ's National Market Trading System.

         Quarterly market price information in 1996 was as follows:

         QUARTER        HIGH           LOW       END OF QTR.
           4th         $28.50         $25.25       $27.375
           3rd         $30.00         $24.50        $25.50
           2nd         $31.00         $26.00       $28.125
           1st         $31.50         $26.75        $27.50

         Quarterly market price information in 1995 was as follows:

         QUARTER        HIGH           LOW       END OF QTR.
           4th         $34.00        $ 30.50       $ 31.25
           3rd         $35.50        $ 31.00       $ 33.25
           2nd         $35.75        $ 28.00       $32.625
           1st         $35.50        $31.625       $ 34.25


         b) The total number of individual shareholders with a security position in the Company as of March 7, 1997 was 1,848.

         c) The Company declared dividends for the two years ended December 31, 1996 as follows:

         QUARTER        1996           1995
         First         $ .275          $ .25
         Second        $ .275          $ .25
         Third         $ .275          $ .25
         Fourth        $ .275          $ .25

    On January 29, 1997, the Board of Directors of the Company announced a quarterly cash dividend of $ .30 per share of common stock, which is a 9% increase over the previous quarter. The dividend was payable on March 5, 1997, to stockholders of record at the close of business on February 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            1996           1995           1994           1993           1992
                                           ------         ------         ------         ------         ------
FOR THE YEAR: (A)
    Operating Revenues
         Telephone                        $31,887        $30,209        $26,869        $24,547        $24,876
         Computer                           9,573         10,405          7,846          8,442          8,953
         Equipment                         18,600         14,502         15,430         14,471         15,565
         Telecommunications
         Product Development                6,502          7,731          8,063          5,081          7,241
                                          -------        -------        -------        -------        -------
         Total Operating Revenue          $66,562        $62,847        $58,208        $52,541        $56,635

    Net Income                            $10,419        $ 9,900        $ 9,147        $ 8,341        $ 7,887

PER SHARE:

    Earnings Per Share                    $  2.09        $  1.93        $  1.78        $  1.62        $  1.54
    Dividends Per Share                   $  1.10        $  1.00        $  0.87        $  0.84        $  0.80
    Book Value Per Share                  $ 10.99        $ 11.28        $ 10.31        $  9.49        $  8.68

AT YEAR END:

    Total Assets                          $71,263        $73,937        $67,780        $62,618        $63,382
    Shareholders' Equity                  $52,627        $57,907        $52,842        $48,824        $44,601
    Long-term Debt                        $   877        $ 1,087        $ 1,295        $ 1,524        $ 4,920
    Equity Ratio                            98.4%          98.2%          97.6%          97.0%          90.1%

OTHER DATA:

    Employees                                 412            438            425            405            435
    Return on Average Equity                18.9%          17.9%          18.0%          17.9%          18.5%
    Capital Expenditures                  $10,100        $ 6,021        $ 6,204        $ 5,476        $ 4,876
    Telephone Plant                       $78,132        $71,259        $66,314        $58,149        $52,803
    Access Lines Served                    44,583         42,954         41,326         38,519         37,319
    Shares Outstanding                  4,790,229      5,134,021      5,124,291      5,143,829      5,136,756


(A) The acquisitions of Amana Colonies Telephone Company in 1994 has contributed to the Company's revenue growth for years after 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is a diversified communications holding company, with four main business segments, encompassing eight operating companies. The Telephone Segment provides service to its franchised territories in south central Minnesota and east central Iowa. The Billing and Data Services Segment provides data processing service to independent telephone companies and national long distance service providers. The Equipment Sales Segment sells and services telecommunication equipment in Minneapolis/St. Paul and in southern Minnesota. The Telecommunications Product Development Segment designs, assembles and distributes unique telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim from its facility in Texas.

OVERVIEW OF OPERATIONS

    In 1996, the Company's consolidated net income increased to $10,419,000, up from $9,900,000 in 1995 and $9,147,000 in 1994. This represents an increase of 5.2% in 1996 compared to an increase of 8.2% in 1995. Declines in revenue in two of the Company's non-telephone Segments prevented 1996 from increasing net income to the extent of 1995. Earnings per share (EPS) in 1996 increased to $2.09, up from $1.93 in 1995 and $1.78 in 1994, reflecting an increase of 8.3% in 1996 compared to an increase of 8.4% in 1995. The combined impact of the net income increase for 1996 and a reduction of 147,464 average shares outstanding caused primarily by the Company's share repurchase program, made the EPS increase in 1996 comparable to 1995.

    Total operating revenues for 1996 increased to $66,562,000, up from $62,847,000 in 1995 and $58,208,000 in 1994. This represents an increase of 5.9%
in 1996 compared to an increase of 8.0% in 1995. The Company's core Telephone Segment revenues increased 5.6% in 1996, while the three non-telephone Segments combined for 6.2% revenue growth in 1996. Total costs and expenses other than depreciation and amortization were $42,931,000 in 1996, up from $39,880,000 in 1995 and $37,072,000 in 1994. This represents an increase of 7.7% in 1996 compared to an increase of 7.6% in 1995.

    A measure of the Company's pre-tax operating cash flow is EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). EBITDA increased to $24,286,000 in 1996, up from $23,891,000 in 1995 and $21,437,000 in 1994. This represents an increase of 1.7% in 1996 compared to an increase of 11.4% in 1995. The Company's EBITDA increase would have been 8.1% in 1996 if it had not been for the Telecommunications Product Development Segment's EBITDA decline of $1,539,000. Consolidated operating income after depreciation and amortization increased to $16,773,000 in 1996, up from $15,779,000 in 1995 and $14,506,000 in
1994. This is an increase of 6.3% in 1996 compared to an increase of 8.8% in 1995. Non-cash costs of depreciation and amortization totaled $6,858,000 in 1996, $7,188,000 in 1995 and $6,630,000 in 1994. Amortization expense is declining for the Company since some intangible assets have become fully amortized.

         CONSOLIDATED REVENUES

    The revenues of the Company, after intercompany eliminations, are classified into major service categories in the following table. In 1996, Consolidated Operating Revenues increased $3,715,000 or 5.9%.


         (IN 000S)                                           %                             %
                                            1996           CHANGE         1995           CHANGE         1994
                                            -----          -----          -----          -----          -----
    Telephone Operations                  $31,887           5.6%        $30,209          12.4%        $26,869
    Billing and Data Services               9,573          (8.0%)        10,405          32.6%          7,846
    Equipment Sales                        18,600          28.3%         14,502          (6.0%)        15,430
    Telecommunications
    Product Development                     6,502         (15.9%)         7,731          (4.1%)         8,063
                                          -------         ------        -------          -----        -------
    TOTAL REVENUES                        $66,562           5.9%        $62,847           8.0%        $58,208


         TELEPHONE OPERATIONS
                                                       (In Thousands)
                                             1996           1995           1994
                                             ----           ----           ----
    Revenues Before Eliminations          $32,032        $30,538        $26,987
    Net Operating Income                   15,432         14,648         12,721
    Earnings Before Interest, Taxes
      Depreciation and Amortization
     (EBITDA)                              19,860         19,269         16,864
    Capital Expenditures                    9,536          5,438          5,317

    Telephone revenues represent 48% of 1996 consolidated operating revenues after eliminations. Revenues are earned primarily by providing customers access to the local network, and by providing interexchange access for long-distance network carriers.

    The Telephone Segment also earns revenue through use of its fiber optic transport network, operator services, network tandem switching, directory advertising, cellular communications and direct broadcast satellite television services. The Telephone Segment's consolidated revenues after eliminations have grown 6.2% compounded annually over a five year period from 1991 to 1996.

    Local service revenue increases in the Telephone Segment of 13% for 1996 and 24% for 1995 are significant considering these increases exceeded the growth in access lines served. In 1995, the Telephone Segment was able to achieve considerable growth due to an increase in local rates in January, 1995. In 1996, additional growth resulted from the marketing efforts to sell its custom calling services, CLASS services, Centrex, voice mail and cellular equipment and agent fees. Services to an adjoining US West exchange were converted from long distance to Extended Area Service (EAS) in 1996 which contributed to local service revenue growth. Access line growth was 3.8% in 1996 and 3.9% in 1995. Over a five year period since 1991, total access line growth has been a steady 4.1%, compounded annually.

    Network access revenues were positively affected by the continued growth in access minutes, offset by overall lower rates charged for access service. Customer selection of dedicated trunk lines over the switched access services (i.e. bypass) also caused reductions in volume sensitive elements of network access, while enhancing fixed fee recurring revenues. Access minutes increased by only 1.3% in 1996 compared to 7.8% in 1995, including the minutes acquired in Amana. It would have increased 6.8% in 1995 without considering the impact of the Amana acquisition in 1994. The impact of the 1996 transition to EAS with an adjoining US West exchange was a reduction of volume sensitive network access revenues in 1996.

    Ancillary services to interexchange network carriers include the billing and collection function. Further reductions in 1996 occurred as more of these services were taken back by interexchange carriers and no longer performed by the Telephone Segment. Another ancillary service, directory revenues, increased in 1996 due to new directory sales campaigns and a new publisher. The Telephone Segment experienced significant expansion of its nontraditional lines of business due to the market penetration of its Direct Broadcast Satellite (DBS) television service. The Telephone Sector's net income from its minority interest in Midwest Wireless Communications L.L.C. increased 24% in 1996 due to the cellular company's profitability and the Company's increased ownership percentage.

    The Telephone net operating income for 1996 grew 5.4% and in 1995 it increased 15.1%. This growth corresponds closely with revenue growth in both years.


    BILLING AND DATA SERVICES
                                                   (In Thousands)
                                         1996           1995          1994
                                         ----           ----          ----
Revenues Before Eliminations           $11,769        $12,437        $9,817
Net Operating Income                       658            721           763
Earnings Before Interest, Taxes
 Depreciation and Amortization
 (EBITDA)                                2,597          2,505         2,402
Capital Expenditures                        62            328           668


    Billing and Data Services revenues represent approximately 14% of 1996 consolidated operating revenues after eliminations. Revenues are earned primarily by billing and accounting services to local exchange and municipal customers, and specialized contract services to interexchange network carriers
(IXCs).

    Computer data processing, the core service of this Segment, is a dynamic business of standard programming services, with a base of existing customers, comprised mostly of local telephone companies. However, there is turnover in this base. New customers and services to existing customers are continually being sought to offset the attrition of customers who establish in-house systems.

    Unique telephone industry data processing service to large, international communications companies has become this Segment's largest business. The volume of monthly processing with the IXCs relative to their long-distance business under earlier contracts has declined over the three year reporting period. In 1995, CSI and its national marketing affiliate, NIBI, entered into new contracts with a large IXC which provided for the development and sale of software, as well as consulting and processing services in the new competitive local service market. The fluctuations of revenue in this Segment are more pronounced because of the large size and small quantity of IXC contracts.

    Turnkey sales of small systems are no longer a major portion of this Segment's business. In 1995, NIBI sold two significant software platforms to a large IXC, which initiated a long-term service relationship. CSI is actively seeking more mid-size installations of its turnkey data processing systems into the newly developing, competitive aspects of the telecommunications business. These proposals have very long customer acceptance cycles.

    Consolidated revenues after eliminations for the Billing and Data Services Segment have grown 3% compounded annually over a five year period from 1991 to 1996. Revenues for this Segment were higher in 1995 due to the turnkey software sales to a large IXC, but otherwise have been consistent. Although net operating income has been relatively consistent in 1994 through 1996, the cash operating income from this Segment has increased steadily. This is due to recent reorganizations and employee work force reductions.



    EQUIPMENT SALES
                                                    (In Thousands)
                                         1996            1995          1994
                                         ----            ----          ----
Revenues Before Eliminations           $18,600        $14,502        $15,430
Net Operating Income                     2,022            583            765
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA)                               2,126          1,106          1,296
Capital Expenditures                       204            120             58

    Equipment Sales Segment revenues represent approximately 28% of 1996 consolidated operating revenues after eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems in two geographic markets of metropolitan Minneapolis/St. Paul and southern Minnesota. The Equipment Segment sold the assets of its California division in 1995. The volume of business in the Minneapolis/St. Paul area through Collins Communications Systems Co., was very strong in 1996. Two $1 million contracts have been completed, and Collins' backlog of business remains high going into 1997. The customers in this Segment's market are the business end users of telecommunications service with ongoing service needs. This Segment's products consist of telecommunication platforms such as Nortel, Centigram and Rolm.

    Revenues for 1996 were 28% higher than 1995 due to significant increases in volume of business in everyday operations. The Equipment Sales Segment's consolidated revenues after eliminations have grown 12.3% compounded annually over a five year period from 1991 to 1996. The Equipment Sales Segment produced net operating income which was $1,439,000 higher in 1996. This comparison was affected by operations in California which had a pre-tax loss of $440,000 in 1995.

    TELECOMMUNICATIONS PRODUCT DEVELOPMENT
                                                   (In Thousands)
                                        1996           1995           1994
                                        ----           ----           ----
Revenues Before Eliminations           $6,502         $7,731         $8,063
Net Operating Income (Loss)              (403)         1,129            845
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA)                               (272)         1,267            975
Capital Expenditures                       97            123             88

    Telecommunications Product Development Segment revenues represent approximately 10% of 1996 consolidated operating revenues after eliminations. Revenues are earned by sales of unique business system interface devices through distributors. Digital Techniques, Inc. (DTI) of Allen, Texas, designs, assembles and distributes components for business systems such as Nortel. The customers of this market are national and international distributors of large telecommunications systems and other equipment manufacturers. DTI's products are distributed throughout North America, in the United Kingdom and in the Pacific Rim.

    As a new product developer, DTI made deliberate steps to change its product mix in 1995 and in 1996. In 1994, DTI experienced an extraordinary demand for its products through Original Equipment Manufacturing (OEM) contracts and royalty agreements. In 1995, DTI experienced a 29% growth in sales of its standard products while it experienced a 53% decrease in OEM sales. DTI's standard products earn a higher gross margin than OEM sales. Thus while operating revenue went down 4% in 1995, gross margin increased 11%. This margin increase and expense controls resulted in an increase in net operating income of 34% in 1995. In 1996, DTI made a commitment to growth in its standard product line and to its national distributor network market strategy. Expenses and cost of sales in this Segment increased as infrastructure was established for the anticipated increase in business in 1996. Technical problems developed with DTI's new key system call routing product and its release was delayed until late in 1996. In addition, a primary customer of DTI's 911 call system suspended orders for a portion of 1996 and then renewed late in 1996. The result was a decline in operating revenues in 1996 when DTI was preparing for growth in business. As a result, net operating income declined $1,532,000 in 1996. The prospects for DTI's products look promising, and it is developing closer working relationships with its primary vendor, Nortel. DTI's consolidated revenues after eliminations have grown 11.1% compounded annually over a five year period from 1991 to 1996. As DTI enters 1997, it will renew its balance of OEM business to complement the new standard products it is launching.


TOTAL COSTS AND EXPENSES

    Total consolidated costs and expenses of $49,789,000 increased 5.8% in 1996, coinciding with the 5.9% increase in operating revenues. Consolidated costs and expenses other than depreciation and amortization were $42,931,000 in 1996, compared with $39,880,000 in 1995, an increase of 7.7%. The margin from operations is lower in 1996 because of the decline in profitability of the Telecommunications Product Development Segment, and the fact that the Equipment Sales Segment's growth was based on new installations at lower margins. Collins should return to historic margin levels in 1997 and DTI is expected to show improvement as well.

OTHER INCOME AND INTEREST EXPENSE

    Other income (primarily interest and equity in partnership income) was lower than 1995 due to reduced balances of cash and temporary cash investments. Cash was used in 1996 for the purchase of Company common stock under its share repurchase program. Included in other income is the Company's equity interest in Midwest Wireless Communications LLC.

REVIEW OF CASH FLOW ACTIVITY

    The Company's net working capital of $6,279,000 at December 31, 1996, is a decrease of $10,714,000 from 1995. The Company and its subsidiaries operate in capital intensive businesses. Additions to Property, Plant and Equipment are the Company's largest investing activity, using $19,601,000 of cash in the three years ended 1996.

    The Company used $10,786,000 to purchase outstanding shares of its common stock in 1996 as part of its publicly announced share acquisition program. As a result of this program, the Company has been able to more fully utilize its available cash while creating increased value for its current shareholders. The Company's primary source of working capital has been its operations, primarily the Telephone Segment. In 1994, the Company acquired the assets of the Amana Colonies Telephone Company in east-central Iowa for $6.5 million in cash, and it was paid from internal Company funding. The Company's 1996 current ratio of 1.54 to 1, its annual EBITDA in excess of $24 million, and its proven access to debt markets continues to provide financial support for its operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's reinvested growth in equity has come about while increasing dividends to shareholders from $2,251,000 in 1986 to $5,481,000 in 1996, a 9.3% compound annual growth rate over 10 years. The Company has announced a dividend increase of 9.1% for 1997. This increase is not expected to affect the liquidity of the Company. Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and sustain its historical dividend, debt service and equipment addition levels.

    The Telephone Segment capital expenditures of approximately $9.5 million for 1996 and the anticipated program of approximately $12 million for 1997 are higher than usual because of building construction in 1996 and the acquisition from US West in 1997. The Company utilized approximately $10.8 million to repurchase shares of its common stock in 1996 under its publicly announced share repurchase program. The Company has a $10 million bank line-of-credit arrangement to utilize for short term needs of cash. As of December 31, 1996, there were no outstanding borrowings under this arrangement.

    The Company has entered into agreements to purchase the assets of eleven rural telephone exchanges in the State of Iowa from U S WEST Communications, Inc. ("US WEST") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The acquisitions will be structured as a purchase of telephone assets from US WEST. The purchase has been approved by all required regulatory bodies. The transaction is scheduled to close in April, 1997. The acquisition will be funded by new long-term debt instruments, which the Company has secured commitments from institutional sources in a private placement. The financing transaction for this US West acquisition will close in April, 1997. Seven institutional investors have pledged a total of $40 million in senior unsecured notes with final maturity in 15 years and principal payments starting in the fifth year. The interest rate will be fixed at 7.11%.

    The Company is in a position to be able to borrow from institutional sources on an unsecured basis or from banks on a secured or unsecured basis because of its high level of cash flow. This condition will still exist even after the higher levels of debt the Company will incur in 1997 for the acquisition from US West.

REGULATORY

    The Company's largest telephone subsidiary, Mankato Citizens Telephone Company (MCTC), increased local rates, effective January 1, 1995, adding approximately $600,000 in 1995. The Minnesota Department of Public Service has the authority to investigate rates and profits of telephone companies in Minnesota. The Minnesota state telephone industry mobilized efforts to change the regulatory legislation in Minnesota in 1995. The initiative changed the law so that companies with less than 50,000 customers have their prices regulated instead of their profits. The Company's Minnesota telephone subsidiaries fall under this reduced level of regulation. In 1994, all LECs in Minnesota agreed on a three-year intrastate access charge limitation on their composite access rates. The Company's two Minnesota telephone subsidiaries are incurring declines in access revenue resulting from this limitation. In 1995, the subsidiaries received approval to offer Custom Local Area Signaling Services (CLASS) in Mankato and surrounding exchanges. The subsidiaries were the first to test the services and helped the Minnesota Public Utilities Commission develop safeguards for these Caller I.D. Services. In the state of Iowa, the Company's operations fall below the 15,000 access line minimum level for regulation. No regulatory matters in Iowa affect the Company's Iowa telephone subsidiary operations.

    In 1996, the Company filed and received state regulatory approval for its purchase of the assets of eleven rural telephone exchanges in the state of Iowa from US West Communications, Inc. State approvals were obtained in Iowa, Minnesota and South Dakota due to customer location. Approval of this transfer has been received from the Federal Communications Commission in February 1997. The Company expects to receive transfer of ownership of this property in April 1997.

    In February 1996, federal telecommunications reform legislation was signed into law addressing competitive and regulatory issues in local and long distance telephone, cable television and information services industries. The Telecom Act overhauls years of telecommunications law and the restrictions of the 1984 antitrust consent decree. The law replaces government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. It removes many of the barriers to competition between segments of the industry, enabling companies to compete in voice, video and information service markets. The new law sets guidelines to open the local exchange market, preserve universal service objectives, and allow for more competition in the cable television and long distance telephone markets. The FCC continues to refine and determine exactly how competition is introduced to the local service market. It must determine wholesale prices for the reselling of local service, methods for unbundling the local network and the establishment of interconnection rules. In addition to requiring the FCC to preside over the provisions of the Telecom Act, Congress granted state PUCs the authority to oversee LEC operations and play a role in this deregulation. It is possible that FCC rulings will preempt state regulation of LECs. The FCC has suggested that it will largely preempt state regulators and establish national rules for opening up local telephone service to competition. This will ensure a uniform national policy is implemented, advancing rapid deployment of technologies. Although it is too early to witness notable changes in both local and long distance industries, the Telecom Act is certain to result in a much more competitive environment for all telecommunications companies. Management of the Company expects to see continued movement toward a fully competitive telecommunications marketplace. The Telephone Segment's ability to compete is dependent on its commitment to quality service in selected markets. Recent FCC decisions appear to have opened the doors to larger telecommunications markets. Management believes there to be more opportunities than threats from these sweeping changes.

COMPETITION

    Regulatory, legislative and judicial decisions, new technologies and the convergence of other industries with the telecommunications industry are providing the framework for competition in the telecommunications industry. The Telecom Act opened up the local network to competition, and requires all incumbent LECs to take steps making it feasible for new entrants to compete. It also removes restrictions prohibiting electric utilities from providing telecommunications services. Competition is less likely to be a factor in rural areas because population densities are much lower and rural LECs such as the Company's telephone subsidiaries are very advanced in terms of digital switching, fiber optic networks and advanced services. The Telephone Segment has already began to respond with active programs to market products and engineer their infrastructure to be an active participant in the new environment. The Company is evaluating future avenues of growth including developing competitive local exchange company operations in areas where the Company's telephone subsidiaries are not the incumbents. Industry analysts agree that the FCC's order and interpretations create a more favorable scenario for new entrants than for incumbent LECs. The Company has unique advantages in its existing host switching network, its customer service systems, its existing account relationships, its billing and data management expertise, and its experience in telephone system engineering and interconnection negotiation. The Company's endeavors in this newly-competitive market will complement its existing business. The Company operates businesses in several different markets. Each experiences fluctuations in revenues and operating earnings. The Company monitors technological changes as well as the competitive and regulatory environment of the telecommunications business, and develops strategies to address these changes. The Company evaluates the way it conducts business in order to further improve customer responsiveness and quality. Also, the Company evaluates productivity improvement programs that could involve retraining of employees, re-engineering of systems, restructure of its resource levels and operating costs.

ACCOUNTING PRONOUNCEMENTS

    Financial Accounting Standard No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", is effective for calendar year 1996. This standard requires the Company to evaluate in certain circumstances whether an asset's book value exceeds its expected future undiscounted cash flows. This standard has not had an impact on the Company's financial statements.

    Financial Accounting Standard No. 123, "Stock-Based Compensation", is effective for calendar year 1996. The Company has adopted the pro forma disclosure method and continues to record compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees."

BUSINESS OUTLOOK

    The Company operates businesses in several different markets. Management reacts to the competitive market forces of its businesses which have fluctuations in revenues and operating earnings as the result of volume, timing and terms of many individual contracts. The Company monitors the technological changes and competitive and regulatory environment of the telecommunications business and develops strategies to address these changes in ways unique to the telecommunications business.

    The Company has consistently maintained high EBITDA margins by running its telephone operations efficiently while prudently diversifying into other profitable niches in telecommunications. The diversification into non-telephone Segments provides greater opportunities for dynamic internal growth, and offers the Company unique service capabilities to utilize in competitive expansions within the Telephone Segment. The diversification of the Company reduces the dependence of the Company on any one market, business, economy or regulatory environment. In order to achieve the Company's continuous growth objectives, it will rely on the maturation of the business plans for its existing four segments, the start-up of competitive operations in the telephone local exchange business, and continued research of the many telephone industry acquisition candidates for those that are strategic to the Company in profitability terms.

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as other sections of this Annual Report, contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by Company management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                 FINANCIAL STATEMENTS
                                  TABLE OF CONTENTS


    DESCRIPTION                                                           PAGE

    Independent Auditor's Report                                          II-13

    Consolidated Balance Sheet                                            II-14

    Consolidated Statement of Income                                      II-15

    Consolidated Statement of Shareholders' Equity                        II-16

    Consolidated Statement of Cash Flows                                  II-17

    Business Segment Data                                                 II-18

    Notes to Consolidated Financial Statements                            II-19

                             INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Hickory Tech Corporation

We have audited the consolidated balance sheet of Hickory Tech Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hickory Tech Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                              /s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
January 31, 1997

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                  AS OF DECEMBER 31

(DOLLARS IN THOUSANDS)
                                        ASSETS


                                                                               1996           1995
                                                                              ------         ------
CURRENT ASSETS:
    Cash and Cash Equivalents                                                $ 2,954        $ 4,517
    Temporary Cash Investments                                                     -          7,176
    Receivables, Net of Allowance for Doubtful Accounts of $114 and $167      10,782          9,381
    Inventories                                                                2,859          2,846
    Deferred Tax Benefit and Other                                             1,372            985
                                                                             -------        -------

    TOTAL CURRENT ASSETS                                                      17,967         24,905

INVESTMENTS                                                                    2,980          2,714

NET PROPERTY, PLANT AND EQUIPMENT                                             40,873         36,088

OTHER ASSETS:
    Intangible Assets                                                          8,735          9,457
    Notes Receivable                                                             230            340
    Miscellaneous                                                                478            433
                                                                             -------        -------
    TOTAL OTHER ASSETS                                                         9,443         10,230

TOTAL ASSETS                                                                 $71,263        $73,937
                                                                             -------        -------
                                                                             -------        -------



                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                         $ 8,674        $ 5,568
    Accrued Taxes                                                                722            459
    Advanced Billings and Deposits                                             2,080          1,679
    Current Maturities of Long-Term Debt                                         212            206
                                                                             -------        -------
    TOTAL CURRENT LIABILITIES                                                 11,688          7,912

LONG-TERM DEBT, Net of Current Maturities                                        877          1,087

DEFERRED CREDITS:
    Investment Tax Credits                                                       153            233
    Income Taxes                                                               2,768          3,735
    Compensation, Benefits and Other                                           3,150          3,063
                                                                             -------        -------
    TOTAL DEFERRED CREDITS                                                     6,071          7,031

SHAREHOLDERS' EQUITY:
    Common Stock                                                                 479          2,294
    Additional Paid-In Capital                                                 1,778              -
    Retained Earnings                                                         50,370         55,613
                                                                             -------        -------
    TOTAL SHAREHOLDERS' EQUITY                                                52,627         57,907


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $71,263        $73,937
                                                                             -------        -------
                                                                             -------        -------


The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                               YEARS ENDED DECEMBER 31



(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     1996               1995                 1994
                                                    ------             ------               ------
OPERATING REVENUES:
    Telephone                                    $   31,887          $   30,209          $   26,869
    Billing and Data Services                         9,573              10,405               7,846
    Equipment Sales                                  18,600              14,502              15,430
    Telecommunications Product Development            6,502               7,731               8,063
                                                 ----------          ----------          ----------

    TOTAL OPERATING REVENUES                         66,562              62,847              58,208

COSTS AND EXPENSES:
    Cost of Sales                                    15,792              13,830              14,406
    Operating Expenses                               27,139              26,050              22,666
    Depreciation                                      5,055               5,291               4,985
    Amortization of Intangibles                       1,803               1,897               1,645
                                                 ----------          ----------          ----------

    TOTAL COSTS AND EXPENSES                         49,789              47,068              43,702

OPERATING INCOME                                     16,773              15,779              14,506

OTHER INCOME                                            655                 924                 301
INTEREST EXPENSE                                        143                  77                 102
                                                 ----------          ----------          ----------


INCOME BEFORE INCOME TAXES                           17,285              16,626              14,705

INCOME TAXES                                          6,866               6,726               5,558
                                                 ----------          ----------          ----------


NET INCOME                                       $   10,419          $    9,900          $    9,147
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


EARNINGS PER SHARE                               $     2.09          $     1.93          $     1.78
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


DIVIDENDS PER SHARE                              $     1.10          $     1.00          $      .87
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        4,980,006           5,127,470           5,128,147
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------



The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                         Common Stock            Additional                     Total
                                                   ----------------------         Paid-In       Retained     Shareholders'
(DOLLARS IN THOUSANDS)                             Shares          Amount         Capital       Earnings        Equity
                                                   ------          ------         -------       --------     -------------
BALANCE AT DECEMBER 31, 1993                      5,143,829       $  2,671        $     -       $ 46,153       $ 48,824

Employee Stock Purchase Plan                          8,181            231                                          231
Director Stock Purchase Plan                          1,281             42                                           42
Retirement of Stock                                 (29,000)          (942)                                        (942)
Net Income                                                                                         9,147          9,147
Dividends Paid                                                                                    (4,460)        (4,460)
                                                  ---------       --------         ------       --------       --------

BALANCE AT DECEMBER 31, 1994                      5,124,291          2,002              -         50,840         52,842

Employee Stock Purchase Plan                          8,205            242                                          242
Director Stock Purchase Plan                          1,525             50                                           50
Net Income                                                                                         9,900          9,900
Dividends Paid                                                                                    (5,127)        (5,127)
                                                  ---------       --------         ------       --------       --------


BALANCE AT DECEMBER 31, 1995                      5,134,021          2,294              -         55,613         57,907

Declaration of Common Stock Stated Value                            (1,429)         1,429              -
Stock Issued to Complete Prior Acquisition            6,757              1            196                           197
Long-Term Incentive Plan                              3,152             93                                           93
Employee Stock Purchase Plan                         11,094              1            235                           236
Director Stock Purchase Plan                          1,571             13             29                            42
Retirement of Stock                                (366,366)          (494)          (111)       (10,181)       (10,786)
Net Income                                                                                        10,419         10,419
Dividends Paid                                                                                    (5,481)        (5,481)
                                                  ---------       --------         ------       --------       --------

BALANCE AT DECEMBER 31, 1996                      4,790,229       $    479        $ 1,778       $ 50,370       $ 52,627
                                                  ---------       --------         ------       --------       --------
                                                  ---------       --------         ------       --------       --------



The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)


                                                                          1996                1995                1994
                                                                         ------              ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                        $  10,419            $  9,900            $  9,147
    Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Depreciation and Amortization                                       7,076               7,401               6,800
      Loss Resulting from Disposition of Assets                               -                 415                   -
      Provision for Losses on Notes Receivable and Investments              260                 324                   -
      Equity in Partnership Income                                         (503)               (597)               (273)
                                                                      ---------            --------            --------
    Cash Provided From Operations Before Changes
     in Assets and Liabilities                                           17,252              17,443              15,674
      Changes in Assets and Liabilities Net of
       Effects of Acquisitions and Dispositions:
     (Increase) Decrease in:
      Receivables                                                        (1,401)             (2,123)                663
      Inventories                                                           (13)                  1                (618)
     Increase (Decrease) in:
      Accounts Payable and Accrued Taxes                                    551               1,272                 483
      Advanced Billings and Deposits                                        401                 384                  76
      Deferred Income Taxes and Investment Tax Credits                   (1,339)               (676)               (786)
     Other                                                                  (53)              1,043                 577
                                                                      ---------            --------            --------
     Net Cash Provided by Operating Activities                           15,398              17,344              16,069
                                                                      ---------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property, Plant and Equipment                           (7,282)             (5,945)             (6,374)
    Increase in Notes Receivable and Investments                           (113)                (68)               (341)
    Redemption of Investments                                               200                 275                 127
    Change in Temporary Cash Investments                                  7,176              (5,289)               (186)
    Purchase of Intangible Assets                                        (1,081)             (1,114)             (1,346)
    Acquisitions, Net of Cash Acquired                                        -                   -              (6,500)
    Other                                                                    42                  67                (189)
                                                                      ---------            --------            --------
    Net Cash Used in Investing Activities                                (1,058)            (12,074)            (14,809)
                                                                      ---------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Debt                                            -                   -                 763
    Repayments of Debt                                                     (204)               (983)               (307)
    Proceeds from Issuance of Common Stock                                  568                 292                 273
    Retirement of Common Stock                                          (10,786)                  -                (942)
    Dividends Paid                                                       (5,481)             (5,127)             (4,460)
                                                                      ---------            --------            --------
     Net Cash Used in Financing Activities                              (15,903)             (5,818)             (4,673)
                                                                      ---------            --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,563)               (548)             (3,413)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            4,517               5,065               8,478
                                                                      ---------            --------            --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   2,954            $  4,517            $  5,065
                                                                      ---------            --------            --------
                                                                      ---------            --------            --------
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                            $     143            $    134            $    103
    Cash Paid for Income Taxes                                        $   8,203            $  7,240            $  5,229



The accompanying notes are an integral part of the consolidated financial statements.

                               HICKORY TECH CORPORATION
                                BUSINESS SEGMENT DATA
                               YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)


                                                              1996                 1995                1994
                                                              ----                 ----                ----
IDENTIFIABLE ASSETS:
    Telephone                                                $ 51,020            $ 49,435            $ 46,967
    Billing and Data Services                                   4,964               7,725               6,856
    Equipment Sales                                             8,079               6,089               6,694
    Telecommunications Product Development                      4,180               3,417               3,634
    Corporate                                                   3,020               7,271               3,629
                                                             --------            --------            --------
    Total Assets                                             $ 71,263            $ 73,937            $ 67,780
                                                             --------            --------            --------
                                                             --------            --------            --------

REVENUES BEFORE INTERSEGMENT ELIMINATION:
    Telephone                                                $ 32,032            $ 30,538            $ 26,987
    Billing and Data Services                                  11,769              12,437               9,817
    Equipment Sales                                            18,600              14,503              15,430
    Telecommunications Product Development                      6,502               7,731               8,063
    Intersegment Elimination                                   (2,341)             (2,362)             (2,089)
                                                             --------            --------            --------
    Total Revenues                                           $ 66,562            $ 62,847            $ 58,208
                                                             --------            --------            --------
                                                             --------            --------            --------

INTERSEGMENT REVENUES:
    Telephone                                                $    145            $    330            $    118
    Billing and Data Services                                   2,196               2,032               1,971
                                                             --------            --------            --------
    Total Intersegment Revenues                              $  2,341            $  2,362            $  2,089
                                                             --------            --------            --------
                                                             --------            --------            --------

OPERATING INCOME:
    Telephone                                                $ 15,432            $ 14,648            $ 12,721
    Billing and Data Services                                     658                 721                 763
    Equipment Sales                                             2,022                 583                 765
    Telecommunications Product Development                       (403)              1,129                 845
    Corporate                                                    (936)             (1,302)               (588)
                                                             --------            --------            --------
    Total Operating Income                                   $ 16,773            $ 15,779            $ 14,506
                                                             --------            --------            --------
                                                             --------            --------            --------

DEPRECIATION AND AMORTIZATION:
    Telephone                                                $  4,571            $  4,621            $  4,143
    Billing and Data Services                                   1,939               1,784               1,639
    Equipment Sales                                               104                 523                 531
    Telecommunications Product Development                        131                 138                 130
    Corporate                                                     113                 122                 187
                                                             --------            --------            --------
    Total Depreciation and Amortization                      $  6,858            $  7,188            $  6,630
                                                             --------            --------            --------
                                                             --------            --------            --------

CAPITAL EXPENDITURES:
    Telephone                                                $  9,536            $  5,438            $  5,317
    Billing and Data Services                                      62                 328                 668
    Equipment Sales                                               204                 120                  58
    Telecommunications Product Development                         97                 123                  88
    Corporate                                                     201                  12                  73
                                                             --------            --------            --------
    Total Capital Expenditures                               $ 10,100            $  6,021            $  6,204
                                                             --------            --------            --------
                                                             --------            --------            --------


                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES
The accounting policies of Hickory Tech Corporation are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." A significant example includes the amount charged as depreciation expense, which reflects estimated lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises.

BASIS OF CONSOLIDATION
The consolidated financial statements of the Company include Hickory Tech Corporation, its subsidiaries, and majority-owned partnerships. Investments in 20% to 50% owned entities and all unconsolidated partnerships are accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements.

FINANCIAL STATEMENT PRESENTATION
Telephone revenues are derived from charges for network access to the Company's local exchange network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. Revenue in the Equipment Sales Segment earned on major installation and change contracts is recognized using the percentage of completion method.

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

PROPERTY AND DEPRECIATION
Property, plant and equipment are recorded at original cost of acquisition or construction. When telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and no gains or losses are recorded.

The components of Net Property, Plant and Equipment are summarized as follows:

    (Dollars in Thousands)             1996                1995
                                       ----                ----
Telephone Plant                      $78,132             $71,259
Other Property and Equipment           9,464               9,336
                                     -------             -------
Total                                 87,596              80,595
Less Accumulated Depreciation         46,723              44,507
                                     -------             -------
Net Property, Plant and Equipment    $40,873             $36,088

                                     -------             -------
                                     -------             -------

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on depreciable telephone plant for the three years ended December 31, 1996, were 6.1%, 6.6%, and 6.6%. Other equipment is depreciated over estimated useful lives of three to fifteen years, and the associated building is depreciated over its estimated useful life of thirty-five years.

CASH INVESTMENTS
Cash and cash equivalents include general funds and short-term investments with original maturities of three months or less. Investments with original maturities of three months to twelve months are classified as temporary cash investments.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS
Other investments are carried at lower of cost or net realizable value.

INVENTORIES
Inventories are stated at the lower of average cost or market and consist of the following:

    (Dollars in Thousands)         1996           1995
                                   ----           ----
Finished Goods                    $  211         $  344
Work in Process                      156            142
Materials and Supplies             2,492          2,360
                                  ------         ------
Total                             $2,859         $2,846
                                  ------         ------
                                  ------         ------


INCOME TAXES
The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For financial statement purposes, deferred investment tax credits and excess deferred income taxes relating to depreciation of regulated assets are being amortized as a reduction of the provision for income taxes over the estimated useful or remaining lives of the related property, plant and equipment.

INTANGIBLE ASSETS
Intangible assets are shown net of accumulated amortization of $4,213,000 and $2,433,000. The excess of cost over fair value of net assets acquired relating to acquisitions is being amortized over forty years. As of December 31, 1996 and 1995, amortized excess costs over fair value of assets acquired were $6,409,000 and $5,565,000 respectively. Contract rights and covenants not to compete associated with acquisitions are being amortized over three to twenty years.

Capitalized software costs consist of costs to develop software internally for the Company's Billing and Data Services Segment. Capitalization of internally developed software begins upon the establishment of technological feasibility and continues until the product becomes available for general release to customers. Unamortized software costs at December 31, 1996 and 1995 were $492,000 and $1,991,000, respectively, and are included in Intangible Assets in the Consolidated Balance Sheets. Amortization expenses related to capitalized software costs were $1,500,000 in 1996, $1,193,000 in 1995, and $1,032,000 in
1994. Capitalized costs are amortized on a product-by-product basis over the remaining estimated economic life of the product.

EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares of common stock outstanding during the year. The effect of the common stock equivalents (common stock options) is insignificant.

NOTE 2 - ACQUISITIONS
In 1994 the Company purchased the telephone exchange assets of Amana Society, Inc. in Amana, Iowa for $6,500,000. The acquisition was accounted for as a purchase and, accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. The purchase price exceeded the fair value of the assets by $4,400,000.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BUSINESS SEGMENTS
The Company's operations are conducted in four business segments. The Telephone Segment provides telephone services to Mankato and adjacent areas of Blue Earth and Nicollet counties in southern Minnesota and to the Amana Colonies in east central Iowa. The Telephone Segment also operates fiber optic cable transport facilities in southern Minnesota, participates in a cellular company, and operates direct broadcast satellite television service, all in southern Minnesota. The Billing and Data Services Segment provides data processing and related services primarily to telecommunications companies. Its customers are local exchange telephone companies and interexchange network carriers with operations across the country. The Equipment Sales Segment sells, installs and services communications equipment in the retail market. It has many ongoing business contracts with large business customers in Minneapolis/St. Paul and southern Minnesota. The Telecommunications Product Development Segment designs, manufactures and distributes communications equipment through, primarily, large distributors across the country. Refer to page II - 18 for a schedule of business segment information.

NOTE 4 - FINANCIAL  INSTRUMENTS AND INVESTMENT SECURITIES
The carrying value of cash and temporary cash investments approximates their fair value due to the short maturity of the instruments. Investments include investments accounted for using the equity method of accounting and investments which do not have a readily determinable fair market value. The fair value of the Company's long-term debt, after deducting current maturities, is estimated to be $775,000 at December 31, 1996 and $924,000 at December 31, 1995, compared to carrying values of $877,000 and $1,087,000 respectively. The fair value estimates are based on the overall weighted rates and maturity compared to rates and terms currently available in the long-term financing markets.

NOTE 5 - COMMON STOCK
The Company's common stock has no par value. There are 25,000,000 shares authorized.

On April 1, 1996, a stated value of $0.10 per share was established for the common stock which resulted in a reclassification of $1,429,000 from common stock to additional paid-in capital.

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price at which the shares can be purchased is 85% of the fair market value for such shares on the lesser of two specified dates in each plan year. There were 300,000 common shares reserved for this plan. At December 31, 1996, employees had subscribed to purchase approximately 8,000 shares in the current plan year ended August 31, 1997.

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on a specified date in each quarter. There were 100,000 common shares reserved for this plan.

A long-term incentive award plan for officers provides for the granting of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans.

The plan includes stock performance awards based on Company growth in pre-tax net income. In 1996, the first stock performance awards were distributed under the plan, amounting to 3,152 shares reflecting compensation expense of $93,000.

If the Company had elected to recognize compensation cost for the stock options granted based on the fair value at the grant dates using the Black-Scholes option-pricing model, net income would have decreased by $55,000 in 1996 and $37,000 in 1995.

Options may be exercised no later than ten years after the date of grant. All shares available for grant in any year which are not granted under the plan shall be available for grant in subsequent years. There were 250,000 common shares reserved for this plan.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options activity of the plan is as follows:

                                             Number of          Option
                                                SHARES          PRICES
                                            ----------          ------
Options Outstanding at December 31, 1993         7,899          $30.75
Granted in 1994                                  7,534          $33.75
Granted in 1995                                  6,645         $31.625
Expired in 1995                                 (3,350)  $30.75-$33.75
Granted in 1996                                 11,000         $28.125
                                            ----------
Options Outstanding at December 31, 1996        29,728  $28.125-$33.75
                                            ----------
                                            ----------

Options Exercisable at December 31, 1996        12,329   $30.75-$33.75
                                            ----------
                                            ----------

NOTE 6 - DEBT
Long-term debt consists of the following:

    (Dollars in Thousands)                    1996          1995
                                              ----          ----
Notes Payable to Rural Utilities
 Service, 2%  Due November 2003              $  935        $1,119
Notes Payable to Rural Telephone Bank,
 4%  Due April 2007                             154           174
                                             ------        ------
 Total                                        1,089         1,293
Less Current Maturities                         212           206
                                             ------        ------
Long-Term Debt                               $  887        $1,087
                                             ------        ------
                                             ------        ------

The collateral for the notes payable to the Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) is exclusively the property, plant and equipment of Mid-Communications, Inc.

Annual requirements for principal payments for the four years subsequent to 1997 are as follows: 1998 - $217,100; 1999 - $222,900; 2000 - $229,800 and 2001 -
$237,700.

In July, 1996, the Company secured a $10 million line of credit arrangement with a local bank. This line of credit will be used for general corporate purposes including interim financing for acquisitions. The line of credit provides for borrowing at a variable annual rate of LIBOR plus 1.5%. There are no material compensating balances or commitment fee requirements under this arrangement.


NOTE 7 - EMPLOYEE RETIREMENT BENEFITS
Employees who meet certain service requirements are covered under a defined contribution retirement savings plan which include IRS Section 401(k) provisions. The Company contributes up to 6.0% of the employees' basic compensation, based on the employees' voluntary contribution. In 1995, the Company added an employee profit sharing provision to the plan. The provision is for all employees who are eligible to participate in the employee retirement savings plan and are not covered by other types of incentive pay plans. Under this provision, the Company will contribute up to 2.0% of the eligible employee group total base compensation into retirement savings plan accounts if specific earnings targets are achieved. The offering of this provision is contingent upon annual Board of Directors' approval. The Company contributions and costs for the total retirement savings plan were $751,000 in 1996, $774,000 in 1995 and $446,000 in 1994.

In addition to providing retirement savings benefits, the Company provides postretirement health care and life insurance benefits for certain employees. The Company is not currently funding these benefits.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic postretirement benefit expense was $249,000 in 1996, $334,000 in 1995 and $290,000 in 1994. Accrued postretirement benefit cost was $839,000 as of December 31, 1996 and $686,000 as of December 31, 1995. The unrecognized transition obligation is being amortized over 20 years. The unrecognized liability as of December 31, 1996 is $960,000 and was $1,020,000 as of December 31, 1995.

The health care cost trend rates used in determining the accumulated postretirement benefit obligations were 10% reducing to 6% in year 10 and later for December 31, 1996 and 15% reducing to 6% in year 10 and later for the obligations on December 31, 1995.

Assumptions used to develop net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations:

Weighted average discount rate:                       8.00%
Weighted average long-term rate of return on
 plan assets:                                         5.00%

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES
The income tax provisions include the following components:


     (Dollars in Thousands)                                                    1996                1995                1994

Current Income Taxes:
 Federal                                                                      $6,394              $5,769              $4,897
 State                                                                         1,811               1,633               1,447
Deferred Income Taxes:
 Federal                                                                        (976)               (446)               (498)
 State                                                                          (284)               (126)               (167)
Investment Tax Credit:
 Amortized                                                                       (79)               (104)               (121)
                                                                              ------              ------              ------

Total Income Tax Expense                                                      $6,866              $6,726              $5,558
                                                                              ------              ------              ------
                                                                              ------              ------              ------

Deferred tax liabilities and assets are comprised of the following:

 (Dollars in Thousands)                                                        1996                1995
                                                                              ------              ------

Tax Liabilities Associated with:
 Depreciation and Fixed Assets                                                $3,540              $3,650
 Intangible Assets                                                               469                 990
 Investments                                                                     174                  64
 Other                                                                            23                   -
                                                                              ------              ------
  Gross Deferred Tax Liability                                                 4,206               4,704
                                                                              ------              ------


Tax Assets Associated with:
 Deferred Benefit Plans                                                        1,085                 845
 Receivables and Inventory                                                       360                 209
 Accrued Liabilities                                                             577                 412
 Investments                                                                     290                 101
 Other                                                                            40                  23
                                                                              ------              ------
  Gross Deferred Tax Assets                                                    2,352               1,590
                                                                              ------              ------
Net Deferred Tax Liability                                                     1,854               3,114
Net Current Deferred Tax Asset                                                   914                 621
                                                                              ------              ------
 Net Non-Current Deferred
  Tax Liability                                                               $2,768              $3,735
                                                                              ------              ------
                                                                              ------              ------

The differences which cause the effective tax rate to vary from the statutory federal income rates are as follows:

                                                                                1996                1995                1994
                                                                              ------              ------              ------

Statutory Tax Rate                                                             35.0%               35.0%               35.0%
Effect of:
 State Income Taxes Net of
  Federal Tax Benefit                                                            5.8                 5.9                 5.6
 Amortization of Investment
  Tax Credit                                                                    (0.5)               (0.6)               (0.8)
 Prior Year Tax Adjustment                                                         -                   -                (2.7)
 Other, Net                                                                     (0.6)                0.2                 0.4
                                                                              ------              ------              ------
Effective Tax Rate                                                             39.7%               40.5%               37.5%
                                                                              ------              ------              ------
                                                                              ------              ------              ------


                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONSTRUCTION COMMITMENTS
The construction and facilities program for 1997 is approximately $12,000,000. Normal purchase commitments have or will be made for planned expenditures. The 1997 program includes approximately $3,700,000 for the new Iowa property to be acquired from US West and approximately $1,200,000 to finish building construction started in 1996.

NOTE 10 - CORPORATE DEVELOPMENT
The Company has entered into agreements to purchase the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The acquisitions will be structured as a purchase of telephone assets from US West. Approvals have been received by the Public Utilities Boards of Iowa, South Dakota, and Minnesota, as well as the Federal Communications Commission. It is anticipated that the purchase of the exchanges will be completed in April 1997.

The Company will utilize new long-term debt instruments to fund the $35,271,000 acquisition price for the US West property. A private placement of unsecured senior notes for such funding is in process. The Company expects the notes will bear interest equal to a 10-year U.S. Treasury security plus 0.75% and have 15-year maturities.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Not Audited)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           1996
                                                                          ------
                                  Total                 4th                 3rd                 2nd                 1st
                               --------            --------            --------            --------            --------
Operating Revenues             $ 66,562            $ 18,440            $ 16,639            $ 15,942            $ 15,541
Operating Income                 16,773               5,427               4,182               3,310               3,854
Net Income                       10,419               3,199               2,633               2,171               2,416
Earnings Per Share                $2.09                $.65                $.54                $.43                $.47
Dividends Per Share               $1.10               $.275               $.275               $.275               $.275


                                                                           1995
                                                                           ----
                                  Total                 4th                 3rd                 2nd                 1st
                               --------            --------            --------            --------            --------
Operating Revenues             $ 62,847            $ 16,756            $ 15,871            $ 15,573            $ 14,647
Operating Income                 15,779               4,553               3,697               3,914               3,615
Net Income                        9,900               2,798               2,376               2,505               2,221
Earnings Per Share                $1.93                $.55                $.46                $.49                $.43
Dividends Per Share               $1.00                $.25                $.25                $.25                $.25


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no change in accountants and no disagreement with the accountants regarding accounting or financial disclosures within the twenty-four month period ending December 31, 1996.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

                          MEMBERS OF THE BOARD OF DIRECTORS

ROBERT D. ALTON, JR. has served as a director since 1993. His present term expires in 1999. Mr. Alton became President and Chief Executive Officer of the Company in 1993. Mr. Alton, age 48, is the former President of Telephone Operations of Contel Corporation and was employed in various executive and financial capacities at Contel Corporation for twenty-one years.

LYLE T. BOSACKER has served as a director since 1988. His present term expires this year and he is a nominee. Mr. Bosacker, age 54, is a management consultant and President of CEO Advisors, Inc. Mr. Bosacker served as the Director of Corporate Information Services for International Multifoods from 1991 to 1993 and as its Director of Corporate Information Systems Planning from 1987 to 1991.


ROBERT K. ELSE has served as a director since 1990. His present term expires in 1999. Mr. Else, age 61, has been the President of EI Microcircuits, Inc. in Mankato, Minnesota, since 1984. EI Microcircuits manufactures and assembles electronic circuit boards.

JAMES H. HOLDREGE has served as a director since 1992. His present term expires in 1998. Mr. Holdrege, age 58, has been the General Manager of KATO Engineering Division, Reliance Electric Co. since 1984. KATO Engineering is a manufacturer of synchronous generators, power conditioning equipment and associated controls.

LYLE G. JACOBSON has served as a director since 1989. His present term expires in 1998. Mr. Jacobson, age 55, has been the President and Chief Executive Officer of Katolight Corporation in Mankato, Minnesota, since 1985. Katolight Corporation is a manufacturer of emergency generator sets and generator controls.

R. WYNN KEARNEY, JR. has served as a director since 1993. His present term expires in 1999. Dr. Kearney, age 53, has been in private practice with the Orthopaedic & Fracture Clinic, P.A., in Mankato, Minnesota, since 1972 and is President-elect of the Minnesota Orthopaedic Society. Dr. Kearney, a minority owner of the Minnesota Timberwolves, presently serves as President of the Mankato State University Foundation. Dr. Kearney is also a director of Exactech, Inc. of Gainesville, Florida.

STARR J. KIRKLIN has served as a director since 1989. His present term expires in 1998. Mr. Kirklin, age 60, retired from First Bank System, Inc. in February of 1996. Mr. Kirklin is now employed as Director of Development for Mankato State University.

BRETT M. TAYLOR, JR. has served as a director since 1970. His present term expires this year and he is a nominee. Mr. Taylor, age 67, is the retired Chairman of Brett's Department Stores, Co. and previously served as its President from 1971 to 1987.


                                        III-1

                               OTHER EXECUTIVE OFFICERS

JON L. ANDERSON, age 44, has served as a Vice President since 1995. Mr. Anderson has served as President of Collins Communications Systems Co. since 1994 and was its Vice President and General Manager from 1991 to 1994.

DAVID A. CHRISTENSEN, age 44, has served as Secretary since 1993, Vice President and Chief Financial Officer since 1989, and Treasurer since 1986.

THOMAS R. BORCHERT, age 60, has served as Vice President since 1986. Mr. Borchert has served as President of Mankato Citizens Telephone Company since 1984.

MARY T. JACOBS, age 39, has served as a Vice President since 1996 and has been the Director of Human Resources since 1993. Ms. Jacobs was the Director of Human Resources at Pueringer/Multifoods from 1991 to 1993. Pueringer/Multifoods is a food service distributor.

BRUCE H. MALMGREN, age 52, has served as a Vice President of the Company and as President of Computoservice, Inc. since 1995. Mr. Malmgren was Senior Vice President of Sales and Marketing and National Sales Manager for Dataserv, Inc. from 1992 to 1995. Dataserv, Inc. provides technical services for commercial personal computer systems. From 1990 to 1992, Mr. Malmgren was Vice President of Sales and Marketing for Facility Systems, Inc., a provider of business furniture and design systems. Prior to this, beginning in 1968, Mr. Malmgren held various sales and managerial positions in Xerox Corporation.

DAVID H. ROWLEY, age 56, has served as a Vice President since 1995 and President of Digital Techniques, Inc. since 1993. Mr. Rowley served as an Assistant Vice President for GTE Corp. from 1991 to 1993. GTE Corp. provides local and long distance telephone services.


There are no present family relationships between the executive officers, nor between the executive officers and the directors.


                                        III-2

ITEM 11. EXECUTIVE COMPENSATION.
The remuneration paid or accrued to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose aggregate remuneration exceeded $100,000 in 1996 is as follows:

                              SUMMARY COMPENSATION TABLE


                                                                               LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION                                  AWARDS
                                  -------------------                          ----------------------
                                                                      Restricted         Securities     All
Name and                                                              Stock              Underlying     Other
Principal                                                             Awards             Options/       Compensation
Position                      YEAR     SALARY ($)      BONUS($)(2)    ($)                SARS (#)       ($)
--------                      ----     ----------      -----------    -----------        ----------     ------------
ROBERT D. ALTON, JR.          1996     $213,050(1)      $110,530      $60,000(4)         5,400          $ 7,923 (5)
Director, Chairman,           1995     $205,800(1)      $113,740      $41,145(4)         3,486          $ 8,625 (5)
President and Chief           1994     $194,775(1)      $ 87,990      $39,567(3)         3,092          $ 8,295 (5)
Executive Officer

THOMAS R. BORCHERT            1996     $  153,800       $ 84,956      $21,000(4)         2,000          $ 8,389 (5)
Vice President                1995     $  147,900       $ 83,182      $20,670(4)         1,754          $ 8,177 (5)
                              1994     $  142,200       $ 62,237      $19,893(3)         1,580          $ 7,880 (5)

DAVID A. CHRISTENSEN          1996     $  122,900       $ 57,135      $ 9,000(4)           800          $ 7,211 (5)
Vice President,               1995     $  118,500       $ 51,139      $16,250(4)         1,405          $ 6,511 (5)
Chief Financial               1994     $  112,000       $ 39,959      $15,614(3)         1,244          $ 1,492 (5)
Officer, Secretary
and Treasurer

BRUCE H. MALMGREN             1996     $  119,600       $ 64,314      $12,000(4)           800          $ 3,561 (6)
Vice President                1995     $  110,100       $    N/A            N/A            N/A                 N/A

DAVID H. ROWLEY               1996     $  110,000       $ 47,737      $12,000(4)         1,000          $15,488 (6)
Vice President                1995     $  104,500       $ 64,333            N/A            N/A                 N/A


(1) Includes deferred compensation of $9,275 in 1994, $9,800 in 1995 and $10,145 in 1996 pursuant to a Supplemental Retirement Agreement with the Company. Each year Mr. Alton accrues benefits equal to five percent (5%) of his base salary. This accumulation of benefits will occur for a maximum of ten (10) years of service commencing January 1, 1993. Benefits are paid upon termination of employment commencing on the earlier of Mr. Alton's 62nd birthday or his date of death.

(2) The Company and its subsidiaries have an Executive Incentive Plan whereby key executives may receive additional compensation based on annual performance and set goals of the Company, its subsidiaries and the individual executive. In addition to cash compensation, each executive receives a performance award equal to one-half of the cash compensation. The cash award and performance award credit are shown in this column. The performance award is credited to the executive's performance account. The performance account is annually credited with interest equal to the rate for a ten year Treasury Bond. One-fourth (1/4) of the performance account is vested immediately and an additional one-fourth (1/4) vests each of the succeeding three years.

(3) Awards actually granted under the Company's 1994 Stock Award Programs and distributed to participants in 1997.

(4) Restricted Stock Awards under the Company's 1995 and 1996 Stock Award Programs will only be issued, if the Company and its subsidiaries achieve established goals of pre-tax net income growth for the three (3) year periods ending December 31, 1997 and December 31, 1998, respectively. Certain assumptions have been made in estimating the amount of compensation associated with the Restricted Stock Awards. These assumptions include: a 4% compound annual growth rate in salaries for the individuals in the Programs, that all financial targets are met, and that the Committee approves a 100% payout of the awards to each participant. The awards will be paid in stock of the Company, not in cash. See the Long Term Incentive Plan table and associated footnotes on page III - 4.

(5) Employer contributions to 401(k) Plans.

(6) Includes $6,600 contribution to 401(k) Plan and $8,888 in discretionary Stock Award in 1996 under the Company's Stock Award Plan for Mr. Rowley, and $598 contribution to 401(k) Plan and $2,963 in discretionary Stock Award in 1996 under the Company's Stock Award Plan for Mr. Malmgren.


                                        III-3

                              LONG TERM INCENTIVE PLANS
                              AWARDS IN LAST FISCAL YEAR

Stock Award Programs (the "Programs") were implemented in 1993, 1994, 1995 and 1996 pursuant to the terms of the Company's 1993 Stock Award Plan. This Plan was approved by the shareholders in 1993 and since amended. Each Program established a pool of shares that may be issued to the executives of the Company contingent upon achievement of performance objectives over a three year period. The objectives are based on compound annual increases in the earnings of the Company and its subsidiaries. The restricted shares established in the 1994 Stock Award Program were distributed to the participants in February of 1997.



                                                                               ESTIMATED FUTURE PAYOUTS
                                                                          UNDER NON-STOCK PRICE-BASED PLANS
                                                                          ---------------------------------
                          Number of           Performance of
                          Shares, Units       Other Period
                          or Other            Until Maturation
NAME                      Rights (#)(1)       or Payout           Threshold(2)         Target(3)           Maximum(4)
----                      -------------       ----------------    ------------         ---------           ----------
Alton                        1,372             1 year                1,372               1,372               2,058
                             2,000             2 years               1,400               2,000               3,000

Anderson                       400             1 year                  200                 400                 600

Borchert                       689             1 year                  689                 689               1,033
                               700             2 years                 500                 700               1,050

Christensen                    542             1 year                  542                 542                 813
                               300             2 years                 100                 300                 450

Malmgren                       400             2 years                 200                 400                 600

Rowley                         400             2 years                 200                 400                 600


(1) Under the terms of the Programs, shares will only be issued if the Company and its subsidiaries achieve established goals of compound annual growth in pre-tax net income for the three year periods ending December 31, 1997 and 1998, respectively. It is not possible to predict future salaries, stock prices or the financial results of the Company and its subsidiaries, therefore, certain assumptions have been made to estimate the outcome of the Programs. These assumptions include: a 4% compound annual growth rate in salaries for the individuals in the Programs, all financial objectives being achieved, the Committee approving a payout for each participant and a potential market value of the Company's stock of $30.00 per share in both 1998 and 1999. The Company is making no representations as to market appreciation potential for the Company's stock in these calculations.

(2) No restricted shares will be issued unless the Company and its subsidiaries achieve the performance objectives. The number of shares in the "Threshold" column indicates the minimum number of shares to be awarded if the Company and subsidiary performance objectives have been achieved.

(3) The number of shares in the "Target" column are the same as the shares in the "Threshold" column for the 1995 Stock Program because there is a predetermined number of restricted shares that will be issued if the performance objectives are achieved. Beginning in 1996, there is a potential range of shares established for each participant under the Program. The range has a separate threshold and target number of shares that can be awarded once the pre-established performance objectives of the Company and subsidiaries have been achieved. The number of shares in the "Target" column are the high end of this range, without consideration of footnote (4) below. No shares under the Program will be issued if pre-established performance objectives are not achieved.

(4) The Programs allow the Committee the authority to reward outstanding individual performance by issuing restricted shares to an individual in an amount not to exceed 150% of the number of shares the individual would have received under the targeted level. The shares in the "Maximum" column assumes the Committee will issue 150% of the target number of shares to all participants.


                                        III-4

                          OPTION GRANTS IN LAST FISCAL YEAR


                                                                                          POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF STOCK PRICE APPRECIATION
                                               INDIVIDUAL GRANTS                                   FOR OPTION TERM ($)
                                -------------------------------------------------             --------------------------------
                                         %OF TOTAL
                                         OPTIONS
                             OPTIONS     GRANTED TO      EXERCISE
                             GRANTED     EMPLOYEES IN    PRICE          EXPIRATION
NAME                         # (1)       FISCAL YEAR    ($/SHARE)       DATE                     5%(2)             10%(2)
----                         -------     ------------   ----------      ------------             -------           ---------
Alton                        5,400          49.1%        $28.125        May 31, 2006             $95,580            $242,325
Anderson                     1,000           9.1%        $28.125        May 31, 2006             $17,700             $44,875
Borchert                     2,000          18.1%        $28.125        May 31, 2006             $35,400             $89,750
Christensen                    800           7.3%        $28.125        May 31, 2006             $14,160             $35,900
Malmgren                       800           7.3%        $28.125        May 31, 2006             $14,160             $35,900
Rowley                       1,000           9.1%        $28.125        May 31, 2006             $17,700             $44,875


(1) The options were granted at the fair market value of the shares on May 31, 1996. The options may be exercised for one-third (1/3) of the shares after May 31, 1997, one-third (1/3) of the shares after May 31, 1998, and one-third (1/3) of the shares after May 31, 1999. All options expire on May 31, 2006 and in the event the optionee is no longer employed by the Company. All options vest upon the occurrence of an Event (as described in the 1993 Stock Award Plan). Shares acquired by the optionees are subject to rights of repurchase by the Company in the event the optionee terminates employment with the Company or wishes to transfer the shares.

(2) The exercise price was compounded at 5% and 10% over the ten (10) year term of the options. The resulting stock price was reduced by the exercise price to determine the potential realizable gain at the assumed rates of appreciation.



                            FISCAL YEAR-END OPTION VALUES

                 NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                   OPTIONS AT FY-END                       AT FY-END
                           #                                  $(1)
                -----------------------               --------------------
              EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
              -----------    -------------       -----------    -------------
Alton            6,425           8,754               $0              $0
Anderson             0           1,000               $0              $0
Borchert         3,306           3,695               $0              $0
Christensen      2,598           2,150               $0              $0
Malmgren             0             800               $0              $0
Rowley               0           1,000               $0              $0


(1) Value of unexercised options equals fair market value of shares underlying in-the-money options at December 31, 1996 ($27.00), less the exercise price times the number of in-the-money options outstanding.


                                        III-5

                              COMPENSATION OF DIRECTORS

Directors received $350 for each Board and committee meeting they attended. In 1996, the Directors were paid an annual retainer of $10,000. These fees are waived if the individual is a paid employee of the Company.

                                     401(k) PLANS

Hickory Tech Corporation and all of its subsidiaries (the "Companies") have a Retirement Savings Plan ("401(k) Plan"). Participation in the 401(k) Plans is open to each employee of the Companies who has completed three (3) months of continuous employment. Participation in the 401(k) Plans is optional. Employees may participate beginning with any pay period after completion of eligibility requirements. As of December 31, 1996, there were 356 employees eligible to participate in the 401(k) Plans. All but 31 eligible employees participated in the 401(k) Plans in 1996.

A participant may elect to defer, on a pre-tax basis, up to 15% of annual base compensation limited to $9,500 in 1996. The Companies will make an employer-matching contribution of up to 6% of the participant's pre-tax contribution.

 In 1996, the Companies contributed $683,748 to the accounts of all eligible employees.


                                  CHANGE OF CONTROL

The Company has change of control agreements with the following named executive officers: Robert D. Alton, Jr., Thomas R. Borchert, David A. Christensen, Bruce
H. Malmgren and David H. Rowley. These agreements provide that in the event there is a change in control of the Company, the officers shall receive pay for the following number of years, unless they are released for cause, are disabled
or die:   2.99 years for Robert D. Alton, Jr., and two (2) years for Thomas R.
Borchert, David A. Christensen, Bruce H. Malmgren and David H. Rowley. If the officers are released within three (3) years after change in control, for a reason other than cause, death or disability, they shall be paid their salary for the designated time periods. In the event of a change in control of the Company and the simultaneous release of the officers, the approximated maximum amount of salary that would be paid to Messrs. Alton, Borchert, Christensen, Malmgren and Rowley under their current agreements would be $1,215,000, $527,000, $382,000, $404,000 and $357,000, respectively.

                                    SEVERANCE PAY

The Company has an agreement with Robert D. Alton, Jr. that if he is discharged by the Company, he will receive severance pay equal to twelve (12) times his then current monthly base salary. The current maximum amount payable under this agreement would be $211,000. No payments will be made to Mr. Alton if he is discharged for fraud, misappropriation of funds, embezzlement, or the commission of a work related felony.


                                        III-6

               COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation program for executives is the responsibility of the Compensation Committee of the Board of Directors. In 1996, this Committee was composed of three outside directors, Messrs. Bosacker, Jacobson and Taylor. Mr. Bosacker is Chairperson of this Committee.

The Board of Directors has established the following ongoing principles and objectives for the Company's executive compensation program:

1. Provide compensation opportunities that will attract, motivate and retain highly qualified managers and executives.
2. Link executives' total compensation to the Company's financial performance and individual job performance.
3. Provide a balance between incentives focused on achievement of annual objectives and longer term incentives linked to increases in earnings and shareholders' value.

There are three elements to the compensation plan: annual base salary, cash bonuses (the "Executive Incentive Plan") and longer term incentives (the "Stock Award Plan").

Annual base salaries are somewhat influenced by the pay practices of comparable companies so that the Company remains reasonably competitive with what others are doing.

The Executive Incentive Plan has both an annual and a long-term component. The Executive Incentive Plan rewards an executive with a cash bonus for attainment of annually established financial objectives based on a combination of revenue, pre-tax earnings and/or return on equity. The individual executive's performance is also factored into awards made under the Executive Incentive Plan. In addition to the payment of a cash bonus, an account is established for each executive equal to 50% of the cash bonus. The account is increased annually based on interest equal to the rate on a ten year Treasury Bond. One-fourth of this account is vested immediately and an additional one-fourth vests each of the succeeding three years.

The Stock Award Plan allows the Company to issue restricted shares, unrestricted shares, incentive stock options and non-qualified stock options to officers of the Company. The 1996 Stock Award Program that was adopted pursuant to the Stock Award Plan issued incentive stock options to six officers of the Company. The incentive stock options vest over a three year period and must be exercised within ten years of their issuance. The stock options reward the executives in the event they increase the fair market value of the shares of the Company. The 1996 Stock Award Program also established a range of restricted shares that may be issued to each officer under the Program contingent upon the achievement of performance objectives over a three year period. The objectives are based on increases in the earnings of the Company and its subsidiaries.

The Committee applied the above-described principles and objectives in determining the compensation for the Chief Executive of the Company, Mr. Alton. In setting the 1996 salary, the Committee reviewed Mr. Alton's total compensation program to make sure that it was closely related to the performance of the Company in 1995. In establishing salary for 1996, the Committee specifically considered the satisfactory results of the Company in 1995 as compared to targeted goals in the areas of annual revenue, pre-tax profitability, return on equity and rate of growth. The Committee also reviewed the compensation of the CEO to determine that the compensation was competitive for similar positions in comparable companies and was equitable for the Company and its shareholders.

                                COMPENSATION COMMITTEE
                                   Lyle T. Bosacker
                                   Lyle G. Jacobson
                                 Brett M. Taylor, Jr.


                                        III-7

                FIVE YEAR SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The line graph presentation compares cumulative, five-year shareholder returns on an indexed basis. The graph shows the value at each year of $100 invested in the Company's stock or the index at December 31, 1991 and assumes the reinvestment of all dividends. The Board of Directors has approved a peer group of four (4) independent telecommunications companies which have been used for purposes of this performance comparison. These companies were selected because they have a similar proportion of core business in regulated telephone operations, a similar pattern of internal diversification and moderate external acquisition activity. The companies selected to be in the peer group are identified below. The following graph compares the cumulative five year performance of the Company's common stock to the S&P Composite and to an index of peer companies.


                            TOTAL RETURN TO SHAREHOLDERS
                            DECEMBER 1991 TO DECEMBER 1996



(Following are the tables in the proxy which describe the points of the graph.)

                ANNUAL RETURNS (BASED ON DIVIDENDS REINVESTED MONTHLY)



                                            RETURN         RETURN         RETURN         RETURN         RETURN
                                             1992           1993           1994           1995           1996
                                             ----           ----           ----           ----           ----
Hickory Tech                                 7.75           7.51          (1.17)          1.45          (8.93)
S&P 500 Comp-Ltd.                            7.62          10.08           1.32          37.58          22.96
Peer Group Index Average                    10.85          16.81          (3.74)         51.43           6.81
                                                             Indexed Returns (12/31/91=100)

                                                                    VALUE AT DECEMBER 31
                                             1991           1992           1993           1994           1995           1996
                                             ----           ----           ----           ----           ----           ----
Hickory Tech                                  100         107.75         115.84         114.49         116.15         105.78
S&P 500 Comp-Ltd.                             100         107.62         118.46         120.03         165.13         203.05
Peer Group Index Average                      100         110.85         129.49         124.65         188.76         201.61

    Companies in selected Peer Group are:

         Aliant Communications, Inc. (Name Change from Lincoln
         Telecommunications Company)
         Cincinnati Bell, Inc.
         Frontier Corporation.
         Southern New England Telecommunications Corporation


                                        III-8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

a.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of March 13, 1997, no person owned five percent or more of any class of the Company's voting securities.


                                        III-9

b.       SECURITY OWNERSHIP OF MANAGEMENT

Directors, nominees and named executive officers of the Company own the following securities of the Company:

NAME OF                     AMOUNT & NATURE OF              PERCENT OF
BENEFICIAL OWNER           BENEFICIAL OWNERSHIP            COMMON STOCK

Robert D. Alton, Jr.                    13,317 (a)                    *

Lyle T. Bosacker                       118,756 (b)                 2.5%

Robert K. Else                           2,858                        *

James H. Holdrege                        1,108                        *

Lyle G. Jacobson                         7,696 (c)                    *

R. Wynn Kearney, Jr.                    22,311 (d)                    *

Starr J. Kirklin                         1,258                        *

Brett M. Taylor, Jr.                    28,778 (e)                    *

Thomas R. Borchert                       5,888 (a)                    *

David A. Christensen                     4,450 (a)                    *

David H. Rowley                          3,914 (f)                    *

Bruce H. Malmgren                          164                        *


All of the above and other executive
 officers as a group (14 persons)      211,737                     4.5%

* Less than 1%

(a) Includes shares which may be acquired within 60 days after March 18, 1997 through the exercise of stock options. The persons who have such options and the number of shares which may be so acquired are as follows: Mr. Alton, 7,455; Mr. Borchert, 3,832; and Mr. Christensen, 3,012.

(b) Includes 113,702 shares held by Mrs. Bosacker.

(c) Includes 6,588 shares held by Mrs. Jacobson.

(d) Includes 3,306 shares held in a Profit Sharing Trust.

(e) Includes 16,962 shares held in a partnership, 11,816 shares in a trust for which Mr. Taylor is co-trustee.

(f) Includes 3,614 shares held in a family trust.


                                        III-10

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         No reportable transactions occurred in 1996 involving directors, management or shareholders.


                                        III-11

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

    2.   EXHIBITS

         Exhibit 10(k) Company's 1993 Stock Award Plan

         Exhibit (21) contains a listing of the Subsidiaries of the Company.

         Exhibit (23) contains the Consent of Independent Accountants regarding the Registration Statement of Hickory Tech Corporation on Form S-8.

(b) 1.   REPORTS ON FORM 8-K

         On February 17, 1997, the Company filed a Form 8-K. Item 5 (Other Events) was reported on the Form 8-K. The Form 8-K reported that on January 29, 1997, the Board of Directors of the Company adopted a new share repurchase program authorizing the Company to repurchase up to 500,000 additional shares of its outstanding common stock. This new repurchase program follows the repurchase program which the Company announced on April 8, 1996.

                                      SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:           MARCH 26, 1997             HICKORY TECH CORPORATION
    --------------------------------


                                       By:  /s/ Robert D. Alton, Jr.
                                            ______________________________
                                            Robert D. Alton, Jr.
                                            Chairman, President and
                                            Chief Executive Officer


                                            /s/ Robert K. Else
                                            ______________________________
                                            Robert K. Else, Director


                                            /s/ James H. Holdrege
                                            ______________________________
                                            James H. Holdrege, Director


                                            /s/ Lyle G. Jacobson
                                            ______________________________
                                            Lyle G. Jacobson, Director


                                            /s/ Starr J. Kirklin
                                            ______________________________
                                            Starr J. Kirklin, Director


                                            /s/ David A. Christensen
                                            ______________________________
                                            David A. Christensen, Secretary,
                                            Vice President, Chief Financial
                                            Officer and Treasurer

                      HICKORY TECH CORPORATION AND SUBSIDIARIES

                                   Exhibit Index to
                    Form 10-K for the Year Ended December 31, 1996


                                                      Filed in       Filed in
Regulation S-K                                        Securities     Exchange
  Reference             Title of Document             Act Form       Act Form
---------------         ------------------            ----------     --------
    3(a)                Articles of Incorporation     S-8 dated
                                                      June 22, 1993

     3(b)               By-Laws                       S-8 dated
                                                      June 22, 1993

    10(a) & (b)         Supplemental Retirement       S-8 dated
                        Agreements                    June 22, 1993

    10(c)               Company's Executive           S-8 dated
                        Incentive Plan                June 22, 1993

    10(d)               Change of Control Agreements  S-8 dated
                                                      June 22, 1993

    10(h)               Employment Agreement          S-8 dated
                                                      June 22, 1993

    10(i)               Company's Retirement          S-8 dated
                        Savings Plan and Trust        June 22, 1993

    10(j)               Employee Stock Purchase Plan  S-8 dated
                                                      June 22, 1993

    10(k)               Company's 1993 Stock Award                   Filed
                        Plan                                         herewith
                                                                     at page
                                                                     IV-4

    10(l)               Company's Stock Plan for      S-8 dated
                        Directors                     June 22, 1993

    21                  Subsidiaries of the Company                  Filed
                                                                     herewith
                                                                     at page
                                                                     IV-13

    23                  Consent of Independent                       Filed
                        Accountants                                  herewith
                                                                     at page
                                                                     IV-14