Form 10-Q
period 1997-03-31
HICKORY TECH CORP
filed 1997-05-12
CIK 766561

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,665,298 shares of no par common stock as of March 31, 1997.

                            HICKORY TECH CORPORATION
                                 MARCH 31, 1997

                          PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           CONSOLIDATED INCOME STATEMENT
                                   (NOT AUDITED)

In Thousands                                 For Three Months Ended
                                           --------------------------
                                            3/31/97            3/31/96
                                            -------           -------
OPERATING REVENUES
     Telephone                             $  9,016          $  8,545
     Billing and Data Services                2,304             2,674
     Equipment Sales                          4,467             2,755
     Telecom. Product Development             1,703             1,567
                                           --------          --------
     TOTAL OPERATING REVENUES                17,490            15,541

COSTS AND EXPENSES
     Cost of Sales                            4,320             2,859
     Operating Expenses                       7,204             7,141
     Depreciation                             1,423             1,385
     Amortization of Intangibles                198               302
                                           --------          --------
     TOTAL COSTS AND EXPENSES                13,145            11,687
                                           --------          --------
OPERATING INCOME                              4,345             3,854

OTHER INCOME                                    332               299
INTEREST EXPENSE                                 56                95
                                           --------          --------
INCOME BEFORE INCOME TAXES                    4,621             4,058

INCOME TAXES                                  1,899             1,642
                                           --------          --------
CONSOLIDATED NET INCOME                    $  2,722          $  2,416
                                           --------          --------
                                           --------          --------

EARNINGS PER SHARE                          $  0.58           $  0.47

DIVIDENDS PER SHARE                         $  0.30           $ 0.275

The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                                 MARCH 31, 1997
                     CONSOLIDATED BALANCE SHEET (NOT AUDITED)

In Thousands                                3/31/97           12/31/96
                                            -------           --------
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents              $   478           $ 2,954
     Receivables, Net of Allowance           11,127            10,782
     Inventories                              2,702             2,859
     Deferred Tax Benefit and Other           1,270             1,372
                                            -------           -------
       TOTAL CURRENT ASSETS                  15,577            17,967

INVESTMENTS                                   3,139             2,980

PROPERTY, PLANT & EQUIPMENT
     Telecommunications Plant                79,521            78,132
     Other Property and Equipment             9,684             9,464
                                            -------           -------
       TOTAL                                 89,205            87,596
     Less Accumulated Depreciation           48,418            46,723
                                            -------           -------
       NET PROPERTY, PLANT & EQUIPMENT       40,787            40,873

OTHER ASSETS:
     Intangible Assets                        8,601             8,735
     Note Receivable                            105               230
     Miscellaneous                              477               478
                                            -------           -------
        TOTAL OTHER ASSETS                    9,183             9,443
TOTAL ASSETS                                $68,686           $71,263
                                            -------           -------
                                            -------           -------

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note Payable                           $ 2,170           $   -
     Accounts Payable                         5,874             8,674
     Accrued Taxes                            1,696               722
     Advanced Billings & Deposits             1,467             2,080
     Current Maturities of Long-Term Debt         -               212
                                            -------           -------
        TOTAL CURRENT LIABILITIES            11,207            11,688

LONG-TERM DEBT, NET OF CURRENT MATURITIES     1,037               877

DEFERRED CREDITS:
     Investment Tax Credits                     137               153
     Income Taxes                             2,768             2,768
     Compensation Benefits and Other          3,214             3,150
                                            -------           -------
        TOTAL DEFERRED CREDITS                6,119             6,071

SHAREHOLDERS' EQUITY
     Common stock                               467               479
     Additional Paid-In Capital               1,823             1,778
     Reinvested Earnings                     48,033            50,370
                                            -------           -------
        TOTAL SHAREHOLDERS' EQUITY           50,323            52,627

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $68,686           $71,263
                                            -------           -------
                                            -------           -------


The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                                 MARCH 31, 1997
                CONSOLIDATED STATEMENT OF CASH FLOWS (NOT AUDITED)


In Thousands                                  For Three Months Ended
                                            --------------------------
                                            3/31/97            3/31/96
                                            -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                             $ 2,722           $ 2,416
     Adjustments to Reconcile Net
       Income to Net
     Cash Provided by Operating Activities
     Depreciation and Amortization            1,665             1,836
     Equity in Partnership Income              (148)             (140)
     Provision for Losses on Notes Rec. &
       Investments                              175                25
     Gain on Disposition of Assets             (326)                -
      (Increase) Decrease in:
     Receivables                               (345)             (823)
     Inventories                                157              (331)
     Increase (Decrease) in:
     Accounts Payable and Accrued Taxes      (1,826)              684
     Advance Billings & Deposits               (613)             (216)
     Deferred Investment Tax Credits            (16)              (20)
     Deferred Income Taxes                        -               (16)
     Other                                      167               (99)
                                            --------          --------
        Net Cash Provided by
          Operating Activities                1,612             3,316
                                            --------          --------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to Property, Plant & Equipment     (1,452)              (993)
Additions to Intangible Assets                  (64)              (888)
Increase in Notes Receivable and Investments    (61)               (64)
Changes in Temporary Cash Investments             -              1,664
Proceeds from Sale of Assets                    397                  -
                                            --------          --------
        Net Cash Used in Investing
          Activities                         (1,180)              (281)
                                            --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of Debt                         (52)               (51)
     Advances on Line of Credit               2,170                  -
     Proceeds from Issuance of Common Stock      93                106
     Retirement of Common Stock              (3,699)              (459)
     Dividends Paid                          (1,420)            (1,408)
                                            --------          --------
     Net Cash Used in Financing Activities   (2,908)            (1,812)
                                            --------          --------
NET INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (2,476)             1,223

CASH AND CASH EQUIVALENTS At Beginning
  of Year                                     2,954              4,517
                                            --------          --------
CASH AND CASH EQUIVALENTS At End of Period   $  478           $  5,740
                                            --------          --------
                                            --------          --------


  The accompanying notes are an integral part of the financial statements.

                         HICKORY TECH CORPORATION
                              MARCH 31, 1997
                       PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
          The preceding unaudited Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

NOTE 1.   BASIS OF CONSOLIDATION
          The Registrant is a diversified communications company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its seven wholly-owned operating subsidiaries. The companies and operations of the Registrant are grouped into four primary lines of business.

          MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC. and AMANA COLONIES TELEPHONE COMPANY are local exchange telephone companies. Mankato Citizens Telephone Company also owns and operates a direct broadcast satellite license under the trade name DirectVision. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. It also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. These four subsidiaries comprise the Registrant's Telephone Sector.

          COMPUTOSERVICE, INC. (CSI) provides data processing service to local telephone companies, interexchange long distance companies and enhanced service providers throughout the United States. CSI also provides standard batch processing of telephone billing and rating in large volume applications, as well as specialized contract data processing services, through its subsidiary, National Independent Billing, Inc. (NIB). The operations of CSI and NIB constitute the Registrant's Billing and Data Services Sector.

          COLLINS COMMUNICATIONS SYSTEMS CO. (Collins) sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area. Collins primarily installs and maintains Nortel PBX and key system equipment and integrated software. The Registrant's Equipment Sales Sector is made up of this subsidiary.

          DIGITAL TECHNIQUES, INC. (DTI) designs, assembles and distributes unique business telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim. The operations comprise the Registrant's Telecommunications Product Development Sector.

     The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

     All intercompany transactions have been eliminated from the consolidated financial statements.

     Certain balances for 1996 have been restated to conform with presentation of 1997. In 1997 and 1996, $608,000 and $621,000 respectively, of revenues associated with Equipment Sales in southern Minnesota were reclassified from the Equipment Sales Sector to the Telephone Sector. This reclassification more closely matches the Registrant's management reporting lines. Total revenues and all other subtotals of the Consolidated Income Statement remain unchanged.

NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
          Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended March 31, 1997, the earnings per common share calculation was based on 4,712,448 shares. For the quarter ended March 31, 1996, the earnings per common share calculation was based on 5,122,339 shares.

          Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the quarter ended March 31, 1997 was 4,733,981. The number of shares outstanding as of the record date for the quarter ended March 31, 1996 was 5,121,873.

NOTE 3.   INVENTORIES

          Inventories are stated at the lower of average cost or market and consist of the following:

                      (In Thousands)           3/31/97   12/31/96
                                               -------   --------
                      Finished Goods           $  245    $   211
                      Work in Process             125        156
                      Materials and Supplies    2,332      2,492
                                               -------   --------
                      Total                    $2,702     $2,859
                                               -------   --------
                                               -------   --------

NOTE 4.   COMMON STOCK
          The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 4,665,298 shares outstanding on March 31, 1997, and 4,790,229 shares outstanding on December 31, 1996.

          Pursuant to the Retainer Stock Plan for Directors, 264 shares of common stock were issued in lieu of retainers to three members of the Registrant's Board of Directors on March 31, 1997. Pursuant to a long-term incentive award plan for officers, 3,155 shares of common stock were issued to officers of the Registrant. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue.

          During the quarter ended March 31, 1997, 128,350 shares of common stock were retired at a cost of $3,699,495.

          On January 29, 1997, the Board of Directors of the Registrant adopted a new share repurchase program authorizing the Registrant to repurchase up to 500,000 additional shares, which represents 10.8% of its outstanding common stock. This new repurchase program follows the repurchase program which the Registrant announced on April 8, 1996. Due to the successful completion of the initial repurchase program in February 1997, the Registrant began the new repurchase program effective February 17, 1997.
This program was reported on Form 8-K dated February 17, 1997.

NOTE 5.   CORPORATE DEVELOPMENT

          On January 31, 1997, the Registrant sold the assets associated with its cable television operations to Woodstock LLC. The Registrant recorded a gain on the sale of the assets of $326,000.

          On April 10, 1997, the Registrant acquired the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The acquisition was structured as a purchase of telephone assets from US West. The acquisition was financed by new long-term debt instruments from seven institutional investors in a private debt placement. A total of $40,000,000 in senior unsecured notes was funded.
This acquisition was reported on Form 8-K dated April 25, 1997.

NOTE 6.   OTHER

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1996 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Consolidated net income for the quarter ended March 31, 1997, was 12.7% higher than the same period in 1996, as illustrated by the following table:

      NET INCOME (thousands)           1997      1996      1995      1994
                                      ------    ------    ------    ------
      1st Quarter                     $2,722    $2,416    $2,221    $2,121


           Operating Revenues were 12.5% higher for the quarter ended March 31, 1997, than for the quarter ended March 31, 1996, as illustrated by the following table:

      OPERATING REVENUES (thousands)   1997      1996      1995      1994
                                      ------    ------    ------    ------
      1st Quarter                    $17,490   $15,541   $14,647   $14,095

A.        Material changes in results of operations:

          1. TELEPHONE - Operating Revenues for the first quarter of 1997 increased $471,000 or 5.5% compared with the same period in 1996. New fiber optic cable networks providing additional toll transport revenue as well as access line and minutes of use growth were the primary contributors to the revenue growth.

          2. BILLING AND DATA SERVICES - Operating Revenues for the first quarter of 1997 decreased $370,000 or 13.8% compared with the same period in 1996. This decline was due to less contract programming services as compared to the same period in the prior year. Although the revenues were lower, the higher margins associated with processing the sector's growing volume of service bureau transactions resulted in a significant increase in profitability for this sector.

          3. EQUIPMENT SALES - Operating Revenues for this sector increased $1,712,000 or 62.1% compared with the first quarter of 1997 when compared to the first quarter of 1996. This increase in Operating Revenues was a result of a $758,000 increase in new phone system installations and $881,000 increase in phone system moves, adds and changes (MAC) over first quarter 1996. The Equipment Sales Sector experienced considerable customer base growth in 1996 which has assisted in the higher margin MAC activity in the first quarter 1997.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended March 31, 1997 increased $136,000 or 8.7% compared with the first quarter of 1996. Standard Product Sales increased $191,000 as compared to 1996's first quarter. Standard Product Sales are sold at a higher margin than Original Equipment Manufacturer (OEM) Sales. The OEM Sales were flat as compared to the same period in 1996. The sector is generating a net profit in 1997, and it was not in 1996.

          5. COST OF SALES - Consolidated Cost of Sales increased $1,461,000 or 51.1% for the quarter ended March 31, 1997, compared with the same period in 1996. Through the first three months of 1997, Operating Revenues for the two sectors (Equipment Sales and Telecommunications Product Development) which generated most of the Cost of Sales increased $1,848,000 or 42.8% compared with Operating Revenues during the three months ended March 31, 1996. In terms of percentage of Operating Revenues from these two sectors, Cost of Sales was 70.0% for the three months ended March 31, 1997, compared to 66.1% for the same period in 1996. Operating margins have been satisfactory to management, considering the new business development for Collins and DTI.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended March 31, 1997, increased $63,000 or .9% compared with the same period in 1996. This minimal increase, in light of a 12.5% increase in revenues, is a result of various cost control measures implemented in 1996. 0perating Expense curtailment has been particularly effective in the Billing and Data Services and the Telecommunications Product Development Sectors.

          7. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended March 31, 1997, was $104,000 lower than for the quarter ended March 31, 1996. The decrease is a result of some intangible assets associated with capitalized software development in the Billing and Data Services Sector that became fully amortized in 1996.

          8. OTHER INCOME - Other Income increased $33,000 or 11.0% for the quarter ended March 31, 1997, compared to the same period last year. Gain on the sale of cable television assets of $326,000 offset by a note receivable write-off of $110,000 were the main contributors to the balance.

B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents decreased $2,476,000 for the three months ended March 31, 1997, compared with an increase of $1,223,000 for the same period in 1996. The primary sources of cash in 1997 were from internal operations and $2,170,000 of advances on the Registrant's line of credit. The primary use of cash in the first three months of 1997 was the Registrant's stock repurchase program which required $3,699,000. Additions to Property, Plant and Equipment required $1,452,000 in 1997 and $993,000 in 1996. Dividends paid for the first three months were $1,420,000 in 1997 compared to $1,408,000 for the same period in 1996. The 0.9% increase was due to a combination of a $0.025 or 9.1% per share increase in dividends paid, offset by a 388,000 or 7.6% decrease in the number of shares outstanding on the respective record dates.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $4,370,000 as of March 31, 1997, compared to a working capital surplus of $6,279,000 as of December 31, 1996. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 1.4:1.0 as of March 31, 1997.

          3. USES OF CAPITAL - The largest use of internal capital during the quarter ended March 31, 1997 was the Registrant's repurchase of 128,350 shares of its common stock. The stock repurchase program used $3,699,000 of capital during the quarter. Additions to Property, Plant and Equipment have historically been the Registrant's largest investing activity, using $22,325,000 for the three years ended December 31, 1996. During the first three months of 1997, $1,452,000 of working capital was used to purchase fixed assets.

          4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of March 31, 1997, was $1,037,000. Due to accumulated principal prepayment credits with Rural Utilities Service (RUS), the Registrant has not recorded current maturities on the long-term debt. The accumulated prepayment credits will be applied to the long-term debt payments over the next twelve months. The general purpose of this debt was the financing of telephone property, plant and equipment of Mid-Communications, Inc. in the 1970's. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. No material liquidity problems are anticipated from the long-term funding of the debts maturing in 2003 through 2007.

          On April 8, 1997, the Registrant secured new $40,000,000 long-term debt instruments with 15 year maturities to fund the $35,271,000 acquisition of the Iowa - US West telephone exchanges. The new long-term debt will accrue interest at 7.11%. No principal payments are due during the first four years.

          In July, 1996, the Registrant secured a $10,000,000 line of credit arrangement. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at a variable annual rate equal to 150 basis points in excess of the 30 day LIBOR rate. On March 31, 1997, the Registrant had made advances of $2,170,000 against this line of credit.

          5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed seven acquisitions in the previous six years which were funded out of existing cash balances. The April 1997 acquisition of Iowa rural telephone property from US West required external debt financing. Growth plans and acquisitions in the future will require additional debt financing. Should the Registrant have a need to secure additional senior debt financing as a result of pursuing additional corporate acquisitions, the Registrant has been assured by its financial capital sources that no difficulty should be anticipated.

          The Registrant's stock repurchase program has been funded with internal cash and advances on the line of credit to date. It is anticipated the same sources will be utilized for financing future stock repurchases.

                          HICKORY TECH CORPORATION
                                MARCH 31, 1997
                         PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
          None.

Item 2.   CHANGES IN SECURITIES.
          None.

Item 3.   DEFAULT UPON SENIOR SECURITIES.
          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS OF FORM 8-K.

          On February 17, 1997, the Registrant filed a Form 8-K.   Item 5
(Other Events) was reported on the Form 8-K. The Form 8-K reported that on January 29, 1997, the Board of Directors of the Company adopted a new share repurchase program authorizing the Company to repurchase up to 500,000 additional shares of its outstanding common stock. This new repurchase program follows the repurchase program which the Company announced on April 8, 1996.

          On April 25, 1997, the Registrant filed a Form 8-K. Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements and Exhibits) were reported on the Form 8-K. The Form 8-K reported that on April 10, 1997, the Company acquired the assets of 11 rural telephone exchanges in the State of Iowa from US West Communications, Inc. Pro forma financial statements were filed with the Form 8-K.

                                  SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:    May 12, 1997      HICKORY TECH CORPORATION
          ------------


          By     /s/ Robert D. Alton, Jr.
                 -------------------------------------------------------------
                    Robert D. Alton, Jr., Chief Executive Officer





          By     /s/ David A. Christensen
                 --------------------------------------------------------------
                   David A. Christensen, Chief Financial Officer