Form 10-Q
period 1997-06-30
HICKORY TECH CORP
filed 1997-08-13
CIK 766561

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               June 30, 1997
                              ------------------------------------------------
                                        - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from           to
                                  ---------------------------------


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,592,543 shares of no par common stock as of June 30, 1997.

                               HICKORY TECH CORPORATION
                                    JUNE 30, 1997

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            CONSOLIDATED INCOME STATEMENT
                                    (NOT AUDITED)


In Thousands                       For Quarter Ended   For Six Months Ended
                                  ------------------   --------------------
                                     6-30-97  6-30-96   6-30-97    6-30-96
                                     -------  -------   -------    -------
OPERATING REVENUES
  Telephone                          $11,232  $8,533    $20,248  $17,078
  Billing and Data Services            2,304   2,122      4,608     4,796
  Equipment Sales                      3,533   3,564      8,000     6,319
  Telecom. Product Development         2,230   1,723      3,933     3,290
                                     -------  -------   -------  --------
  TOTAL OPERATING REVENUES            19,299  15,942     36,789    31,483

COSTS AND EXPENSES
  Cost of Sales                        4,015   3,586      8,335     6,445
  Operating Expenses                   7,540   6,801     14,744    13,942
  Depreciation                         1,729   1,363      3,152     2,748
  Amortization of Intangibles            352     882        550     1,184
                                     -------  -------   -------  --------
  TOTAL COSTS AND EXPENSES            13,636  12,632     26,781    24,319
                                     -------  -------   -------  --------
  OPERATING INCOME                     5,663   3,310     10,008     7,164

  OTHER INCOME                           421     241        753       540
  INTEREST EXPENSE                      (664)    (42)      (720)     (137)
                                     -------  -------    -------  --------
  INCOME BEFORE INCOME TAXES           5,420   3,509      10,041     7,567

  INCOME TAXES                         2,264   1,338       4,163     2,980
                                     -------  -------    -------  --------
  CONSOLIDATED NET INCOME             $3,156  $2,171      $5,878    $4,587
                                     -------  -------    -------  --------
                                     -------  -------    -------  --------

  EARNINGS PER SHARE                  $0.68   $0.43       $1.26     $0.90

  DIVIDENDS PER SHARE                 $0.300  $0.275      $0.60     $0.55


       The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                    JUNE 30, 1997
                      CONSOLIDATED BALANCE SHEET (NOT AUDITED)



In Thousands                                        6/30/97       12/31/96
                                                 ------------   ------------

ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                            ($10)        $2,954
  Receivables, Net of Allowance                      11,867         10,782
  Inventories                                         2,616          2,859
  Deferred Tax Benefit and Other                      1,266          1,372
                                                 ------------   ------------
    TOTAL CURRENT ASSETS                             15,739         17,967
INVESTMENTS                                           3,183          2,980
PROPERTY, PLANT & EQUIPMENT:
  Telecommunications Plant                          106,971         78,132
  Other Property and Equipment                        9,834          9,464
                                                 ------------   ------------
    TOTAL                                           116,805         87,596
  Less Accumulated Depreciation                      61,448         46,723
                                                 ------------   ------------
    NET PROPERTY, PLANT AND EQUIPMENT                55,357         40,873
OTHER ASSETS:
  Intangible Assets                                  31,745          8,735
  Note Receivable                                        65            230
  Miscellaneous                                         471            478
                                                 ------------   ------------
    TOTAL OTHER ASSETS                               32,281          9,443
                                                 ------------   ------------
TOTAL ASSETS                                       $106,560        $71,263
                                                 ------------   ------------
                                                 ------------   ------------
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable and Accrued Taxes                 $7,632         $9,396
  Advanced Billings & Deposits                        1,925          2,080
  Current Maturities of Long-Term Debt                    -            212
                                                 ------------   ------------
    TOTAL CURRENT LIABILITIES                         9,557         11,688
LONG-TERM DEBT, NET OF CURRENT MATURITIES            41,038            877
DEFERRED CREDITS:
  Income Taxes and Credits                            2,889          2,921
  Compensation Benefits and Other                     3,047          3,150
                                                 ------------   ------------
    TOTAL DEFERRED CREDITS                            5,936          6,071
SHAREHOLDERS' EQUITY:
  Common Stock                                          459            479
  Additional Paid-In Capital                          1,803          1,778
  Reinvested Earnings                                47,767         50,370
                                                 ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                       50,029         52,627
                                                 ------------   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $106,560        $71,263
                                                 ------------   ------------
                                                 ------------   ------------

       The accompanying notes are an integral part of the financial statements.

                              HICKORY TECH CORPORATION
                                    JUNE 30, 1997
                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOT AUDITED)


In Thousands                                              6/30/97        6/30/96
                                                       ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $5,878         $4,587
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities
    Depreciation and Amortization                           3,790          4,058
    Equity in Subsidiary Income                              (372)          (241)
    Provision for Losses on Notes Rec. & Investments          375            130
    Gain from Disposition of Assets                          (326)             0
                                                        ------------   ------------
  CASH PROVIDED FROM OPERATIONS BEFORE CHANGES
    IN ASSETS AND LIABILITIES                               9,345          8,534
    Changes in Assets and Liabilities Net of
      Effects of Acquisitions and Dispositions:
    (Increase) Decrease in:
      Receivables                                          (1,085)        (1,758)
      Inventories                                             243           (447)
    Increase (Decrease) in:
    Accounts Payable and Accrued Taxes                     (1,764)          (600)
    Advanced Billings & Deposits                             (155)          (277)
    Deferred Income Taxes and Credits                         (32)           (72)
    Other                                                      10           (388)
                                                       ------------   ------------
  Net Cash Provided by Operating Activities                 6,562          4,992
                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant & Equipment                (17,795)        (1,656)
  Additions  to Intangible Assets                         (23,560)        (1,057)
  Increase in Note Receivable and Investments                 (41)           (43)
  Decrease in Temporary Cash Investments                        0          5,899
  Proceeds from Sale of Assets                                397              0
                                                       ------------   ------------
  Net Cash Provided by(Used in) Investing Activities      (40,999)         3,143
                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of  Debt                                         (51)          (101)
  Increase in Long-Term Debt                               40,000              0
  Proceeds from Issuance of Common Stock                      100            303
  Acquisition of Common Stock                              (5,773)        (3,612)
  Dividends Paid                                           (2,803)        (2,811)
                                                       ------------   ------------
  Net Cash Provided by(Used in) Financing Activities       31,473         (6,221)
                                                       ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,964)         1,914

CASH AND CASH EQUIVALENTS At Beginning of Year              2,954          4,517
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS At End of Period                   ($10)       $6,431
                                                       ------------   ------------
                                                       ------------   ------------

       The accompanying notes are an integral part of the financial statements.

                              HICKORY TECH CORPORATION
                                    JUNE 30, 1997
                            PART 1. FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
         The preceding, not audited, Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows include all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

NOTE 1.  BASIS OF CONSOLIDATION
         The Registrant is a communications holding company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its eight wholly-owned operating subsidiaries. The companies and operations of the Registrant are grouped into four primary lines of business.

         MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC., AMANA COLONIES TELEPHONE COMPANY, and HEARTLAND TELECOMMUNICATIONS COMPANY OF IOWA are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. It also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. These five subsidiaries comprise the Registrant's Telephone Sector.

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

        COLLINS COMMUNICATIONS SYSTEMS CO. (Collins) sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area. Collins primarily installs and maintains Nortel PBX and key system equipment and integrated software. The Registrant's Equipment Sales Sector is comprised of this subsidiary.

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

         Certain balances for 1996 have been restated to conform with presentation of 1997. In the quarter ended June 30, 1996 and the six month period ended June 30, 1996, $546,000 and $1,167,000 respectively, of revenues associated with Equipment Sales in southern Minnesota and Iowa were reclassified from the Equipment Sales Sector to the Telephone Sector. This reclassification more closely matches the Company's management reporting lines. Total revenues and all other subtotals of the Consolidated Income Statement remain unchanged.

NOTE 2.  EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
         Earnings per common share are based on the weighted average number of shares of common stock equivalents outstanding during all periods. For the quarter ended June 30, 1997, the earnings per common share calculation was based on 4,613,091 shares. For the six months ended June 30, 1997, the calculation was based on 4,662,495 shares. For the quarter ended June 30, 1996, the earnings per common share calculation was based on 5,081,645 shares. For the six months ended June 30, 1996, the calculation was based on 5,101,992 shares. The number of shares outstanding on June 30, 1997 was 4,592,543.

         Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 1997 and 1996 were as follows:


      SHARES OUTSTANDING ON RECORD DATE                1997           1996
      ---------------------------------           ---------      ---------

                    1st Quarter (Feb 15)          4,733,981      5,121,873
                    2nd Quarter (May 15)          4,608,924      5,098,119


NOTE 3.  INVENTORIES
    Inventories are stated at the lower of average cost or market and consist of the following:


              (IN THOUSANDS)           6/30/97   12/31/96
              ---------------         --------   --------

              Finished Goods              $188     $  211
              Work in Process              195        156
              Materials and Supplies     2,233      2,492
              ---------------         --------   --------
              Total                    $  2,616  $  2,859
              ---------------         --------   --------
              ---------------         --------   --------

NOTE 4.  COMMON STOCK
         The Registrant's common stock has no par value. There are 25,000,000 shares authorized. There were 4,592,543 shares outstanding on June 30, 1997, and 4,790,229 shares outstanding on December 31, 1996.

         Pursuant to the Retainer Stock Plan for Directors, 264 shares of common stock were issued in place of retainers to three members of the Registrant's Board of Directors on March 31, 1997 and 270 shares were issued to three Directors on June 30, 1997. Pursuant to a long-term incentive award plan for officers, 3,155 shares of common stock were issued to officers of the Registrant. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue.

         During the six months ended June 30, 1997, 201,375 shares of common stock were retired at a cost of $5,774,293.

          On January 29, 1997, the Board of Directors of the Registrant adopted a new share repurchase program authorizing the Registrant to repurchase up to 500,000 additional shares, which represented 10.8% of its outstanding common stock. This new repurchase program follows the repurchase program which the Registrant announced on April 8, 1996. Due to the successful completion of the initial repurchase program in February 1997, the Registrant began the new repurchase program effective February 17, 1997. This program was reported on Form 8-K dated February 17, 1997.

NOTE 5.  CORPORATE DEVELOPMENT
         On January 31, 1997, the Registrant sold the assets associated with its cable television operations to Woodstock LLC. The Registrant recorded a gain on the sale of the assets of $326,000.

         On April 10, 1997, the Registrant acquired the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The new exchanges are reported as operations of Heartland Telecommunications Company of Iowa, a wholly-owned subsidiary of the Registrant. The acquisition was structured as a purchase of telephone assets from US West. The acquisition was financed by new long-term debt instruments from seven institutional investors in a private debt placement. A total of $40,000,000 in senior unsecured notes was funded. This acquisition was reported on Form 8-K dated April 25, 1997.

NOTE 6.  OTHER
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1996 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Consolidated net income for the quarter ended June 30, 1997, was 45.4% higher than the same period in 1996, as illustrated by the following table:


    NET INCOME (thousands)        1997      1996      1995      1994
    ----------------------        ------    ------    ------    ------

    1st  Quarter                  $2,722    $2,416    $2,221    $2,121
    2nd  Quarter                  $3,156    $2,171    $2,505    $2,255


         Operating Revenues were 21.1% higher for the quarter ended June 30, 1997, than for the quarter ended June 30, 1996, as illustrated by the following table:


    OPERATING REVENUES (thousands)     1997      1996      1995      1994
    ------------------------------     -------   -------   -------   -------

    1st  Quarter                       $17,490   $15,541   $14,647   $14,095
    2nd  Quarter                       $19,299   $15,942   $15,573   $14,589


A.  Material changes in results of operations:

    1. TELEPHONE - Operating Revenues for the second quarter of 1997 increased $2,699,000 or 31.6% compared with the same period in 1996. For the six months ended June 30, 1997, Operating Revenues were $3,170,000 or 18.6% higher than the same period in 1996. The primary contributors to the revenue growth include the commencement of Heartland Telecommunications Company of Iowa operations on April 10, 1997, new fiber optic cable networks providing additional toll transport revenue, access line growth and minutes of use growth. Without the commencement of Heartland Telecommunications Company of Iowa operations, Operating Revenues would have increased $1,255,000 or 7.3% for the first six months of 1997 compared to the same period in 1996.

    2. BILLING AND DATA SERVICES - Operating Revenues for the second quarter of 1997 increased $182,000 or 8.6% compared with the same period in 1996. For the six months ended June 30, 1997, Operating Revenues were $188,000 or 3.9% lower than the six months ended June 30, 1996. The increase in the second quarter can be attributed to increased messages processed for an international long distance carrier, now in the local exchange telephone business, and an increase in the long distance reseller business. The decline in Operating Revenues for the six month period ending June 30, 1997 was mostly due to activities in the first quarter of 1997. During first quarter 1997, revenues attributed to contract programming services were $302,000 lower as compared to the same period in the prior year. Although the revenues were lower, the higher margins associated with processing the sector's growing volume of service bureau transactions resulted in a significant increase in profitability for this sector.

    3. EQUIPMENT SALES - Operating Revenues for this sector for the quarter ended June 30, 1997 decreased $31,000 or 0.9% compared with the quarter ended June 30, 1996. For the six months ended June 30, 1997, Operating Revenues were $1,681,000 or 26.6% higher than the same period in 1996. This six month period increase in Operating Revenues was a result of a $827,000 increase in new phone system installations and $852,000 increase in phone system moves, adds and changes (MAC) over the first six months of 1996. The Equipment Sales Sector experienced considerable customer base growth in 1996 that has assisted in the higher margin MAC activity in the first six months of 1997.

    4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended June 30, 1997 increased $507,000 or 29.4% compared with the second quarter of 1996. For the six months ended June 30, 1997, Operating Revenues were $643,000 or 19.5% higher than the six months ended June 30, 1996. Standard Product Sales increased $580,000 as compared to 1996's first six months. Standard Product Sales are sold at a higher margin than Original Equipment Manufacturer (OEM) Sales. The OEM Sales were flat as compared to the same period in 1996. The sector generated a net profit of $121,000 for the first six months of 1997, compared to a net loss of $128,000 for the same period in 1996.

    5. COST OF SALES - Cost of Sales increased $429,000 or 12.0% for the quarter ended June 30, 1997, compared with the same period in 1996. For the six months ended June 30, 1997, Cost of Sales were $1,890,000 or 29.3% higher than the six months ended June 30, 1996. Through the first six months of 1997, Operating Revenues for the two sectors (Equipment Sales and Telecommunications Product Development) which generated most of the Cost of Sales increased $2,324,000 or 24.2% compared with Operating Revenues during the six months ended June 30, 1996. In terms of percentage of Operating Revenues from these two sectors, Cost of Sales was 69.8% for the six months ended June 30, 1997, compared to 67.1% for the same period in 1996. Operating margins have been satisfactory to management, considering the new business development for Collins and DTI.

         6. OPERATING EXPENSES - Operating Expenses for the quarter ended June 30, 1997, increased $739,000 or 10.9% compared with the same period in 1996. For the six months ended June 30, 1997, Operating Expenses were $802,000 or 5.8% higher than the six months ended June 30, 1996. Heartland Telecommunications Company of Iowa's Operating Expenses were $635,000 for the period of April 10, 1997 through June 30, 1997. Without the addition Heartland Telecommunications Company of Iowa's Operating Expense, the first six months would have only increased $167,000 or 1.2%. This minimal increase is a result of various cost control measures implemented in 1996. Operating Expense curtailment has been particularly effective in the Billing and Data Services and the Telecommunications Product Development Sectors.

    7. DEPRECIATION - Depreciation expense for the quarter ended June 30, 1997 was $366,000 or 26.9% higher than for the same period ended June 30, 1996. For the six months ended June 30, 1997, Depreciation expense was $404,000 or 14.7% higher than for the same period in 1996. The increase is due to the new operations of Heartland Telecommunications Company of Iowa that incurred $312,000 in Depreciation expense in the six months ended June 30, 1997.

     8. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended June 30, 1997, was $530,000 lower than for the quarter ended June 30, 1996. For the six months ended June 30, 1997, Amortization was $634,000 lower than for the same period in 1996. In the second quarter 1996, the Registrant accelerated the amortization of capitalized software costs in its Billing and Data Services Sector, which resulted in a nonrecurring expense of $573,000.

    9. OTHER INCOME - Other Income increased $180,000 or 74.7% for the quarter ended June 30, 1997, compared to the same period last year. For the six months ended June 30, 1997, Other Income was $213,000 higher than for the same period in 1996. Gain on the sale of cable television assets of $326,000, Equity in Cellular Partnership income increase of $130,000, miscellaneous income increase of $270,000, and offsets of provision for losses on note receivable and investments of $375,000 were the contributors to the balance.

    INTEREST EXPENSE - Interest Expense increased $622,000 for the quarter ended June 30, 1997, compared to the same period last year. For the six months ended June 30, 1997, Interest Expense was $583,000 higher than for the same period in 1996. The increase in Interest Expense was due to the Registrant securing $40,000,000 long-term debt instruments in April 1997 for the acquisition of the US West telephone exchanges in Iowa which are operated as Heartland Telecommunications Company of Iowa.

B.  Material changes in financial condition:
    1. CASH FLOWS - Cash and Cash Equivalents decreased $2,964,000 for the six months ended June 30, 1997, compared with an increase of $1,914,000 for the same period in 1996. The primary sources of cash in 1997 were from the securing of long term debt instruments of $40,000,000 and from the Registrant's internal operations. The primary uses of cash in the first six months of 1997 were the acquisition of the US West telephone exchanges in Iowa for $35,271,00 and the Registrant's stock repurchase program which required $5,773,000. Additions to Property, Plant and Equipment required $4,846,000 in 1997 and $1,656,000 in 1996. Dividends paid for the first six months were $2,803,000 in 1997 compared to $2,811,000 for the same period in 1996. The 0.3% decrease was due to a combination of a $0.05 or 9.1% per share increase in dividends paid, offset by a 877,087 or an average of 8.6% decrease in the number of shares outstanding on the respective record dates.

    2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $6,182,000 as of June 30, 1997, compared to a working capital surplus of $6,279,000 as of December 31, 1996. The ratio of current assets to current liabilities was 1.6:1.0 as of June 30, 1997.
    3. LONG-TERM DEBT - The Registrant's Long-Term Debt as of June 30, 1997, was $41,038,000.
     On April 8, 1997, the Registrant secured new $40,000,000 long-term debt instruments with 15 year maturities to fund the $35,271,000 acquisition of the Iowa - US West telephone exchanges. The new long-term debt will accrue interest at 7.11%. No principal payments are due during the first four years.
     In addition, the Registrant has $1,038,000 of outstanding long term debt that was secured in the 1970's with Rural Utilities Service (RUS) for the financing of telephone property, plant and equipment of Mid-Communications, Inc. Due to accumulated principal prepayment credits with RUS, the Registrant has not recorded current maturities on the long-term debt. The accumulated prepayment credits will be applied to the long-term debt payments over the next twelve months. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. No material liquidity problems are anticipated from the long-term funding of the debts maturing in 2003 through 2007.
     In July 1996, the Registrant secured a $10,000,000 line of credit arrangement. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at a variable annual rate equal to 150 basis points in excess of the 30 day LIBOR rate. On June 30, 1997, the Registrant had no advances against this line of credit.

    4. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed seven acquisitions in the previous six years which were funded out of existing cash balances. The April 1997 acquisition of Iowa rural telephone assets from US West required external debt financing. Growth plans and acquisitions in the future will require additional debt financing. Should the Registrant have a need to secure additional senior debt financing as a result of pursuing additional corporate acquisitions, the Registrant has been assured by its financial capital sources that no difficulty should be anticipated.
     The Registrant's stock repurchase program has been funded with internal cash and advances on the line of credit to date. It is anticipated the same sources will be utilized for financing future stock repurchases.

                               HICKORY TECH CORPORATION
                                    June 30, 1997
                              PART II. OTHER INFORMATION
                              --------------------------

Item 1.  LEGAL PROCEEDINGS.
         None.

Item 2.  CHANGES IN SECURITIES.
         None.

Item 3.  DEFAULT UPON SENIOR SECURITIES.
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a.   The annual shareholders' meeting was held on April 14, 1997.

         b. Two directors were elected to serve three year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

                                                                 BROKER
           DIRECTOR              FOR        AGAINST   WITHHELD  NONVOTES
      -------------------     ---------     -------   --------  --------

      Lyle T. Bosacker        3,506,910      62,278       290    None
      Brett M. Taylor,        3,501,726      65,326     2,426    None


    The other directors of the Registrant are as follows:

      Robert D. Alton, Jr.                       Lyle G. Jacobson
      Robert K. Else                             R. Wynn Kearney, Jr.
      James H. Holdrege                          Starr J. Kirklin

         c. Olsen Thielen & Co., Ltd. was also confirmed as the auditors for the Registrant for 1997 at the annual meeting. The votes regarding the selection of the auditors were as follows:


                                                       BROKER
               FOR     AGAINST         ABSTAIN        NONVOTES
               ---     -------         -------        --------

         3,726,194     13,884           28,462          None


Item 5.  OTHER INFORMATION.
         None.

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         On July 30, 1997, the Registrant filed a Form 8-K. Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements and Exhibits) were reported on the Form 8-K. The Form 8-K reported that on July 15, 1997, the Company sold its exclusive DirecTV distribution rights in seven counties in southern Minnesota to Golden Sky Systems, Inc. of Kansas City, Missouri in exchange for approximately $7.2 million in cash. The DirecTV distribution rights were acquired by the Registrant in 1993 and had a net asset value of approximately $900,000 as of July 15, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:   August  13, 1997                         HICKORY TECH CORPORATION
         ----------------


         By      /s/ Robert D. Alton, Jr.
             ----------------------------------------------------------------
                 Robert D. Alton, Jr., Chief Executive Officer





         By        /s/ David A. Christensen
             ----------------------------------------------------------------
                 David A. Christensen, Chief Financial Officer