Form 10-Q
period 1997-09-30
HICKORY TECH CORP
filed 1997-11-12
CIK 766561

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                                -----------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------------------------



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,534,146 shares of no par common stock as of September 30, 1997.

                            HICKORY TECH CORPORATION
                               SEPTEMBER 30, 1997

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                          CONSOLIDATED INCOME STATEMENT
                                  (NOT AUDITED)



In Thousands                          For Quarter Ended    For 9 Months Ended
                                     -------------------  --------------------
                                     9-30-97   9-30-96    9-30-97     9-30-96
                                     --------   --------  --------    --------
OPERATING REVENUES
     Telephone                        $11,166    $8,276   $31,414      $25,354
     Billing and Data Services          2,284     2,256     6,892        7,052
     Equipment Sales                    3,805     4,455    11,805       10,774
     Telecom. Product Development       2,250     1,652     6,183        4,942
                                     --------   -------   -------     --------
     TOTAL OPERATING REVENUES          19,505    16,639    56,294       48,122

COSTS AND EXPENSES
     Cost of Sales                      4,066     4,260    12,401       10,705
     Operating Expenses                 8,110     6,507    22,854       20,319
     Depreciation                       1,780     1,315     4,932        4,063
     Amortization of Intangibles          323       310       873        1,494
                                     --------   -------   -------     --------

     TOTAL COSTS AND EXPENSES          14,279    12,392    41,060       36,581
                                     --------   -------   -------     --------

     OPERATING INCOME                   5,226     4,247    15,234       11,541


     OTHER INCOME                         506       202     1,259          612
     GAIN ON SALE OF DIRECTV ASSETS     6,345         -     6,345            -
     INTEREST EXPENSE                    (685)       (7)   (1,405)        (144)
                                     --------   -------   -------     --------

     INCOME BEFORE INCOME TAXES        11,392     4,442    21,433       12,009

     INCOME TAXES                       4,730     1,809     8,893        4,789
                                     --------   -------   -------     --------


     CONSOLIDATED NET INCOME           $6,662    $2,633   $12,540       $7,220
                                     --------   -------   -------     --------
                                     --------   -------   -------     --------

     EARNINGS PER SHARE                 $1.46     $0.54     $2.71        $1.43

     DIVIDENDS PER SHARE                $0.30    $0.275     $0.90       $0.825


The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                               SEPTEMBER 30, 1997
                    CONSOLIDATED BALANCE SHEET (NOT AUDITED)

In Thousands                                        9/30/97       12/31/96
                                                  ----------     ----------
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                        $2,228         $2,954
     Receivables, Net of Allowance                    13,847         10,782
     Inventories                                       2,368          2,859
     Deferred Tax Benefit and Other                    1,271          1,372
                                                  ----------     ----------
          TOTAL CURRENT ASSETS                        19,714         17,967
INVESTMENTS                                            3,379          2,980

PROPERTY, PLANT & EQUIPMENT:
     Telecommunications Plant                        108,375         78,132
     Other Property and Equipment                     10,340          9,464
                                                  ----------     ----------
          TOTAL                                      118,715         87,596
       Less Accumulated Depreciation                  62,434         46,723
                                                  ----------     ----------
          NET PROPERTY, PLANT AND EQUIPMENT           56,281         40,873

OTHER ASSETS:
     Intangible Assets                                30,612          8,735
     Note Receivable                                      65            230
     Miscellaneous                                       480            478
                                                  ----------     ----------
          TOTAL OTHER ASSETS                          31,157          9,443
                                                  ----------     ----------
TOTAL ASSETS                                        $110,531        $71,263
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable and Accrued Taxes               $7,622         $9,396
     Advanced Billings & Deposits                      2,297          2,080
     Current Maturities of Long-Term Debt                  -            212
                                                  ----------     ----------
          TOTAL CURRENT LIABILITIES                    9,919         11,688

LONG-TERM DEBT, NET OF CURRENT MATURITIES             41,038            877

DEFERRED CREDITS:
     Income Taxes and Credits                          2,872          2,921
     Compensation Benefits and Other                   3,105          3,150
                                                  ----------     ----------
          TOTAL DEFERRED CREDITS                       5,977          6,071

SHAREHOLDERS' EQUITY:
     Common Stock                                        453            479
     Additional Paid-In Capital                        1,983          1,778
     Reinvested Earnings                              51,161         50,370
                                                  ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY                  53,597         52,627
                                                  ----------     ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $110,531        $71,263
                                                  ----------     ----------
                                                  ----------     ----------


The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                               SEPTEMBER 30, 1997
               CONSOLIDATED STATEMENT OF CASH FLOWS (NOT AUDITED)

                                                         For the Nine Months Ended
In Thousands                                                9/30/97     9/30/96
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                               $12,540      $7,220
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      Depreciation and Amortization                           5,937       5,721
      Equity in Subsidiary Income                              (569)       (419)
      Provision for Losses on Notes Rec. & Investments          375         195
      Gain from Disposition of Assets                        (6,886)          0
      Changes in Assets and Liabilities Net of
        Effects of Acquisitions and Dispositions:
       (Increase) Decrease in:
         Receivables                                         (3,065)     (1,598)
         Inventories                                            491        (332)
      Increase (Decrease) in:
         Accounts Payable and Accrued Taxes                  (1,774)     (1,434)
         Advanced Billings & Deposits                           217          19
         Deferred Income Taxes and Credits                      (49)         60
         Other                                                   54        (401)
                                                          ---------   ---------
      Net Cash Provided by Operating Activities               7,271       9,031
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment                 (21,119)     (3,936)
   Additions  to Intangible Assets                          (22,750)     (1,071)
   (Increase) Decrease in Note Receivable and Investments       (40)        118
   Decrease in Temporary Cash Investments                         0       7,176
   Proceeds from Sale of Assets                               7,533           0
                                                          ---------   ---------
      Net Cash Provided by (Used in) Investing Activities   (36,376)      2,287
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of  Debt                                          (51)       (153)
   Increase in Long-Term Debt                                40,000           0
   Proceeds from Issuance of Common Stock                       309         549
   Acquisition of Common Stock                               (7,711)     (8,810)
   Dividends Paid                                            (4,168)     (4,155)
                                                          ---------   ---------
      Net Cash Provided by (Used in) Financing Activities    28,379     (12,569)
                                                          ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (726)     (1,251)

CASH AND CASH EQUIVALENTS At Beginning of Year                2,954       4,517
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS At End of Period                   $2,228      $3,266
                                                          ---------   ---------
                                                          ---------   ---------

The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                               SEPTEMBER 30, 1997
                          PART 1. FINANCIAL INFORMATION

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

          MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC., AMANA COLONIES TELEPHONE COMPANY and HEARTLAND TELECOMMUNICATIONS COMPANY OF IOWA are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. It also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. These five subsidiaries comprise the Registrant's Telephone Sector.

          NATIONAL INDEPENDENT BILLING, INC.(NIBI)(formerly COMPUTOSERVICE, INC.) provides data processing service to local telephone companies, interexchange long distance companies and enhanced service providers throughout the United States. NIBI also provides standard batch processing of telephone billing and rating in large volume applications, as well as specialized contract data processing services. During the third quarter 1997, NIBI was merged with its parent Computoservice, Inc. (CSI). CSI's name was then changed to NIBI.
The operations of NIBI constitute the Registrant's Billing and Data Services Sector.

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

          Certain balances for 1996 have been restated to conform with presentation of 1997 balances. In the quarter ended September 30, 1996 and the nine month period ended September 30, 1996, $601,000 and $1,768,000 respectively, of revenues associated with Equipment Sales in southern Minnesota and Iowa were reclassified from the Equipment Sales Sector to the Telephone Sector. This reclassification more closely matches the Registrant's management reporting lines. Total revenues and all other subtotals of the Consolidated Income Statement remain unchanged.


NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

          Earnings per common share are based on the weighted average number of shares of common stock outstanding during all periods. For the quarter ended September 30, 1997, the earnings per common share calculation was based on 4,558,131 shares. For the nine months ended September 30, 1997, the calculation was based on 4,627,579 shares. For the quarter ended September 30, 1996, the earnings per common share calculation was based on 4,893,604 shares. For the nine months ended September 30, 1996, the calculation was based on 5,032,022 shares. Shares outstanding on September 30, 1997 were 4,534,146.

     Cash dividends are based on the number of common shares outstanding at the respective record dates. Shares outstanding as of the record date for the first, second and third quarters of 1997 and 1996 were as follows:

   Shares Outstanding on Record Date         1997           1996
   --------------------------------     ---------      ---------
               1st Quarter (Feb 15)     4,733,981      5,121,873
               2nd Quarter (May 15)     4,608,924      5,098,119
               3rd Quarter (Aug 15)     4,551,550      4,890,679


NOTE 3.   INVENTORIES

          Inventories are stated at the lower of average cost or market and consist of the following:

          (In Thousands)              9/30/97    12/31/96
          --------------              -------    --------
          Finished Goods              $   200    $    211
          Work in Process                 112         156
          Materials and Supplies        2,056       2,492
                                      -------    --------

          Total                       $ 2,368    $  2,859
                                      -------    --------
                                      -------    --------


NOTE 4.   COMMON STOCK

          The Registrant's no par value common stock has a stated value of $.10 per share. There are 25,000,000 shares authorized. There were 4,534,146 shares outstanding on September 30, 1997, and 4,790,229 shares outstanding on December 31, 1996.

          Pursuant to the Employee Stock Purchase Plan, 9,426 shares of common stock were issued on September 1, 1997 to the employees who participated in the plan.

          Pursuant to the Retainer Stock Plan for Directors, 264 shares of common stock were issued in place of retainers to three members of the Registrant's Board of Directors on March 31, 1997, 270 shares were issued to three Directors on June 30, 1997 and 234 shares were issued to three Directors on September 30, 1997. Pursuant to a long-term incentive award plan for officers, 3,155 shares of common stock were issued to officers of the Registrant. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue.

          During the nine months ended September 30, 1997, 269,432 shares of common stock were retired at a cost of $7,710,698. The common stock repurchases were conducted under the Registrants ongoing repurchase program. This program was reported on Form 8-K dated February 17, 1997.


NOTE 5.   CORPORATE DEVELOPMENT

          On July 15, 1997, the Registrant sold its exclusive DirecTV distribution rights in seven counties in southern Minnesota, along with related assets, to Golden Sky Systems, Inc. The Registrant recorded a gain on the sale of the assets of $6,345,000. The sale was reported on Form 8-K dated July 15, 1997.

          On April 10, 1997, the Registrant acquired the assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The new exchanges are reported as operations of Heartland Telecommunications Company of Iowa, a wholly-owned subsidiary of the Registrant. The acquisition was structured as a purchase of telephone assets from US West. The acquisition was financed by new long-term debt instruments from seven institutional investors in a private debt placement. A total of $40,000,000 in senior unsecured notes was funded. This acquisition was reported on Form 8-K dated April 25, 1997. Approximately six months of operations of newly acquired telephone property are included in the financial statements for the period ending September 30, 1997.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Consolidated net income for the quarter ended September 30, 1997, was 153.0% higher than the same period in 1996, as illustrated by the following table. The same period increase would have been 11.7% without the $3,720,000 after-tax gain on sale of DirecTV assets in the third quarter 1997.

     NET INCOME (thousands)           1997     1996      1995      1994
     ----------------------           ----     ----      ----      ----
     1st  Quarter                   $2,722   $2,416    $2,221    $2,121
     2nd  Quarter                   $3,156   $2,171    $2,505    $2,255
     3rd  Quarter                   $6,662   $2,633    $2,376    $2,223

     Operating Revenues were 17.2% higher for the quarter ended September 30, 1997, than for the quarter ended September 30, 1996, as illustrated by the following table:

     OPERATING REVENUES (thousands)   1997      1996      1995      1994
     ------------------------------   ----      ----      ----      ----
     1st  Quarter                  $17,490   $15,541   $14,647   $14,095
     2nd  Quarter                  $19,299   $15,942   $15,573   $14,589
     3rd  Quarter                  $19,505   $16,639   $15,871   $14,604

A.        Material changes in results of operations:


          1. TELEPHONE - Operating Revenues for the third quarter of 1997 increased $2,890,000 or 34.9% compared with the same period in 1996. For the nine months ended September 30, 1997, Operating Revenues were $6,060,000 or 23.9% higher than the same period in 1996. The primary contributors to the revenue growth include the April 1997 addition of Heartland Telecommunications Company of Iowa, new fiber optic cable networks providing additional toll transport revenue, access line growth and minutes of use growth. Without the April addition of Heartland Telecommunications Company of Iowa, Operating Revenues would have increased $1,876,000 or 7.4% for the first nine months of 1997 compared to the same period in 1996. Net profits from this line of business follows a similar pattern with a first nine month period of 1997 increase of 20.5% as compared to the same period of 1996 and 8.2% increase without the impact of Heartland Telecommunications Company of Iowa for the same nine month period.

          2. BILLING AND DATA SERVICES - Operating Revenues for the third quarter of 1997 increased $28,000 or 1.2% compared with the same period in 1996. For the nine months ended September 30, 1997, Operating Revenues were $160,000 or 2.3% lower than the nine months ended September 30, 1996. The increase in the third quarter can be attributed to increased messages processed for an international long distance carrier, now in the local exchange telephone business, and an increase in the long distance reseller business. The decline in Operating Revenues for the nine month period ending September 30, 1997 was mostly due to activities in the first quarter of 1997. During first quarter 1997, revenues attributed to contract programming services were $302,000 lower as compared to the same period in the prior year. Although the revenues were lower, the higher margins associated with processing the sector's growing volume of service bureau transactions resulted in a significant increase in profitability for this sector. The Billing and Data Services net profit was $720,000 for the nine months ended September 30, 1997 as compared to $99,000 for the same period in 1996.

          3. EQUIPMENT SALES - Operating Revenues for this sector for the quarter ended September 30, 1997 decreased $650,000 or 14.6% compared with the quarter ended September 30, 1996. For the nine months ended September 30, 1997, Operating Revenues were $1,031,000 or 9.6% higher than the same period in 1996. The decrease in the third quarter is the result of one large ($1 million) new phone system installation contract with a metropolitan school district in 1996 versus 1997. The nine month period increase in Operating Revenues was a result of a $202,000 increase in new phone system installations and $761,000 increase in phone system moves, adds and changes (MAC) over the first nine months of 1996. The Equipment Sales Sector experienced considerable customer base growth in 1996 that has assisted in the higher margin MAC activity in the first nine months of 1997. Equipment Sales had a net profit 2.8% higher for the nine months ended September 30, 1997 as compared to the same period in 1996.

          4. TELECOMMUNICATIONS PRODUCT DEVELOPMENT - Operating Revenues for the quarter ended September 30, 1997 increased $598,000 or 36.2% compared with the third quarter of 1996. For the nine months ended September 30, 1997, Operating Revenues were $1,241,000 or 25.1% higher than the nine months ended September 30, 1996. Standard Product Sales increased $723,000 as compared to 1996's first nine months. Standard Product Sales are sold at a higher margin than Original Equipment Manufacturer (OEM) Sales. The OEM Sales increased $589,000 as compared to the same period in 1996. The sector generated a net profit of $332,000 for the first nine months of 1997, compared to a net loss of $205,000 for the same period in 1996.

          5. COST OF SALES - Cost of Sales decreased $194,000 or 4.6% for the quarter ended September 30, 1997, compared with the same period in 1996. For the nine months ended September 30, 1997, Cost of Sales were $1,696,000 or 15.8% higher than the nine months ended September 30, 1996. Through the first nine months of 1997, Operating Revenues for the two sectors (Equipment Sales and Telecommunications Product Development) which generated most of the Cost of Sales increased $2,272,000 or 14.5% compared with Operating Revenues during the nine months ended September 30, 1996. In terms of percentage of Operating Revenues from these two sectors, Cost of Sales was 60.0% for the nine months ended September 30, 1997, compared to 61.1% for the same period in 1996.

          6. OPERATING EXPENSES - Operating Expenses for the quarter ended September 30, 1997, increased $1,603,000 or 24.6% compared with the same period in 1996. For the nine months ended September 30, 1997, Operating Expenses were $2,535,000 or 12.5% higher than the nine months ended September 30, 1996. Heartland Telecommunications Company of Iowa's Operating Expenses were $1,553,000 for the period of April 10, 1997 through September 30, 1997. The Billing and Data Services Sector had a nonrecurring expenditure of $750,000 in third quarter 1997 as a result of establishing a relationship with SePRO Telecom International Limited of Dublin, Ireland, for a new software product platform. Without the addition of Heartland Telecommunications Company of Iowa's Operating Expense and the Billing and Data Services Sector's nonrecurring expenditure, the first nine months would have increased $232,000 or 1.1%. This minimal increase is a result of various cost control measures implemented in 1996. Operating Expense curtailment has been particularly effective in the Billing and Data Services and the Telecommunications Product Development Sectors.

          7. DEPRECIATION - Depreciation expense for the quarter ended September 30, 1997 was $465,000 or 35.4% higher than for the same period ended September 30, 1996. For the nine months ended September 30, 1997, Depreciation expense was $869,000 or 21.4% higher than for the same period in 1996. The increase is due to the new operations of Heartland Telecommunications Company of Iowa that incurred $676,000 in Depreciation expense for the period of April 10, 1997 through September 30, 1997.

          8. AMORTIZATION OF INTANGIBLES - Amortization for the quarter ended September 30, 1997, was $13,000 higher than for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, Amortization was $621,000 lower than for the same period in 1996. In the second quarter 1996, the Registrant accelerated the amortization of capitalized software costs in its Billing and Data Services Sector, which resulted in a nonrecurring expense of $573,000.

          9. OTHER INCOME - Other Income increased $304,000 or 150.5% for the quarter ended September 30, 1997, compared to the same period last year. For the nine months ended September 30, 1997, Other Income was $647,000 or 105.7% higher than for the same period in 1996. These increases are primarily due to increases in partnership income (equity basis) from cellular operations and gains on sales of assets in the ordinary course of business.

          10. GAIN ON SALE OF DIRECTV ASSETS - Gain on sale of DirecTV assets includes the gain from the sale of the DirecTV distribution rights of $6,345,000 from proceeds totaling $7,136,000.

          11. INTEREST EXPENSE - Interest Expense increased $678,000 for the quarter ended September 30, 1997, compared to the same period last year. For the nine months ended September 30, 1997, Interest Expense was $1,261,000 higher than for the same period in 1996. The increase in Interest Expense was due to the Registrant securing $40,000,000 long-term debt instruments in April 1997 for the acquisition of the US West telephone exchanges in Iowa which are operated as Heartland Telecommunications Company of Iowa.

B.        Material changes in financial condition:

          1. CASH FLOWS - Cash and Cash Equivalents decreased $726,000 for the nine months ended September 30, 1997, compared with a decrease of $1,251,000 for the same period in 1996. The primary sources of cash in 1997 were the securing of long-term debt instruments of $40,000,000, sale of DirecTV distribution rights of $7,136,000 and the Registrant's internal operations. The primary uses of cash in the first nine months of 1997 were the acquisition of the US West telephone exchanges in Iowa for $35,271,00 and the Registrant's stock repurchase program which required $7,711,000. Additions to Property, Plant and Equipment required $8,170,000 in 1997 and $3,936,000 in 1996. Dividends paid for the first nine months were $4,168,000 in 1997 compared to $4,155,000 for the same period in 1996. The 0.3% increase was due to a combination of a $0.075 or 9.1% per share increase in dividends paid, offset by a 1,216,216 or an average of 8.0% decrease in the number of shares outstanding on the respective record dates.

          2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $9,795,000 as of September 30, 1997, compared to a working capital surplus of $6,279,000 as of December 31, 1996. The ratio of current assets to current liabilities was 2.0:1.0 as of September 30, 1997.

          3. LONG-TERM DEBT - The Registrant's Long-Term Debt as of September 30, 1997, was $41,038,000.

          On April 8, 1997, the Registrant secured new $40,000,000 long-term debt instruments with 15 year maturities to fund the $35,271,000 acquisition of the Iowa - US West telephone exchanges. The new long-term debt will accrue interest at 7.11%. No principal payments are due during the first four years.

          In addition, the Registrant has $1,038,000 of outstanding long-term debt that was secured in the 1970's with Rural Utilities Service (RUS) for the financing of telephone property, plant and equipment of Mid-Communications, Inc. Due to accumulated principal prepayment credits with RUS, the Registrant has not recorded current maturities on the long-term debt. The accumulated prepayment credits will be applied to the long-term debt payments over the next twelve months. This debt has final maturities at various times in 2003 through 2007 with interim sinking fund payments. Currently debt service is being funded out of operations. No material liquidity problems are anticipated from the long-term funding of the debts maturing in 2003 through 2007.

          In July 1997, the Registrant renewed a $10,000,000 line of credit arrangement. This line of credit will be used for general corporate purposes and as bridge financing for future acquisition activity. The line of credit provides for borrowing at a variable daily rate equal to 100 basis points over eurodollar benchmark (similar to LIBOR). On September 30, 1997, the Registrant had no advances against this line of credit.

          4. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed several acquisitions in the previous six years which were funded out of existing cash balances. The April 1997 acquisition of Iowa rural telephone assets from US West required external debt financing. Growth plans and acquisitions in the future will require additional debt financing. Should the Registrant have a need to secure additional senior debt financing as a result of pursuing additional corporate acquisitions, the Registrant has been assured by its financial capital sources that no difficulty should be anticipated.

          The Registrant's stock repurchase program has been funded with internal cash and advances on the line of credit to date. It is anticipated the same sources will be utilized for financing future stock repurchases.

                            HICKORY TECH CORPORATION
                               September 30, 1997
                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
          None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          None.

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

Dated:    November  12, 1997            HICKORY TECH CORPORATION
          ------------------


          By      /s/ Robert D. Alton, Jr.
               ----------------------------------------------------------------
                  Robert D. Alton, Jr., Chief Executive Officer





          By      /s/ David A. Christensen
               ----------------------------------------------------------------
                  David A. Christensen, Chief Financial Officer