Form 10-K405
period 1997-12-31
HICKORY TECH CORP
filed 1998-03-30
CIK 766561

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                          COMMISSION FILE NUMBER:  0-13721

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HICKORY TECH CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                 MINNESOTA                             41-1524393
     ------------------------------                -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                              221 EAST HICKORY STREET
                                   P.O. BOX 3248
                             MANKATO, MINNESOTA  56002

               (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  800-326-5789

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                COMMON STOCK, NO PAR
                                --------------------
                                   TITLE OF CLASS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X      No
                                                        ---       ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of March 6, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $160,915,381 (exclusive of voting stock owned by Registrant's Directors and Officers).

     The total number of shares outstanding of the Registrant's common stock as of March 6, 1998: 4,542,672.

     Documents Incorporated by Reference:   None.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS


     Item                                                            Page
     ----                                                            ----
                                       PART I


  1.   Business                                                       I-1
  2.   Properties                                                     I-11
  3.   Legal Proceedings                                              I-11
  4.   Submission of Matters to a Vote of Security Holders            I-11



                                      PART II


  5.   Market for Company's Common Equity and Related Stockholder
       Matters                                                        II-1
  6.   Selected Financial Data                                        II-2
  7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      II-3
  8.   Financial Statements and Supplementary Data                    II-14
  9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                            II-29



                                      PART III


  10.  Directors and Executive Officers of the Company                III-1
  11.  Executive Compensation                                         III-3
  12.  Security Ownership of Certain Beneficial Owners and
       Management                                                     III-10
  13.  Certain Relationships and Related Transactions                 III-11



                                      PART IV


  14.  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K                                                       IV-1


                                     PART I
ITEM 1. BUSINESS.

IN GENERAL
  (a) The Registrant is Hickory Tech Corporation, which is the parent company for eight operating subsidiaries, which are:
  Mankato Citizens Telephone Company (MCTC), a Minnesota corporation; Mid-Communications, Inc. (Mid-Comm), a Minnesota corporation;
  Heartland Telecommunications Company of Iowa (Heartland), a Minnesota corporation; Amana Colonies Telephone Company (ACTC), a Minnesota corporation; Cable Network, Inc. (CNI), a Minnesota corporation;
  National Independent Billing, Inc. (NIBI), a Minnesota corporation;
  Collins Communications Systems Co. (Collins), a Minnesota corporation and; Digital Techniques, Inc. (DTI), a Texas corporation.

  Hickory Tech Corporation (Company) was reorganized as the parent company in June, 1985. Its predecessor, MCTC, has been in business since February, 1898. The Company has evolved into four main segments, based upon the eight operating companies listed above. The four business segments are described below.


TELEPHONE SEGMENT

  Telephone Operations represented approximately 56% of 1997 Consolidated Operating Revenues.

  MCTC and Mid-Comm, both medium-sized independent telephone utilities in and around Mankato, Minnesota, have experienced no major change in the scope or direction of their operations during the past year. The telephone operations of MCTC and Mid-Comm are regulated by the Minnesota Public Utilities Commission. MCTC also owned and operated a direct broadcast satellite license under the trade name DirectVision (license acquired in 1993, operations began in 1994). The DirectVision line of business was not regulated by State and Federal regulators. During 1997, MCTC sold its direct broadcast satellite license. Heartland is a collection of eleven rural telephone exchanges in Iowa purchased in 1997 by the Company. Heartland is regulated by the Iowa Utilities Board. ACTC is a small independent telephone company in east central Iowa and is regulated by the Iowa Utilities Board. CNI owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. CNI also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. None of CNI's operations are subject to regulation by the Minnesota Public Utilities Commission.

  The five companies that provide telephone related services, MCTC, Mid-Comm, Heartland, ACTC and CNI, are combined into the Company's Telephone Segment. The total landline access lines served as of December 31, 1997 was 59,223. There are twelve contiguous exchanges/central offices in and around Mankato, Minnesota, eleven exchanges in northwest Iowa and one exchange serving seven communities in and around Amana, Iowa. The net combined operating revenues after intercompany eliminations for this Segment were $42,835,000 in 1997 compared with $34,334,000 in 1996, which is an increase of 24.8%. After removing the effect of the Heartland acquisition in 1997, the telephone operating revenues increased $2,069,000 or 6.0%. Operating income for this Segment was $19,169,000 in 1997 compared with $16,044,000 in 1996. Operating income without

Heartland in 1997 would have been $16,943,000, which is a 5.6% increase. This Segment is in a capital-intensive industry, and during the two year period ended 1997, $20,967,000 was invested in telecommunications plant facilities.

BILLING AND DATA SERVICES SEGMENT

  Billing and Data Services represented approximately 12% of 1997
Consolidated Operating Revenues.

  Revenues are earned primarily by billing and accounting services to local exchange and municipal customers, and specialized contract services to interexchange network carriers (IXCs). Computer data processing, the core service of this Segment, is a dynamic business of standard programming services, with a base of existing customers comprised mostly of local telephone companies. However, there is turnover in this base. New customers and services to existing customers are continually being sought to offset the attrition of customers who establish in-house systems. National Independent Billing, Inc. (NIBI) (the new company name after internal merger of two wholly owned subsidiaries in 1997) enters into contracts for specialized services to long distance communications providers (IXCs). NIBI's operating revenues after intercompany eliminations were $9,474,000 in 1997 compared to $9,573,000 in 1996, a decrease of 1.0%. Operating income for this subsidiary was $1,795,000 in 1997 compared to $658,000 in 1996, a 172.8% increase. This significant increase in operating income in 1997 was due to decreases in management and overhead expenses.

EQUIPMENT SALES SEGMENT

  Equipment Sales represented approximately 21% of 1997 Consolidated Operating Revenues.

  Collins' revenues are earned primarily by sales, installation and service of business telephone systems in metropolitan Minneapolis/St. Paul, Minnesota. Collins continues its commitment to service and support of its core product, Nortel, while identifying new opportunities such as call centers, Meridian Link, computer telephone integration voice mail and interactive voice response. Collins' operations are reflected in the Company's Equipment Sales Segment. This Segment's operating revenues were $16,034,000 in 1997 compared with $16,153,000 in 1996, a 0.7% decrease. The
Segment's operating income was $1,485,000 in 1997 compared with $1,410,000 in 1996. The 1997 results included $609,000 of revenue after the acquisition of DataComm Products, a new division of Collins, in November 1997.

TELECOMMUNICATIONS PRODUCT DEVELOPMENT SEGMENT

  Telecommunications Product Development represented approximately 11% of 1997 Consolidated Operating Revenues.

  The Telecommunications Product Development Segment consists of the operations of DTI. DTI designs, assembles and distributes telecommunications components for business telephone systems such as Nortel. The customers of this market are national distributors of large telecommunications systems and other equipment manufacturers. DTI's products are distributed throughout North America, in the United Kingdom and in the Pacific Rim. DTI has a base of operations in the Dallas, Texas area, but enjoys a national and international presence through its RBOC, GTE and British Telecom, Inc. distributor networks. This Segment's operating revenues were $8,119,000 in 1997 compared with $6,502,000 in 1996, a 24.9% increase. Net Operating Income increased from a loss of ($403,000) in 1996 to income of $640,000 in 1997.

FINANCIAL CONDITION

  The Company's financial position continues to be strong, with net working capital of $8,265,000 at December 31, 1997. The Company operates in capital intensive businesses. Additions to Property, Plant and Equipment are the Company's largest investing activity, using $40,023,000 of cash in the three years ended 1997 (including $12,499,000 of Heartland assets acquired). The Company's primary source of working capital has been its operations, primarily the Telephone Segment. The Company has achieved modernization of its core business technology through internal reinvestment of capital, diversification through acquisition of external companies and generation of new business through start-up ventures, while still improving its shareholders' capital position. The debt portion of the Company's total capitalization is 42.9%.

  The construction and facilities program for 1998 is approximately $8,100,000. Normal purchase commitments have or will be made for planned expenditures.

  The Company purchased the assets of eleven rural telephone exchanges in the State of Iowa from U S West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The acquisition was structured as a purchase of telephone assets from US West. The purchase was approved by all required regulatory bodies. The acquisition was funded by new long-term debt instruments, which the Company has secured from institutional sources in a private placement. The financing transaction for this US West acquisition closed in April, 1997.

  The Company has entered into a definitive agreement with Frontier Corporation to acquire the stock of its subsidiary which presently owns and operates the license of the Minnesota rural cellular property known as RSA
10. RSA 10 spans seven counties in the southeast portion of Minnesota and encompasses a population of 230,000. Approval of this license transfer is expected in March 1998. No state regulatory approvals are needed for this cellular transfer.

  Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and sustain its historical dividend, debt service, and equipment additions levels. The Company has a $10,000,000 line-of-credit arrangement with a local bank at a rate floating with LIBOR. The Company will utilize a new bank debt facility to fund the majority of the $40 million acquisition price for the Frontier Corporation cellular property in 1998. The debt portion of the Company's total capitalization is expected to be approximately 55% after the 1998 RSA 10 acquisition, which is a comparable in the Company's industry.

  The Company's reinvested growth in equity has come about while increasing dividends to shareholders from $2,354,000 in 1987 to $5,529,000 in 1997, an 8.9% compound annual growth rate over 10 years. The Company announced a dividend increase of 10% in 1998. This increase is not expected to affect the liquidity of the Company.

  BUSINESS SEGMENTS - FINANCIAL INFORMATION

  (b) The Company's operations are conducted in four business segments. The Telephone Segment provides telecommunications services to Mankato and adjacent areas of Blue Earth and Nicollet Counties in southern Minnesota, to eleven communities in northwest Iowa and to the Amana Colonies in east-central Iowa. The Telephone Segment also operates fiber optic cable transport facilities in southern Minnesota, and holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. The Billing and Data Services Segment provides data processing and related services primarily to telecommunications companies. Its customers are local exchange telephone companies and interexchange network carriers with operations across the country. The Equipment Sales Segment sells, installs and services communications equipment in the retail market. It has many ongoing business contracts with large business customers in Minneapolis/St. Paul. The Telecommunications Product Development Segment designs, assembles and distributes unique business telephone system components through large distributors in North America, in the United Kingdom and in the Pacific Rim.

                               BUSINESS SEGMENT DATA
                              Years Ended December 31
(DOLLARS IN THOUSANDS)

                                                   1997          1996          1995

IDENTIFIABLE ASSETS:
     Telephone                                   $ 92,617       $52,239       $50,339
     Billing and Data Services                      4,371         4,964         7,725
     Equipment Sales                                8,444         6,888         5,214
     Telecommunications Product Development         4,670         4,180         3,417
     Corporate                                      2,282         2,992         7,243
                                                 --------       -------       -------
     Total Assets                                $112,384       $71,263       $73,938
                                                 --------       -------       -------
                                                 --------       -------       -------


REVENUES BEFORE INTERSEGMENT ELIMINATION
     Telephone                                   $42,912        $34,479       $32,929
     Billing and Data Services                    11,821         11,769        12,437
     Equipment Sales                              16,034         16,153        12,111
     Telecommunications Product Development        8,119          6,502         7,731
     Intersegment Elimination                     (2,424)        (2,341)       (2,361)
                                                 --------       -------       -------
     Total Revenue                               $76,462        $66,562       $62,847
                                                 --------       -------       -------
                                                 --------       -------       -------


INTERSEGMENT REVENUES
     Telephone                                   $    77        $   145       $   329
     Billing and Data Services                     2,347          2,196         2,032
                                                 --------       -------       -------
     Total Intersegment Revenues                 $ 2,424        $ 2,341       $ 2,361
                                                 --------       -------       -------
                                                 --------       -------       -------


OPERATING INCOME
     Telephone                                   $19,169        $16,044       $15,118
     Billing and Data Services                     1,795            658           721
     Equipment Sales                               1,485          1,410           112
     Telecommunications Product Development          640           (403)        1,129
     Corporate                                    (2,433)          (936)       (1,301)
                                                 --------       -------       -------
     Total Operating Income                      $20,656        $16,773        $15,779
                                                 --------       -------       -------
                                                 --------       -------       -------


DEPRECIATION AND AMORTIZATION
     Telephone                                   $6,718         $4,571        $4,621
     Billing and Data Services                      863          1,939         1,784
     Equipment Sales                                182            104           523
     Telecommunications Product Development         143            131           138
     Corporate                                       84            113           122
                                                 --------       -------       -------
     Total Depreciation and Amortization          $7,990        $6,858        $7,188
                                                 --------       -------       -------
                                                 --------       -------       -------


CAPITAL EXPENDITURES
     Telephone                                   $11,431        $9,536        $5,438
     Assets acquired from US West                 12,499             -             -
     Billing and Data Services                       258            62           328
     Equipment Sales                                 260           204           120
     Telecommunications Product Development          103            97           123
     Corporate                                        83           201            12
                                                 --------       -------       -------
     Total Capital Expenditures                  $24,634       $10,100        $6,021
                                                 --------       -------       -------
                                                 --------       -------       -------


     BUSINESS SEGMENT DESCRIPTION

     (c)  1  (i)    The Company's operations are conducted in 4 business
segments:

Telephone Segment

     MCTC owns and operates an independent telephone system serving the cities of Mankato and North Mankato, and adjacent rural areas in Blue Earth and Nicollet Counties in south-central Minnesota approximately 75 miles south of Minneapolis/St. Paul. Mid-Comm provides telephone services to the communities of Amboy, Cambria, Eagle Lake, Garden City, Good Thunder, Judson, Lake Crystal, Madison Lake, Mapleton, Pemberton, St. Clair, Vernon Center and surrounding rural areas located primarily in Nicollet and Blue Earth Counties in south-central Minnesota. Heartland provides service to the Iowa communities of Akron, Bancroft, Boyden, Doon, Hawarden, Hull, Ireton, Lakota, Rock Rapids, Rock Valley and Sibley. ACTC provides telephone services to the Amana Colonies in east-central Iowa. The total number of lines served at the end of 1997 was 59,223.

     MCTC derives its principal revenues and income from local services charged to subscribers in its service area and from the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation, and from providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies are provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by the same work force. Heartland and ACTC derive their principal revenues and income from local services charged to subscribers in their respective service areas and from providing interexchange access for their subscribers. Interexchange telephone access is provided by all four of the Company's telephone companies by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its switched networks or private lines.

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

Billing and Data Services Segment

     NIBI provides data processing and related services principally for the Company, other local exchange telephone companies, interexchange carriers and miscellaneous municipalities. The computer operations are considered a separate Segment of business in the Company's consolidated financial statements. NIBI's principal activity is the provision of monthly batch processing of computerized data. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, general accounting and payroll. NIBI also provides certain billing clearinghouse functions for interexchange carriers. NIBI obtains specialty programming contracts with these carriers due to its expertise in the telecommunications field. The unique programming and consulting aspects of telecommunications data processing have become a primary source of revenue for NIBI. Services for municipal customers consist of preparation of utility bills, payroll and fund accounting, as well as a full array of turnkey management systems. NIBI generates revenues from the initial sale of software products as well as the associated support and contract programming that complement the sale.

Equipment Sales Segment

     The Equipment Sales Segment activities are centered around the sale, lease and service of telephone equipment and services in the metropolitan Minneapolis/St. Paul area. The products for this Segment consist of telecommunication platforms such as Nortel and Rolm. Its expertise is very high quality system installation and maintenance. Collins Communications Systems Co. operates in the very competitive market of Minneapolis/St. Paul.

Telecommunications Product Development Segment

     The Telecommunications Product Development Segment has operations which design, assemble and distribute value added telecommunications products.
This innovative development company is based in Dallas, Texas, but distributes to national and international markets using large operating telephone companies and suppliers. DTI develops new products, responds to original equipment manufacturing assembly orders and distributes or licenses products through large internationally recognized distributors. DTI operates in a competitive market, dominated by large manufacturers. DTI has been able to create a niche in this market with its unique engineering expertise and its rapid turnaround capabilities.

               (ii) In February of 1997, the Company publicly announced the creation of a new subsidiary, Crystal Communications, Inc. The new company will provide competitive telecommunications services to customers served by other telephone companies. Operations for Crystal Communications, Inc. began in January 1998.

     The passage of the Federal Telecommunications Act of 1996 (Telecom Act), the telephone companies no longer have the exclusive right to offer telephone service to the customers in a franchised service area. This legislation has created the opportunity for the Company to offer communications service in territories served by other telephone companies. Crystal Communications, Inc. will offer local dial tone, long distance, and local call Internet access services to select markets. Studies are currently in progress to determine the specific markets in which services will be offered. The Company does not believe a material investment of assets will be required to begin offering services by this new subsidiary. Likewise, the Company and its other subsidiaries are not planning the development or sale of a new product line which would require the investment of a material amount of the assets of the Company or its subsidiaries.

               (iii) Materials and supplies which are necessary for the operation of the businesses of the Company and its subsidiaries are available from a variety of sources. No supply problems are anticipated during the coming year.

               (iv) The two telephone subsidiaries of the Company in Minnesota are public utilities operating pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission, the governing regulatory agency. Heartland and ACTC are also public utilities which operate pursuant to Certificates of Public Convenience and Necessity issued by the Iowa Utilities Board. Local service rates are filed as tariffs with the individual state regulatory authority. At this time, Iowa's level of regulation of local service rates is less restrictive than Minnesota's. Regardless of whether a particular rate is subject to regulatory review, the Company's ability to raise rates will be determined by various factors, including economic and competitive circumstances. Other patents, licenses, franchises and concessions (such as cellular licenses, specific product knowledge and distributor relationships) while important assets, are of less significance in the businesses of the Company and its subsidiaries.

               (v) The businesses are not highly seasonal.

               (vi) The Company and its subsidiaries are engaged in service businesses. Working capital practices primarily involve allocation of funds for the construction and maintenance of telephone and computer plant, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

               (vii) As local exchange telephone companies, MCTC, Mid-Comm, Heartland and ACTC provide end office switching and ancillary services to long distance interexchange carriers, such as AT&T, US West, MCI and Sprint. This relationship allows the Company's telephone subscribers to place long distance telephone calls. By paying access charges in bulk quantities for the long distance usage of all of the individual customers who use their service, the long distance interexchange carriers are large customers of the Company, but individually do not represent more than ten percent of consolidated revenues. Access charges, payable by long distance IXCs, are filed as tariffs with either the FCC or the individual state regulatory authority, depending upon the jurisdiction of the traffic.

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

               (x) The two telephone subsidiaries of the Company in Minnesota operate pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission. The two telephone subsidiaries in Iowa operate pursuant to Certificates of Public Convenience and Necessity issued by the Iowa Utilities Board. These commissions regulate the services provided by MCTC, Mid-Comm, Heartland and ACTC. Due to the size of the Company's operations in Minnesota and in Iowa, these commissions do not regulate the rate of return or profits of the Company's telephone operations. The Telecom Act will open the doors to large telecommunications markets. Due to the relatively rural nature of the Company's service territory, management does not expect State or Federal regulation to materially impact the Company's operations in the near future. The Company's telephone subsidiaries are exempt from certain obligations of the Telecom Act unless, in response to a bona fide request, a state regulatory commission removes the exemption. Competition is less likely to be a factor in rural areas because population densities are much lower and rural LECs such as the Company's are very advanced in terms of technology. The Company has already begun to respond to these changes with active programs to market products and to engineer its infrastructure to pro-actively participate in these changes.

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

     In order to meet this competition, the Company has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of the Company's switches, remote switching technology to within 12,000 feet of every customer in the local network, installation of over 450 miles of fiber optic cable and installation of SS7 (an out-of-band system) to all of its access lines. The Company has also protected it's interexchange network with fiber-ring (redundant route designs which allow traffic to re-route if trouble appears in the line).

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

     There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. There are some companies of much larger size that dominate certain aspects of this field. As the level of competition is opening for providers of local telephone service, those companies who are trying to provide service will require facilities for rating, billing and other related services. NIBI is in a position to provide those services for these new telecommunications companies.

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

     There are a limited number of companies competing in the product development market for the specific types of products distributed by DTI. This market is characterized by pressures to lower the manufacturing costs and to raise the quality standards to meet customer expectations. DTI is a small developer of telecommunications products attempting to distribute its products through very large national distributors. DTI depends on finding niches in development which are not met by the product line of large manufacturers. This results in slow product recognition and testing cycles which may cause cyclical patterns in DTI's financial results.

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

               (xiii) As of December 31, 1997, the Company and its subsidiaries had 452 full-time equivalent employees.

     (d) The two telephone subsidiaries of the Company in Minnesota (MCTC and Mid-Comm) provide telephone services to south central Minnesota.
Heartland provides telephone services in northwestern Iowa and ACTC provides telephone services in east-central Iowa. CNI has operations in south central Minnesota. The activities of NIBI are primarily concentrated in Midwest
United States, with local exchange telephone company customers nationwide. NIBI also has major IXC customers which tend to be in metropolitan areas in the Midwest, on the east coast and in the south. The activities of Collins are primarily concentrated in the metropolitan Minneapolis/St. Paul area of Minnesota. DTI has its facilities in the Dallas, Texas area and distributes its products throughout North America, the United Kingdom and the Pacific Rim.

ITEM 2.   PROPERTIES.

          The Company's business is primarily in the service industry and its properties are used for administrative support and to store and safeguard equipment. At December 31, 1997, the gross book value of $121,229,000, consisted primarily of telephone plant and equipment. The two telephone subsidiaries of the Company in Minnesota own dial central offices with associated real estate in all of the communities mentioned in Item 1(c)1.(i) above, except Judson, Minnesota. The Company owns the telephone property, plant and equipment which it utilizes to operate its telephone systems. It is the opinion of the Company's management that the properties of the Company are suitable and adequate to provide modern and effective telecommunications services within its franchised areas, including both local and long distance service. The capacity for furnishing these services, both currently and for forecasted growth, are under constant surveillance by the engineering staff. Facilities are put to full utilization after installation and appropriate testing, according to two, three and five year construction plans.

     The Company's principal properties are the following:

     (1) MCTC's general offices and principal central office exchange building are located at 221 East Hickory Street, Mankato, Minnesota. This is a three-level brick and stone building containing approximately 60,000 square feet of floor space. Portions of this building are leased to the parent company for its general offices and to NIBI for its data processing equipment.

     (2) MCTC's main warehouse is located on Summit Avenue, Mankato, Minnesota. The warehouse, built in 1996, is a one story concrete building containing approximately 48,000 square feet. The warehouse is used to store vehicles and supplies and is also used as office space for engineering and outside telephone personnel.

     (3) Heartland's main central office equipment is located in a one story brick structure in Rock Rapids, Iowa.

     (4) ACTC leases general office and telephone central office equipment space in Homestead, Iowa.

     (5) NIBI owns a three-story building in Mankato, Minnesota. The building contains 17,000 square feet. NIBI also owns a main frame computer and associated peripheral equipment which it uses to provide data processing services for the Company and other customers. NIBI also leases an operations office in Minneapolis, Minnesota.

     (6) The Company leases building and warehouse space for Collins in Minneapolis, Minnesota and office/production space for DTI in Allen, Texas.

ITEM 3.   LEGAL PROCEEDINGS.

          Neither the Company nor its subsidiaries are engaged in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 1997 Annual Report on Form 10-K.

                                       PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          a) Prior to March, 1995, the Company's common stock was traded by local brokers in over-the-counter trading. In March 1995, the Company listed its common stock on NASDAQ's National Market Trading System.

          Quarterly market price information in 1997 was as follows:

          Quarter        High        Low        End of Qtr.
          -------        ----        ---        -----------
          4th            $35.75      $32.875    $35.125
          3rd            $32.75      $27.125    $32.0625
          2nd            $30.00      $26.75     $27.6875
          1st            $30.50      $27.00     $28.375


          Quarterly market price information in 1996 was as follows:

          Quarter        High        Low        End of Qtr.
          -------        ----        ---        -----------

          4th            $28.50      $25.25     $27.375
          3rd            $30.00      $24.50     $25.50
          2nd            $31.00      $26.00     $28.125
          1st            $31.50      $26.75     $27.50


          b) The total number of registered shareholders with a security position in the Company as of March 6, 1998 was approximately 2,250.

          c) The Company declared dividends for the two years ended December 31, 1997 as follows:


          Quarter        1997        1996
          -------        ----        ----
          First          $ .30       $ .275
          Second         $ .30       $ .275
          Third          $ .30       $ .275
          Fourth         $ .30       $ .275


     On January 28, 1998, the Board of Directors of the Company announced a quarterly cash dividend of $ .33 per share of common stock, which is a 10% increase over the previous quarter. The dividend was payable on March 5, 1998, to stockholders of record at the close of business on February 15, 1998.


ITEM 6.   SELECTED FINANCIAL DATA.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                   1997        1996         1995        1994         1993
                                 -------     -------      -------     -------       ------

FOR THE YEAR: (A)

  Operating Revenues
     Telephone                   $42,835     $34,334      $32,600     $29,127      $24,547
     Computer                      9,474       9,573       10,405       7,846        8,442
     Equipment                    16,034      16,153       12,111      13,172       14,471
     Telecommunications
      Product Development          8,119       6,502        7,731       8,063        5,081
                                 -------     -------      -------     -------       ------
     Total Operating Revenue     $76,462     $66,562      $62,847     $58,208      $52,541

  Net Income                     $15,479     $10,419       $9,900      $9,147       $8,341

PER SHARE:

  Earnings Per Share               $3.36       $2.09        $1.93       $1.78        $1.62
  Dividends Per Share              $1.20       $1.10        $1.00       $0.87        $0.84
  Book Value Per Share            $12.17      $10.99       $11.28      $10.31        $9.49

AT YEAR END:

  Total Assets                  $112,384     $71,263      $73,937     $67,780      $62,618
  Shareholders' Equity           $55,177     $52,627      $57,907     $52,842      $48,824
  Long-term Debt                 $41,525        $877       $1,087      $1,295       $1,524
  Equity Ratio                     57.1%       98.4%        98.2%       97.6%        97.0%

OTHER DATA:

  Employees                          452         425          447         425          405
  Return on Beginning Equity       29.4%       18.0%        18.7%       19.8%        19.8%
  Capital Expenditures (B)       $12,135     $10,100       $6,021      $6,204       $5,476
  Telephone Plant               $110,229     $78,132      $71,259     $66,314      $58,149
  Access Lines Served             59,223      44,583       42,954      41,326       38,519
  Shares Outstanding           4,534,119   4,790,229    5,134,021   5,124,291    5,143,829



   (A) The acquisition of Amana Colonies Telephone Company in 1994 and Heartland Telecommunications Company of Iowa and DataComm Products in 1997 have contributed to the Company's revenue growth for years after 1993.

   (B) The 1997 capital expenditures exclude $12,499,000 of assets purchased in the Heartland Telecommunications Company of Iowa acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is a diversified communications holding company, with four main business segments, encompassing eight operating companies. The Telephone Segment provides service to its franchised territories in south central Minnesota and north western and east central Iowa. The Billing and Data Services Segment provides data processing service to independent telephone companies and national long distance service providers. The Equipment Sales Segment sells and services telecommunication equipment primarily in Minneapolis/St. Paul, Minnesota. The Telecommunications Product Development Segment designs, assembles and distributes unique telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim from its facility in Texas.

OVERVIEW OF OPERATIONS

     In 1997, the Company's consolidated net income increased to $15,479,000, up from $10,419,000 in 1996 and $9,900,000 in 1995. This represents an increase of 48.6% in 1997 compared to an increase of 5.2% in 1996. The Company's consolidated net income in 1997 included a net of tax gain of $3,712,000 from selling its DirecTV assets. Net income excluding the DirecTV gain in 1997 was $11,767,000, which is an 12.9% increase over 1996. All four segments experienced increased profitability versus 1996. Earnings per share
(EPS) in 1997 increased to $3.36, up from $2.09 in 1996 and $1.93 in 1995, reflecting an increase of 60.8% in 1997 compared to an increase of 8.3% in 1996. EPS excluding the DirecTV gain in 1997 was $2.55, an increase of 22.0% over 1996. The increase in EPS reflects the net income increase of 12.9% and the 7.6% decrease in weighted average shares outstanding.

     Total operating revenues for 1997 increased to $76,462,000, up from $66,562,000 in 1996 and $62,847,000 in 1995. This represents an increase of 14.9% in 1997 compared to an increase of 5.9% in 1996. The Company's core Telephone Segment revenues increased 24.8% in 1997, while the three non-telephone Segments combined for 4.3% revenue growth in 1997. Total costs and expenses other than depreciation and amortization were $47,816,000 in 1997, up from $42,931,000 in 1996 and $39,880,000 in 1995. This represents an increase of 11.4% in 1997 compared to an increase of 7.7% in 1996.

     A measure of the Company's pre-tax operating cash flow is EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). EBITDA increased to $30,408,000 in 1997, up from $24,286,000 in 1996 and $23,891,000 in 1995. This represents an increase of 25.2% in 1997 compared to an increase of 1.7% in 1996. The Company's EBITDA increase would have been 8.1% in 1996 if it had not been for the Telecommunications Product Development Segment's EBITDA decline of $1,539,000. Consolidated operating income after depreciation and amortization increased to $20,656,000 in 1997, up from $16,773,000 in 1996 and $15,779,000 in 1995. This is an increase of 23.2% in
1997 compared to an increase of 6.3% in 1996. Non-cash costs of depreciation and amortization totaled $7,990,000 in 1997, $6,858,000 in 1996 and $7,188,000 in 1995. Amortization expense is declining for the Company since some intangible assets have become fully amortized.

CONSOLIDATED REVENUES

     The revenues of the Company, after intercompany eliminations, are classified into major service categories in the following table. In 1997, Consolidated Operating Revenues increased $9,900,000 or 14.9%.


          (IN 000S)                         %                  %
                                1997      Change    1996     Change      1995
                                -------   ------   -------   ------   -------

     Telephone Operations       $42,835    24.8%   $34,334    5.3%    $32,600
     Billing and Data Services    9,474    (1.0%)    9,573   (8.0%)    10,405
     Equipment Sales             16,034    (0.7%)   16,153   33.4%     12,111
     Telecommunications
     Product Development          8,119    24.9%     6,502  (15.9%)     7,731
                                -------   ------   -------   ------   -------
     TOTAL REVENUES             $76,462    14.9%   $66,562    5.9%    $62,847

     TELEPHONE OPERATIONS

                                           (In Thousands)
                                      1997         1996        1995
                                    -------      -------     -------
  Revenues Before Eliminations      $42,912      $34,479     $32,929
  Net Operating Income               19,169       16,044      15,118
  Earnings Before Interest, Taxes
    Depreciation and Amortization
    (EBITDA)                         25,887       20,615      19,739
  Capital Expenditures               11,431        9,536       5,438


     Telephone revenues represent 56% of 1997 consolidated operating revenues after eliminations. Revenues are earned primarily by providing customers access to the local network, and by providing interexchange access for long-distance network carriers.

     The Telephone Segment also earns revenue through use of its fiber optic transport network, operator services, network tandem switching, directory advertising, cellular communications and direct broadcast satellite television services. The Telephone Segment's consolidated revenues after eliminations have grown 11.5% compounded annually over a five year period from 1992 to 1997. Without the acquisition of Heartland in 1997, the five year compound annual growth rate would have been 7.9%.

     Local service revenue increased in the Telephone Segment by 24.8% for 1997 over 1996. After removing the effect of the Heartland acquisition in 1997, the local service revenue increase for 1997 was 6.7%. This increase and the 13% local service revenue increase for 1996 are significant considering these increases exceeded the growth in access lines served, and they were done without price increases. The revenue increases resulted from the Telephone Segment's marketing efforts to sell its custom calling services, CLASS services, Centrex, voice mail and cellular equipment and agent fees. Services to an adjoining US West exchange were converted from long distance to Extended Area Service (EAS) in 1996 which contributed to local service revenue growth. Access line growth (without the 12,900 access lines acquired in the Heartland transaction) was 3.9% in 1997 and 3.8% in 1996. Over a five year period since 1992, total access line growth (outside of the Heartland acquisition) has been approximately 4.4%, compounded annually.

     Network access revenues were positively affected by the continued growth in access minutes, offset by overall lower rates charged for access service. Customer selection of dedicated trunk lines over the switched access services (i.e. bypass) also caused ongoing reductions in volume sensitive elements of network access, while enhancing fixed fee recurring revenues. Access minutes in 1997 (without the effect of the 48,000,000 minutes of use from the Heartland acquisition) increased by 6.5% over 1996 and 1996 increased 1.3% over 1995. The impact of the 1996 transition to EAS with an adjoining US West exchange was a reduction of volume sensitive network access revenues in 1996.

     Ancillary services to interexchange network carriers include the billing and collection function. Further reductions in 1997 occurred as more of these services were taken back by interexchange carriers and no longer performed by the Telephone Segment. Another ancillary service, directory revenues, increased in 1997 due to new directory sales campaigns. The Telephone Segment experienced significant expansion of its non-regulated lines of business (primarily customer premises equipment sales and voice-mail). Due to the sale of its DirecTV (DBS) television service, there was a decline in revenue from this Telephone product line. In 1997, DirecTV service revenues were $713,000, with $10,000 of EBITDA in six months of operations before the sale.

     The Telephone net operating income for 1997 grew 19.5% and in 1996 it increased 6.1%. This growth corresponds closely with revenue growth in both years.


     BILLING AND DATA SERVICES

                                                 (In Thousands)
                                      1997            1996          1995
                                      ----            ----          ----
Revenues Before Eliminations         $11,821         $11,769       $12,437
Net Operating Income                   1,795             658           721
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA)                             2,658           2,597         2,505
Capital Expenditures                     258              62           328


     Billing and Data Services revenues represent approximately 12% of 1997 consolidated operating revenues after eliminations. Revenues are earned primarily by billing and accounting services to local exchange and municipal customers, and specialized contract services to interexchange network carriers
(IXCs).

     Computer data processing, the core service of this Segment, is a dynamic business of standard programming services, with a base of existing customers, comprised mostly of local telephone companies. However, there is turnover in this base. New customers and services to existing customers are continually being sought to offset the attrition of customers who establish in-house systems.

     Unique telephone industry data processing service to large, international communications companies has become this Segment's largest business. The volume of monthly processing with the IXCs relative to their long-distance business under earlier contracts has declined over the three year reporting period. In 1995, NIBI entered into new contracts with a large IXC which provided for the development and sale of software as well as consulting and processing services in the new competitive local service market. The fluctuations of revenue in this Segment are more pronounced because of the large size and small quantity of IXC contracts.

     Turnkey sales of small systems are no longer a major portion of this Segment's business. In 1995, NIBI sold two significant software platforms to a large IXC, which initiated a long-term service relationship. NIBI is actively seeking more midsize installations of its turnkey data processing systems into the newly developing, competitive aspects of the telecommunications business. These proposals have very long customer acceptance cycles.

     The batch processing service to long-distance resellers has become a high growth market, representing 16% of NIBI's Operating Revenue after eliminations in 1997.

     Consolidated revenues after eliminations for the Billing and Data Services Segment have grown 1.1% compounded annually over a five year period from 1992 to 1997. Revenues for this Segment were higher in 1995 than either 1996 or 1997 due to the turnkey software sales to a large IXC, but otherwise have been consistent. Net operating income in this Segment increased significantly in 1997 because of decreases in management and overhead expenses. This Segment's depreciation and amortization expense for 1997 declined $1,076,000 because of fully amortized software balances.

     NIBI made a $750,000 payment to SePRO Telecom Int. Ltd. of Dublin, Ireland in 1997 in formation of a joint software development agreement which was a direct charge to earnings in 1997.


     EQUIPMENT SALES


                                                (In Thousands)
                                      1997            1996             1995
                                      ----            ----             ----
Revenues Before Eliminations         $16,034         $16,153          $12,111
Net Operating Income                   1,485           1,410              112
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA)                             1,667           1,514              635
Capital Expenditures                     260             204              120


     Equipment Sales Segment revenues represent approximately 21% of 1997 consolidated operating revenues after eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems in two geographic markets of metropolitan Minneapolis/St. Paul and southern Minnesota. The Equipment Segment sold the assets of its California division in 1995. The volume of business in the Minneapolis/St. Paul area through Collins Communications Systems Co., was very strong in 1996. Two $1 million contracts were completed. In 1997, Collins was able to match 1996's level of revenues, with many smaller sized applications. The customers in this Segment's market are the individual commercial/business end users of telecommunications service with ongoing service needs. This Segment's products consist of telecommunication platforms such as Nortel, Centigram and Rolm.

     Revenues for 1997 were substantially the same as 1996. The 33% increase in revenues in 1996 over 1995 was due to significant increases in volume of business in everyday operations. The 1997 results included $609,000 of revenue after the acquisition of DataComm Products, a new division of Collins, in November 1997. The Equipment Sales Segment's consolidated revenues after eliminations have grown 0.6% compounded annually over a five year period from 1992 to 1997. The Equipment Sales Segment produced net operating income which was $75,000 higher than 1996, which had a $1,300,000 improvement over 1995. This comparison was affected by operations in California (sold in 1995) which had a pre-tax loss of $440,000 in 1995.


     TELECOMMUNICATIONS PRODUCT DEVELOPMENT


                                                      (In Thousands)
                                          1997             1996            1995
                                          ----             ----            ----
Revenues Before Eliminations             $8,119           $6,502          $7,731
Net Operating Income (Loss)                 640             (403)          1,129
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA)                                  783             (272)          1,267
Capital Expenditures                        103               97             123


     Telecommunications Product Development Segment revenues represent approximately 11% of 1997 consolidated operating revenues after eliminations. Revenues are earned by sales of unique business system interface devices through distributors. Digital Techniques, Inc. (DTI) of Allen, Texas, designs, assembles and distributes components for business systems such as Nortel. The customers of this market are national and international distributors of large telecommunications systems and other equipment manufacturers. DTI's products are distributed throughout North America, in the United Kingdom and in the Pacific Rim.

     As a new product developer, DTI made deliberate steps to change its product mix in 1995 and in 1996. In 1995, DTI experienced a 29% growth in sales of its standard products while it experienced a 53% decrease in OEM sales. DTI's standard products earn a higher gross margin than OEM sales. Thus, while operating revenue went down 4% in 1995, gross margin increased 11%. This margin increase and expense controls resulted in an increase in net operating income of 34% in 1995. In 1996, DTI made a commitment to growth in its standard product line and to its national distributor network market strategy. Expenses and cost of sales in this Segment increased as infrastructure was established for the anticipated increase in business in 1996. Technical problems developed with DTI's new key system call routing product and its release was delayed until late in 1996. In addition, a primary customer of DTI's 911 call system suspended orders for a portion of 1996 and then renewed late in 1996. The result was a decline in operating revenues in 1996 when DTI was preparing for growth in business. As a result, net operating income declined $1,532,000 in 1996. In 1997, DTI returned to profitability with an 18.5% increase in standard product sales, a 35% increase in OEM sales, increased profit margins and a reduction in operating expenses. DTI's consolidated revenues after eliminations have grown 2.3% compounded annually over a five year period from 1992 to 1997. As DTI enters 1998, it carries a strong backlog and a plan to balance its OEM business with the new standard products it is launching.

TOTAL COSTS AND EXPENSES

     Total consolidated costs and expenses of $55,806,000 increased 12.1% in 1997, less than the 14.9% increase in operating revenues. Consolidated costs and expenses other than depreciation and amortization were $47,816,000 in 1997, compared with $42,931,000 in 1996, an increase of 11.4%. The margin from operations in 1997 has improved over 1996 and 1995 because of 1997 profitability of the Telecommunications Product Development Segment, and improved margins in the Equipment Sales Segment.

OTHER INCOME AND INTEREST EXPENSE

     Other income (primarily interest and equity in LLC income) was $1,107,000 higher in 1997 than 1996. Included in other income is the Company's 6.3% equity interest in Midwest Cellular LLC. In 1997, this LLC income increased $500,000, after having increased $74,000 in 1996 over 1995. The remaining portion of the 1997 increase in other income was for gains on sales of certain assets during 1997, such as the CATV assets of two small rural communities, a former operations facility for the Billing and Data Services Segment and a contract settlement with an Iowa coalition of telephone companies.

     Interest expense increased by $2,149,000 in 1997 due to the new $40 million in senior indebtedness initiated in April, 1997. The new long-term debt instruments accrue interest at 7.11%. The proceeds of the debt were for the Heartland acquisition and for working capital uses.

GAIN ON SALE OF ASSETS

     The 1997 gain on sale of assets of $6.3 million is recognition of the $7.2 million proceeds from selling the Company's DirecTV DBS assets in July, 1997, when its amortized book value was $0.9 million.

INCOME TAXES

     The effective tax rate in 1997 was 41.5%, versus 39.7% in 1996 and 40.5% in 1995. The effective rate in each year was affected by the proportionate amount of operations in the various states the Company does business, and their varying state income tax rates. The effective tax rate in 1997 was also influenced by the Company's increased level of acquisitions, and the need for a corresponding level of tax accrual.

REVIEW OF CASH FLOW ACTIVITY

     The Company's net working capital of $8,265,000 at December 31, 1997, is an increase of $1,986,000 from 1996. The Company and its subsidiaries operate in capital intensive businesses. Additions to Property, Plant and Equipment are the Company's largest investing activity, using $40,023,000 of working capital in the three years ended 1997 (including $12,499,000 assets acquired in the Heartland transaction).

     The Company used $7,716,000 and $10,786,000 to purchase outstanding shares of its common stock in 1997 and 1996, respectively, as part of its publicly announced share acquisition program. As a result of this program, the Company has been able to more fully utilize its available cash while creating increased value for its current shareholders. Additionally, the Company completed the purchase of assets of eleven rural telephone exchanges in the State of

Iowa from US West Communications, Inc. for $35,271,000. The acquisition has been funded by new long-term debt instruments, which the Company secured from institutional sources in a private placement. The Company's primary source of working capital has been its operations, primarily the Telephone Segment. The Company's financial strength continues to be supported by its 1997 current ratio (1.83 to 1), its EBITDA ($30,408,000 in 1997) and its proven access to debt markets.

DIVIDENDS

     The Company paid dividends of $5,529,000 in 1997. This was a dividend of $1.20 per share, a 9.1% increase over the $1.10 per share in 1996. The Company's reinvested growth in equity has come about while increasing dividends to shareholders consistently. The annual dividend per share has increased at a compound annual rate of 10% in the ten year period since 1987. The Company has announced another 10% increase in dividends for 1998. This increase is not expected to affect the liquidity of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to maintain state-of-the-art technology in its core business. Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and sustain historical dividend and fixed asset addition levels, and the new debt service levels.

     The Telephone Segment capital expenditures of approximately $11.4 million for 1997 and $9.5 million for 1996 were higher than usual because of unique requirements associated with the new acquisition from US West in 1997 and unique building construction requirements in 1996. The Company utilized approximately $18.5 million in 1997 and 1996 to repurchase shares of its common stock under its publicly announced share repurchase program.

     The Company has a $10 million bank line-of-credit arrangement to utilize for short term needs of cash. As of December 31, 1997, there were no outstanding borrowings under this arrangement.

     The Company's purchase of assets of eleven rural telephone exchanges in the State of Iowa from US West Communications, Inc. was funded by new long-term debt instruments, which the Company has secured from institutional sources in a private placement. The financing transaction for this US West acquisition closed in April 1997.

     The Company is in a position to be able to borrow from institutional sources on an unsecured basis or from banks on a secured or unsecured basis because of its high level of cash flow. Based on Company EBITDA levels and existing loan covenants, there is sufficient ability to raise capital in order to fulfill Company corporate development goals.

SHARE REPURCHASE PROGRAM

     The Company's Board of Directors authorized management to repurchase shares of Company common stock in the open market or through private transactions. During 1997, pursuant to this authorization, the Company repurchased 269,672 shares for $7.7 million, and in 1996 the Company repurchased 366,366 shares for $10.8 million. Management has the authority to repurchase approximately 370,000 additional shares, with no definite timetable.

REGULATORY

     The Company's largest telephone subsidiary, Mankato Citizens Telephone Company (MCTC), increased local rates, effective January 1, 1995, adding approximately $600,000 of revenues. The Minnesota Department of Public Service has the authority to investigate rates and profits of telephone companies in Minnesota. The Minnesota state telephone industry mobilized efforts to change the regulatory legislation in Minnesota in 1995. The initiative changed the law so that companies with less than 50,000 customers have their prices regulated instead of their profits. The Company's two Minnesota telephone subsidiaries fall under this reduced level of regulation. In 1998, the Company's telephone subsidiaries will implement increases in their local service rates, which are substantially lower than most neighboring telephone companies. These rate changes have been filed with the State and are approved.

      In 1994, all LECs in Minnesota agreed on a three-year intrastate access charge limitation on their composite access rates. The Company's two Minnesota telephone subsidiaries are incurring declines in access revenue resulting from this limitation. This Minnesota access charge agreement is due for reconsideration in 1998. At this time, management is not able to predict the outcome, if any, of access charge reform in Minnesota. In the state of Iowa, the Company's operations fall below the 15,000 access line minimum level for regulation by the Iowa Utilities Board. No regulatory matters in Iowa affect the Company's current operation.

     In 1996, the Company filed and received state regulatory approval for its purchase of the assets of eleven rural telephone exchanges in the state of Iowa from US West Communications, Inc. State approvals were obtained in Iowa, Minnesota and South Dakota due to customer location. Approval of this transfer was received from the Federal Communications Commission in February 1997.

     In January 1998, the Company made application with the Federal Communications Commission to transfer the license of the Minnesota rural cellular property known as RSA 10. The Company has entered into a definitive agreement with Frontier Corporation to acquire the stock of its subsidiaries which presently owns and operates this cellular "A-side" license. Approval of this license transfer is expected in March 1998. No state regulatory approvals are needed for this cellular transfer.

     In February 1996, federal telecommunications reform legislation was signed into law addressing competitive and regulatory issues in local and long distance telephone, cable television and information services industries. The 1996 Telecommunications Act overhauls years of telecommunications law and the restrictions of the 1984 antitrust consent decree. The law replaces government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. It removes many of the barriers to competition between segments of the industry, enabling companies to go head-to-head in offering voice, video and information services. The new law sets guidelines to open the local exchange market, preserves universal service objectives, and allows for more competition in the cable television and long distance telephone markets. The FCC continues to refine and determine exactly how competition is introduced to the local service market. It must determine such things as wholesale prices for the reselling of local service, mechanisms for unbundling the local network and interconnection rules. In addition to requiring the FCC to preside over the provisions of the Telecommunications Act, Congress granted state PUC's the authority to oversee LEC operations and play a role in this deregulation. It is possible that FCC rulings will preempt state regulation of LECs. The FCC has suggested that it will largely preempt state regulators and establish national rules for opening up local telephone service to competition. There have been judicial cases filed to investigate these federal versus state matters. Although it is too early to witness notable changes in both local and long distance industries, the 1996 Act is certain to result in a much more competitive environment for all telecommunications companies. Management of the Company expects to see continued movement toward a fully competitive telecommunications marketplace. The Telephone Segment's ability to compete is dependent on its commitment to quality service in selected markets. Recent FCC decisions appear to have opened the doors to larger telecommunications markets. Management expects to experience more opportunities than threats from these sweeping changes.

COMPETITION

     Regulatory, legislative and judicial decisions, new technologies and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry. The 1996 Telecommunications Act opened up the local network to competition, and required all incumbent LECs to take steps in making it feasible for new entrants to compete. It also removed restrictions prohibiting electric utilities from providing telecommunications services. Competition is less likely to be a factor in rural areas because population densities are much lower and rural LECs such as the Company's telephone subsidiaries are very advanced in terms of digital switching, fiber optic networks and advanced services. The Telephone Segment has already begun to respond with active programs to market products and engineer its infrastructure to be an active participant in the new environment. In the Telephone Segment's service territories, although other competitive telephone service providers have petitioned for the right to serve in the Segment's territories, none have delivered service yet. The Company is evaluating future avenues of growth including developing competitive local exchange company operations in areas where the Company's telephone subsidiaries are not the incumbents. Industry analysts agree that the FCC's order and interpretations create a more favorable scenario for new entrants than for incumbent LECs. The Company has unique advantages in its existing host switching network, its customer service systems, its existing account relationships, its billing and data management expertise, and its experience in telephone system engineering and interconnection negotiation. The Company's endeavors in this newly competitive market will complement its existing business.

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

ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted the provisions of Financial Accounting Standard No. 128, "Earnings per Share." The Company has retroactively restated earnings per share for all periods reported. In 1996, the Company evaluated Financial Accounting Standard No. 121, "Accounting for the impairment of Long-Lived Assets to be Disposed of" and No. 123, "Stock-Based Compensation".

     In 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.

     In 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company expects changes in its disclosure. The adoption of FAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

YEAR 2000 COMPLIANCE

     The Year 2000 Compliance issue concerns the inability of computerized information systems to properly recognize and process date-sensitive information as the year 2000 approaches. The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure, in those situations in which the Company is required to do so, Year 2000 compliant. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. The most vital facets of the Company's data processing are the telephone network (central office switching), the backbone customer record system of the telephone operation and the basic software platforms of the Billing and Data Processing Segment. The Company believes, based on available information, that the costs of measuring and adjusting Year 2000 compliance will not have a materially adverse effect on its results of operations.

BUSINESS OUTLOOK

     The Company operates businesses in several different markets. Management reacts to the competitive market forces of its businesses which have fluctuations in revenues and operating earnings as the result of volume. The Company monitors the technological changes and competitive and regulatory environment of the telecommunications business and develops strategies to address these changes in ways unique to the telecommunications business.

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

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition, and other sections of this Annual Report, contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by Company management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                                FINANCIAL STATEMENTS
                                 TABLE OF CONTENTS


     Description                                                 Page
     -----------                                                 ----

     Independent Auditor's Report                                II-15

     Consolidated Balance Sheet                                  II-16

     Consolidated Statement of Income                            II-17

     Consolidated Statement of Shareholders' Equity              II-18

     Consolidated Statement of Cash Flows                        II-19

     Business Segment Data                                       II-20

     Notes to Consolidated Financial Statements                  II-21

                            INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Hickory Tech Corporation

We have audited the consolidated balance sheet of Hickory Tech Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hickory Tech Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


 /s/ Olsen Thielen & Co., Ltd.


St. Paul, Minnesota
January 30, 1998

                     HICKORY TECH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                 AS OF DECEMBER 31

(DOLLARS IN THOUSANDS)
                                       ASSETS


                                                                                     1997           1996
                                                                                   -------         ------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                       $  1,219       $  2,954
  Receivables, Net of Allowance for Doubtful Accounts of  $461 and $114             12,609         10,782
  Inventories                                                                        3,131          2,859
  Deferred Tax Benefit and Other                                                     1,314          1,372
                                                                                   -------         ------

  TOTAL CURRENT ASSETS                                                              18,273        17,967

INVESTMENTS                                                                          3,657          2,980

NET PROPERTY, PLANT AND EQUIPMENT                                                   57,769         40,873

OTHER ASSETS:
  Intangible Assets                                                                 32,135          8,735
  Notes Receivable                                                                       -           230
  Miscellaneous                                                                        550            478
                                                                                   -------         ------

    TOTAL OTHER ASSETS                                                              32,685          9,443

TOTAL ASSETS                                                                      $112,384        $71,263
                                                                                   -------         ------
                                                                                   -------         ------


                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                                $  6,765       $  8,671
  Accrued Taxes                                                                        191            722
  Accrued Interest                                                                     735              3
  Advanced Billings and Deposits                                                     1,878         2,080
  Current Maturities of Long-Term Debt                                                 439            212
                                                                                   -------         ------

    TOTAL CURRENT LIABILITIES                                                       10,008         11,688

LONG-TERM DEBT, Net of Current Maturities                                           41,525            877

DEFERRED CREDITS:
  Investment Tax Credits                                                                88            153
  Income Taxes                                                                       2,408          2,768
  Compensation, Benefits and Other                                                   3,178          3,150
                                                                                   -------         ------

    TOTAL DEFERRED CREDITS                                                           5,674          6,071

SHAREHOLDERS' EQUITY:
  Common Stock                                                                         454            479
  Additional Paid-In Capital                                                         1,990          1,778
  Retained Earnings                                                                 52,733         50,370
                                                                                   -------         ------

    TOTAL SHAREHOLDERS' EQUITY                                                      55,177         52,627


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $112,384        $71,263
                                                                                   -------         ------
                                                                                   -------         ------


The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                               YEARS ENDED DECEMBER 31


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1997           1996          1995
                                                   ---------      ---------      ---------
OPERATING REVENUES:
  Telephone                                       $   42,835     $   34,334     $   32,600
  Billing and Data Services                            9,474          9,573         10,405
  Equipment Sales                                     16,034         16,153         12,111
  Telecommunications Product Development               8,119          6,502          7,731
                                                   ---------      ---------      ---------

    TOTAL OPERATING REVENUES                          76,462         66,562         62,847

COSTS AND EXPENSES:
  Cost of Sales                                       16,503         15,792         13,830
  Operating Expenses                                  31,313         27,139         26,050
  Depreciation                                         6,761          5,055          5,291
  Amortization of Intangibles                          1,229          1,803          1,897
                                                   ---------      ---------      ---------

    TOTAL COSTS AND EXPENSES                          55,806         49,789         47,068

OPERATING INCOME                                      20,656         16,773         15,779

OTHER INCOME                                           1,762            655            924
GAIN ON SALE OF DIRECTV ASSETS                         6,345              -              -
INTEREST EXPENSE                                      (2,292           (143)           (77)
                                                   ---------      ---------      ---------


INCOME BEFORE INCOME TAXES                            26,471         17,285         16,626

INCOME TAXES                                          10,992          6,866          6,726
                                                   ---------      ---------      ---------


NET INCOME                                        $   15,479    $    10,419    $     9,900
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------


EARNINGS PER SHARE                               $      3.36    $      2.09    $      1.93
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

EARNINGS PER SHARE ASSUMING DILUTION             $      3.36    $      2.09    $      1.93
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

DIVIDENDS PER SHARE                              $      1.20   $       1.10    $      1.00
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         4,603,957      4,980,006      5,127,470
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------



The accompanying notes are an integral part of the consolidated financial statements.

                     HICKORY TECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                      Common Stock                Additional                               Total
                                            ------------------------------         Paid-In           Retained         Shareholders'
(DOLLARS IN THOUSANDS)                          Shares              Amount          Capital           Earnings            Equity
                                            --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                  5,124,291          $    2,002   $          -          $   50,840         $    52,842

Employee Stock Purchase Plan                      8,205                 242                                                    242
Director Stock Purchase Plan                      1,525                  50                                                     50
Net Income                                                                                               9,900               9,900
Dividends Paid                                                                                          (5,127)             (5,127)
                                            --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                  5,134,021               2,294              -              55,613              57,907

Declaration of Common Stock Stated Value                             (1,429)         1,429                                       -
Stock Issued to Complete Prior Acquisition        6,757                   1            196                                     197
Long-Term Incentive Plan                          3,152                  93                                                     93
Employee Stock Purchase Plan                     11,094                   1            235                                     236
Director Stock Purchase Plan                      1,571                  13             29                                      42
Retirement of Stock                            (366,366)               (494)          (111)            (10,181)            (10,786)
Net Income                                                                                              10,419              10,419
Dividends Paid                                                                                          (5,481)             (5,481)
                                            --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                  4,790,229                 479          1,778              50,370              52,627

Long-Term Incentive Plan                          3,155                                 86                                      86
Employee Stock Purchase Plan                      9,426                   1            199                                     200
Director Stock Purchase Plan                        981                   1             29                                      30
Retirement of Stock                            (269,672)                (27)          (102)             (7,587)             (7,716)
Net Income                                                                                              15,479              15,479
Dividends Paid                                                                                          (5,529)             (5,529)
                                            --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                  4,534,119         $       454    $     1,990          $   52,733         $    55,177
                                            --------------------------------------------------------------------------------------
                                            --------------------------------------------------------------------------------------





The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               YEARS ENDED DECEMBER 31


(DOLLARS IN THOUSANDS)                                               1997           1996           1995
                                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                    $  15,479      $  10,419      $   9,900
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                                   8,198          7,076          7,401
      (Gain) Loss Resulting from Disposition of Assets               (6,925)             -            415
      Provision for Losses on Notes Receivable and Investments          265            260            324
      Equity in Partnership Income                                   (1,046)          (503)          (597)
                                                                  ---------      ---------      ---------
    Cash Provided From Operations Before Changes
      in Assets and Liabilities                                      15,971         17,252         17,443
      Changes in Assets and Liabilities Net of
      Effects of Acquisitions and Dispositions:
    (Increase) Decrease in:
      Receivables                                                    (1,827)        (1,401)        (2,123)
      Inventories                                                      (102)           (13)             1
    Increase (Decrease) in:
      Accounts Payable and Accrued Taxes                              1,113            551          1,272
      Advanced Billings and Deposits                                   (202)           401            384
      Deferred Income Taxes and Investment Tax Credits                 (518)        (1,339)          (676)
    Other                                                               107            (53)         1,043
                                                                  ---------      ---------      ---------
    Net Cash Provided by Operating Activities                        14,542         15,398         17,344
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property, Plant and Equipment                      (26,796)        (7,282)        (5,945)
    Increase in Notes Receivable and Investments                        (27)          (113)           (68)
    Redemption of Investments                                           361            200            275
    Change in Temporary Cash Investments                                  -          7,176         (5,289)
    Purchase of Intangible Assets                                   (23,568)        (1,081)        (1,114)
    Acquisitions, Net of Cash Acquired                               (2,513)             -              -
    Proceeds from Sale of Assets                                      8,320              -              -
    Other                                                                 -             42             67
                                                                  ---------      ---------      ---------
    Net Cash Used in Investing Activities                           (44,223)        (1,058)       (12,074)
                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Debt                                   42,512              -              -
    Repayments of Debt                                               (1,637)          (204)          (983)
    Proceeds from Issuance of Common Stock                              316            568            292
    Retirement of Common Stock                                       (7,716)       (10,786)             -
    Dividends Paid                                                   (5,529)        (5,481)        (5,127)
                                                                  ---------      ---------      ---------
      Net Cash Provided by (Used in) Financing Activities            27,946        (15,903)        (5,818)
                                                                  ---------      ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,735)        (1,563)          (548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,954          4,517          5,065
                                                                  ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   1,219      $   2,954      $   4,517
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------
--------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                        $   1,372      $     143      $     134
    Cash Paid for Income Taxes                                    $  11,575      $   8,203      $   7,240

The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                                BUSINESS SEGMENT DATA
                               YEARS ENDED DECEMBER 31


(DOLLARS IN THOUSANDS)                                               1997           1996           1995
                                                                  ---------      ---------      ---------
IDENTIFIABLE ASSETS:
    Telephone                                                     $  92,617      $  52,239      $  50,339
    Billing and Data Services                                         4,371          4,964          7,725
    Equipment Sales                                                   8,444          6,888          5,214
    Telecommunications Product Development                            4,670          4,180          3,417
    Corporate                                                         2,282          2,992          7,243
                                                                  ---------      ---------      ---------
    Total Assets                                                  $ 112,384      $  71,263      $  73,937
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

REVENUES BEFORE INTERSEGMENT ELIMINATION:
    Telephone                                                     $  42,912      $  34,479      $  32,929
    Billing and Data Services                                        11,821         11,769         12,437
    Equipment Sales                                                  16,034         16,153         12,111
    Telecommunications Product Development                            8,119          6,502          7,731
    Intersegment Elimination                                         (2,424)        (2,341)        (2,361)
                                                                  ---------      ---------      ---------
    Total Revenues                                                $  76,462      $  66,562      $  62,847
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

INTERSEGMENT REVENUES:
    Telephone                                                     $      77      $     145      $     329
    Billing and Data Services                                         2,347          2,196          2,032
                                                                  ---------      ---------      ---------
    Total Intersegment Revenues                                   $   2,424      $   2,341      $   2,361
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

OPERATING INCOME:
    Telephone                                                     $  19,169      $  16,044      $  15,118
    Billing and Data Services                                         1,795            658            721
    Equipment Sales                                                   1,485          1,410            112
    Telecommunications Product Development                              640           (403)         1,129
    Corporate                                                        (2,433)          (936)        (1,301)
                                                                  ---------      ---------      ---------
    Total Operating Income                                        $  20,656      $  16,773      $  15,779
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

DEPRECIATION AND AMORTIZATION:
    Telephone                                                     $   6,718      $   4,571      $   4,621
    Billing and Data Services                                           863          1,939          1,784
    Equipment Sales                                                     182            104            523
    Telecommunications Product Development                              143            131            138
    Corporate                                                            84            113            122
                                                                  ---------      ---------      ---------
    Total Depreciation and Amortization                           $   7,990      $   6,858      $   7,188
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

CAPITAL EXPENDITURES:
    Telephone                                                     $  11,431      $   9,536      $   5,438
    Assets acquired from US West                                     12,499              -              -
    Billing and Data Services                                           258             62            328
    Equipment Sales                                                     260            204            120
    Telecommunications Product Development                              103             97            123
    Corporate                                                            83            201             12
                                                                  ---------      ---------      ---------
    Total Capital Expenditures                                    $  24,634      $  10,100      $   6,021
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

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

BASIS OF CONSOLIDATION

The consolidated financial statements of the Company include Hickory Tech Corporation, its subsidiaries, and majority-owned partnerships. Investments in 20% to 50% owned entities and all unconsolidated partnerships and LLCs are accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements.

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

Certain amounts in the 1996 and 1995 financial statements and notes have been reclassified to conform with the 1997 presentation.

PROPERTY AND DEPRECIATION

Property, plant and equipment are recorded at original cost of acquisition or construction. When telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and no gains or losses are recorded.

The components of Net Property, Plant and Equipment are summarized as follows:

(Dollars in Thousands)                     1997                   1996
                                           ----                   ----
Telephone Plant                           $110,229               $78,132
Other Property and Equipment                11,000                 9,464
                                          --------               -------
Total                                      121,229                87,596
Less Accumulated Depreciation               63,460                46,723
                                          --------               -------
Net Property, Plant and Equipment          $57,769               $40,873
                                          --------               -------
                                          --------               -------

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on depreciable telephone plant for the three years ended December 31, 1997, were 6.4%, 6.1%, and 6.6%. Other equipment is depreciated over estimated useful lives of three to fifteen years, and the associated building is depreciated over its estimated useful life of thirty-five years.

CASH INVESTMENTS

Cash and cash equivalents include general funds and short-term investments with original maturities of three months or less.

                     HICKORY TECH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS

Other investments are carried at lower of cost or net realizable value.

INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following:

(Dollars in Thousands)                     1997                   1996
                                           ----                   ----
Finished Goods                            $  264                 $  211
Work in Process                              210                    156
Materials and Supplies                     2,657                  2,492
                                          ------                 ------
Total                                     $3,131                 $2,859
                                          ------                 ------
                                          ------                 ------

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

INTANGIBLE ASSETS

Intangible assets are shown net of accumulated amortization of $1,288,000 and $4,213,000. The excess of cost over fair value of net assets acquired relating to acquisitions is being amortized over forty years. As of December 31, 1997 and 1996, unamortized excess costs over fair value of assets acquired were $30,435,000 and $6,409,000 respectively. Contract rights and covenants not to compete associated with acquisitions are being amortized over three to twenty years.

CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of costs to develop software internally for the Company's Billing and Data Services Segment. Capitalization of internally developed software begins upon the establishment of technological feasibility and continues until the product becomes available for general release to customers. Unamortized software costs at December 31, 1997 and 1996 were $0 and $492,000, respectively, and are included in Intangible Assets in the Consolidated Balance Sheets. Amortization expenses related to capitalized software costs were $492,000 in 1997, $1,500,000 in 1996, and $1,193,000 in 1995. Capitalized costs are amortized on a product-by-product basis over the remaining estimated economic life of the product.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by dilutive potential common shares. Dilutive potential common shares include stock options and stock subscribed, under the employee stock purchase plan (ESPP).

                                            1997         1996        1995
                                            ----         ----        ----
Weighted average shares outstanding      4,603,957    4,980,006   5,127,470
Stock options                                1,322            -         544
Stock subscribed (ESPP)                        463          527         510
                                         ---------    ---------   ---------
Total dilutive shares outstanding        4,605,742    4,980,533   5,128,524
                                         ---------    ---------   ---------
                                         ---------    ---------   ---------

Options to purchase 18,728 shares were not included in the 1997 computation of earnings per share assuming dilution because including them would have been antidilutive.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

On April 10, 1997, the Company acquired the assets of eleven rural telephone exchanges in northwest Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 telephone access lines. The new exchanges are reported as operations of Heartland Telecommunications Company of Iowa, a wholly-owned subsidiary of the Company and included in the Telephone Segment. The acquisition was structured as a purchase of telephone assets from US West and $22,772,000 of costs in excess of net assets acquired was recorded. The acquisition was financed by new long-term debt instruments from seven institutional investors in a private debt placement. A total of $40,000,000 in senior unsecured notes was funded.

On July 15, 1997, the Company sold its exclusive DirecTV distribution rights in seven counties in southern Minnesota, along with related assets, to Golden Sky Systems, Inc. in exchange for $7,200,000. The Company recorded a pre-tax gain on the sale of the assets of $6,345,000. The DirecTV distribution rights had been acquired by the Company from National Rural Telecommunications Cooperative in 1993. The amount of net operating revenue and income before income tax associated with the Company's operation of its DirecTV business have not been material to the Company.

On October 30, 1997, the Company acquired the assets of DataComm Products (DataComm). DataComm is a data networking business based in Brooklyn Park, Minnesota with a customer base spanning the Midwest. The operations of the acquisition are included in the Equipment Sales Segment. The purchase price of $2,573,000 is scheduled to be paid over three years with $1,600,000 paid in 1997. A final contingent payment is possible on November 1, 2000. The Company attributed $1,877,000 of the purchase price as costs in excess of net assets acquired. In the acquisition, there were no liabilities assumed nor cash acquired. The amount of net operating income, income before income tax, and earnings per share associated with this acquisition are not material to the Company.

NOTE 3 - BUSINESS SEGMENTS AND CONCENTRATIONS

The Company's operations are conducted in four business segments. The Telephone Segment provides telephone services to Mankato and adjacent areas of south central Minnesota, to the Amana Colonies in east central Iowa and to eleven communities in northwest Iowa. The Telephone Segment also operates fiber optic cable transport facilities and holds a minority interest in a rural cellular limited liability company, both in southern Minnesota. The Billing and Data Services Segment provides data processing service to local telephone companies, interexchange long distance companies and enhanced service providers throughout the United States. The Equipment Sales Segment designs, sells, installs and services voice and data communications equipment in the retail market in the Minneapolis/St. Paul area. The Telecommunications Product Development Segment designs, assembles and distributes unique telecommunications components for business telephone systems throughout North America, the United Kingdom, and the Pacific Rim. Refer to page II - 20 for a schedule of business segment information.

NOTE 4 - FINANCIAL INSTRUMENTS AND INVESTMENT SECURITIES

The carrying value of cash and cash equivalents approximates their fair value due to the short maturity of the instruments. Investments include investments accounted for using the equity method of accounting and investments which do not have a readily determinable fair market value. The fair value of the Company's long-term debt, after deducting current maturities, is estimated to be $41,065,000 at December 31, 1997 and $775,000 at December 31, 1996,
compared to carrying values of $41,525,000 and $877,000 respectively. The fair value estimates are based on the overall weighted rates and maturity compared to rates and terms currently available in the long-term financing markets.

NOTE 5 - COMMON STOCK

The Company's common stock has no par value. There are 25,000,000 shares authorized.

On April 1, 1996, a stated value of $0.10 per share was established for the common stock which resulted in a reclassification of $1,429,000 from common stock to additional paid-in capital.

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price at which the shares can be purchased is 85% of the fair market value for such shares on the lesser of two specified dates in each plan year. There were 300,000 common shares reserved for this plan. At December 31, 1997, employees had subscribed to purchase approximately 9,700 shares in the current plan year ended August 31, 1998.

                     HICKORY TECH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The plan includes stock performance awards based on Company growth in pre-tax net income. Stock performance awards distributed under the plan amounted to 3,155 and 3,152 shares in 1997 and 1996.

If the Company had elected to recognize compensation cost for the stock options granted based on the fair value at the grant dates using the Black-Scholes option-pricing model, net income would have decreased by $114,000 in 1997, $55,000 in 1996 and $37,000 in 1995.

Options may be exercised no later than ten years after the date of grant. All shares available for grant in any year which are not granted under the plan shall be available for grant in subsequent years. There were 250,000 common shares reserved for this plan.

A summary of stock options activity of the plan is as follows:


                                           Number of       Option
                                            Shares         Prices
                                            ------         ------
Options Outstanding at
December 31, 1994                           15,433      $30.75-$33.75
Granted in 1995                              6,645            $31.625
Expired in 1995                             (3,350)     $30.75-$33.75
Granted in 1996                             11,000            $28.125
Granted in 1997                             12,600            $28.375
                                            ------      -------------
Options Outstanding at
December 31, 1997                           42,328     $28.125-$33.75
                                            ------      -------------
                                            ------      -------------
Options Exercisable at
December 31, 1997                           20,183     $28.125-$33.75
                                            ------      -------------
                                            ------      -------------

                     HICKORY TECH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT

Long-term debt consists of the following:


          (Dollars in Thousands)                          1997          1996
                                                          ----          ----
Senior Notes to Institutional Investors, 7.11%
   Due April 2012                                       $40,000        $    -
Notes Payable for DataComm Acquisition,
   5.69% Imputed Interest Due November 2000                 912             -
Notes Payable to Rural Utilities Service, 2%
  Due November 2003                                         919           935
Notes Payable to Rural Telephone Bank, 4%
  Due April 2007                                            133           154
                                                        -------        ------
  Total                                                  41,964         1,089
Less Current Maturities                                     439           212
                                                        -------        -------
Long-Term Debt                                          $41,525        $  887
                                                        -------        -------
                                                        -------        -------

In April 1997, the Company obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the US West telephone exchanges in Iowa. The notes accrue interest at 7.11%. No principal payments are due during the first four years. Provisions of the debt instruments contain covenants relating to liens, consolidated net worth and cash flow coverage. The Company is in compliance with all financial debt covenants.

In October 1997, the Company acquired the assets of DataComm Products. The terms of the purchase agreement require the Company to make annual payments in 1998 and 1999 on an unsecured note. An additional contingent payment is due in November 2000.

As of December 31, 1997, the Company has $1,052,000 of outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

Annual requirements for principal payments for the four years subsequent to 1998 are as follows: 1999 - $675,500; 2000 - $207,400; 2001 - $242,300 and
2002 -$3,853,600.

In July, 1997, the Company obtained a $10 million unsecured line of credit arrangement with a local bank. This line of credit will be used for general corporate purposes including interim financing for acquisitions. The line of credit provides for borrowing at a variable annual rate of LIBOR plus 1.5%. There are no material compensating balances or commitment fee requirements under this arrangement.

NOTE 7 - EMPLOYEE RETIREMENT BENEFITS

Employees in participating companies who meet certain service requirements are covered under a defined contribution retirement savings plan which include IRS Section 401(k) provisions. The Company contributes up to 6% of the employee's basic compensation, based on the employee's voluntary contribution. The Company also offers an employee profit sharing provision with the plan for all employees who are eligible to participate in the employee retirement savings plan and are not covered by other types of incentive pay plans. Under this provision, the Company contributes up to 2% of the eligible employee group total base compensation into retirement savings plan accounts if the participating companies achieve specific earnings targets. Company contributions and costs for the total retirement savings plan were $937,000 in 1997, $751,000 in 1996 and $774,000 in 1995.

In addition to providing retirement savings benefits, the Company provides postretirement health care and life insurance benefits for certain employees. The Company is not currently funding these benefits.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic postretirement benefit expense was $256,000 in 1997, $249,000 in 1996 and $334,000 in 1995. Accrued postretirement benefit cost was $1,033,000 as of December 31, 1997 and $839,000 as of December 31, 1996. The unrecognized transition obligation is being amortized over 20 years. The unrecognized liability as of December 31, 1997 is $900,000 and was $960,000 as of December 31, 1996.

The health care cost trend rates used in determining the accumulated postretirement benefit obligations were 9% decreasing to 6% in year 10 and later for December 31, 1997 and 10% decreasing to 6% in year 10 and later for the obligations on December 31, 1996. An increase of one percentage point in the assumed health care cost trend rates would increase the accumulated post-retirement benefit obligations at December 31, 1997 by $338,000 and the net periodic postretirement benefits cost for the year then ended by $48,000.

A weighted average discount rate of 8.00% was used to develop the net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES
The income tax provisions include the following components:


                              (Dollars in Thousands)                 1997           1996           1995
                                                                   --------       --------       --------
Current Income Taxes:
  Federal                                                          $  9,133       $  6,394       $  5,769
  State                                                               2,377          1,811          1,633
Deferred Income Taxes:
  Federal                                                              (348)          (976)          (446)
  State                                                                (104)          (284)          (126)
Investment Tax Credit:
  Amortized                                                             (66)           (79)          (104)
                                                                   --------       --------       --------
Total Income Tax Expense                                           $ 10,992       $  6,866       $  6,726
                                                                   --------       --------       --------
                                                                   --------       --------       --------

Deferred tax liabilities and assets are comprised of the following:

                              (Dollars in Thousands)                 1997           1996
                                                                   --------       --------
Tax Liabilities Associated with:
  Depreciation and Fixed Assets                                    $  3,370       $  3,540
  Intangible Assets                                                     639            469
  Investments                                                           109            174
  Other                                                                   -             23
                                                                   --------       --------
    Gross Deferred Tax Liability                                      4,118          4,206
                                                                   --------       --------

Tax Assets Associated with:
  Deferred Benefit Plans                                              1,455          1,085
  Receivables and Inventory                                             515            360
  Accrued Liabilities                                                   491            577
  Investments                                                           255            290
  Other                                                                   -             40
                                                                   --------       --------
    Gross Deferred Tax Assets                                         2,716          2,352
                                                                   --------       --------
Net Deferred Tax Liability                                            1,402          1,854
Net Current Deferred Tax Asset                                        1,006            914
                                                                   --------       --------
  Net Non-Current Deferred
    Tax Liability                                                  $  2,408       $  2,768
                                                                   --------       --------
                                                                   --------       --------

The differences which cause the effective tax rate to vary from the statutory federal income rates are as follows:

                                                                     1997           1996           1995
                                                                   --------       --------       --------
Statutory Tax Rate                                                     35.0%          35.0%          35.0%
Effect of:
  State Income Taxes Net of
    Federal Tax Benefit                                                 5.6            5.8            5.9
  Amortization of Investment
    Tax Credit                                                         (0.3)          (0.5)          (0.6)
  Other, Net                                                            1.2           (0.6)           0.2
                                                                   --------       --------       --------
Effective Tax Rate                                                     41.5%          39.7%          40.5%
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONSTRUCTION COMMITMENTS
The construction and facilities program for 1998 is approximately $8,100,000. Normal purchase commitments have or will be made for planned expenditures.

NOTE 10 - CORPORATE DEVELOPMENT
The Company has entered into an agreement to purchase the stock of Frontier Corporation's Minnesota RSA 10 cellular property in a cash transaction. The property comprises the counties of Blue Earth, Faribault, Freeborn, Le Sueur, Rice, Steele, and Waseca. The population of the serving area is 230,000. The Company is awaiting approval from the Federal Communications Commission. It is anticipated that the purchase will be completed by the close of the second quarter of 1998 and will be accounted for under the purchase method of accounting.

The Company will utilize new long-term debt instruments to fund the majority of the $40,000,000 acquisition price for the Frontier Corporation cellular property. Negotiations are presently taking place to secure funding. No difficulty is anticipated in obtaining this financing.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Not Audited)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1997
                                                              --------

                                   Total            4th            3rd            2nd            1st
                                --------       --------       --------       --------       --------
Operating Revenues              $ 76,462       $ 20,168       $ 19,505       $ 19,299       $ 17,490
Operating Income                  20,656          5,422          5,226          5,663          4,345
Net Income                        15,479          2,939          6,662          3,156          2,722
Earnings Per Share                 $3.36           $.64          $1.46           $.68           $.58
Dividends Per Share                $1.20           $.30           $.30           $.30           $.30


                                                                  1996
                                                                  ----

                                   Total            4th            3rd            2nd            1st
                                --------       --------       --------       --------       --------
Operating Revenues              $ 66,562       $ 18,440       $ 16,639       $ 15,942       $ 15,541
Operating Income                  16,773          5,427          4,182          3,310          3,854
Net Income                        10,419          3,199          2,633          2,171          2,416
Earnings Per Share                 $2.09           $.65           $.54           $.43           $.47
Dividends Per Share                $1.10          $.275          $.275          $.275          $.275

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There has been no change in accountants and no disagreement with the accountants regarding accounting or financial disclosures within the twenty-four month period ending December 31, 1997.

          On March 5, 1998, the Registrant notified Olsen, Thielen & Co., Ltd. of their dismissal as the Registrant's certifying accountants effective April 13, 1998. On March 2, 1998, the Audit Committee of the Board of Directors of the Registrant approved this action. During the Registrant's two most recent fiscal years and through March 5, 1998, there were no disagreements with Olsen, Thielen & Co., Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Olsen, Thielen & Co., Ltd., would have caused that firm to make reference to the subject matter of the disagreement in connection with its report. Olsen, Thielen & Co., Ltd.'s report on the Registrant's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's two most recent fiscal years and through March 5, 1998, there were no reportable events (as described in Regulation S-K Item 304(a)(1)(v)). The Registrant has provided Olsen, Thielen & Co., Ltd. with a copy of the disclosures contained herein and has requested that Olsen, Thielen & Co., Ltd. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant herein and, if not, stating the respects in which it does not agree. A copy of Olsen, Thielen & Co., Ltd. letter dated March 11, 1998 was filed as Exhibit 16 to the Form 8-K reported on March 5, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

                        MEMBERS OF THE BOARD OF DIRECTORS

ROBERT D. ALTON, JR. has served as a director since 1993. His present term expires in 1999. Mr. Alton became President and Chief Executive Officer of the Company in 1993. Mr. Alton, age 49, is the former President of Telephone Operations of Contel Corporation and was employed in various executive and financial capacities at Contel Corporation for twenty-one years.

LYLE T. BOSACKER has served as a director since 1988. His present term expires in 2000. Mr. Bosacker, age 55, is a management consultant and President of CEO Advisors, Inc. Mr. Bosacker served as the Director of Corporate Information Services for International Multifoods from 1991 to 1993 and as its Director of Corporate Information Systems Planning from 1987 to 1991.

ROBERT K. ELSE has served as a director since 1990. His present term expires in 1999. Mr. Else, age 62, has been the President of EI Microcircuits, Inc. in Mankato, Minnesota, since 1984. EI Microcircuits manufactures and assembles electronic circuit boards.

JAMES H. HOLDREGE has served as a director since 1992. His present term expires this year and he is a nominee. Mr. Holdrege, age 59, has been the General Manager of KATO Engineering Division, Reliance Electric Co. since 1984. KATO Engineering is a manufacturer of synchronous generators, power conditioning equipment and associated controls.

LYLE G. JACOBSON has served as a director since 1989. His present term expires this year and he is a nominee. Mr. Jacobson, age 56, has been the President and Chief Executive Officer of Katolight Corporation in Mankato, Minnesota, since 1985. Katolight Corporation is a manufacturer of diesel and gas powered electrical generator sets and generator controls.

R. WYNN KEARNEY, JR. has served as a director since 1993. His present term expires in 1999. Dr. Kearney, age 54, has been in private practice with the Orthopaedic & Fracture Clinic, P.A., in Mankato, Minnesota, since 1972 and is President of the Minnesota Orthopaedic Society. Dr. Kearney, a minority owner of the Minnesota Timberwolves, presently serves as President of the Mankato State University Foundation. Dr. Kearney is also a director of Exactech, Inc. of Gainesville, Florida.

STARR J. KIRKLIN has served as a director since 1989. His present term expires this year and he is a nominee. Mr. Kirklin, age 61, retired from First Bank System, Inc. in February of 1996. Mr. Kirklin is now employed as Director of Development for Mankato State University.

BRETT M. TAYLOR, JR. has served as a director since 1970. His present term expires in 2000. Mr. Taylor, age 68, is the retired Chairman of Brett's Department Stores, Co. and previously served as its President from 1971 to 1987.


                                      III-1

                            OTHER EXECUTIVE OFFICERS

JON L. ANDERSON, age 45, has served as a Vice President since 1995. Mr. Anderson has served as President of Collins Communications Systems Co. since 1994 and was its Vice President and General Manager from 1991 to 1994.

DAVID A. CHRISTENSEN, age 45, has served as Secretary since 1993, Vice President and Chief Financial Officer since 1989, and Treasurer since 1986.

MARY T. JACOBS, age 40, has served as a Vice President of the Company since 1996, Vice President of Human Resources since 1998, and Director of Human Resources from 1993 to 1997.

BRUCE H. MALMGREN, age 53, has served as a Vice President of the Company and as President of National Independent Billing, Inc. since 1995. Mr. Malmgren was Senior Vice President of Sales and Marketing and National Sales Manager for Dataserv, Inc. from 1992 to 1995. Dataserv, Inc. provides technical services for commercial personal computer systems.

DAVID H. ROWLEY, age 57, has served as a Vice President since 1995 and President of Digital Techniques, Inc. since 1993.

ASIM SABER, age 43, has served as Vice President of the Company and President of the Company's Telephone Sector since August 1997. From 1993 to 1997, Mr. Saber was General Manager/CEO of Valley Telephone Co. in Texas. From 1990 to 1993, Mr. Saber was President of Virgin Islands Telecom, Inc. and Vice President of Virgin Islands Telephone Co.


There are no present family relationships between the executive officers, nor between the executive officers and the directors.


                                      III-2

ITEM 11.  EXECUTIVE COMPENSATION.
The remuneration paid or accrued to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose aggregate remuneration exceeded $100,000 in 1997 is as follows: In addition, partial year remuneration is included for Mr. Saber.

                           SUMMARY COMPENSATION TABLE


                                                                                LONG TERM COMPENSATION
                                    ANNUAL COMPENSATION                                AWARDS
                         -------------------------------------------------      ----------------------
                                                                                     Securities          All
Name and                                                                             Underlying          Other
Principal                                                                            Options/            Compensation
Position                 Year           Salary ($)             Bonus($)(2)           SARs (#)            ($)
--------                 ----           ----------             -----------           ----------          ------------

ROBERT D. ALTON, JR.     1997           $221,550 (1)           $131,149 (3)          5,500               $ 9,500 (4)
Director, Chairman,      1996           $213,050 (1)           $110,530 (3)          5,400               $ 7,923 (4)
President and Chief      1995           $205,800 (1)           $113,740              3,486               $ 8,625 (4)
Executive Officer

JON L. ANDERSON          1997           $110,800               $85,765               1,200               $14,508 (6)
Vice President           1996           $105,000               $24,697               1,000               $12,082 (5)
                         1995           $ 95,000               $43,910                 N/A               $ 5,456 (4)

DAVID A. CHRISTENSEN     1997           $127,500               $56,748                 700               $ 7,644 (4)
Vice President,          1996           $122,900               $72,510                 800               $ 7,211 (4)
Chief Financial          1995           $118,500               $51,139               1,405               $ 6,511 (4)
Officer, Secretary
and Treasurer

BRUCE H. MALMGREN        1997           $124,400               $53,889               1,000               $ 3,970 (6)
Vice President           1996           $119,600               $64,314                 800               $ 3,561 (5)
                         1995           $110,100               $ N/A                   N/A                   N/A

DAVID H. ROWLEY          1996           $114,500                  -0-                  500               $ 6,604 (4)
Vice President           1996           $110,000               $47,737               1,000               $15,488 (5)
                         1995           $104,500               $64,333                 N/A                   N/A

ASIM SABER               1997           $  50,673 (7)          $    N/A                N/A               $30,358 (8)


(1) Includes deferred compensation of $9,800 in 1995, $10,145 in 1996 and $10,550 in 1997 pursuant to a Supplemental Retirement Agreement with the Company. Each year Mr. Alton accrues benefits equal to five percent (5%) of his base salary. This accumulation of benefits will occur for a maximum of ten (10) years of service commencing January 1, 1993. Benefits are paid upon termination of employment commencing on the earlier of Mr. Alton's 62nd birthday or his date of death.

(2) The Company and its subsidiaries have an Executive Incentive Plan whereby key executives may receive additional compensation based on annual performance and set goals of the Company, its subsidiaries and the individual executive. In addition to cash compensation, each executive receives a performance award equal to one-half of the cash compensation. The cash award and performance award credit are shown in this column. The performance award is credited to the executive's performance account. This credit can be selected to be a cash credit or a stock credit. The stock credit is for the Company's stock and is held in a trust. If a cash credit, the account is annually credited with interest equal to the rate for a ten year Treasury Bond. If a stock credit, the account is credited with additional shares equal to the dividends on the shares held in the account. One-fourth (1/4) of the performance account is vested immediately and an additional one-fourth (1/4) vests each of the succeeding three years.

(3) Includes awards actually granted under the Company's 1993 Stock Award Program and distributed in 1996 to Mr. Alton of $38,038 and Mr. Christensen of $15,375; and under the Company's 1994 Stock Award Plan which were distributed in 1997 to Mr. Alton of $39,567 and Mr. Christensen of $15,614.

(4) Employer contributions to 401(k) Plans.

(5) Includes $6,157 contribution to 401(k) Plan and $5,925 in discretionary Stock Award in 1996 under the Company's Stock Award Plan for Mr. Anderson, and $598 contribution to 401(k) Plan and $2,963 in discretionary Stock Award in 1996 under


                                      III-3
the Company's Stock Award Plan for Mr. Malmgren and $6,600 contribution to 401(k) Plan and $8,888 in discretionary Stock Award in 1996 under the Company's Stock Award Plan for Mr. Rowley.

(6) Includes $6,333 contribution to 401(k) Plan and $8,175 in discretionary Stock Award in 1997 under the Company's Stock Award Plan for Mr. Anderson, and $1,245 contribution to 401(k) Plan and $2,725 in discretionary Stock Award in 1997 under the Company's Stock Award Plan for Mr. Malmgren.

(7) Includes salary since date of hire, August 18, 1997.

(8) Includes a $30,000 one-time payment at time of hire and $358 contribution to the 401(k) Plan.


                                      III-4

                            LONG TERM INCENTIVE PLANS
                           AWARDS IN LAST FISCAL YEAR

Stock Award Programs (the "Programs") were implemented each year since 1993, pursuant to the terms of the Company's 1993 Stock Award Plan. This Plan was approved by the shareholders in 1993 and since amended. Each Program established a number of shares that may be issued to the executives of the Company contingent upon achievement of performance objectives over a three-year period. The objectives are based on compound annual increases in the earnings of the Company and its subsidiaries. The restricted shares established in the 1995 Stock Award Program were distributed to the participants in February of 1998.


                                                                                 Estimated Future Payouts
                                                                             Under Non-Stock Price-Based Plans
                                                                        ------------------------------------------
                          Number of            Performance or
                          Shares, Units        Other Period
                          or Other             Until Maturation
Name                      Rights (#)(1)        or Payout                Threshold(2)     Target(3)      Maximum(4)
----                      -------------        ----------------         ------------     ---------      ----------

Alton                         2,000            1 year                      1,400          2,000          3,000
                              2,000            2 years                     1,400          2,000          3,000

Anderson                        400            1 year                        200            400            600
                                400            2 years                       200            400            600

Christensen                     300            1 year                        100            300            450
                                300            2 years                       100            300            450

Malmgren                        400            1 year                        200            400            600
                                400            2 years                       200            400            600

Rowley                          400            1 year                        200            400            600
                                400            2 years                       200            400            600


(1) Under the terms of the Programs, shares will only be issued if the Company and its subsidiaries achieve established goals of compound annual growth in pre-tax net income for the three year periods ending December 31, 1998 and 1999, respectively. This table assumes all financial objectives being achieved and the Committee approving a payout for each participant.

(2) No restricted shares will be issued unless the Company and its subsidiaries achieve the performance objectives. The number of shares in the "Threshold" column indicates the minimum number of shares to be awarded if the Company and subsidiary performance objectives have been achieved.

(3) There is a potential range of restricted shares established for each participant under each Program. The range has a separate threshold and target number of shares that can be awarded once the pre-established performance objectives of the Company and subsidiaries have been achieved. The number of shares in the "Target" column are the high end of this range, without consideration of footnote (4) below. No shares under the Program will be issued if pre-established performance objectives are not achieved.

(4) The Programs allow the Committee the authority to reward outstanding individual performance by issuing restricted shares to an individual in an amount not to exceed 150% of the number of shares the individual would have received under the targeted level. The shares in the "Maximum" column assumes the Committee will issue 150% of the target number of shares to all participants.


                                      III-5

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                               Potential Realized Value At Assumed
                                                                                            Annual Rates of Stock Price Appreciation
                                         Individual Grants                                             For Option Term ($)
                 ----------------------------------------------------------------------     ----------------------------------------
                                   % of Total
                                   Options
                 Options           Granted To         Exercise
                 Granted           Employees In       Price                 Expiration
NAME              # (1)            Fiscal Year        ($/Share)             Date                  5%(2)                10%(2)
----             -------           ------------       ---------             -----------           -----                ------

Alton             5,500              43.7%            $28.375               May 31, 2007         $98,313             $248,875
Anderson          1,200               9.5%            $28.375               May 31, 2007         $21,450              $54,300
Christensen         700               5.6%            $28.375               May 31, 2007         $12,513              $31,675
Malmgren          1,000               7.9%            $28.375               May 31, 2007         $17,875              $45,250
Rowley              500               4.0%            $28.375               May 31, 2007         $ 8,938              $22,625


(1) The options were granted at the fair market value of the shares on May 31, 1997. The options may be exercised for one-third (1/3) of the shares after May 31, 1998, one-third (1/3) of the shares after May 31, 1999, and one-third (1/3) of the shares after May 31, 2000. All options expire on May 31, 2007 and in the event the optionee is no longer employed by the Company. All options vest upon the occurrence of an Event (as described in the 1993 Stock Award Plan). Shares acquired by the optionees are subject to rights of repurchase by the Company in the event the optionee terminates employment with the Company or wishes to transfer the shares.

(2) The exercise price was compounded at 5% and 10% over the ten (10) year term of the options. The resulting stock price was reduced by the exercise price to determine the potential realizable gain at the assumed rates of appreciation.



                          FISCAL YEAR-END OPTION VALUES


                 Number of Securities                Value of Unexercised
                Underlying Unexercised               In-The-Money Options
                   Options at FY-End                       At FY-End
                           #                                 $(1)
               ---------------------------        ---------------------------
               Exercisable   Unexercisable        Exercisable   Unexercisable
               -----------   -------------        -----------   -------------

Alton            10,417         10,262              $38,990        $66,392
Anderson            334          1,866              $ 2,338        $12,762
Christensen       3,747          1,701              $12,542        $10,094
Malmgren            267          1,533              $ 1,869        $10,481
Rowley              334          1,166              $ 2,338        $ 8,037


(1) Value of unexercised options equals fair market value of shares underlying in-the-money options at December 31, 1997 ($35.125 per share), less the exercise price times the number of in-the-money options outstanding.


                                      III-6

                            COMPENSATION OF DIRECTORS

Directors received $350 for each Board and committee meeting they attended through May, 1997, and $500 for each Board and Committee meeting they attended from June through December, 1997. In 1997, the Directors were paid an annual retainer of $10,000. These fees are waived if the individual is a paid employee of the Company. Directors have the option of receiving the retainer fee in cash or shares of Company stock.

                                CHANGE OF CONTROL

The Company has Change of Control Agreements with the following named executive officers: Robert D. Alton, Jr., Jon L. Anderson, David A. Christensen, Bruce H. Malmgren, David H. Rowley and Asim Saber. These Agreements provide that in the event there is a change in control of the Company and termination of these officers, the officers shall receive pay for the following number of years,
unless they are released for cause, are disabled or die:   2.99 years for Robert
D. Alton, Jr., and two (2) years for Jon L. Anderson, David A. Christensen, Bruce H. Malmgren, David H. Rowley and Asim Saber. If the officers are released within three years after change in control, for a reason other than cause, death or disability, they shall be paid a lump sum amount equal to their compensation for the designated time periods. In the event of a change in control of the Company and the simultaneous release of the officers, the approximate maximum amount of compensation that would be paid to Messrs. Alton, Anderson, Christensen, Malmgren, Rowley and Saber under their current agreements would be $1,325,750, $381,425, $393,925, $437,340, $323,120 and $550,700, respectively.

                                  SEVERANCE PAY

 The Company has an agreement with Robert D. Alton, Jr. that if he is discharged by the Company, he will receive severance pay equal to 12 times his then current monthly base salary. The current maximum amount payable under this agreement would be $221,550. No payments will be made to Mr. Alton if he is discharged for fraud, misappropriation of funds, embezzlement or the commission of a work related felony.

                MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the fiscal year 1997, the Board of Directors held 11 meetings. The Company has an Audit Committee consisting of Messrs. Else, Holdrege and Kearney. The Audit Committee reviews internal controls of the Company and its financial reporting, and meets with certified public accountants on these matters; three meetings were held in 1997. The Company also has a Compensation Committee consisting of Messrs. Bosacker, Jacobson and Taylor. The Compensation Committee makes recommendations to the Board regarding compensation for top management of the Company; six meetings were held in 1997. The Company also has a Corporate Development Committee consisting of Messrs. Alton, Else, Kearney and Kirklin. The Corporate Development Committee investigates potential expansion and new markets for the Company; nine meetings were held in 1997. The Company does not have a nominating committee.


                                      III-7

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation program for executives is the responsibility of the Compensation Committee of the Board of Directors. In 1997, this Committee was composed of three outside directors, Messrs. Bosacker, Jacobson and Taylor. Mr. Bosacker is Chairperson of this Committee.

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

There are three elements to the compensation plan: annual base salary, cash or stock bonuses (the "Executive Incentive Plan") and longer term incentives (the "Stock Award Plan").

Annual base salaries are somewhat influenced by the pay practices of comparable companies so that the Company remains reasonably competitive with what others are doing.

The Executive Incentive Plan has both an annual and a long-term component. The Executive Incentive Plan rewards an executive with a cash bonus for attainment of annually established financial objectives based on a combination of revenue, earnings and/or return on equity. The individual executive's performance is also factored into awards made under the Executive Incentive Plan. In addition to the payment of a cash bonus, an account is established for each executive equal to 50% of the cash bonus. This award can be credited to a cash account or a stock account, at the participant's discretion. If a cash credit is selected, the account is increased annually based on interest equal to the rate on a ten year Treasury Bond. If a stock credit is selected, the account is credited with additional shares equal to the dividends on the shares held in the account. One-fourth of this account is vested immediately and an additional one-fourth vests each of the succeeding three years.

The Stock Award Plan allows the Company to issue restricted shares, unrestricted shares, incentive stock options and non-qualified stock options to officers of the Company. The 1997 Stock Award Program that was adopted pursuant to the Stock Award Plan issued incentive stock options to seven officers of the Company. The incentive stock options vest over a three-year period and must be exercised within ten years of their issuance. Stock options are designed to reward executives as the fair market value of the stock increases. The 1997 Stock Award Program also establishes a range of restricted shares that may be issued to each officer under the Program contingent upon the achievement of performance objectives over a three-year period. The objectives are based on increases in the earnings of the Company and its subsidiaries.

The Committee applied the above-described principles and objectives in determining the compensation for the Chief Executive of the Company, Mr. Alton. In setting the 1997 salary, the Committee reviewed Mr. Alton's total compensation program to make sure that it was closely related to the performance of the Company in 1996. In establishing Mr. Alton's salary for 1997, the Committee specifically considered the satisfactory results of the Company in 1996 as compared to targeted goals in the areas of annual revenue, pre-tax profitability, return on equity and rate of growth. The Committee also reviewed the compensation of the CEO to determine that the compensation was competitive for similar positions in comparable companies and was equitable for the Company and its shareholders.

                             COMPENSATION COMMITTEE
                                Lyle T. Bosacker
                                Lyle G. Jacobson
                              Brett M. Taylor, Jr.


                                      III-8

              FIVE YEAR SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The line graph presentation compares cumulative, five-year shareholder returns on an indexed basis. The graph shows the value at each year of $100 invested in the Company's stock and the indexes at December 31, 1992 and assumes the reinvestment of all dividends. The Board of Directors has approved a peer group of four (4) independent telecommunications companies which have been used for purposes of this performance comparison. These companies were selected because they have a similar proportion of core business in regulated telephone operations, a similar pattern of internal diversification and moderate external acquisition activity. The companies selected to be in the peer group are identified below. The following graph compares the cumulative five year performance of the Company's common stock to the S&P Composite and to an index of peer companies.

                          TOTAL RETURN TO SHAREHOLDERS
                         DECEMBER 1992 TO DECEMBER 1997


 (Following are the tables in the proxy which describe the points of the graph.)


                                       ANNUAL RETURNS (BASED ON DIVIDENDS REINVESTED MONTHLY)
-----------------------------------------------------------------------------------------------------------------------------
                                                           RETURN         RETURN         RETURN         RETURN         RETURN
                                                            1993           1994           1995           1996           1997
                                                             ----          ----           ----           ----           ----

Hickory Tech                                                 7.51          -1.17           1.45          -8.93          37.75
S&P 500 Composite Index                                     10.08           1.32          37.58          22.96          33.36
Peer Group Index Average                                    16.81          -3.74          51.43           6.81          17.55
                                                   Indexed Returns (12/31/92=100)


                                                        VALUE AT DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------
                                              1992          1993           1994           1995           1996           1997
                                              ----          ----           ----           ----           ----           ----

Hickory Tech                                   100         107.51         106.25         107.79          98.17         135.23
S&P 500 Composite Index                        100         110.08         111.53         153.45         188.68         251.63
Peer Group Index Average                       100         116.81         112.45         170.28         181.87         213.80



     Companies in selected Peer Group are:


          Aliant Communications, Inc.
          Cincinnati Bell, Inc.
          Frontier Corporation
          Southern New England Telecommunications Corporation


                                      III-9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

a.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          On February 28, 1998, no person is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

b.        SECURITY OWNERSHIP OF MANAGEMENT

Directors, nominees and named executive officers of the Company own the following securities of the Company:


NAME OF                        AMOUNT & NATURE OF                PERCENT OF
BENEFICIAL OWNER              BENEFICIAL OWNERSHIP              COMMON STOCK
----------------------------------------------------------------------------

Robert D. Alton, Jr.                21,725  (a)(b)                    *

Lyle T. Bosacker                   118,756  (c)                     2.6%

Robert K. Else                       3,185                            *

James H. Holdrege                    1,435                            *

Lyle G. Jacobson                     8,023  (d)                       *

R. Wynn Kearney, Jr.                23,936  (e)                       *

Starr J. Kirklin                     1,258                            *

Brett M. Taylor, Jr.                28,427  (f)                       *

Jon L. Anderson                      1,589  (a)(b)                    *

David H. Rowley                      4,737  (a)(g)                    *

David A. Christensen                 7,679  (a)(b)                    *

Bruce H. Malmgren                      631  (a)                       *

Asim Saber                             400                            *

All of the above and other
 executive officers as a group
 (14 persons)                      222,796                          4.9%


 *   Less than 1%
(a) Includes shares which may be acquired within 60 days after February 28, 1998 through the exercise of stock options. The persons who have such options and the number of shares which may be so acquired are as follows:
     Mr. Alton, 10,417; Mr. Anderson, 334; Mr. Christensen, 3,747; Mr. Rowley, 334; and Mr. Malmgren, 267.

(b) Includes shares held in a trust under the long-term portion of the Company's Executive Incentive Plan as follows: Mr. Alton, 1,436; Mr. Anderson, 333; and Mr. Christensen, 632.

(c)  Includes 113,702 shares held by Mrs. Bosacker.


                                     III-10

(d)  Includes 6,588 shares held by Mrs. Jacobson.

(e) Includes 3,531 shares held in a profit sharing trust and 4,261 shares held in a family foundation.

(f) Includes 16,611 shares held in a partnership, 11,816 shares in a trust for which Mr. Taylor is co-trustee.

(g)  Includes 4,103 shares held in a family trust.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          No reportable transactions occurred in 1997 involving directors, management or shareholders.


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

     2.   EXHIBITS

          Exhibit 10(m) Company's Directors' Stock Option Plan

          Exhibit (21) contains a listing of the Subsidiaries of the Company.

          Exhibit (23) contains the Consent of Independent Accountants regarding the Registration Statement of Hickory Tech Corporation on Form S-8.

(b)  1.   REPORTS ON FORM 8-K

          On March 11, 1998, the Company filed a Form 8-K. Item 4 (Changes in Registrant's Certifying Accountant) was reported on the Form 8-K. The Form 8-K reported that on March 5, 1998, the Company notified Olsen, Thielen & Co., Ltd. of their dismissal as the Company's certifying accountants effective April 13, 1998. There were no disagreements with the accountants nor reportable events (as described in Regulation S-K
          Item 304 (a)(1)(v)). The Company had provided a copy of the disclosure to the accountants and was furnished with a letter addressed to the Securities and Exchange Commission stating their agreement with the statements concerning their firm in the Form 8-K disclosure.

          On December 29, 1997, the Company filed a Form 8-K. Item 5 (Other Events) was reported on the Form 8-K. The Form 8-K reported that on December 18, 1997, the Company issued a press release announcing the signing of a definitive agreement to purchase cellular property from Frontier Corporation. Under the agreement, the Company will purchase all of the stock of Frontier's southern Minnesota RSA 10 property in a cash transaction. The cellular property (marketed under the Cellular One name) consist of seven counties with a serving area population of 230,000. The transaction is expected to close by the second quarter of 1998 once the Federal Communications Commission approval has been received.

          On November 11, 1997, the Company filed a Form 8-K. Item 2 (Acquisition or Disposition of Assets) was reported on the Form 8-K. The Form 8-K reported that on October 30, 1997, the Company acquired the assets of Datacomm Products (Datacomm). Datacomm is an eleven year old data networking business based in Minneapolis, Minnesota. Datacomm will become a division of Collins Communications System Co. (a wholly owned subsidiary of the Registrant).

                                     SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:           March 25, 1998              HICKORY TECH CORPORATION
      -------------------------------




                                        By: /s/ Robert D. Alton, Jr.
                                            ------------------------------
                                            Robert D. Alton, Jr.
                                            Chairman, President and
                                            Chief Executive Officer


                                            /s/ Robert K. Else
                                            ------------------------------
                                            Robert K. Else, Director


                                            /s/ James H. Holdrege
                                            ------------------------------
                                            James H. Holdrege, Director


                                            /s/  R. Wynn Kearney, Jr.
                                            ------------------------------
                                            R. Wynn Kearney, Jr., Director


                                            /s/  Lyle G. Jacobson
                                            ------------------------------
                                            Lyle G. Jacobson, Director


                                            /s/ David A Christensen
                                            ------------------------------
                                            David A Christensen, Secretary,
                                            Vice President, Chief Financial
                                            Officer and Treasurer

                     HICKORY TECH CORPORATION AND SUBSIDIARIES

                                  Exhibit Index to
                   Form 10-K for the Year Ended December 31, 1997


                                                Filed in            Filed in
Regulation S-K                                 Securities           Exchange
  Reference         Title of Document           Act Form            Act Form
--------------  -------------------------     -------------      --------------

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

  10(d)         Change of Control Agreements  S-8 dated
                                              June 22, 1993

  10(h)         Employment Agreement          S-8 dated
                                              June 22, 1993

  10(i)         Company's Retirement          S-8 dated
                Savings Plan and Trust        June 22, 1993

  10(j)         Employee Stock Purchase Plan  S-8 dated
                                              June 22, 1993

  10(k)         Company's 1993 Stock Award    Form 10-K dated
                Plan                          March 26, 1997

  10(l)         Company's Stock Plan for      S-8 dated
                Directors                     June 22, 1993

  10(m)         Company's Directors'                             Filed herewith
                Stock Option Plan                                at page IV- 4

  21            Subsidiaries of the Company                      Filed herewith
                                                                 at page IV-7

  23            Consent of Independent                           Filed herewith
                Accountants                                      at page IV-8
