Form 10-Q
period 1998-03-31
HICKORY TECH CORP
filed 1998-05-13
CIK 766561

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549

          (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1998
                                        -----------------------

                                       - or -

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                              ------------------------

                           Commission file number 0-13721


                              HICKORY TECH CORPORATION
                                   P.O. Box 3248
                              221 East Hickory Street
                           Mankato, Minnesota 56002-3248
                                   (800) 326-5789


               Incorporated in Minnesota          IRS Employer Identification
                                                  41-1524393



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


     The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,542,940 shares of no par common stock as of March 31, 1998.

                           HICKORY TECH CORPORATION
                                March 31, 1998

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

In Thousands                                      For Three Months Ended
                                                  ------------------------
                                                    3/31/98      3/31/97
                                                  ------------  ----------
OPERATING REVENUES
 Telephone                                         $  11,670      $  9,016
 Billing / Data Services                               2,158         2,304
 Communications Products and Services                  6,850         6,170
                                                  ------------  ----------
 TOTAL OPERATING REVENUES                             20,678        17,490

COSTS AND EXPENSES
 Cost of Sales                                         5,137         4,320
 Operating Expenses                                    7,869         7,204
 Depreciation                                          1,858         1,423
 Amortization of Intangibles                             202           198
                                                  ------------  ----------
 TOTAL COSTS AND EXPENSES                             15,066        13,145
                                                  ------------  ----------
OPERATING INCOME                                       5,612         4,345

OTHER INCOME                                             347           332
INTEREST EXPENSE                                         772            56
                                                  ------------  ----------
INCOME BEFORE INCOME TAXES                             5,187         4,621

INCOME TAXES                                           2,145         1,899
                                                  ------------  ----------
CONSOLIDATED NET INCOME                             $  3,042      $  2,722
                                                  ------------  ----------
                                                  ------------  ----------


EARNINGS PER SHARE                                  $  0.67       $  0.58
                                                  ------------  ----------
EARNINGS PER SHARE ASSUMING DILUTION                $  0.67       $  0.58
                                                  ------------  ----------
DIVIDENDS PER SHARE                                 $  0.33       $  0.30
                                                  ------------  ----------




The accompany notes are an integral part of the financial statements.

                           HICKORY TECH CORPORATION
                                March 31, 1998

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


In Thousands                                           3/31/98        12/31/97
                                                     -----------    ------------
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents                            $   3,633       $   1,219
 Receivables, Net of Allowances of $517 in 1998          14,337          12,609
               and $271 in 1997
 Inventories                                              3,147           3,131
 Deferred Tax Benefit and Other                           1,534           1,314
                                                     -----------    ------------
 TOTAL CURRENT ASSETS                                    22,651          18,273

INVESTMENTS                                               3,771           3,657

PROPERTY, PLANT & EQUIPMENT
 Telecommunications Plant                               111,071         110,229
 Other Property and Equipment                            11,223          11,000
                                                     -----------    ------------
 TOTAL                                                  122,294         121,229
 Less Accumulated Depreciation                           65,277          63,460
                                                     -----------    ------------
 NET PROPERTY, PLANT & EQUIPMENT                         57,017          57,769

INTANGIBLE ASSETS                                        31,985          32,135

OTHER                                                       636             550

TOTAL ASSETS                                          $ 116,060      $  112,384
                                                     -----------    ------------
                                                     -----------    ------------
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable                                     $   5,429       $   6,765
 Accrued Interest                                         1,456             735
 Accrued Taxes                                            1,861             191
 Advanced Billings & Deposits                             2,686           1,878
 Current Maturities of Long-Term Debt                       439             439
                                                     -----------    ------------
 TOTAL CURRENT LIABILITIES                               11,871          10,008

LONG-TERM DEBT, NET OF CURRENT MATURITIES                41,531          41,525

DEFERRED INCOME TAXES                                     2,474           2,496

DEFERRED COMPENSATION AND OTHER                           3,147           3,178

SHAREHOLDERS' EQUITY:
 Common Stock                                               454             454
 Additional Paid-In Capital                               2,307           1,990
 Reinvested Earnings                                     54,276          52,733
                                                     -----------    ------------
 TOTAL SHAREHOLDERS' EQUITY                              57,037          55,177

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 116,060       $ 112,384
                                                     -----------    ------------
                                                     -----------    ------------


  The accompanying notes are an integral part of the financial statements.

                           HICKORY TECH CORPORATION
                                March 31, 1998

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           For Three Months Ended
                                                         --------------------------
In Thousands                                              3/31/98         3/31/97
                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                               $  3,042        $  2,722
 Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                              2,060           1,665
  Equity in income of non-consolidated affiliates             (254)           (148)
  Provision for Losses on Notes Rec. and Investments           -               175
  Gain resulting from disposition of assets                    (12)           (326)
 Changes in Operating Assets and Liabilities:
  Receivables                                               (1,728)           (345)
  Inventories                                                  (16)            157
  Accounts Payable and Accrued Liabilities                   1,372          (1,733)
  Advance Billings & Deposits                                  808            (613)
  Deferred Income Taxes                                       (242)            (16)
  Other                                                       (111)            167
                                                         ----------      ----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,919           1,705
                                                         ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                                       (1,087)         (1,452)
 Increase in Notes Receivable and Investments                  (43)           (138)
 Distributions from non-consolidated affiliates                183              77
 Proceeds from sale of assets                                   13             397
 Other                                                         (72)            (64)
                                                         ----------      ----------
 NET CASH USED IN INVESTING ACTIVITIES                      (1,006)         (1,180)
                                                         ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                -             2,170
 Repayments of debt                                            -               (52)
 Retirement  of common stock                                   -            (3,699)
 Dividends Paid                                             (1,499)         (1,420)
                                                         ----------      ----------
 NET CASH USED IN FINANCING ACTIVITIES                      (1,499)         (3,001)
                                                         ----------      ----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS          2,414          (2,476)

CASH AND CASH EQUIVALENTS At Beginning of Year               1,219           2,954

                                                         ----------      ----------
CASH AND CASH EQUIVALENTS At End of Period                $  3,633        $    478
                                                         ----------      ----------
                                                         ----------      ----------


 The accompanying notes are an integral part of the financial statements.

                              HICKORY TECH CORPORATION
                                   MARCH 31, 1998
                           PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The preceding, unaudited, Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows contain all adjustments representing normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

NOTE 1.   BASIS OF CONSOLIDATION
     The Registrant is a communications holding company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its nine wholly-owned operating subsidiaries. The companies and operations of the Registrant are grouped into three primary lines of business.

     MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS,INC., AMANA COLONIES TELEPHONE COMPANY and HEARTLAND TELECOMMUNICATIONS COMPANY OF IOWA are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. It also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. These five subsidiaries comprise the Registrant's Telephone Sector.

     NATIONAL INDEPENDENT BILLING, INC.(NIBI) provides data processing service to local telephone companies, interexchange long distance companies and enhanced service providers throughout the United States. NIBI also provides standard batch processing of telephone billing and rating in large volume applications, as well as specialized contract data processing services. The operations of NIBI constitute the Registrant's Billing/Data Services Sector.

     COLLINS COMMUNICATIONS SYSTEMS CO. (Collins) sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area. Collins primarily installs and maintains Nortel PBX and key system equipment and integrated software. DIGITAL TECHNIQUES, INC. (DTI) designs, assembles and distributes unique business telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim. CRYSTAL COMMUNICATIONS, INC. (Crystal), beginning operations in January 1998, currently markets resale long distance service to the Registrant's Telephone Sector's southern Minnesota and northwestern Iowa subscribers. In addition, Crystal is exploring opportunities to become an alternative choice for telecommunications service on a local service basis to customers in towns in southern Minnesota and Iowa not currently in the Registrant's Telephone Sector's service area. These three subsidiaries comprise the Registrant's Communications Products and Services Sector.

     The accounting policies of the Registrant are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. All intercompany transactions have been eliminated from the consolidated financial statements. Certain balances for 1997 have been reclassified to conform with the 1998 presentation.


NOTE 2.   EARNINGS AND CASH DIVIDENDS PER COMMON SHARE
     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the
year.   Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by dilutive potential common shares. Dilutive potential common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

                                              3/31/98        3/31/97
                                              -------        -------
Weighted average shares outstanding          4,538,586      4,712,448
Stock options                                    7,870              -
Stock subscribed (ESPP)                          3,768          4,352
                                                 -----          -----
Total dilutive shares outstanding            4,550,224      4,716,800
                                             ---------      ---------
                                             ---------      ---------


     Options to purchase 42,328 shares were not included in the period ending March 31, 1997 computation of earnings per share assuming dilution because including them would have been anti-dilutive.

     Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the quarter ended March 31, 1998 was 4,542,672. The number of shares outstanding as of the record date for the quarter ended March 31, 1997 was 4,733,981.

NOTE 3.   INVENTORIES
     Inventories are stated at the lower of average cost or market and consist of the following:


           (In Thousands)                               3/31/98        12/31/97
                                                        -------        --------
           Finished Goods                               $   346        $   264
           Work in Process                                  153            210
           Materials and Supplies                         2,648          2,657
                                                          -----          -----
           Total                                        $ 3,147        $ 3,131
                                                        -------        -------
                                                        -------        -------

NOTE 4.   COMMON STOCK
     The Registrant's common stock has no par value. The common stock has a stated value of $0.10 per share. There are 25,000,000 shares authorized. There were 4,542,940 shares outstanding on March 31, 1998, and 4,534,119 shares outstanding on December 31, 1997.

     Pursuant to the Retainer Stock Plan for Directors, 268 shares of common stock were issued in lieu of retainers to four members of the Registrant's Board of Directors on March 31, 1998. Pursuant to a long-term incentive award plan for officers, 6,041 shares of common stock were issued to officers of the Registrant. Also pursuant to the long-term incentive award plan, 2,512 shares of common stock were issued to HTC Rabbi Trust based on the election of four officers for funding of their long-term incentive award. Shares issued to directors and officers were issued at 100% of fair market value on the date of issue. The noncash activities related to the above items were $317,000 in 1998. In 1997, the comparable noncash activities for issuance of common stock was $93,000.

     In 1997, the Board of Directors of the Registrant adopted a new share repurchase program authorizing the Registrant to repurchase up to 500,000 additional shares, which represents 10.8% of its outstanding common stock. This new repurchase program follows the repurchase program which the Registrant announced on April 8, 1996. Due to the successful completion of the initial repurchase program in February 1997, the Registrant began the new repurchase program effective February 17, 1997. This program was reported on Form 8-K dated February 17, 1997. Through March 31, 1998, 120,738 shares of common stock have been repurchased under the February 17,1997, repurchase program. No common stock was purchased during the first three months of 1998.

NOTE 5.   CORPORATE DEVELOPMENT
     On January 31, 1997, the Registrant sold the assets associated with its cable television operations to Woodstock LLC. The Registrant recorded a gain on the sale of the assets of $326,000.

     On April 10, 1997, the Registrant acquired the assets of eleven rural telephone exchanges in northwest Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The new exchanges are reported as operations of Heartland Telecommunications Company of Iowa, a wholly-owned subsidiary of the Registrant and included in the Telephone Sector. The acquisition was structured as a purchase of telephone assets from US West. The acquisition was financed by new long-term debt instruments from seven institutional investors in a private debt placement. A total of $40,000,000 in senior unsecured notes was funded. This acquisition was reported on Form 8-K dated April 25, 1997.

     On July 15, 1997, the Registrant sold its exclusive DirecTV distribution rights in seven counties in southern Minnesota, along with related assets, to Golden Sky Systems, Inc. The Registrant recorded a pre-tax gain on the sale of the assets of $6,345,000. The sale was reported on Form 8-K dated July 15, 1997.

     On October 30, 1997, the Registrant acquired the assets of Datacomm Products (Datacomm). Datacomm is a data networking business based in Brooklyn Park, Minnesota with a customer base spanning the Midwest. The operations of the acquisition are reported as a division of Collins Communications Systems Co. and included in the Communications Products and Services Sector. The purchase price of $2,573,000 is scheduled to be paid over three years with $1,600,000 paid in 1997. A final contingent payment is possible on November 1, 2000. This acquisition was reported on Form 8-K dated November 17, 1997.

     On December 18, 1997, Registrant announced that it had entered into an agreement to purchase the stock of Frontier Corporation's Minnesota RSA 10 cellular property in a cash transaction. The property, marketed as CellularOne, comprises seven counties of southern Minnesota serving a population of 230,000. The acquisition was completed on May 1,1998 and will be accounted for under the purchase method of accounting. The Registrant utilized new long-term debt instruments to fund the majority of the $40,000,000 acquisition price.

NOTE 6.   OTHER
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1997 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Consolidated net income for the quarter ended March 31, 1998, was 11.8% higher than the same period in 1997, as illustrated by the following table. This increase is due primarily to the benefits of new telephone property acquired in April 1997.


     NET INCOME (thousands)                       1998           1997
                                                  ----           ----
     1st Quarter                                $3,042         $2,722

     Operating Revenues were 18.2% higher for the quarter ended March 31, 1998, than for the quarter ended March 31, 1997, as illustrated by the following table. Again, the primary reason for this increase was the new telephone property acquired in April 1997.


     OPERATING REVENUES (thousands)               1998           1997
                                                  ----           ----
     1st Quarter                               $20,678        $17,490

A.   Material changes in results of operations:

Operating Revenues and Net Profits described in the following discussions are shown prior to intercompany eliminations.

     1. TELEPHONE - Operating Revenues for the first quarter of 1998 increased $2,654,000 or 29.4% compared with the same period in 1997. The primary contributors to the revenue growth include the April 1997 addition of Heartland Telecommunications Company of Iowa, new fiber optic cable networks providing additional toll transport revenue, access line growth and minutes of use growth. Without the April 1997 addition of Heartland Telecommunications Company of Iowa, Operating Revenues would have increased $100,000 or 1.1% for the first quarter of 1998 compared to the same period in 1997. Net profits from this line of business follow a similar pattern with a first quarter of 1998 increase of 31.6% as compared to the same period of 1997 and 8.4% increase without the impact of Heartland Telecommunications Company of Iowa for the same three month period. Profits have grown to a greater degree than revenues since the majority in revenue growth in 1998 was from high margin business (i.e. toll transport revenue).

     2. BILLING/DATA SERVICES - Operating Revenues for the first quarter of
1998 decreased $146,000 or 6.3% compared with the same period in 1997. This decline was due to less contract programming services as compared to the same period in the prior year. Although the revenues were lower, the higher margins associated with processing the sector's growing volume of service bureau transactions resulted in an increase in profitability for this sector. The net profit for the first quarter of 1998 increased $44,000 or 12.4% as compared with the same period in 1997.

     3. COMMUNICATIONS PRODUCTS AND SERVICES - This Sector has $4,966,000 in revenues from Collins in 1998 (72.5% of Sector total), $1,709,000 from DTI (24.9% of Sector total) and $175,000 from Crystal (2.6% of Sector total). Operating Revenues for this sector for the first quarter of 1998 increased $680,000 or 11.0% compared with the same period in 1997. The primary contributors to the revenue growth include the addition of Datacomm Products to Collins and the January 1998 addition of Crystal's new resale long distance service. Without the addition of Datacomm and Crystal, Operating Revenues would have decreased $509,000 or 8.2% for the first quarter of 1998 compared to the same period in 1997. This decrease is due primarily to lagging sales in the Collin's equipment sales division. DTI's Operating Revenues as well as net profits for the first three months of 1998 were comparable to the same period in 1997.

     Net profits from this sector for the first quarter of 1998 decreased 65.0% as compared to the same period of 1997. Without the impact of the start-up subsidiary, Crystal, and Datacomm Products, the sector reflected a decrease in net profits of 3.6% for the same three month period.

     4. COST OF SALES - Consolidated Cost of Sales increased $817,000 or 18.9% for the quarter ended March 31, 1998, compared with the same period in 1997 due to volume and to lower profit margins. Through the first three months of 1998, Operating Revenues for Registrant's subsidiaries' DTI and Collins of the Communications Products and Services sector, which generated most of the Cost of Sales, increased $505,000 or 8.2% compared with Operating Revenues during the three months ended March 31, 1997. In terms of percentage of Operating Revenues from these two subsidiaries, Cost of Sales was 64.3% for the three months ended March 31, 1998, compared to 62.7% for the same period in 1997. The lower profit margins are viewed as temporary and the Registrant is still projecting profit margins similar to prior periods.

     5. OPERATING EXPENSES - Operating Expenses for the quarter ended March 31, 1998, increased $665,000 or 9.2% compared with the same period in 1997. Without the addition of Heartland, Datacomm and Crystal, Operating Expenses would have decreased $545,000 or 7.6%. This decrease is a result of various cost control measures implemented corporate-wide over the last two years. As employee staffing position vacancies are filled, the operating expense advantage may decline or reverse in the future quarters of 1998.

     6. DEPRECIATION - Depreciation expense for the quarter ended March 31, 1998 was $435,000 or 30.6% higher than for the same period in 1997. The increase is due to the new operations of Heartland Telecommunications Company of Iowa that incurred $442,000 in Depreciation expense for the quarter ended March 31, 1998.

     7. INTEREST EXPENSE - Interest Expense increased $716,000 for the quarter ended March 31, 1998, compared to the same period last year. The increase in Interest Expense was due to the new $40,000,000 in senior indebtedness initiated in April 1997. The proceeds of the debt were for the Heartland Telecommunications Company of Iowa acquisition and for working capital uses.

B.   Material changes in financial condition:

     1. CASH FLOWS - Cash and Cash Equivalents increased $2,414,000 for the three months ended March 31, 1998, compared with a decrease of $2,476,000 for the same period in 1997. The primary source of cash in 1998 was from internal operations. The primary uses of cash in the first three months of 1998 were the Additions to Property, Plant and Equipment of $1,087,000 and Dividends Paid of $1,499,000. In quarter ended March 31, 1997, Additions to Property, Plant and Equipment were $1,452,000 and Dividends Paid equaled $1,420,000. The net change in cash flows from a decrease of $2,476,000 during the first three months of 1997 to an increase of $2,414,000 in 1998 is mainly due to $3,699,000 of common stock retired under the Registrant's Stock Repurchase Plan during the first three months of 1997 as compared to no common stock repurchased in 1998.

     2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $10,780,000 as of March 31, 1998, compared to a working capital surplus of $8,265,000 as of December 31, 1997. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 1.9:1.0 as of March 31, 1998.

     3. USES OF WORKING CAPITAL - The largest use of internal capital during the quarter ended March 31, 1998 was the common stock dividends paid by the Registrant. Dividends paid used $1,499,000 of capital during the quarter. Additions to Property, Plant and Equipment, excluding acquisitions, have historically been the Registrant's largest investing activity, using $20,900,000 for the two years ended December 31, 1997. During the first three months of 1998, $1,087,000 of working capital was used to purchase fixed assets and as usual, the first quarter is one of the lower capital expenditure periods in the Registrant's business cycle.

     4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of March 31,1998, was $41,531,000.

     In April 1997, the Registrant obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the US West telephone exchanges in Iowa. The notes accrue interest at 7.11%. No principal payments are due during the first four years. Provisions of the notes contain covenants relating to liens, consolidated net worth and cash flow coverage. The Registrant is in compliance with all financial debt covenants.

     In October 1997, the Registrant acquired the assets of Datacomm Products. The terms of the purchase agreement require the Registrant to make annual payments in 1998 and 1999 on an unsecured note. On March 31, 1998, $473,000 is included in Long-Term Debt.

     As of March 31, 1998, the Registrant has $1,058,000 of outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

     In July, 1997, the Registrant obtained a $10,000,000 unsecured line of credit arrangement. This line of credit will be used for general corporate purposes including interim financing for acquisitions. The line of credit provides for borrowing at a variable annual rate of LIBOR plus 1.5%. There are no material compensating balance or commitment fee requirements under this arrangement. On March 31, 1998, the Registrant had no advances against this line of credit.

     5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed several acquisitions in the previous six years which were funded out of existing cash balances. The April 1997 acquisition of Iowa rural telephone assets from US West required external debt financing. The May 1998 cellular property acquisition from Frontier Corporation will utilize a portion of a new $45,000,000 senior unsecured revolving credit facility which was implemented on April 30, 1998. Growth plans and acquisitions in the future will require additional debt financing. Should the Registrant have a need to secure additional senior debt financing as a result of pursuing additional corporate acquisitions, the management believes through its strong relationship with its financial capital sources, that no funding difficulty will be anticipated.

     The Registrant's stock repurchase program has been funded with internal cash and advances on the line of credit to date. It is anticipated the same sources will be utilized for financing any future stock repurchases.

     6. ACCOUNTING PRONOUNCEMENTS In 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard had no impact on the Registrant's results of operations, financial position or cash flows.

     In 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Adoption of FAS 131 is not required on interim financial statements in 1998. The Registrant is currently evaluating the requirements of FAS 131, and upon adoption, disclosure changes may be made.

     7. YEAR 2000 COMPLIANCE The Year 2000 Compliance issue concerns the inability of computerized information systems to properly recognize and process date-sensitive information as the year 2000 approaches. The Registrant has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure, in those situations in which the Registrant is required to do so, Year 2000 compliant.
 The Registrant continues to evaluate the estimated costs associated with these efforts based on actual experience. The most vital facets of the Registrant's data processing are the telephone network (central office switching), the backbone customer record system of the telephone operation and the basic software platforms of the Billing/Data Services Sector. The Registrant believes, based on available information, that the costs of measuring and achieving Year 2000 compliance will not have a materially adverse effect on its results of operations, financial position or cash flows.

     8. FORWARD-LOOKING STATEMENTS This Management's Discussion and Analysis of Results of Operations and Financial Condition, and other sections of this Form 10-Q filing contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Registrant operates, management's beliefs, and assumptions made by Registrant management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.


                             PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.
     From time to time, the Registrant or a subsidiary of the Registrant is involved in litigation incidental to its business, including administrative hearings of state public utility commissions, actions relating to employee claims and miscellaneous routine lawsuits. Based on the information currently available, the Registrant believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on their financial positions, results of operations or cash flows.

Item 2.CHANGES IN SECURITIES.
     None.

Item 3.DEFAULT UPON SENIOR SECURITIES.
     None.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

Item 5.OTHER INFORMATION.
     None.

Item 6.EXHIBITS AND REPORTS OF FORM 8-K.

On March 11, 1998, the Registrant filed a Form 8-K. Item 4 (Changes in Registrant's Certifying Accountant) was reported on the Form 8-K. The Form 8-K reported that on March 5, 1998, the Company notified Olsen, Thielen & Co., Ltd. of their dismissal as the Company's certifying accountants effective April 13, 1998. There were no disagreements with the accountants nor reportable events (as described in Regulation S-K Item 304 (a)(1)(v)). The Company had provided a copy of the disclosure to the accountants and was furnished with a letter addressed to the Securities and Exchange Commission stating their agreement with the statements concerning their firm in the Form 8-K disclosure.

On April 14, 1998, the Registrant filed a Form 8-K. Item 4 (Changes in Registrant's Certifying Accountant) was reported on the Form 8-K. The Form 8-K reported that on April 13,1998, the shareowners of the Registrant confirmed the Board of Directors' selection of Coopers & Lybrand L.L.P. as the Registrant's auditors for 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:    MAY 13, 1998         HICKORY TECH CORPORATION



                               By  /s/ Robert D. Alton, Jr.
                                  ---------------------------------------------
                                  Robert D. Alton, Jr., Chief Executive Officer





                               By  /s/ David A. Christensen
                                  ---------------------------------------------
                                  David A. Christensen, Chief Financial Officer