Form 10-Q
period 1998-06-30
HICKORY TECH CORP
filed 1998-08-13
CIK 766561

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                                -------------------

                                       - or -

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to
                                     ---------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,543,960 shares of no par common stock as of June 30, 1998.

                               HICKORY TECH CORPORATION
                                    June 30, 1998

                            PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                            CONSOLIDATED INCOME STATEMENTS
                                      (UNAUDITED)

In Thousands except per share amounts                  For Quarter Ended           For Six Months Ended
                                                       -----------------           --------------------
                                                    6/30/98        6/30/97        6/30/98        6/30/97
                                                    --------       --------       --------       --------
OPERATING REVENUES
   Local Exchange Telephone                         $ 12,207       $ 11,232       $ 23,877       $ 20,248
   Communication Services                              2,153              -          2,328              -
   Billing / Data Services                             2,008          2,304          4,166          4,608
   Communications Products                             6,944          5,763         13,619         11,933
                                                    --------       --------       --------       --------
   TOTAL OPERATING REVENUES                           23,312         19,299         43,990         36,789

COSTS AND EXPENSES
   Cost of Sales                                       5,590          4,015         10,727          8,335
   Operating Expenses                                  8,440          7,540         16,309         14,744
   Depreciation                                        2,021          1,729          3,879          3,152
   Amortization of Intangibles                           422            352            624            550
                                                    --------       --------       --------       --------
   TOTAL COSTS AND EXPENSES                           16,473         13,636         31,539         26,781
                                                    --------       --------       --------       --------
OPERATING INCOME                                       6,839          5,663         12,451         10,008
OTHER INCOME                                             324            421            671            753
INTEREST EXPENSE                                       1,263            664          2,035            720
                                                    --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                             5,900          5,420         11,087         10,041
INCOME TAXES                                           2,404          2,264          4,549          4,163
                                                    --------       --------       --------       --------
CONSOLIDATED NET INCOME                             $  3,496       $  3,156       $  6,538       $  5,878
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
EARNINGS PER SHARE                                  $   0.77       $   0.68       $   1.44       $   1.26
                                                    --------       --------       --------       --------
EARNINGS PER SHARE ASSUMING DILUTION                $   0.77       $   0.68       $   1.44       $   1.26
                                                    --------       --------       --------       --------
DIVIDENDS PER SHARE                                 $   0.33       $   0.30       $   0.66       $   0.60
                                                    --------       --------       --------       --------



     The accompany notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                    June 30, 1998

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


In Thousands                                         6/30/98      12/31/97
                                                    --------      --------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                          $3,953        $1,219
   Receivables, Net of Allowances of $679 in 1998     13,469        12,609
        and $461 in 1997
   Inventories                                         4,015         3,131
   Deferred Tax Benefit and Other                      1,726         1,314
                                                    --------      --------
   TOTAL CURRENT ASSETS                               23,163        18,273

INVESTMENTS                                            3,970         3,657

PROPERTY, PLANT & EQUIPMENT
   Telecommunications Plant                          113,071       110,229
   Other Property and Equipment                       20,099        11,000
                                                    --------      --------
   TOTAL                                             133,170       121,229
   Less Accumulated Depreciation                      70,903        63,460
                                                    --------      --------
   PROPERTY, PLANT & EQUIPMENT, NET                   62,267        57,769

INTANGIBLE ASSETS, NET                                65,858        32,135

OTHER                                                    950           550

TOTAL ASSETS                                        $156,208      $112,384
                                                    --------      --------
                                                    --------      --------

LIABILITIES & SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts Payable                                   $7,228        $6,765
   Accrued Interest                                    1,088           735
   Accrued Taxes                                       1,056           191
   Advanced Billings & Deposits                        2,012         1,878
   Current Maturities of Long-Term Debt                  439           439
                                                    --------      --------
   TOTAL CURRENT LIABILITIES                          11,823        10,008

LONG-TERM DEBT, NET OF CURRENT MATURITIES             79,536        41,525

DEFERRED INCOME TAXES                                  2,452         2,496

DEFERRED COMPENSATION AND OTHER                        3,328         3,178

SHAREHOLDERS' EQUITY:
   Common Stock                                          454           454
   Additional Paid-In Capital                          2,342         1,990
   Reinvested Earnings                                56,273        52,733
                                                    --------      --------
   TOTAL SHAREHOLDERS' EQUITY                         59,069        55,177

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $156,208      $112,384
                                                    --------      --------
                                                    --------      --------


   The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                    June 30, 1998

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      For Six Months Ended
                                                    -----------------------
In Thousands                                         6/30/98        6/30/97
                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $6,538         $5,878
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                      4,531          3,790
    Equity in income of non-consolidated affiliates     (499)          (372)
    Provision for Losses on Notes Rec. and
        Investments                                        -            375
    Gain resulting from disposition of assets              -           (326)
   Changes in Operating Assets and Liabilities:
      Receivables                                       (271)        (1,085)
      Inventories                                       (682)           243
      Accounts Payable and Accrued Liabilities         1,901         (1,764)
      Advance Billings & Deposits                        109           (155)
      Deferred Income Taxes                              (44)           (32)
      Other                                             (377)            10
                                                    --------       --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          11,206          6,562
                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                               (3,416)       (17,795)
   Purchase of Intangible Assets                           -        (23,560)
   Increase in Notes Receivable and Investments          (78)          (118)
   Distributions from non-consolidated affiliates        265             77
   Proceeds from sale of assets                           13            397
   Acquisition, Net of Cash Acquired                 (40,281)             -
                                                    --------       --------
   NET CASH USED IN INVESTING ACTIVITIES             (43,497)       (40,999)
                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                     38,010         40,000
   Repayments of debt                                      -            (51)
   Proceeds from issuance of common stock                 14            100
   Retirement  of common stock                             -         (5,773)
   Dividends Paid                                     (2,999)        (2,803)
                                                    --------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES          35,025         31,473
                                                    --------       --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS    2,734         (2,964)

CASH AND CASH EQUIVALENTS At Beginning of Period       1,219          2,954
                                                    --------       --------
CASH AND CASH EQUIVALENTS At End of Period            $3,953           $(10)
                                                    --------       --------
                                                    --------       --------



The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                    JUNE 30, 1998
                            PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The preceding, unaudited, Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows contain all adjustments, representing normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

NOTE 1.   BASIS OF CONSOLIDATION

     The Registrant is a communications holding company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its ten wholly-owned operating subsidiaries. The companies and operations of the Registrant have been restructured into four business sectors in the second quarter of 1998 to more closely reflect the Registrant's management of the available resources and capital.

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

LOCAL EXCHANGE TELEPHONE

     MANKATO CITIZENS TELEPHONE COMPANY, MID-COMMUNICATIONS, INC., AMANA COLONIES TELEPHONE COMPANY and HEARTLAND TELECOMMUNICATIONS COMPANY OF IOWA are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange carriers. It also holds a minority ownership interest in a rural cellular limited liability company in south central Minnesota. These five subsidiaries comprise the Registrant's Local Exchange Telephone Sector.
                                        -4-

COMMUNICATIONS SERVICES

     MINNESOTA SOUTHERN WIRELESS COMPANY (MSWC) owns and operates the cellular property known as Minnesota's Rural Service Area (RSA) 10 under the business name of CellularOne. This property, acquired on May 1, 1998, is the "A-side" FCC license encompassing seven counties in south central Minnesota. The property overlaps and is larger than the telephone line serving area of the Registrant's Minnesota telephone property. CRYSTAL COMMUNICATIONS, INC. (Crystal), began operations in January 1998. Crystal currently markets resale long distance service to the Registrant's Local Exchange Telephone Sector's southern Minnesota and northwestern Iowa subscribers. In addition, Crystal is exploring opportunities to become an alternative choice for telecommunications service on a local service basis to customers in towns in southern Minnesota and Iowa not currently in the Registrant's Local Exchange Telephone Sector's service area.

BILLING / DATA SERVICES

     NATIONAL INDEPENDENT BILLING, INC. (NIBI) provides data processing service to local telephone companies, interexchange long distance companies and enhanced service providers throughout the United States. NIBI also provides standard batch processing of telephone billing and rating in large volume applications, as well as specialized contract data processing services.

COMMUNICATIONS PRODUCTS

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

                                       For Quarter Ended   For Six Months Ended
                                       -----------------   --------------------
                                       6/30/98    6/30/97    6/30/98    6/30/97
                                       -------    -------    -------    -------
Weighted average shares outstanding  4,543,316  4,613,091  4,540,964  4,662,495
Stock options                           10,472        143      9,286         -
Stock subscribed (ESPP)                  5,802      6,800      4,814      5,608
                                         -----      -----      -----      -----
Total dilutive shares outstanding    4,559,590  4,620,034  4,555,064  4,668,103
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------

     Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 1998 and 1997 were as follows:


     Shares Outstanding on Record Date       1998        1997
     ---------------------------------       ----        ----
                 1st Quarter (Feb. 15)     4,542,672   4,733,981
                 2nd Quarter (May 15)      4,543,712   4,608,924

NOTE 3.   INVENTORIES

     Inventories are stated at the lower of average cost or market and consist of the following:

          (In Thousands)                 6/30/98     12/31/97
                                         -------     --------
          Finished Goods                    $211         $264
          Work in Process                    197          210
          Materials and Supplies           3,607        2,657
                                           -----        -----
          Total                           $4,015       $3,131
                                          ------       ------
                                          ------       ------

NOTE 4.   COMMON STOCK

     The Registrant's common stock has no par value. The common stock has a stated value of $0.10 per share. There are 25,000,000 shares authorized. There were 4,543,960 shares outstanding on June 30, 1998, and 4,534,119 shares outstanding on December 31, 1997.

     In 1997, the Board of Directors of the Registrant adopted a new share repurchase program authorizing the Registrant to repurchase up to 500,000 additional shares, which represented 10.8% of its outstanding common stock. This new repurchase program followed the repurchase program which the Registrant announced on April 8, 1996. Due to the completion of the initial repurchase program in February 1997, the Registrant began the new repurchase program effective February 17, 1997. This program was reported on Form 8-K dated February 17, 1997. Through June 30, 1998, 120,738 shares of common stock have been repurchased under the February 17,1997 repurchase program. No common stock was purchased during the first six months of 1998.

NOTE 5.   CORPORATE DEVELOPMENT

     On April 10, 1997, the Registrant acquired the assets of eleven rural telephone exchanges in northwest Iowa from US West Communications, Inc. ("US West") for $35,271,000. The eleven exchanges contain approximately 12,500 access lines. The new exchanges are reported as operations of Heartland Telecommunications Company of Iowa, a wholly-owned subsidiary of the Registrant and included in the Local Exchange Telephone Sector. The acquisition was structured as a purchase of telephone assets from US West. The acquisition was financed by new long-term debt instruments from seven institutional investors in a private debt placement. A total of $40,000,000 in senior unsecured notes was funded. This acquisition was reported on Form 8-K dated April 25, 1997.

     On July 15, 1997, the Registrant sold its exclusive DirecTV distribution rights in seven counties in southern Minnesota, along with related assets, to Golden Sky Systems, Inc. The Registrant recorded a pre-tax gain on the sale of the assets of $6,345,000. The sale was reported on Form 8-K dated July 15, 1997.

     On October 30, 1997, the Registrant acquired the assets of Datacomm Products (Datacomm). Datacomm is a data networking business based in Brooklyn Park, Minnesota with a customer base spanning the Midwest. The operations of the acquisition are reported as a division of Collins and included in the Communications Products Sector. The purchase price of $2,573,000 is scheduled to be paid over three years with $1,600,000 paid in 1997. A final contingent payment is possible on November 1, 2000. This acquisition was reported on Form 8-K dated November 17, 1997.

     On May 1, 1998, the Registrant, under terms of a purchase agreement dated December 17, 1997, completed a stock purchase of cellular property from Frontier Corporation in southern Minnesota. The cellular property, known in the industry as Minnesota's Rural Service Area (RSA) 10, is the "A-side" FCC license encompassing seven counties of south central Minnesota. The population of the serving area is 230,000 and overlaps the telephone line serving area of the Registrant's Minnesota telephone property. The acquisition was accounted for under the purchase method of accounting. The total purchase price approximated $40,300,000. The Registrant financed $38,000,000 of the acquisition from a new revolving credit facility and paid the remainder in cash. The operations of the acquisition are included in the Communications Services Sector. This acquisition was reported on Form 8-K dated May 15, 1998.

     The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations as discussed in the Registrant's Report on Form 8-K/A filed on July 15, 1998. This summary is not necessarily indicative of what the results of operations of the Registrant and the cellular acquisition would have been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods.


     Unaudited Pro Forma Summary:
     (In Thousands, except for per share amounts)
                                        Six Months Ended June 30,
                                        -------------------------
                                          1998           1997
                                          ----           ----
     Total revenues                     $46,459        $40,184
     Net income                          $6,165         $5,147
     Basic earnings per share             $1.36          $1.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OPERATING REVENUES

     Operating Revenues were 20.8% higher for the quarter ended June 30, 1998, than for the quarter ended June 30, 1997, as illustrated by the following table. The revenue increase was primarily due to the growth in the Local Exchange Telephone Sector as well as the cellular acquisition and start-up business in the Communications Services Sector.

     OPERATING REVENUES
     QUARTERS TREND
     (thousands)                           1998      1997
                                           ----      ----
     1st Quarter                        $20,678   $17,490
     2nd Quarter                        $23,312   $19,299



BUSINESS SECTOR OPERATING REVENUES
In Thousands                        For Quarter Ended     For Six Months Ended
                                    -----------------     --------------------
                                   6/30/98     6/30/97     6/30/98     6/30/97
                                   -------     -------     -------     -------
OPERATING REVENUES
     Local Exchange Telephone      $12,207     $11,232     $23,877     $20,248
     Communication Services          2,153           -       2,328           -
     Billing / Data Services         2,008       2,304       4,166       4,608
     Communications Products         6,944       5,763      13,619      11,933
     TOTAL OPERATING REVENUES       23,312      19,299      43,990      36,789


NET INCOME

     Consolidated net income for the quarter ended June 30, 1998, was 10.8% higher than the same period in 1997, as illustrated by the following table. The primary reason for the increase in profitability for the Registrant overall in the second quarter is the increased profitability of its Local Exchange Telephone Sector. The combination of expenses being held to a consistent level with the prior year, normal growth in access lines and network usage, as well as the benefit of basic/local rate increases in 1998 has made this core business of the Registrant more profitable.


     CONSOLIDATED NET INCOME
     QUARTER TREND
     (thousands)                                    1998      1997
                                                    ----      ----
     1st Quarter                                  $3,042    $2,722
     2nd Quarter                                  $3,496    $3,156


     Net Income by Business Sectors described in following discussions are shown prior to intercompany eliminations.


BUSINESS SECTOR NET INCOME
In Thousands                       For Quarter Ended  For Six Months Ended
                                   ---------------------------------------
                                   6/30/98   6/30/97   6/30/98   6/30/97
                                   -------   -------   -------   -------
NET INCOME
     Local Exchange Telephone      $3,380    $3,058    $6,722    $5,597
     Communication Services           151        -        (34)        -
     Billing / Data Services          355       397       753       751
     Communications Products          451       311       723       559
     Corporate                       (841)     (610)   (1,626)   (1,029)
                                   -------   -------   -------   -------
     TOTAL NET INCOME               3,496     3,156     6,538     5,878


A.   Material changes in results of operations:

     1. LOCAL EXCHANGE TELEPHONE - Operating Revenues for the second quarter of 1998 increased $975,000 or 8.7% compared with the same period in 1997. For the six months ended June 30, 1998, Operating Revenues were $3,629,000 or 17.9% higher than the same period in 1997. Local service rate increases in late first quarter of 1998 account for approximately one-third of the second quarter revenue increase over the second quarter of 1997. Access line growth and network usage account for the remaining revenue increase of the second quarter. The revenue growth for the first six months of 1998 as compared to 1997 was primarily due to the April 1997 addition of Heartland Telecommunications Company of Iowa (Heartland) and new fiber optic cable networks providing additional toll transport revenue as well as the local service rate increases, access line growth and network usage growth. Without the April 1997 addition of Heartland, the base local exchange telephone sector's Operating Revenues would have increased $682,000 or 3.7% for the six months ended June 30, 1998, compared to the same period in 1997.

     Net Income from this business sector increased $322,000 or 10.5% for the second quarter 1998 compared to the same period in 1997. This incremental profit increase is primarily due to the local service increase at the Registrant's Minnesota local exchange telephone companies. The Net Income results without the impact of Heartland for the second quarter 1998 would have increased $418,000 or 16.1%. For the six months ended June 30, 1998, Net Income increased $1,125,000 or 20.1% as compared to the same period of 1997 and 12.3% without the impact of Heartland Telecommunications Company of Iowa for the same six month period. Costs in 1998 have not increased over 1997 levels. The margin in this business sector has improved over 1997.

     2. COMMUNICATIONS SERVICES - The newly organized Communications Services Sector operates the Registrant's entry into the long distance business, its start up efforts in the competitive local exchange business, and its newly acquired wireless communications business. For the second quarter 1998, the combined operations of these new businesses generated revenues of $2,153,000 and $151,000 of net income despite start up expenses. There were no comparable amounts for 1997 for this sector.

     3. BILLING / DATA SERVICES - Operating Revenues for the second quarter of 1998 decreased $296,000 or 12.8% compared with the same period in 1997. For the six months ended June 30, 1998, Operating Revenues were $442,000 or 9.6% lower than the six months ended June 30, 1997. This decline was due to less contract programming services as compared to the same period in the prior year. Although the revenues were lower, the higher margins associated with processing the sector's growing volume of service bureau transactions moderated the decline in profitability for this sector. The Net Income for the second quarter of 1998 decreased $42,000 or 10.6% as compared with the same period in 1997. For the six months ended June 30, 1998, Net Income was $2,000 or 0.3% higher than the six months ended June 30, 1997.

     4. COMMUNICATIONS PRODUCTS - The reorganized Communications Products Sector includes the equipment sales operation of Collins and the product development operation of DTI. Operating Revenues for this sector for the second quarter of 1998 increased $1,181,000 or 20.5% compared with the same period in 1997. For the six months ended June 30, 1998, Operating Revenues were $1,686,000 or 14.1% higher than the six months ended June 30, 1997. The primary contributor to the revenue growth was the addition of Datacomm Products to Collins. Without the addition of Datacomm, Operating Revenues would have increased $426,000 or 7.4% for the three month period ending June 30, 1998 and have decreased $83,000 or 0.7% for the six months ended June 30, 1998 compared to the same periods in 1997. The Net Income for the second quarter of 1998 increased $140,000 or 45.0% as compared with the same period in 1997. For the six months ended June 30, 1998, Net Income was $164,000 or 29.3% higher than the six months ended June 30, 1997. Without Datacomm, Net Income for the second quarter of 1998 would have increased $132,000 or 42.4% and have increased $124,000 or 22.2% for the six month period ending June 30, 1998 as compared to the same periods in 1997. Gross margins in the Communications Products Sector for the year are 2.0% lower than 1997, however, operating expenses have been significantly lower, which led to the increase in net profitability. The margin decrease is due primarily to product mix, and management anticipates this decrease may be negated in future quarters. This profit increase is due to expense management and control, to offset the lower sales volumes.

     5. COST OF SALES - Consolidated Cost of Sales increased $1,575,000 or 39.2% for the quarter ended June 30, 1998, compared with the same period in 1997. For the six months ended June 30, 1998, Cost of Sales were $2,392,000 or 28.7% higher than the six months ended June 30, 1997. In terms of percentage of Operating Revenues from the Communications Products Sector (which generated most of the Cost of Sales), Cost of Sales was 62.9% for the six months ended June 30, 1998, compared to 60.9% for the same period in 1997. Cost of Sales from the remaining Sectors increased from $1,064,000 for the six month period ending June 30, 1997 to $2,154,870 for the six month period ending June 30, 1998. The Registrant's Local Exchange Telephone and Communications Services Sectors experienced increased demand for customer premise equipment, and this contributes increased cost of sales to an otherwise "service only" business. The profit margins experienced from these sectors have been comparable to the Communications Products Sector's.

     6. OPERATING EXPENSES - Operating Expenses for the quarter ended June 30, 1998, increased $900,000 or 11.9% compared with the same period in 1997. For the six months ended June 30, 1998, Operating Expenses were $1,565,000 or 10.6% higher than the six months ended June 30, 1997. Without the addition of Heartland, Datacomm, Crystal, and MSWC, Operating Expenses would have decreased $698,000 or 4.7% for the six months ended June 30, 1998. This decrease is a result of various cost control measures implemented corporate-wide over the last two years. As employee staffing position vacancies are filled, the operating expense advantage may decline or reverse in the future quarters of 1998.

     7. DEPRECIATION - Depreciation Expense for the quarter ended June 30, 1998 was $292,000 or 16.9% higher than for the same period in 1997. For the six months ended June 30, 1998, Depreciation Expense was $727,000 or 23.1% higher than for the same period in 1997. Without the addition of Heartland, Datacomm, Crystal, and MSWC, Depreciation expense would have decreased $23,000 or 0.8% for the six month period ending June 30, 1998.

     8. INTEREST EXPENSE - Interest Expense increased $599,000 for the quarter ended June 30, 1998, compared to the same period last year. For the six months ended June 30, 1998, Interest Expense was $1,315,000 higher than for the same period in 1997. The increase in Interest Expense was due to the new $40,000,000 in senior indebtedness initiated in April 1997 for the Heartland acquisition and the draw of $38,000,000 from a $45,000,000 revolving credit agreement initiated in May 1998 for the acquisition of Minnesota Southern Wireless Company.

B.   Material changes in financial condition:

     1. CASH FLOWS - Cash and Cash Equivalents increased $2,734,000 for the six months ended June 30, 1998, compared with a decrease of $2,964,000 for the same period in 1997. The primary source for the increase in cash in 1998 was from the Registrant's internal operations. The primary uses of cash in the first six months of 1998 were the acquisition of cellular property for $40,281,000 after a draw of $38,000,000 from a revolving credit agreement, the additions to Property, Plant and Equipment of $3,416,000 and Dividends Paid of $2,999,000. For the six month period ended June 30, 1997, additions to Property, Plant and Equipment were $4,846,000 excluding property acquired from US WEST which was financed entirely from the proceeds of the issuance of long term debt. The Dividends Paid for the six month period ending June 30, 1998 equaled $2,803,000. The net change in cash flows from a decrease of $2,964,000 during the first six months of 1997 to an increase of $2,734,000 in 1998 is mainly due to $5,773,000 of common stock retired under the Registrant's Stock Repurchase Plan during the first six months of 1997 as compared to no common stock repurchased in 1998.

     2. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $11,340,000 as of June 30, 1998, compared to a working capital surplus of $8,265,000 as of December 31, 1997. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 2.0:1.0 as of June 30, 1998 compared to 1.8:1.0 as of December 31, 1997.

     3. USES OF WORKING CAPITAL - One of the largest uses of internal capital during the six months ended June 30, 1998 was the common stock dividends paid by the Registrant. Dividends paid used $2,999,000 of capital during the first six months. Additions to Property, Plant and Equipment, excluding acquisitions, have historically been the Registrant's largest investing activity, using $20,900,000 for the two years ended December 31, 1997. During the first six months of 1998, $3,416,000 of working capital was used to purchase fixed assets.

     4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of June 30, 1998, was $79,536,000.

     In April 1998, the Registrant obtained a $45,000,000 revolving credit facility with a national banking syndicate to finance the $40,000,000 acquisition of the Minnesota cellular property. The interest rate associated with this credit facility varies with LIBOR rates and is currently 6.49%. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of April 29, 2003. As of June 30, 1998, the Registrant has drawn $38,000,000 on this credit facility.

     In April 1997, the Registrant obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the telephone exchanges in Iowa. The remaining proceeds from the note were used to fund capital expenditure needs. The notes accrue interest at 7.11%. No principal payments are due during the first four years.

     In October 1997, the Registrant acquired the assets of Datacomm Products. The terms of the purchase agreement require the Registrant to make annual payments in 1998 and 1999 on an unsecured note. On June 30, 1998, $473,000 is included in Long-Term Debt.

     As of June 30, 1998, the Registrant has $1,063,000 of outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

     Provisions of the various notes and credit facilities contain covenants relating to liens, consolidated net worth and cash flow coverage. The Registrant is in compliance with all financial debt covenants.

     5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed several acquisitions in the previous six years which were funded out of existing cash balances. The April 1997 acquisition of Iowa rural telephone assets and the May 1998 acquisition of Minnesota cellular property required external debt financing. Growth plans and acquisitions in the future will require additional debt financing. Should the Registrant have a need to secure additional senior debt financing as a result of pursuing additional corporate acquisitions, the management believes through its strong relationship with its financial capital sources, that no funding difficulty will be anticipated.

     The Registrant's stock repurchase program has been funded with internal cash and advances on a revolving credit facility to date. It is anticipated the same sources will be utilized for financing any future stock repurchases.

     6. ACCOUNTING PRONOUNCEMENTS In 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard had no impact on the Registrant's results of operations, financial position or cash flows.

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

     9.   SUBSEQUENT EVENTS   On July 20, 1998, the Registrant announced that it
would split its shares of common stock on a three-for-one basis. Effective August 17, 1998, each shareowner on record on August 3, 1998 will be issued two additional shares of common stock. Share and per share amounts reflected in this Form 10Q have not been restated for the upcoming stock split.

                              PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

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

Item 2.   CHANGES IN SECURITIES.

     The Board of Directors of the Registrant has approved a three-for-one split of common stock. Effective August 17, 1998, each shareowner on record on August 3, 1998 will be issued two additional shares of common stock.

Item 3.   DEFAULT UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a.   The annual shareholders' meeting was held on April 13, 1998.

     b. Three directors were elected to serve three year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

                                                          BROKER
     DIRECTOR               FOR     AGAINST   WITHHELD   NONVOTES
     --------               ---     -------   --------   --------
     James H. Holdrege   3,345,093  253,101    3,545       None
     Lyle G. Jacobson    3,347,998  253,101      640       None
     Starr J. Kirklin    3,335,202  253,101   13,436       None

     The other directors of the Registrant are as follows:

          Robert D. Alton, Jr.               Robert K. Else
          R. Wynn Kearney, Jr.               Lyle T. Bosacker
          Brett M. Taylor, Jr.

     c. The Hickory Tech Corporation Directors' Stock Option Plan was also approved at the annual meeting. The votes to approve this plan were as follows:

                                                             BROKER
                    FOR       AGAINST        ABSTAIN        NONVOTES
                    ---       -------        -------        --------
                 3,028,327    508,408         56,193          None

     d. PricewaterhouseCoopers LLP, formerly Coopers & Lybrand L.L.P., was also confirmed as the auditors for the Registrant for 1998 at the annual meeting. The votes regarding the selection of the auditors were as follows:

                                                             BROKER
                    FOR       AGAINST        ABSTAIN        NONVOTES
                    ---       -------        -------        --------
                 3,539,887    22,259          19,599          None

Item 5.   OTHER INFORMATION.

     None.

Item 6.   EXHIBITS AND REPORTS OF FORM 8-K.

On May 15, 1998, the Registrant filed a Form 8-K. The Form 8-K reported that on May 1, 1998, the Registrant, under terms of a purchase agreement dated December 17, 1997, completed a stock purchase of cellular property from Frontier Corporation in southern Minnesota. The cellular property, known in the industry as Minnesota's Rural Service Area (RSA) 10, is the "A-side" FCC license encompassing seven counties in south central Minnesota.

On July 15, 1998, the Registrant filed a Form 8-K/A. The Form 8-K/A presented the audited financial statements and pro forma financial information as of and for the year ended December 31, 1997 for the cellular property purchased on May 1, 1998, along with interim financial statements and a pro forma statement of operations as of and for the three months ended March 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:    August 13, 1998     HICKORY TECH CORPORATION
          ----------------


                              By /s/ Robert D. Alton, Jr.
                                 -----------------------------------------
                                 Robert D. Alton, Jr., Chief Executive Officer

                              By /s/ David A. Christensen
                                 -----------------------------------------
                                 David A. Christensen, Chief Financial Officer