Form 10-Q
period 1998-09-30
HICKORY TECH CORP
filed 1998-11-06
CIK 766561

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1998
                                     -----------------------------

                                        - or -

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                            --------------------
                           Commission file number 0-13721


                              HICKORY TECH CORPORATION
                                   P.O. Box 3248
                              221 East Hickory Street
                           Mankato, Minnesota 56002-3248
                                   (800) 326-5789


          Incorporated in Minnesota          IRS Employer Identification
                                             41-1524393



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,659,926 shares of no par common stock as of September 30, 1998.

                               HICKORY TECH CORPORATION
                                  September 30, 1998

                            PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            CONSOLIDATED INCOME STATEMENTS
                                     (UNAUDITED)

In Thousands except per share amounts                   For Quarter Ended          For Nine Months Ended
                                                        -----------------          ---------------------
                                                    9/30/98        9/30/97        9/30/98        9/30/97
                                                   ---------      ---------      ---------      ---------
OPERATING REVENUES
  Local Exchange Telephone                         $  12,246      $  11,166        $36,122        $31,414
  Communication Services                               3,389              -          5,717              -
  Billing / Data Services                              1,937          2,284          6,104          6,892
  Communications Products                              7,531          6,055         21,150         17,988
                                                   ---------      ---------      ---------      ---------
  TOTAL OPERATING REVENUES                            25,103         19,505         69,093         56,294

COSTS AND EXPENSES
  Cost of Sales                                        6,113          4,066         16,840         12,401
  Operating Expenses                                  10,128          8,110         26,438         22,854
  Depreciation                                         2,114          1,780          5,993          4,932
  Amortization of Intangibles                            595            323          1,218            873
                                                   ---------      ---------      ---------      ---------
  TOTAL COSTS AND EXPENSES                            18,950         14,279         50,489         41,060
                                                   ---------      ---------      ---------      ---------
OPERATING INCOME                                       6,153          5,226         18,604         15,234

OTHER INCOME                                             420            291          1,091            718
GAIN ON SALE OF ASSETS                                 1,363            215          1,363            541
GAIN ON SALE OF DIRECTV ASSETS                             -          6,345              -          6,345
INTEREST EXPENSE                                      (1,326)          (685)        (3,361)        (1,405)
                                                   ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                             6,610         11,392         17,697         21,433

INCOME TAXES                                           2,662          4,730          7,211          8,893
                                                   ---------      ---------      ---------      ---------

CONSOLIDATED NET INCOME                            $   3,948      $   6,662      $  10,486      $  12,540
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

EARNINGS PER SHARE                                 $    0.29      $    0.49      $    0.77      $    0.90
                                                   ---------      ---------      ---------      ---------

EARNINGS PER SHARE ASSUMING DILUTION               $    0.29      $    0.49      $    0.77      $    0.90
                                                   ---------      ---------      ---------      ---------

DIVIDENDS PER SHARE                                $    0.11      $    0.10      $    0.33      $    0.30
                                                   ---------      ---------      ---------      ---------


  The accompany notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                  September 30, 1998

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

In Thousands                                        9/30/98       12/31/97
                                                  ----------     ----------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                       $    5,145     $    1,219
  Receivables, Net of Allowances of $549 in 1998      15,312         12,609
      and $461 in 1997
  Inventories                                          2,322          3,131
  Deferred Tax Benefit and Other                       1,762          1,314
                                                  ----------     ----------
  TOTAL CURRENT ASSETS                                24,541         18,273

INVESTMENTS                                            3,856          3,657

PROPERTY, PLANT & EQUIPMENT
  Telecommunications Plant                           112,598        110,229
  Other Property and Equipment                        16,040         11,000
                                                  ----------     ----------
  TOTAL                                              128,638        121,229
  Less Accumulated Depreciation                       67,844         63,460
                                                  ----------     ----------
  PROPERTY, PLANT & EQUIPMENT, NET                    60,794         57,769

INTANGIBLE ASSETS, NET                                65,800         32,135

OTHER                                                    542            550

TOTAL ASSETS                                      $  155,533     $  112,384
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                $    6,769     $    6,765
  Accrued Interest                                     1,780            735
  Accrued Taxes                                        1,585            191
  Advanced Billings & Deposits                         2,648          1,878
  Current Maturities of Long-Term Debt                   600            439
                                                  ----------     ----------
  TOTAL CURRENT LIABILITIES                           13,382         10,008

LONG-TERM DEBT, NET OF CURRENT MATURITIES             74,382         41,525

DEFERRED INCOME TAXES                                  2,652          2,496

DEFERRED COMPENSATION AND OTHER                        3,452          3,178

SHAREHOLDERS' EQUITY:
  Common Stock                                         1,366            454
  Restricted Stock                                       (92)           -
  Additional Paid-In Capital                           1,670          1,990
  Reinvested Earnings                                 58,721         52,733
                                                  ----------     ----------
  TOTAL SHAREHOLDERS' EQUITY                          61,665         55,177

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $  155,533     $  112,384
                                                  ----------     ----------
                                                  ----------     ----------

  The accompanying notes are an integral part of the financial statements.

                               HICKORY TECH CORPORATION
                                  September 30, 1998

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                    For Nine Months Ended
                                                                  ------------------------
In Thousands                                                       9/30/98        9/30/97
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $  10,486      $  12,540
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                                     7,211          5,937
    Equity in income of non-consolidated affiliates                    (859)          (569)
    Provision for Losses on Notes Rec. and  Investments                   -            375
    Gain resulting from disposition of assets                        (1,363)        (6,886)
  Changes in Operating Assets and Liabilities:
      Receivables                                                    (2,669)        (3,065)
      Inventories                                                      (130)           491
      Accounts Payable and Accrued Liabilities                        3,131         (1,774)
      Advance Billings & Deposits                                       746            217
      Deferred Income Taxes                                             (73)           (49)
      Other                                                            (281)            54
                                                                  ---------      ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                          16,199          7,271
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                               (6,485)       (21,119)
  Purchase of Intangible Assets                                        (333)       (22,750)
  Increase in Notes Receivable and Investments                         (287)           (40)
  Distributions from non-consolidated affiliates                        459             -
  Proceeds from sale of assets                                        5,516          7,533
  Acquisition, Net of Cash Acquired                                 (39,997)            -
                                                                  ---------      ---------
  NET CASH USED IN INVESTING ACTIVITIES                             (41,127)       (36,376)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                     38,017         40,000
  Repayments of debt                                                 (5,000)           (51)
  Proceeds from issuance of common stock                                335            309
  Retirement  of common stock                                             -         (7,711)
  Dividends Paid                                                     (4,498)        (4,168)
                                                                  ---------      ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          28,854         28,379
                                                                  ---------      ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                   3,926           (726)

CASH AND CASH EQUIVALENTS At Beginning of Period                      1,219          2,954
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS At End of Period                        $   5,145      $   2,228
                                                                  ---------      ---------
                                                                  ---------      ---------

    The accompanying notes are an integral part of the financial statements.

                            HICKORY TECH CORPORATION
                              SEPTEMBER 30, 1998
                         PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
     The preceding, unaudited, Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows contain all adjustments, representing normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

NOTE 1.   BASIS OF CONSOLIDATION
     The Registrant is a communications holding company headquartered in Mankato, Minnesota. The consolidated financial statements of the Registrant include Hickory Tech Corporation, the parent company, and its nine wholly-owned operating subsidiaries. The companies and operations of the Registrant are grouped into four business sectors.

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

COMMUNICATIONS SERVICES

     MINNESOTA SOUTHERN WIRELESS COMPANY (MSWC) owns and operates the cellular property known as Minnesota's Rural Service Area (RSA) 10 under the business name of CellularOne. This property, acquired on May 1, 1998, is the "A-side" FCC license encompassing seven counties in south central Minnesota. The property overlaps and is larger than the telephone line serving area of the Registrant's Minnesota telephone property. CRYSTAL COMMUNICATIONS, INC. (Crystal), began operations in January 1998. Crystal markets resale long distance service to the Registrant's Local Exchange Telephone Sector's southern Minnesota and northwestern Iowa subscribers. In addition, Crystal offers an alternative choice for telecommunications service on a local service basis to customers in towns in southern Minnesota and Iowa not currently in the Registrant's Local Exchange Telephone Sector's service area. This alternative choice, known as CLEC operations (Competitive Local Exchange Carrier) in the telecommunications industry, is currently being offered by Crystal to customers in Nicollet, MN, with additional opportunities being pursued in communities in Minnesota and Iowa.

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

COMMUNICATIONS PRODUCTS

     COLLINS COMMUNICATIONS SYSTEMS CO. (Collins) sells, installs and services telecommunications equipment in the retail market in the metropolitan Minneapolis/St. Paul area. Collins primarily installs and maintains Nortel PBX and key system equipment and integrated software. The Communications Products sector also included the operations of Digital Techniques, Inc. (DTI) through September 30, 1998. The Registrant sold DTI at the end of the third quarter. The year to date operations of DTI are included in the Registrant's consolidated third quarter financial statements. DTI designed, assembled and distributed unique business telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim.

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

                                                      For Quarter Ended           For Nine Months Ended
                                                    ---------------------         ---------------------
                                                    9/30/98       9/30/97         9/30/98       9/30/97
                                                    -------       -------         -------       -------
  Weighted average shares outstanding             13,641,593     13,674,393     13,629,194     13,882,737
  Stock options                                       27,082          4,063         26,517            941
  Stock subscribed (ESPP)                                360            262            120             87
                                                  ----------     ----------     ----------     ----------

  Total dilutive shares outstanding               13,669,035     13,678,718     13,655,831     13,883,765
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

     Cash dividends are based on the number of common shares outstanding at the respective record dates. The number of shares outstanding as of the record date for the first, second and third quarters of 1998 and 1997 were as follows after restating for a three-for-one stock split effective August 17, 1998:

               Shares Outstanding on Record Date       1998           1997
               ---------------------------------       ----           ----
                           1st Quarter (Feb. 15)    13,628,016     14,201,943
                           2nd Quarter (May 15)     13,631,136     13,826,772
                           3rd Quarter  (Aug 15)    13,634,445     13,654,650

NOTE 3.  INVENTORIES
     Inventories are stated at the lower of average cost or market and consist of the following:

             (In Thousands)                        9/30/98                   12/31/97
                                                   -------                   --------
             Finished Goods                         $    0                     $  264
             Work in Process                             0                        210
             Materials and Supplies                  2,322                      2,657
                                                    ------                     ------
             Total                                  $2,322                     $3,131
                                                    ------                     ------
                                                    ------                     ------

NOTE 4.  COMMON STOCK
     The Registrant's common stock has no par value. There are 25,000,000 shares authorized. On August 17, 1998, the Registrant declared a three-for-one stock split. The Registrant has retained the stated value of the common stock at $0.10 per share before and after the August 1998 stock split. This added $909,000 to Common Stock and reduced $909,000 from Additional Paid-In Capital to the Shareholders' Equity section of the Balance Sheet. There were 13,659,926 shares outstanding on September 30, 1998, and 13,602,357 shares outstanding on December 31, 1997, after restating for the stock split.

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

     On May 1, 1998, the Registrant completed a stock purchase of cellular property from Frontier Corporation in southern Minnesota. The cellular property, known in the industry as Minnesota's Rural Service Area (RSA) 10, is the "A-side" FCC license encompassing seven counties of south central Minnesota. The population of the serving area is 230,000 and overlaps the telephone line serving area of the Registrant's Minnesota telephone property.
 The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $40,300,000. The Registrant financed $38,000,000 of the acquisition from a new revolving credit facility and paid the remainder in cash generated from internal operations. The operations of the acquisition are included in the Communications Services Sector. This acquisition was reported on Form 8-K dated May 15, 1998.

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

Unaudited Pro Forma Summary:
(In Thousands, except for per share amounts)

                                       Nine Months Ended September 30,
                                       ------------------------------
                                               1998      1997
                                               ----      ----
        Operating revenues                    $71,562   $61,705
        Net income                            $10,113   $11,598
        Basic earnings per share                $0.74     $0.84

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OPERATING REVENUES

     Operating Revenues were 28.7% higher for the quarter ended September 30, 1998, than for the quarter ended September 30, 1997, as illustrated in the following table. The revenue increase was primarily due to the growth in the Local Exchange Telephone Sector as well as the cellular acquisition and start-up business in the Communications Services Sector.

   QUARTERS TREND IN OPERATING REVENUES
   (thousands)
                                 1998      1997
                                 ----      ----
         1st Quarter          $20,678   $17,490
         2nd Quarter          $23,312   $19,299
         3rd Quarter          $25,103   $19,505

BUSINESS SECTOR OPERATING REVENUES
(thousands)

                                        For Quarter Ended           For Nine Months Ended
                                      ----------------------        ----------------------
                                      9/30/98        9/30/97        9/30/98        9/30/97
                                      -------        -------        -------        -------
     OPERATING REVENUES
     Local Exchange Telephone         $12,246        $11,166        $36,122        $31,414
     Communication Services             3,389              -          5,717              -
     Billing / Data Services            1,937          2,284          6,104          6,892
     Communications Products            7,531          6,055         21,150         17,988
                                      -------        -------        -------        -------
     Total Operating Revenues          25,103         19,505         69,093         56,294

NET INCOME

     Consolidated net income for the quarter ended September 30, 1998 was 40.7% lower than the same period in 1997 as illustrated by the following table. Without the gain on the sale of the DirecTV assets ($3,720,000 after tax) in the third quarter of 1997 and without the gain on sale of assets ($811,000 after tax) in the third quarter 1998, consolidated net income for the quarter ended September 30, 1998, was 6.6% higher than the same period in 1997. The primary reason for the increase in profitability (after the removal of the gains) for the Registrant in the third quarter was the increased profitability of its Local Exchange Telephone Sector. Through the combination of expenses being held to a consistent level with the prior year, normal growth in access lines and network usage, as well as the benefit of basic local rate increases in early 1998, this core sector of the Registrant continued its profitability growth.



QUARTERS TREND IN NET INCOME
(thousands)                           1998           1997
                                      ----           ----
      1st Quarter                   $3,042         $2,722
      2nd Quarter                   $3,496         $3,156
      3rd Quarter                   $3,948         $6,662

     Net Income by Business Sectors described in following discussions are shown prior to intercompany eliminations.

BUSINESS SECTOR NET INCOME
(thousands)

                                                       For Quarter Ended           For Nine Months Ended
                                                     ----------------------        ----------------------
                                                     9/30/98        9/30/97        9/30/98        9/30/97
                                                     -------        -------        -------        -------
     NET INCOME
     Local Exchange Telephone                         $3,432         $2,955        $10,154         $8,552
     Communication Services                              151              -            117              -
     Billing / Data Services                             274            (31)         1,028            720
     Communications Products                             334            416          1,057            975
     Corporate, including gains and interest            (243)         3,322         (1,870)         2,293
                                                     -------        -------        -------        -------
     Total Net Income                                  3,948          6,662         10,486         12,540

A.   Material changes in results of operations:

     1. LOCAL EXCHANGE TELEPHONE - Operating Revenues for the third quarter of 1998 increased $1,080,000 or 9.7% compared with the same period in 1997. For the nine months ended September 30, 1998, Operating Revenues were $4,708,000 or 15.0% higher than the same period in 1997. Local service rate increases in late first quarter 1998 account for approximately one-third of the third quarter revenue increase over the third quarter of 1997. Access line growth and network usage account for the remaining revenue increase of the third quarter. The revenue growth for the first nine months of 1998, as compared to 1997, was primarily due to the April 1997 addition of Heartland Telecommunications Company of Iowa (Heartland). New fiber optic cable networks providing additional toll transport revenue and local service rate increases, access line growth, and network usage growth also contributed the overall revenue growth. Without the April 1997 addition of Heartland, the base local exchange telephone sector's Operating Revenues would have increased $1,533,000 or 5.6% for the nine months ended September 30, 1998, compared to the same period in 1997.

     Net Income from this business sector increased $477,000 or 16.1% for the third quarter 1998 compared to the same period in 1997. This incremental profit increase is primarily due to the local service rate increase at the Registrant's Minnesota local exchange telephone companies. For the nine months ended September 30, 1998, Net Income increased $1,602,000 or 18.7% as compared to the same period of 1997 and 14.3% without the impact of Heartland Telecommunications Company of Iowa for the same nine-month period. The primary reason for the nine month net income increase is the local service rate increase. Also, costs in 1998 have not increased over 1997 levels. The margin in this business sector has improved over 1997.

     2. COMMUNICATIONS SERVICES - The newly organized Communications Services Sector operates the Registrant's entry into the long distance business, its start up efforts in the competitive local exchange business, and its newly acquired wireless communications business. For the third quarter 1998, the combined operations of these new businesses generated revenues of $3,389,000 and $151,000 of net income despite start up expenses. For the nine month period ended September 30, 1998, the combined operating revenues were $5,717,000 with a combined net income of $117,000. Crystal's (start-up CLEC and Long Distance business) nine month period revenues were

$899,000 producing a year to date loss of $607,000. MSWC's (CellularOne) year to date revenues (five months, acquired May 1, 1998) were $4,818,000 and a year to date net income of $724,000. There were no comparable amounts for 1997 for this sector.

     3. BILLING / DATA SERVICES - Operating Revenues for the third quarter of 1998 decreased $347,000 or 15.2% compared with the same period in 1997. For the nine months ended September 30, 1998, Operating Revenues were $788,000 or 11.4% lower than the nine months ended September 30, 1997. This decline was due to less contract programming services as compared to the same period in the prior year. The Net Income for the third quarter of 1998 increased $305,000 or 983.9% as compared with the same period in 1997. For the nine months ended September 30, 1998, Net Income was $308,000 or 42.8% higher than the nine months ended September 30, 1997. During the third quarter of 1997, the Sector had a nonrecurring expenditure of $446,000 (after tax) associated with the development of the new software platform with SePRO Telecom of Dublin, Ireland. The SePRO partnership will produce the Sector's next software product offering, WRITE2K. WRITE2K is a wireless/wireline convergent billing system. Beta testing on this new product will be performed during fourth quarter 1998 and first quarter 1999, with product sales beginning in 1999.

     4. COMMUNICATIONS PRODUCTS - Operating Revenues for this sector for the third quarter of 1998 increased $1,476,000 or 24.4% compared with the same period in 1997. For the nine months ended September 30, 1998, Operating Revenues were $3,162,000 or 17.6% higher than the nine months ended September 30, 1997. The primary contributor to the revenue growth was the addition of Datacomm Products to Collins on October 30, 1997. Without the addition of Datacomm, Operating Revenues would have increased $590,000 or 9.7% for the three month period ending September 30, 1998 and have increased $507,000 or 2.8% for the nine months ended September 30, 1998 compared to the same periods in 1997. The Net Income for the third quarter of 1998 decreased $82,000 or 19.7% as compared with the same period in 1997. For the nine months ended September 30, 1998, Net Income was $82,000 or 8.4% higher than the nine months ended September 30, 1997. Without Datacomm, Net Income for the third quarter of 1998 would have decreased $72,000 or 17.3% and have increased $52,000 or 5.3% for the nine month period ending September 30, 1998 as compared to the same periods in 1997. Gross margins in the Communications Products Sector for the year are 3.8% lower than 1997, however, operating expenses have been significantly lower, which led to the increase in net profitability. The margin decrease is due primarily to product mix. The net profit increase is due to expense management and control, to offset the lower sales volumes.

     On September 30, 1998, Digital Techniques, Inc. (DTI), the Registrant's Texas based business telephone system developer and distributor, was sold. DTI's year to date operating revenues were $5,580,000 with a year to date net income of $372,000.

     5. COST OF SALES - Consolidated Cost of Sales increased $2,047,000 or 50.3% for the quarter ended September 30, 1998, compared with the same period in 1997. For the nine months ended September 30, 1998, Cost of Sales were $4,439,000 or 35.8% higher than the nine months ended September 30, 1997. In terms of percentage of Operating Revenues from the Communications Products Sector (which generated most of the Cost of Sales), Cost of Sales was 63.8% for the nine months ended September 30, 1998, compared to 60.0% for the same period in 1997. Cost of Sales from the remaining Sectors increased from $1,602,325 for the nine month period ending September 30, 1997 to $3,346,820 for the nine month period ending September 30, 1998. The Registrant's Local Exchange Telephone and Communications Services Sectors experienced increased demand for customer premise equipment (CPE), and this contributes increased cost of sales to otherwise "service only" businesses. The profit margins experienced from these sectors on their CPE sales have been comparable to the Communications Products Sector's.

     6. OPERATING EXPENSES - Operating Expenses for the quarter ended September 30, 1998, increased $2,018,000 or 24.9% compared with the same period in 1997. For the nine months ended September 30, 1998, Operating Expenses were $3,584,000 or 15.7% higher than the nine months ended September 30, 1997. Without the addition of Heartland, Datacomm, Crystal, and MSWC, Operating Expenses would have decreased $1,464,000 or 6.4% for the nine months ended September 30, 1998. This decrease is a result of various cost control measures implemented corporate-wide over the last two years. As employee staffing position vacancies are filled, the operating expense advantage may decline or reverse.

     7. DEPRECIATION - Depreciation Expense for the quarter ended September 30, 1998 was $334,000 or 18.8% higher than for the same period in 1997. For the nine months ended September 30, 1998, Depreciation Expense was $1,061,000 or 21.5% higher than for the same period in 1997. Without the addition of Heartland, Datacomm, Crystal, and MSWC, Depreciation Expense would have increased $18,000 or 0.4% for the nine month period ending September 30, 1998.

     8. GAIN ON SALE OF ASSETS - On September 30, 1998, the Registrant sold 100% of its ownership in Digital Techniques, Inc. (DTI), of Allen, Texas to a DTI employee group and Troy Holding International, a computer telephony product firm with operations in Toronto, Detroit and the United Kingdom. The Registrant recorded a pre-tax gain on the sale of the stock of $319,575 from the sale price of $4,500,000. Additionally, in September 1998, the Registrant sold its stock investments in Illuminet Holdings, Inc., a telecommunications network service provider. A pre-tax gain of $1,043,000 was recorded on the sale from cash proceeds of $1,531,000.

     9. INTEREST EXPENSE - Interest Expense increased $641,000 for the quarter ended September 30, 1998, compared to the same period last year. For the nine months ended September 30, 1998, Interest Expense was $1,956,000 higher than for the same period in 1997. The increase in Interest Expense was due to the new $40,000,000 in senior indebtedness initiated in April 1997 for the Heartland acquisition (nine month expense in 1998 versus six months expense in 1997) and the use of $38,000,000 from a $45,000,000 revolving credit agreement initiated in May 1998 for the acquisition of Minnesota Southern Wireless Company. The revolving credit line has been paid down and had an outstanding balance of $33,0000,000 on September 30, 1998 with a weighted average interest rate of 6.43%.

B.   Material changes in financial condition:

     1. CAPITAL STRUCTURE - The total capital structure for the Registrant was $136,000,000 at September 30, 1998, reflecting 45.3% equity and 54.7% debt. This compares to a capital structure of $97,000,000 at December 31, 1997, reflecting 57.1% equity and 42.9% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends.

     2. CASH FLOWS - Cash provided from operations was $16,199,000 for the nine month period ending September 30, 1998 compared to $7,271,000 for the nine month period ending September 30, 1997. The increase reflects the growth in operating income, decreased working capital requirements and the timing of additional income tax payments associated with gains realized from the sale of the DirecTV rights.

     Cash flows used in investing activities were $41,127,000 for the nine months ended September 31, 1998 as compared to $36,376,000 for the same period in 1997. In May 1998, the Registrant used net cash of $39,997,000 in the acquisition of the cellular property in southern Minnesota (MSWC). In April 1997, $35,271,000 was used to acquire telephone exchanges in northwest Iowa (Heartland). Capital expenditures associated to ongoing business were $6,485,000 during the first nine months of 1998 as compared to $8,598,000 for the same period in 1997. The Registrant funds the majority of capital expenditures through internally generated funds. Capital expenditures were incurred to modernize and upgrade the Registrant's telecommunications network and to construct additional network facilities to provide telecommunications services to non-franchised exchange area customers (Competitive Local Exchange Carrier, CLEC). In addition cash flows from investing activities for the nine month period ending September 30, 1998 include net cash proceeds of $3,952,000 from the sale of DTI and $1,531,000 from the sale of Illuminet stocks. Cash flows from investing activities for the nine month period ending September 30, 1997 include proceeds from the sale of DirecTV distribution rights of $7,136,000. The proceeds from these 1998 asset sales were used primarily to reduce borrowings under the Registrant's revolving credit agreement.
     Included in cash flows from financing activities are debt borrowings and payments, dividend payments, and common stock issuance and retirements. During the first nine months of 1998, the Registrant incurred borrowings of $38,017,000 under a $45,000,000 revolving credit agreement utilized primarily in the acquisition of the cellular property in southern Minnesota (MSWC). The Registrant has made $5,000,000 debt payments on this agreement in the first nine months of 1998. The September 30, 1998 outstanding balance on the revolving credit facility was $33,000,000. During the first nine months of 1997, the Registrant incurred borrowings of $40,000,000 in long term debt instruments to fund the $35,271,000 acquisition of telephone exchanges in northwest Iowa (Heartland). Dividend payments for the first nine months of 1998 were $4,498,000 as compared to $4,168,000 for the same period in 1997. The increase in dividend payments reflect the increase in the quarterly dividends from $.10 per share in 1997 to $.11 per share in 1998. Under a share repurchase program initiated in 1996 and expanded in 1997, the Registrant repurchased 269,000 shares of common stock at a total cost of $7,711,000 during the first nine months of 1997. The Registrant did not repurchase any of its common stock during the first nine months of 1998.

     3. WORKING CAPITAL - Current Assets exceeded Current Liabilities by $11,159,000 as of September 30, 1998, compared to a working capital surplus of $8,265,000 as of December 31, 1997. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 1.8:1.0 as of September 30, 1998 as well as on December 31, 1997.

     4. LONG-TERM DEBT - The Registrant's Long-Term Debt as of September 30, 1998, was $74,382,000.

     In April 1998, the Registrant obtained a $45,000,000 revolving credit facility with a syndicate of banks to finance the $40,000,000 acquisition of the Minnesota cellular property. The weighted average interest rate associated with this credit facility varies with LIBOR rates and is currently 6.43%. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of April 29, 2003. As of September 30, 1998, the Registrant has drawn $33,000,000 on this credit facility.

     In April 1997, the Registrant obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the telephone exchanges in Iowa. The remaining proceeds from the note were used to fund capital expenditure needs. The notes accrue interest at 7.11%. No principal payments are due during the first four years.

     In October 1997, the Registrant acquired the assets of Datacomm Products. The terms of the purchase agreement require the Registrant to make annual payments in 1998 and 1999 on an unsecured note. On September 30, 1998, $473,000 is included in Long-Term Debt.

     As of September 30, 1998, the Registrant has $909,000 of outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

     Provisions of the various notes and credit facilities contain covenants relating to liens, consolidated net worth and cash flow coverage. The Registrant is in compliance with all financial debt covenants.

     5. CAPITAL FROM OPERATIONS - Management believes the Registrant will be able to generate sufficient working capital internally from operations to meet its immediate operating needs, and sustain its historical dividend levels. The Registrant has completed several acquisitions in the previous six years, which were funded with cash and debt. Growth plans and acquisitions in the future will require additional debt financing. Should the Registrant have a need to secure additional senior debt financing as a result of pursuing additional corporate acquisitions, the management believes through its strong relationship with its financial capital sources, that no funding difficulty will be anticipated.

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

     7. YEAR 2000 COMPLIANCE The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Registrant's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Each of the Registrant's business sectors has organized a committee to analyze Year 2000 compliance.

     TELEPHONE SECTOR The Telephone Sector has identified 134 software and hardware products used in its operations and is in the process of contacting the vendors to verify Year 2000 compliance. Responses have been received on 66% of the products. The Telephone Sector has identified which software upgrades, to its predominant NORTEL switching and transport network, are necessary to become Year 2000 compliant and intends to have all the upgrades ordered by the end of 1998. The switching upgrades are part of an ongoing contract that is entered into every three years to keep the network up to current standards. The Telephone Sector would normally be entering into these contracts in 1999 and will not need to accelerate any upgrades to become Year 2000 compliant.

     The Telephone Sector's internal business software consists of a proprietary software package created and maintained by the Registrant's Billing / Data Services Sector. This software package (Intelesystem) is not currently Year 2000 compliant and was in the process of being replaced as part of a planned business software replacement. The Telephone Sector will be converted to WRITE2K (billing software being co-developed by the Billing / Data Services Sector) by mid-1999. The WRITE2K software is Year 2000 compliant. In addition, the Telephone Sector will be converting to Great Plains Dynamics for accounting and financial reporting purposes in mid-1999. The conversion to Great Plains Dynamics is part of a three-year migration the Registrant has been performing for all their sectors beginning in 1996. Great Plains Dynamics is Year 2000 compliant. For the remainder of the Telephone Sector's business software needs, various Year 2000 compliant software will be integrated with WRITE2K and Great Plains Dynamics by mid-1999.

     The Year 2000 compliance specific expenditures associated with the Telephone Sector are estimated to be less than $500,000 since the majority of the upgrades are normal course-of-business expenses.

     COMMUNICATION SERVICES SECTOR Similar to the Telephone Sector, the Communication Services Sector will be converted to the Billing / Data Services Sector's new billing software, WRITE2K, by mid-1999. The Sector is already using Great Plains Dynamics, which is Year 2000 compliant, for accounting and financial reporting responsibilities.

     MSWC will be updating its NORTEL switch in the first quarter 1999 to make it Year 2000 compliant. MSWC has contacted NORTEL to upgrade the software and hardware in order to bring its switch into compliance. MSWC's voicemail system will also be upgraded in the first quarter 1999 in order to bring it into compliance.

     Crystal uses the same software and hardware used by the Telephone Sector and is relying on the work being done by that Sector to achieve Year 2000 compliance.

     The total cost of upgrading the Communication Services Sector for Year 2000 compliance is estimated at $750,000, with most of this associated with the MSWC NORTEL switch.

     BILLING / DATA SERVICES SECTOR   NIBI utilizes Great Plains Dynamics,
which is Year 2000 compliant, as its internal business software. The Sector has a manual billing system that is Year 2000 compliant. No upgrades are needed to this Sector's internal business software.

     All of NIBI's billing platforms for its customers will be Year 2000 compliant by December 1998, with the exception of Intelesystem. The Registrant's Telephone Sector is the only customer on the Intelesystem platform. Intelesystem had been planned to be replaced by NIBI's WRITE2K in mid-1999. A determination will be made in January 1999 as to whether the conversion to WRITE2K can take place in a timely fashion or if NIBI must dedicate itself to making Intelesystem Year 2000 compliant. If Intelesystem is to be made Year 2000 compliant, internal resources will be used to make the necessary changes.

     The costs of internal resources potentially dedicated to Year 2000 compliant remediation are estimated to be less than $100,000 for the Billing/Data Services Sector.

     COMMUNICATION PRODUCTS SECTOR Collins is currently using a UNIX-based system for its internal business software. Plans were made in 1997 to convert Collins to Great Plains Dynamics, with the actual conversion scheduled to take place in the first quarter 1999. This conversion is taking place in the normal course of business and was not influenced by the Year 2000 issue.

     The information presented above sets forth the key steps taken by the Registrant to address the Year 2000 issue. There can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Registrant's systems. The Registrant believes that its actions with vendors and customers will minimize these risks and that the cost of Year 2000 compliance for its information and operation systems will not be material to its consolidated results of operations and financial position. The information presented above also represents management's best estimates at the present time, and could change. The estimates are based upon assumptions as to future events. There can be no guarantee that these assumptions will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

     8. FORWARD-LOOKING STATEMENTS This Management's Discussion and Analysis of Results of Operations and Financial Condition, and other sections of this Form 10-Q filing contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Registrant operates, management's beliefs, and assumptions made by Registrant management. Words such as "expects" "anticipates" "intends" "plans" "believes" "seeks" "estimates" variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3.  DEFAULT UPON SENIOR SECURITIES.
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

Item 5.  OTHER INFORMATION.
         None.

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K.

     On October 5, 1998, the Registrant filed a Form 8-K. The Form 8-K reported that on September 30, 1998, the Registrant completed a stock sale of Digital Techniques, Inc., to Troy Holdings International, a telephony product firm with operations in Toronto, Detroit and the United Kingdom.

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  November 6, 1998       HICKORY TECH CORPORATION
        ----------------

                               By  /s/ Robert D. Alton, Jr.
                                   ---------------------------------------
                                   Robert D. Alton, Jr., Chief Executive Officer

                               By  /s/ David A. Christensen
                                   ---------------------------------------
                                   David A. Christensen, Chief Financial Officer