Form 10-K/A
period 1997-12-31
HICKORY TECH CORP
filed 1998-12-10
CIK 766561

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   AMENDMENT 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         COMMISSION FILE NUMBER: 0-13721

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                            HICKORY TECH CORPORATION
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                 MINNESOTA                              41-1524393
        -------------------------------             -------------------
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

                                     Yes   X      No
                                         -----      -----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $155,982,696 (exclusive of voting stock owned by Registrant's Directors and Officers) based on the last reported sale price by Nasdaq National Market on November 30, 1998.

     The total number of shares outstanding of the Registrant's common stock as of November 30, 1998: 13,660,602 (note August 17, 1998 three-for-one split of common stock.)

     Documents Incorporated by Reference: None.


-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The Form 10-K for the year ended December 31, 1997 has been amended for Part II Items 7 and 8 to reflect (i) expanded discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations concerning EBITDA presentation as well as further discussion of cash flows from operating, investing, and financing activities and (ii) expanded disclosures to Note 5 of the Consolidated Financial Statements pertaining to SFAS No. 123, "Accounting for Stock-Based Compensation". There was no change to net revenues, net income or net earnings per share for the years ended December 31, 1997, 1996 nor 1995 as a result of this amendment.

                                TABLE OF CONTENTS

Item                                                                            Page
----                                                                            ----
                                     PART II

 7.             Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                       II-3

 8.             Financial Statements and Supplementary Data                     II-14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is a diversified communications holding company, with four main business segments, encompassing eight operating companies. The Telephone Segment provides service to its franchised territories in south central Minnesota and northwestern and east central Iowa. The Billing and Data Services Segment provides data processing service to independent telephone companies and national long distance service providers. The Equipment Sales Segment sells and services telecommunication equipment primarily in Minneapolis/St. Paul, Minnesota. The Telecommunications Product Development Segment designs, assembles and distributes unique telecommunications components for business telephone systems throughout North America, the United Kingdom and the Pacific Rim from its facility in Texas.

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

     A measure of the Company's pre-tax operating cash flow is EBITDA(1) (Earnings Before Interest, Taxes, Depreciation and Amortization). EBITDA increased to $30,408,000 in 1997, up from $24,286,000 in 1996 and $23,891,000 in
1995. This represents an increase of 25.2% in 1997 compared to an increase of 1.7% in 1996. The Company's EBITDA increase would have

--------
(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. The Company sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. The Company believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of the Company's business.

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

(IN 000s)                                       %                    %
                                     1997     Change     1996      Change     1995
                                   -------    ------    -------    ------    ------
Telephone Operations               $42,835     24.8%    $34,334      5.3%    $32,600
Billing and Data Services            9,474     (1.0%)     9,573     (8.0%)    10,405
Equipment Sales                     16,034     (0.7%)    16,153     33.4%     12,111
Telecommunications
Product Development                  8,119     24.9%      6,502    (15.9%)     7,731
                                   -------     -----    -------    ------    -------
TOTAL REVENUES                     $76,462     14.9%    $66,562      5.9%    $62,847


    TELEPHONE OPERATIONS

                                                         (In Thousands)
                                                   1997        1996       1995
                                                 -------     -------     -------
Revenues Before Eliminations                     $42,912     $34,479     $32,929
Net Operating Income                              19,169      16,044      15,118
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA) (1)                                    25,887      20,615      19,739
Capital Expenditures                              11,431       9,536       5,438

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

     Ancillary services to interexchange network carriers include the billing and collection function. Further reductions in 1997 occurred as more of these services were taken back by interexchange carriers and no longer performed by the Telephone Segment. Another ancillary service, directory revenues, increased in 1997 due to new directory sales campaigns. The Telephone Segment experienced significant expansion of its non-regulated lines of business (primarily customer premises equipment sales and voice-mail). Due to the sale of its DirecTV (DBS) television service, there was a decline in revenue from this Telephone product line. In 1997, DirecTV service revenues were $713,000, with $10,000 of EBITDA(1) in six months of operations before the sale.

     The Telephone net operating income for 1997 grew 19.5% and in 1996 it increased 6.1%. This growth corresponds closely with revenue growth in both years.

     BILLING AND DATA SERVICES

                                                         (In Thousands)
                                                   1997       1996        1995
                                                 -------     -------     -------
Revenues Before Eliminations                     $11,821     $11,769     $12,437
Net Operating Income                               1,795         658         721
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA) (1)                                     2,658       2,597       2,505
Capital Expenditures                                 258          62         328

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

       EQUIPMENT SALES

                                                         (In Thousands)
                                                   1997        1996       1995
                                                 -------     -------     -------
Revenues Before Eliminations                     $16,034     $16,153     $12,111
Net Operating Income                               1,485       1,410         112
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA) (1)                                     1,667       1,514         635
Capital Expenditures                                 260         204         120

     Equipment Sales Segment revenues represent approximately 21% of 1997 consolidated operating revenues after eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems in two geographic markets of metropolitan Minneapolis/St. Paul and southern Minnesota. The Equipment Segment sold the assets of its California division in 1995. The volume of business in the Minneapolis/St. Paul area through Collins Communications Systems Co. was very strong in 1996. Two $1 million contracts were completed. In 1997, Collins was able to match 1996's level of revenues, with many smaller sized applications. The customers in this Segment's market are the individual commercial/business end users of telecommunications service with ongoing service needs. This Segment's products consist of telecommunication platforms such as Nortel, Centigram and Rolm. Revenues for 1997 were substantially the same as 1996. The 33% increase in revenues in 1996 over 1995 was due to significant increases in volume of business in everyday operations. The 1997 results included $609,000 of revenue after the acquisition of DataComm Products, a new division of Collins, in November 1997. The Equipment Sales Segment's consolidated revenues after eliminations have grown 0.6% compounded annually over a five year period from 1992 to 1997. The Equipment Sales Segment produced net operating income which was $75,000 higher than 1996, which had a $1,300,000 improvement over 1995. This comparison was affected by operations in California (sold in 1995) which had a pre-tax loss of $440,000 in 1995.

      TELECOMMUNICATIONS PRODUCT DEVELOPMENT

                                                        (In Thousands)
                                                   1997       1996        1995
                                                  ------     ------      ------
Revenues Before Eliminations                      $8,119     $6,502      $7,731
Net Operating Income (Loss)                          640       (403)      1,129
Earnings Before Interest, Taxes
  Depreciation and Amortization
  (EBITDA) (1)                                       783       (272)      1,267
Capital Expenditures                                 103         97         123

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

     Interest expense increased by $2,149,000 in 1997 due to the new $40 million in senior indebtedness initiated in April 1997. The new long-term debt instruments accrue interest at 7.11%. The proceeds of the debt were for the Heartland acquisition and for working capital uses.

GAIN ON SALE OF ASSETS

     The 1997 gain on sale of assets of $6.3 million is recognition of the $7.2 million proceeds from selling the Company's DirecTV DBS assets in July 1997, when its amortized book value was $0.9 million.

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

REVIEW OF CASH FLOW ACTIVITY

     The Company's net working capital of $8,265,000 at December 31, 1997, is an increase of $1,986,000 from 1996. The Company and its subsidiaries operate in capital intensive businesses. Cash Flows from Operating Activities for the year ended December 31, 1997 was consistent with the same period for 1996. Cash Flows used in Investing Activities in 1997 increased by $43,165,000 due primarily to the acquisition of the telephone exchanges in Iowa. Over the past three years, Additions to Property, Plant and Equipment were the Company's largest investing activity, using $40,023,000 of working capital (including $12,499,000 for assets acquired in the Iowa telephone exchange transaction). The Cash Flows from Financing Activities increased $43,849,000 in 1997 as compared to 1996 due mainly to debt borrowings associated with the Iowa telephone exchange transactions. The proceeds from the issuance of debt totaled $42,512,000 in 1997. The Company used $7,716,000 and $10,786,000 to purchase outstanding shares of its common stock in 1997 and 1996, respectively, as part of its publicly announced share acquisition program. As a result of this program, the Company has been able to more fully utilize its available cash while creating increased value for its current shareholders. The Company's financial strength continues to be supported by its 1997 current ratio (1.83 to 1), its EBITDA(1) ($30,408,000 in 1997) and its proven access to debt markets.

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

     The Company is in a position to be able to borrow from institutional sources on an unsecured basis or from banks on a secured or unsecured basis because of its high level of cash flow. Based on Company EBITDA(1) levels and existing loan covenants, there is sufficient ability to raise capital in order to fulfill Company corporate development goals.

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

     In January 1998, the Company made application with the Federal Communications Commission to transfer the license of the Minnesota rural cellular property known as RSA 10. The Company has entered into a definitive agreement with Frontier Corporation to acquire the stock of its subsidiaries, which presently owns and operates this cellular "A-side" license. Approval of this license transfer is expected in March 1998. No state regulatory approvals are needed for this cellular transfer.

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

     The Company has consistently maintained high EBITDA(1) margins by running its telephone operations efficiently while prudently diversifying into other profitable niches in telecommunications. The diversification into non-telephone Segments provides greater opportunities for dynamic internal growth, and offers the Company unique service capabilities to utilize in competitive expansions within the Telephone Segment. The diversification of the Company reduces the dependence of the Company on any one market, business, economy or regulatory environment. In order to achieve the Company's continuous growth objectives, it will rely on the maturation of the business plans for its existing four segments, the start-up of competitive operations in the telephone local exchange business, and continued research of the many telephone industry acquisition candidates for those that are strategic to the Company in profitability terms.

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

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
January 30, 1998

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31

(DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 1997      1996
                                                               --------  -------
CURRENT ASSETS:
    Cash and Cash Equivalents                                  $  1,219  $ 2,954
    Receivables, Net of Allowance for
      Doubtful Accounts of  $461 and $114                        12,609   10,782
    Inventories                                                   3,131    2,859
    Deferred Tax Benefit and Other                                1,314    1,372
                                                               --------  -------

      TOTAL CURRENT ASSETS                                       18,273   17,967

INVESTMENTS                                                       3,657    2,980

NET PROPERTY, PLANT AND EQUIPMENT                                57,769   40,873

OTHER ASSETS:
    Intangible Assets                                            32,135    8,735
    Notes Receivable                                               --        230
    Miscellaneous                                                   550      478
                                                               --------  -------
      TOTAL OTHER ASSETS                                         32,685    9,443

TOTAL ASSETS                                                   $112,384  $71,263
                                                               --------  -------
                                                               --------  -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                           $  6,765  $ 8,671
    Accrued Taxes                                                   191      722
    Accrued Interest                                                735        3
    Advanced Billings and Deposits                                1,878    2,080
    Current Maturities of Long-Term Debt                            439      212
                                                               --------  -------
      TOTAL CURRENT LIABILITIES                                  10,008   11,688

LONG-TERM DEBT, Net of Current Maturities                        41,525      877

DEFERRED CREDITS:
    Investment Tax Credits                                           88      153
    Income Taxes                                                  2,408    2,768
    Compensation, Benefits and Other                              3,178    3,150
                                                               --------  -------
      TOTAL DEFERRED CREDITS                                      5,674    6,071

SHAREHOLDERS' EQUITY:
    Common Stock                                                    454      479
    Additional Paid-In Capital                                    1,990    1,778
    Retained Earnings                                            52,733   50,370
                                                               --------  -------
      TOTAL SHAREHOLDERS' EQUITY                                 55,177   52,627


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $112,384 $ 71,263
                                                               --------  -------
                                                               --------  -------

The accompanying notes are an integral part of the consolidated financial statements.

                      HICKORY TECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                               YEARS ENDED DECEMBER 31

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1997          1996          1995
                                            -----------   -----------   ----------
OPERATING REVENUES:
    Telephone                               $    42,835   $    34,334   $   32,600
    Billing and Data Services                     9,474         9,573       10,405
    Equipment Sales                              16,034        16,153       12,111
    Telecommunications Product
      Development                                 8,119         6,502        7,731
                                            -----------   -----------   ----------

      TOTAL OPERATING REVENUES                   76,462        66,562       62,847

COSTS AND EXPENSES:
    Cost of Sales                                16,503        15,792       13,830
    Operating Expenses                           31,313        27,139       26,050
    Depreciation                                  6,761         5,055        5,291
    Amortization of Intangibles                   1,229         1,803        1,897
                                            -----------   -----------   ----------

      TOTAL COSTS AND EXPENSES                   55,806        49,789       47,068

OPERATING INCOME                                 20,656        16,773       15,779

OTHER INCOME                                      1,762           655          924
GAIN ON SALE OF DIRECTV ASSETS                    6,345            --           --
INTEREST EXPENSE                                 (2,292)         (143)         (77)
                                            -----------   -----------   ----------


INCOME BEFORE INCOME TAXES                       26,471        17,285       16,626

INCOME TAXES                                     10,992         6,866        6,726
                                            -----------   -----------   ----------


NET INCOME                                  $    15,479   $    10,419   $    9,900
                                            -----------   -----------   ----------
                                            -----------   -----------   ----------


EARNINGS PER SHARE                          $      3.36   $      2.09   $     1.93
                                            -----------   -----------   ----------
                                            -----------   -----------   ----------

EARNINGS PER SHARE ASSUMING DILUTION        $      3.36   $      2.09   $     1.93
                                            -----------   -----------   ----------
                                            -----------   -----------   ----------

DIVIDENDS PER SHARE                         $      1.20   $      1.10   $     1.00
                                            -----------   -----------   ----------
                                            -----------   -----------   ----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    4,603,957     4,980,006    5,127,470
                                            -----------   -----------   ----------
                                            -----------   -----------   ----------

The accompanying notes are an integral part of the consolidated financial statements.

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  Common Stock     Additional                 Total
                                              -------------------    Paid-In    Retained   Shareholders'
(DOLLARS IN THOUSANDS)                         Shares     Amount     Capital    Earnings     Equity
                                              ---------   -------   ----------  --------  -------------
BALANCE AT DECEMBER 31, 1994                  5,124,291   $ 2,002   $       --  $ 50,840   $ 52,842

Employee Stock Purchase Plan                      8,205       242                               242
Director Stock Purchase Plan                      1,525        50                                50
Net Income                                                                         9,900      9,900
Dividends Paid                                                                    (5,127)    (5,127)
                                            -----------   -------   ----------  --------   --------

BALANCE AT DECEMBER 31, 1995                  5,134,021     2,294           --    55,613     57,907

Declaration of Common Stock Stated Value                   (1,429)       1,429              --
Stock Issued to Complete Prior Acquisition        6,757         1          196                  197
Long-Term Incentive Plan                          3,152        93                                93
Employee Stock Purchase Plan                     11,094         1          235                  236
Director Stock Purchase Plan                      1,571        13           29                   42
Retirement of Stock                            (366,366)     (494)        (111)  (10,181)   (10,786)
Net Income                                                                        10,419     10,419
Dividends Paid                                                                    (5,481)    (5,481)
                                            -----------   -------   ----------  --------   --------

BALANCE AT DECEMBER 31, 1996                  4,790,229       479        1,778    50,370     52,627

Long-Term Incentive Plan                          3,155                     86                   86
Employee Stock Purchase Plan                      9,426         1          199                  200
Director Stock Purchase Plan                        981         1           29                   30
Retirement of Stock                            (269,672)      (27)        (102)   (7,587)    (7,716)
Net Income                                                                        15,479     15,479
Dividends Paid                                                                    (5,529)    (5,529)
                                            -----------   -------   ----------  --------   --------

BALANCE AT DECEMBER 31, 1997                $ 4,534,119   $   454   $    1,990  $ 52,733   $ 55,177
                                            -----------   -------   ----------  --------   --------
                                            -----------   -------   ----------  --------   --------


The accompanying notes are an integral part of the consolidated financial statements.

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

(DOLLARS IN THOUSANDS)
                                                                     1997       1996             1995
                                                                   --------   --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                  $ 15,479   $ 10,419        $  9,900
       Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation and Amortization                                8,198      7,076           7,401
         (Gain) Loss Resulting from Disposition of Assets            (6,925)        --             415
         Provision for Losses on Notes Receivable and Investments       265        260             324
         Equity in Partnership Income                                (1,046)      (503)           (597)
                                                                   --------   --------        --------
       Cash Provided From Operations Before Changes
        in Assets and Liabilities                                    15,971     17,252          17,443
         Changes in Assets and Liabilities Net of
          Effects of Acquisitions and Dispositions:
        (Increase) Decrease in:
           Receivables                                               (1,827)    (1,401)         (2,123)
           Inventories                                                 (102)       (13)              1
        Increase (Decrease) in:
           Accounts Payable and Accrued Taxes                         1,113        551           1,272
           Advanced Billings and Deposits                              (202)       401             384
           Deferred Income Taxes and Investment Tax Credits            (518)    (1,339)           (676)
        Other                                                           107        (53)          1,043
                                                                   --------   --------        --------
        Net Cash Provided by Operating Activities                    14,542     15,398          17,344
                                                                   --------   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to Property, Plant and Equipment                   (26,796)    (7,282)         (5,945)
       Increase in Notes Receivable and Investments                     (27)      (113)            (68)
       Redemption of Investments                                        361        200             275
       Change in Temporary Cash Investments                              --      7,176          (5,289)
       Purchase of Intangible Assets                                (23,568)    (1,081)         (1,114)
       Acquisitions, Net of Cash Acquired                            (2,513)        --              --
       Proceeds from Sale of Assets                                   8,320         --              --
       Other                                                             --         42              67
                                                                   --------   --------        --------
       Net Cash Used in Investing Activities                        (44,223)    (1,058)        (12,074)
                                                                   --------   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Issuance of Debt                                42,512         --              --
       Repayments of Debt                                            (1,637)      (204)           (983)
       Proceeds from Issuance of Common Stock                           316        568             292
       Retirement of Common Stock                                    (7,716)   (10,786)             --
       Dividends Paid                                                (5,529)    (5,481)         (5,127)
                                                                   --------   --------        --------
        Net Cash Provided by (Used in) Financing Activities          27,946    (15,903)         (5,818)
                                                                   --------   --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,735)    (1,563)           (548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,954      4,517           5,065
                                                                   --------   --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  1,219   $  2,954        $  4,517
                                                                   --------   --------        --------
                                                                   --------   --------        --------

------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash Paid for Interest                                      $  1,372   $    143        $    134
       Cash Paid for Income Taxes                                  $ 11,575   $  8,203        $  7,240

The accompanying notes are an integral part of the consolidated financial statements.

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                              BUSINESS SEGMENT DATA
                             YEARS ENDED DECEMBER 31

(DOLLARS IN THOUSANDS)

                                                 1997        1996       1995
                                               ---------   --------   --------
IDENTIFIABLE ASSETS:
       Telephone                               $  92,617   $ 52,239   $ 50,339
       Billing and Data Services                   4,371      4,964      7,725
       Equipment Sales                             8,444      6,888      5,214
       Telecommunications Product Development      4,670      4,180      3,417
       Corporate                                   2,282      2,992      7,243
                                               ---------   --------   --------
       Total Assets                            $ 112,384   $ 71,263   $ 73,937
                                               ---------   --------   --------
                                               ---------   --------   --------

REVENUES BEFORE INTERSEGMENT ELIMINATION:
       Telephone                               $  42,912   $ 34,479   $ 32,929
       Billing and Data Services                  11,821     11,769     12,437
       Equipment Sales                            16,034     16,153     12,111
       Telecommunications Product Development      8,119      6,502      7,731
       Intersegment Elimination                   (2,424)    (2,341)    (2,361)
                                               ---------   --------   --------
       Total Revenues                          $  76,462   $ 66,562   $ 62,847
                                               ---------   --------   --------
                                               ---------   --------   --------

INTERSEGMENT REVENUES:
       Telephone                               $      77   $    145   $    329
       Billing and Data Services                   2,347      2,196      2,032
                                               ---------   --------   --------
       Total Intersegment Revenues             $   2,424   $  2,341   $  2,361
                                               ---------   --------   --------
                                               ---------   --------   --------

OPERATING INCOME:
       Telephone                               $  19,169   $ 16,044   $ 15,118
       Billing and Data Services                   1,795        658        721
       Equipment Sales                             1,485      1,410        112
       Telecommunications Product Development        640       (403)     1,129
       Corporate                                  (2,433)      (936)    (1,301)
                                               ---------   --------   --------
       Total Operating Income                  $  20,656   $ 16,773   $ 15,779
                                               ---------   --------   --------
                                               ---------   --------   --------

DEPRECIATION AND AMORTIZATION:
       Telephone                               $   6,718   $  4,571   $  4,621
       Billing and Data Services                     863      1,939      1,784
       Equipment Sales                               182        104        523
       Telecommunications Product Development        143        131        138
       Corporate                                      84        113        122
                                               ---------   --------   --------
       Total Depreciation and Amortization     $   7,990   $  6,858   $  7,188
                                               ---------   --------   --------
                                               ---------   --------   --------

CAPITAL EXPENDITURES:
       Telephone                               $  11,431   $  9,536   $  5,438
       Assets acquired from US West               12,499         --         --
       Billing and Data Services                     258         62        328
       Equipment Sales                               260        204        120
       Telecommunications Product Development        103         97        123
       Corporate                                      83        201         12
                                               ---------   --------   --------
       Total Capital Expenditures              $  24,634   $ 10,100   $  6,021
                                               ---------   --------   --------
                                               ---------   --------   --------

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

The components of Net Property, Plant and Equipment are summarized as follows:

(Dollars in Thousands)                                     1997           1996
                                                         --------        -------
Telephone Plant                                          $110,229        $78,132
Other Property and Equipment                               11,000          9,464
                                                         --------        -------
Total                                                     121,229         87,596
Less Accumulated Depreciation                              63,460         46,723
                                                         --------        -------
Net Property, Plant and Equipment                        $ 57,769        $40,873
                                                         --------        -------
                                                         --------        -------

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

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS

Other investments are carried at lower of cost or net realizable value.

INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following:

                (Dollars in Thousands)                    1997             1996
                                                         ------           ------
Finished Goods                                           $  264           $  211
Work in Process                                             210              156
Materials and Supplies                                    2,657            2,492
                                                         ------           ------
 Total                                                   $3,131           $2,859
                                                         ------           ------
                                                         ------           ------

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

                                               1997         1996         1995
                                             ---------    ---------    ---------
Weighted average shares outstanding          4,603,957    4,980,006    5,127,470
Stock options                                    1,322           --          544
Stock subscribed (ESPP)                            463          527          510
                                             ---------    ---------    ---------
Total dilutive shares outstanding            4,605,742    4,980,533    5,128,524
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------

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

On October 30, 1997, the Company acquired the assets of DataComm Products (DataComm). DataComm is a data networking business based in Brooklyn Park, Minnesota with a customer base spanning the Midwest. The operations of the acquisition are included in the Equipment Sales Segment. The purchase price of $2,573,000 is scheduled to be paid over three years with $1,600,000 paid in 1997. A final contingent payment is possible on November 1, 2000. The Company attributed $1,877,000 of the purchase price as costs in excess of net assets acquired. In the acquisition, there were no liabilities assumed or cash acquired. The amount of net operating income, income before income tax, and earnings per share associated with this acquisition are not material to the Company.

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

A long-term incentive award plan for officers provides for the granting of incentive stock options, non-qualified stock options and unrestricted stock awards. The plan includes stock performance awards based on Company growth in pre-tax net income. Stock performance awards distributed under the plan amounted to 3,155 and 3,152 in 1997 and 1996. Options may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. All shares available for grant in any year which are not granted under the plan shall be available for grant in subsequent years. There were 250,000 common shares reserved for this plan.

During 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company has elected not to recognize compensation cost related to stock options, but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following results would have occurred using the Black-Scholes option-pricing model with the listed assumptions:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         1997       1996         1995
                                       -------     -------      ------
Compensation Cost                         $114         $55         $37
Pro Forma Net Income                   $15,365     $10,364      $9,863
Pro Forma Basic EPS                      $3.34       $2.08       $1.92
Pro Forma Diluted EPS                    $3.34       $2.08       $1.92
Volatility                                13.4%       12.5%       12.5%
Dividend Yield                             4.2%        3.8%        3.8%
Risk-Free Interest Rates                   6.7%        6.8%        6.2%
Expected Life in Years                       7           7           7

A summary of the stock option activity of the plan is as follows:

                                                             Weighted Average
                                        Shares                 Exercise Price
                              -------------------------  ----------------------------
                               1997     1996     1995     1997      1996       1995
                              -------------------------  ----------------------------
Outstanding at beginning
  of year                     29,728   18,728   15,433   $ 30.57    $ 32.01   $ 32.21
Granted                       12,600   11,000    6,645    28.375      28.13     31.625
Forfeited                         --       --   (3,350)                         32.20
                              -------------------------
Outstanding at end
  of year                     42,328   29,728   18,728   $ 29.92    $ 30.57    $ 32.01
                              -------------------------
                              -------------------------

Exercisable at end of year    20,183   12,329    6,085   $ 31.34    $ 31.87    $ 31.72
Weighted average fair value
  of options granted during
  the year                    $ 9.04   $ 5.01   $ 5.51

Exercise prices for options outstanding as of December 31, 1997 ranged from $28.125 to $33.75. The weighted average remaining contractual life of those options is 7.8 years.

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT

Long-term debt consists of the following:

            (Dollars in Thousands)                    1997      1996
                                                     -------   -------
Senior Notes to Institutional Investors, 7.11%
   Due April 2012                                    $40,000   $    --
Notes Payable for DataComm Acquisition,
   5.69% Imputed Interest Due November 2000              912        --
Notes Payable to Rural Utilities Service, 2%
  Due November 2003                                      919       935
Notes Payable to Rural Telephone Bank, 4%
  Due April 2007                                         133       154
                                                     -------   -------
  Total                                               41,964     1,089
 Less Current Maturities                                 439       212
                                                     -------   -------
 Long-Term Debt                                      $41,525   $   887
                                                     -------   -------
                                                     -------   -------


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

Annual requirements for principal payments for the four years subsequent to 1998 are as follows: 1999 - $675,500; 2000 - $207,400; 2001 - $242,300 and 2002 -
$3,853,600.

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

                    HICKORY TECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The income tax provisions include the following components:

            (Dollars in Thousands)                                     1997         1996         1995
                                                                     --------     --------     --------
Current Income Taxes:
 Federal                                                             $  9,133     $  6,394     $  5,769
 State                                                                  2,377        1,811        1,633
Deferred Income Taxes:
 Federal                                                                 (348)        (976)        (446)
 State                                                                   (104)        (284)        (126)
Investment Tax Credit:
 Amortized                                                                (66)         (79)        (104)
                                                                     --------     --------     --------
Total Income Tax Expense                                             $ 10,992     $  6,866     $  6,726
                                                                     --------     --------     --------
                                                                     --------     --------     --------

Deferred tax liabilities and assets are comprised of the following:

                            (Dollars in Thousands)                    1997         1996
                                                                     --------     --------
Tax Liabilities Associated with:
 Depreciation and Fixed Assets                                       $  3,370     $  3,540
 Intangible Assets                                                        639          469
 Investments                                                              109          174
 Other                                                                     --           23
                                                                     --------     --------
  Gross Deferred Tax Liability                                          4,118        4,206
                                                                     --------     --------


Tax Assets Associated with:
 Deferred Benefit Plans                                                 1,455        1,085
 Receivables and Inventory                                                515          360
 Accrued Liabilities                                                      491          577
 Investments                                                              255          290
 Other                                                                     --           40
                                                                     --------     --------
  Gross Deferred Tax Assets                                             2,716        2,352
                                                                     --------     --------
Net Deferred Tax Liability                                              1,402        1,854
Net Current Deferred Tax Asset                                          1,006          914
                                                                     --------     --------
 Net Non-Current Deferred
  Tax Liability                                                      $  2,408     $  2,768
                                                                     --------     --------
                                                                     --------     --------

The differences which cause the effective tax rate to vary from the statutory federal income rates are as follows:

                                                                       1997         1996         1995
                                                                     --------     --------     --------
Statutory Tax Rate                                                       35.0%        35.0%        35.0%
Effect of:
 State Income Taxes Net of

  Federal Tax Benefit                                                     5.6          5.8          5.9
 Amortization of Investment
  Tax Credit                                                             (0.3)        (0.5)        (0.6)
 Other, Net                                                               1.2         (0.6)         0.2
                                                                     --------     --------     --------
Effective Tax Rate                                                       41.5%        39.7%        40.5%
                                                                     --------     --------     --------
                                                                     --------     --------     --------

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

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Not Audited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                 1997
                                 ------------------------------------------------------------------
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

                                                                 1996
                                 ------------------------------------------------------------------
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

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K for the year ended December 31, 1997, to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:   December 9, 1998               HICKORY TECH CORPORATION
        ------------------

                                  By:    /s/ Robert D. Alton, Jr.
                                        ---------------------------------
                                        Robert D. Alton, Jr.
                                        Chairman, President and
                                        Chief Executive Officer

                                        /s/ Robert K. Else
                                        ---------------------------------
                                        Robert K. Else, Director

                                        /s/ Starr J. Kirklin
                                        ---------------------------------
                                        Starr J. Kirklin, Director

                                        /s/ R. Wynn Kearney, Jr.
                                        ---------------------------------
                                        R. Wynn Kearney, Jr., Director

                                        /s/ Lyle T. Bosacker
                                        ---------------------------------
                                        Lyle T. Bosacker, Director

                                        /s/ David A Christensen
                                        ---------------------------------
                                        David A Christensen, Secretary,
                                        Vice President, Chief Financial Officer
                                        and Treasurer