Form 10-K
period 1998-12-31
HICKORY TECH CORP
filed 1999-03-31
CIK 766561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         COMMISSION FILE NUMBER: 0-13721

                            HICKORY TECH CORPORATION

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

                           COMMON STOCK, NO PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS
                         -------------------------------
                                 TITLE OF CLASS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X      No
                                                -----      -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $164,570,400.

The total number of shares outstanding of the Registrant's common stock as of March 5, 1999: 13,708,231.

Documents Incorporated by Reference: Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this Form 10-K. Hickory Tech Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 1999 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


       Item                                                                             Page
       ----                                                                             ----
                                      PART I

        1.     Business                                                                  I-1
        2.     Properties                                                                I-9
        3.     Legal Proceedings                                                         I-10
        4.     Submission of Matters to a Vote of Security Holders                       I-10



                                      PART II

        5.     Market for Company's Common Equity and Related Stockholder
               Matters                                                                   II-1
        6.     Selected Financial Data                                                   II-1
        7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 II-1
        7A.    Quantitative and Qualitative Disclosures About Market Risk                II-2
        8.     Financial Statements and Supplementary Data                               II-2
        9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                       II-2



                                       PART III

        10.    Directors and Executive Officers of the Company                           III-1
        11.    Executive Compensation                                                    III-1
        12.    Security Ownership of Certain Beneficial Owners and Management            III-1
        13.    Certain Relationships and Related Transactions                            III-1



                                        PART IV

        14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K           IV-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Hickory Tech Corporation (the Company) is a holding company with subsidiaries operating predominantly in the telecommunications industry. In the telecommunications industry, local exchange companies (LECs) generate the largest share of total revenues. The Company's core business is the operation of four LECs. This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with LECs. The Company also provides wireless telecommunications services to customers in and in the area surrounding its LEC service territory in Minnesota, provides data processing services to the telecommunications industry and installs and maintains telephone systems. In addition, the Company undertook business startup initiatives in long distance, internet access and competitive local exchange carrier (CLEC) businesses in 1998.

In a 1985 reorganization, the Company became a holding company for the Company's subsidiaries. The Company's predecessor as the parent holding company, Mankato Citizens Telephone Company, has been in business since 1898, and remains as one of the Company's subsidiaries. The Company has the nine operating subsidiaries listed below:

    -Mankato Citizens Telephone Company (MCTC), a Minnesota corporation; -Mid-Communications, Inc. (Mid-Comm), a Minnesota corporation; -Heartland Telecommunications Company of Iowa (Heartland), a Minnesota
     corporation;
    -Amana Colonies Telephone Company (ACTC), a Minnesota corporation; -Cable Network, Inc. (CNI), a Minnesota corporation;
    -Crystal Communications, Inc. (Crystal), a Minnesota corporation; -Minnesota Southern Wireless Company (MSWC), a Minnesota corporation; -National Independent Billing, Inc. (NIBI), a Minnesota corporation; and -Collins Communications Systems Co. (Collins), a Minnesota corporation.

The Company and its subsidiaries are engaged in businesses that provide services to their customers for a fee. These services are repetitive and recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction and maintenance of telephone fixed assets, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

The materials and supplies which are necessary for the operation of the businesses of the Company and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of the Company's LEC central office switches, and a majority of the Company's equipment sold in its Communications Products Segment, are the Nortel brand. Nortel is a leading supplier of telecommunications equipment, and the Company's dependence on this brand is not viewed as a significant risk.

As of December 31, 1998, the Company and its subsidiaries had 479 full-time equivalent employees.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and other documents filed by the Company under the federal securities laws, including Form 10-Q and Form 8-K, and future oral or written statements by the Company and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and should and variations of these words and similar expressions are intended to identify these forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements.

Uncertainties causing differing results from those expressed in the forward-looking statements include, but are not limited to, those uncertainties set forth below:

    -The effects of on-going deregulation in the telecommunications industry as a result of the Federal Telecommunications Act of 1996 (the "Telecommunications Act") (which allows competition among telephone companies for the rights to offer telephone service to customers in a franchised service area) and other similar federal and state legislation and regulations, including, without limitation, (i) greater than anticipated competition in the Company's predominately rural local exchange telephone markets, (ii) greater than anticipated reductions in revenues received from federal and state access charges for switching long distance traffic, (iii) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and access charge reforms, and (iv) future state regulatory actions taken in response to the Telecommunications Act.

    -The Company's ability to successfully introduce new products and services, including, without limitation, (i) the ability of Crystal (which started its CLEC business in January 1998) to provide competitive local service in new markets, (ii) the ability of NIBI (which is a billing and data services company) to implement, market, and sell their new WRITE2k billing system, (iii) the ability of MSWC (a cellular telephone company purchased in May 1998) to successfully implement, market, and sell its new digital wireless network products and service,
    (iv) the ability of the Company to offer bundled service packages on terms attractive to its customers, (v) the ability of the Company to expand successfully its long distance and Internet offerings to new markets and (vi) the ability of the Company to introduce and sell the equipment and systems of Nortel, Bay Networks and Cisco versus the competitive alternatives of other suppliers.

    -Possible changes in the demand for the Company's products and services, including, without limitation, lower than anticipated demand for,
    (i) premium telephone services, additional access lines per household or minutes of use volume associated with telephone service, (ii) wireless telephone service, installations and/or the traffic associated with service, (iii) data processing services or billing systems, and (iv) communication and data equipment.

    -The effects of greater than anticipated competition, including, without limitation, competition requiring new pricing or marketing strategies or new product offerings and the attendant risk that the Company will not be able to respond on a timely or profitable basis.

    -The risks inherent in rapid technological change, including, without limitation, the risk that technologies will not be developed by the Company on a timely or cost-effective basis or perform according to expectations.

    -Regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

    -The Company's ability to effectively manage its growth, including, without limitation, the Company's ability to (i) integrate the operations of Crystal and MSWC into the Company's operations, (ii) manage NIBI's development of and migration to WRITE2k as its new primary software platform, (iii) achieve projected economies of scale and cost savings,
    (iv) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses, and (v) implement necessary internal controls and retain and attract key personnel.

    -Any difficulties in the Company's ability to expand through additional acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

    -The lack of assurance that the Company can compete effectively against superior capitalized competitors, or competitors with a larger national or regional market niche.

    -The effects of more general factors, including, without limitation:

         -Changes in general industry and market conditions and growth rates. -Changes in interest rates or other general national, regional, or local economic conditions.
         -Changes in legislation, regulation or public policy, including changes in federal rural financing programs.
         -Unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments.
         -The continued availability of financing in amounts, terms and conditions necessary to support the Company's operations.
         -Changes in the Company's relationships with vendors.
         -Changes in the Company's debt ratios and the resultant effect on debt ratings.
         -Unfavorable outcomes of regulatory or legal proceedings.
         -Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

    For additional information, see the description of the Company's business included below. Due to the uncertainties listed above and the fact that these forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance, the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

ACQUISITIONS

On May 1, 1998, the Company completed a stock purchase of MSWC, a cellular phone company in southern Minnesota, from Frontier Corporation. The service area for MSWC is known as Minnesota's Rural Service Area (RSA) 10, and MSWC holds the "A-side" FCC license for seven counties in south central Minnesota. The population of the service area is 230,000, and it overlaps the telephone wireline service area of the Company's Minnesota LEC service territory.

In December 1998, the Company announced that it had entered into a purchase agreement to acquire an additional cellular phone business in a part of the metropolitan Minneapolis/St. Paul area with a service area population of 200,000. The Company is awaiting approval from the Federal Communications Commission, and anticipates completing the purchase in the second quarter of 1999.

DISPOSITIONS

On September 30, 1998, the Company sold 100% of its ownership in Digital Techniques, Inc. of Allen, Texas to a DTI employee group and Troy Holding International.

START-UP BUSINESS

In January 1998, the Company established Crystal Communications, Inc. as a startup company and initiated long distance and internet services. Crystal offers telephone service as a CLEC.

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about the industry segments is included on pages 20 to 43 of the annual report to shareholders, which part of the annual report is incorporated by reference.

INDUSTRY SEGMENTS

The Company's operations are conducted in the following four segments:

Telephone Segment

MCTC, Mid-Comm, Heartland, ACTC and CNI provide telephone-related services and are combined into the Company's Telephone Segment. None of the companies in the Telephone Segment experienced major changes in scope or direction of their operations during the past year. MCTC owns and operates an independent telephone system serving the cities of Mankato and North Mankato and adjacent rural areas in Blue Earth and Nicollet Counties in south central Minnesota, approximately 75 miles south of Minneapolis/St. Paul. Mid-Comm provides telephone services to the communities of Amboy, Cambria, Eagle Lake, Garden City, Good Thunder, Judson, Lake Crystal, Madison Lake, Mapleton, Pemberton, St. Clair and Vernon Center and to the surrounding rural areas located primarily in Nicollet and Blue Earth Counties in south central Minnesota. The Mid-Comm service territory is adjacent to and surrounds the MCTC service territory. Heartland provides service to the northwest Iowa communities of Akron, Bancroft, Boyden, Doon, Hawarden, Hull, Ireton, Lakota, Rock Rapids, Rock Valley and Sibley. ACTC provides telephone services to the Amana Colonies in east central Iowa. CNI owns and operates fiber optic cable facilities in southern Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies, primarily to MCTC and Mid-Comm. CNI also holds a minority ownership interest in a rural cellular limited liability company that operates in southern Minnesota.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area and from the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and from providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies are provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by the same work force. Heartland and ACTC derive their principal revenues and income from local services charged to subscribers in their respective service areas in Iowa and from providing interexchange access for their subscribers. Interexchange telephone access is provided by all four of the Company's telephone subsidiaries by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to Indeterminate Permits issued by the Minnesota Public Utilities Commission. Heartland and ACTC are also public utilities, which operate pursuant to Certificates of Public Convenience and Necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm, Heartland and ACTC. None of CNI's operations are subject to regulation by the Minnesota Public Utilities Commission. Due to the size of the Company's operations in Minnesota and in Iowa, these state agencies do not regulate the rate of return or profits of the Company's telephone operations. Local service rates are filed as tariffs with the applicable state regulatory authority. At the present time, Iowa's level of regulation of local service rates is less restrictive than Minnesota's. Regardless of whether a particular rate is subject to regulatory review, the Company's ability to change rates will be determined by various factors, including economic and competitive circumstances. Due to the rural nature of the Company's service territory and the relatively small size of the Company's service territory in each state, management does not expect state or federal regulation to materially impact the Company's operations in the near future. The Company's telephone subsidiaries are exempt from certain obligations of the Telecommunications Act, unless, in response to a bona fide request, a state regulatory commission removes the exemption.

As local exchange telephone companies, MCTC, Mid-Comm, Heartland and ACTC provide end office switching and ancillary services to long distance interexchange carriers, such as AT&T, US West, MCI and Sprint. These relationships allow the Company's telephone subscribers to place long distance telephone calls. By paying long distance access charges for all of the individual customers who use their service, the long distance interexchange carriers are large customers of the Company, but individually none of them represent more than ten percent of the Company's consolidated revenues.

Competitors of the Company now offer private line switched voice and data services in or adjacent to the territories served by the Company, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Company's long-term ability to provide local exchange service at economical rates.

In order to meet this competition, the Company has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of the Company's switches, remote switching technology to within 12,000 feet of every customer in the local network, installation of over 450 miles of fiber optic cable and installation of SS7 (an out-of-band system) for all of its access lines. The Company has also protected its interexchange network with fiber-ring (redundant route designs which allow traffic to re-route if trouble appears in the line), which allows the Company to provide a very reliable level of service to its customers.

Competition exists for some of the services provided to interexchange carriers, such as customer billing services, operator services, and network switching. This competition comes primarily from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers. Other services, such as directory advertising, local private line transport and cellular communications, are open to competition. Competition is based primarily on service and experience.

Competition is less likely to be a factor in rural areas because population densities are much lower and rural LECs, such as the ones operated by the Company, are advanced in terms of technology. The Company has already begun to respond to competitive changes with active programs to market products and to engineer its infrastructure.


Communications Services Segment

MSWC owns and operates a cellular phone business for Minnesota's Rural Service Area (RSA) 10, under the business name of Cellular One. This business, acquired on May 1, 1998, holds the "A-side" FCC license for seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of the Company's Minnesota telephone service area. Crystal began operations in January 1998 as a new startup business. Crystal markets resale long distance service to the Company's Telephone Segment's southern Minnesota and northwestern Iowa subscribers. In addition, Crystal offers an alternative choice for local telecommunications service to customers in towns in southern Minnesota and Iowa not currently in the Company's Telephone Segment's service area. This alternative service is currently being offered by Crystal to customers in Nicollet, Janesville and New Richland, Minnesota. Additional opportunities are being pursued in communities in Minnesota and Iowa.

MSWC derives its principal revenues and income from providing cellular telephone service to the seven counties in south central Minnesota. Revenues and income for Crystal are derived from local service charges in its area of operation, providing long distance and telecommunication services for its subscribers and providing interexchange access for their subscribers.

The telephone companies in the Communications Services Segment are not subject to regulation by the public utilities commissions in the states it serves regarding rates and service quality. The CLEC activities of Crystal do require it to file for authority to operate in each state it enters.

The businesses of the Company's Communications Services Segment are not dependent upon any single customer or small group of customers. These service activities are more of a commodity relationship and tend to provide more customers with smaller individual transactions than the Company's LEC business. There is no one customer that accounts for ten percent or more of the Company's consolidated revenue.

The passage of the Telecommunications Act created the opportunity for the Company to offer communications service in territories served by other telephone companies. In 1998, Crystal began offering local dial tone, long distance and local call internet access services to select markets as a CLEC business. Crystal competes directly against existing LECs in the areas in which Crystal operates. Crystal will continue to offer services to other markets and will require additional investment of assets to be competitive in those markets. MSWC competes against one local cellular company and multiple non-local cellular companies offering service in its area. In December 1998, MSWC announced that it had entered into a purchase agreement to acquire a cellular phone business in a part of the metropolitan Minneapolis/St. Paul with a service area population of 200,000 in the second quarter of 1999. MSWC will require additional investment of assets to build the infrastructure to provide service to this service area.


Billing/Data Services Segment

Through NIBI, the Company's Billing/Data Services Segment provides data processing and related services, principally for the Company, other local exchange telephone companies, CLECs, interexchange network carriers, municipalities and utilities. The computer operations of NIBI are considered a separate segment of business in the Company's consolidated financial statements. NIBI's principal activity is the provision of monthly batch processing of computerized data. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and general accounting and payroll services. NIBI also provides certain billing clearinghouse functions for interexchange carriers. NIBI obtains specialty programming contracts with these carriers due to its expertise in the telecommunications field. The provision of programming and consulting services in connection with telecommunications data processing has become a primary source of revenue for NIBI. Services for municipal customers consist of preparation of utility bills, payroll and fund accounting, as well as a full array of turnkey management systems. NIBI generates revenues from the initial sale of software products as well as related support and contract programming services.

There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. There are some companies of much larger size that dominate certain aspects of this field. Local telephone service companies are entering this business as CLECs require facilities for rating, billing and other related services. NIBI is in a position to provide these services for the CLECs.

In September 1997, NIBI signed a joint software development agreement with Sepro Telecom Int. Ltd. of Dublin, Ireland to co-develop a new billing product called WRITE2k. Its first application will be in the wireless telecommunications market. The Company considers the wireless market, whether it is cellular, personal communications services (PCS) or paging, an important component in the future of telecommunications. WRITE2k, scheduled for release in 1999, should enable NIBI to become a full-service billing provider for all aspects of the telecommunications industry.

NIBI is currently developing services to become more attractive to new entrants in the telecommunications markets. Entities such as wireless communications companies, CLECs, electric utilities and cable providers are moving toward convergent billing operations but do not have in-house facilities and operations to accommodate these requirements. Convergent billing entails the billing and marketing of multiple elements, and the ability to bundle, discount and tally the charges for the services of these similar but unrelated businesses. NIBI is well positioned in this market because of its technical expertise in communications, its proprietary software, its experience and existing customer base of LECs, municipal power companies, long distance companies, CLECs and its ability to tailor products to an end-user.


Communications Products Segment

Through Collins, the Communications Products Segment activities are centered on the sale, installation and service of business telephone systems and data communications equipment in metropolitan Minneapolis/St. Paul, Minnesota. The customers in the Communications Products Segment's market are the individual business end users of telecommunications service with ongoing service needs. Products consist of telecommunication platforms such as Nortel and Octel on the voice side of Collin's business, and Cisco and Bay (Nortel) equipment on the data side of its business. Collins specializes in the quality custom installation and maintenance of wide area networking, local networking and transport solutions in telecommunications for end user customers.

Revenues are primarily earned by the sales, installation and service of business telephone systems. Collins continues its commitment to service and support of its core product, Nortel, while identifying new opportunities such as call centers, Meridian Link, computer telephone integration voice mail and interactive voice response systems.

The Company's Communications Products Segment is not dependent upon any single customer or small group of customers. Its activities are more of a commodity business and no one customer accounts for ten percent or more of the Company's consolidated revenues in the Communications Products Segment.

There are several companies competing in the communications products market in which Collins operates. Competition is based primarily on price and service. No one company is dominant in this field. Collins offers customer premises telephone equipment through well-trained and experienced market representatives with long-term customer relationships. It also enjoys a very strong reputation for quality service. Collins has built a strong base of customers, and most of its recurring revenues are attributable to this base.

OTHER REGULATION

There are no material portions of the businesses of the Company or its subsidiaries that may be terminated or adversely affected by government regulations.

The Company and its subsidiaries do not anticipate any material effects on their capital expenditures, earnings or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

Since the mid-1980's, the Company's business strategy has been to position itself as a "one-stop" telecommunications services provider. Long-term business relationships with its customers have strengthened the Company's business position. The Company believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs.

The Company has several competitive advantages: its prices and costs are low; its service reputation is high; its investment in technology has been strong and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to the Company that competition in this industry is open on an equal basis to all providers. The Company has chosen to participate in the competitive trend by establishing its Communications Services Segment, particularly Crystal.


ITEM 2.  PROPERTIES.

The Company's business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment. At December 31, 1998, the Company's gross book value of $133,079,000 consisted primarily of telephone plant and equipment. The Company owns or leases the telephone property, plant and equipment which it utilizes to operate its telephone systems. The four telephone subsidiaries of the Company in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. It is the opinion of the Company's management that the properties of the Company are suitable and adequate to provide modern and effective telecommunications services within its service areas, including both local and long distance service. The capacity for furnishing these services both currently and in the future are under ongoing review by the Company's engineering staff. Facilities are placed in full use after installation and appropriate testing according to two, three and five year construction plans.

The Company's principal properties are the following:

         (1) MCTC's general offices and principal central office exchange building are located in downtown Mankato, Minnesota. This facility is a three-level brick and stone building containing approximately 60,000 square feet of floor space. Portions of this building are leased to the Company for its general offices and to NIBI for its data processing equipment.

         (2) MCTC's main warehouse is located in Mankato, Minnesota. The warehouse, built in 1996, is a one-story concrete building containing approximately 48,000 square feet. The warehouse is used to store vehicles and supplies and is also used as office space for engineering and outside telephone personnel.

         (3) Heartland's main central office equipment is located in a one-story brick structure in Rock Rapids, Iowa.

         (4) ACTC leases general office and telephone central office equipment space in Homestead, Iowa.

         (5) NIBI owns a three-story building in Mankato, Minnesota. The building contains 17,000 square feet. NIBI also owns a mainframe computer and related peripheral equipment that it uses to provide data processing services for the Company and other customers. NIBI also leases an operations office in Minneapolis, Minnesota.

         (6) The Company leases building and warehouse space for Collins in Roseville and Brooklyn Park, Minnesota.

         (7) The Company leases office space for MSWC and Crystal in Mankato, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company or one of its subsidiaries is involved in litigation incidental to its business, including administrative hearings of state public utility commissions, actions relating to employee claims and miscellaneous other lawsuits. Based on the information currently available, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on their financial positions, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 1998 Annual Report on Form 10-K.

                                   PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company has traded on the NASDAQ National Market Trading System under the symbol HTCO since March 1995. Previously, it was traded on the over-the-counter market.


            Quarterly market price information in 1998 was as follows:

            Quarter       High          Low           End of Qtr.
            -------       ----          ---           -----------
            4th           $13.0000      $11.0000      $12.6250
            3rd           $15.5625      $10.6250      $12.3750
            2nd           $14.6875      $12.2500      $13.4375
            1st           $12.8125      $11.6875      $12.3750

            Quarterly market price information in 1997 was as follows:

            Quarter       High          Low           End of Qtr.
            -------       ----          ---           -----------
            4th           $11.9375      $10.9375      $11.6875
            3rd           $10.9375      $9.0625       $10.6875
            2nd           $10.0000      $8.9375       $9.2500
            1st           $10.1875      $9.0000       $9.4375

The amounts shown above have been restated for the three-for-one stock split which occurred in August 1998. The total number of registered shareholders with a security position in the Company as of March 5, 1999, was approximately 2,500.

The Company declared dividends for the two years ended December 31, 1998 as follows:

            Quarter        1998          1997
            -------        ----          ----
            First          $ .11         $ .10
            Second         $ .11         $ .10
            Third          $ .11         $ .10
            Fourth         $ .11         $ .10

On February 10, 1999, the Board of Directors of the Company announced a quarterly cash dividend of $ .11 per share of common stock. The dividend was payable on March 5, 1999, to stockholders of record at the close of business on February 15, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Financial Data is included on page 43 of the annual report to shareholders, which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 21 to 28 of the annual report to shareholders, which is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data is included on pages 29 to 42 of the annual report to shareholders, which is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There has been no disagreement with the accountants regarding accounting or financial disclosures within the 24 month period ending December 31, 1998.

On March 11, 1998, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The Form 8-K reported that on March 5, 1998, the Company had notified Olsen, Thielen & Co., Ltd. of their dismissal as the Company's certifying independent accountants effective April 13, 1998. There were no disagreements with the accountants or reportable events (as described in Regulation S-K
Item 304 (a)(1)(v)). The Company had provided a copy of the Form 8-K to Olsen, Thielen & Co., Ltd. and this firm furnished a letter addressed to the Securities and Exchange Commission stating their agreement with the statements concerning their firm in the Form 8-K.

On April 14, 1998, the Company filed another Current Report on Form 8-K. This Current Report on Form 8-K reported that on April 13, 1998, the shareholders of the Company confirmed the Board of Directors' selection of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's auditors for 1998.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information as to Directors and Executive Officers of the Company is included on pages 3 and 5 of the Proxy Statement, which is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information as to Executive Compensation is included on pages 6 to 10 of the Proxy Statement, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

On March 5, 1999, no person is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

SECURITY OWNERSHIP OF MANAGEMENT

The information as to Security Ownership of Management is included on page 4 of the Proxy Statement, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No reportable transactions occurred in 1998 involving directors, management or shareholders.


                                    III-1

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements

         The following documents are filed as part of this report:

                                                                       Page(s)
                                                                   in 1998 Annual
                                                               Report to Shareholders
                                                               ----------------------
         Financial Section Index                                         20
         Management's Discussion and Analysis                           21-28
         Report of Management and Report of
           Independent Accountants                                       29
         Consolidated Statements of Income
           Years Ended December 31, 1998, 1997, and 1996                 30
         Consolidated Balance Sheets
           December 31, 1998 and 1997                                    31
         Consolidated Statements of Cash Flows
           Years Ended December 31, 1998, 1997, and 1996                 32
         Consolidated Statements of Shareholders' Equity
           Years Ended December 31, 1998, 1997, and 1996                 33
         Business Segment Data                                           34
         Notes to Consolidated Financial Statements                     35-42
         Selected Financial and Operating Data                           43

     2.  Financial Statement Schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit 13(a) contains certain financial and other financial sections (pages 20 - 43) of the Annual Report to Shareholders for the year ended December 31, 1998.

         Exhibit 13(b) contains the Report of Independent Accountants for the years ended December 31, 1997 and 1996.

         Exhibit 21 contains a listing of the Subsidiaries of the Company.

         Exhibits 23(a) and 23(b) contain the Consent of Independent Accountants regarding the Registration Statement of Hickory Tech Corporation on Form S-8.

         Exhibit 27 contains the financial data schedules.

         Other exhibits incorporated by reference are listed on the exhibit index on pages IV-4 and IV-5.

(b)  1.  REPORTS ON FORM 8-K

         On March 3, 1999, the Company filed a Current Report on Form 8-K. The Form 8-K reported that on February 25, 1999, the Board of Directors of the Company adopted a Shareholders Rights Plan. This plan gives each shareholder the right to purchase shares of a newly authorized series of preferred stock in the event that a tender offer for the Company is announced, or an acquirer purchases at least 15 percent of the Company's common stock.

         On January 22, 1999, the Company filed a Current Report on Form 8-K. The Form 8-K reported that on January 21, 1999, the Company issued a press release announcing earnings for the fourth quarter of 1998.

         On December 28, 1998, the Company filed a Current Report on Form 8-K. The Form 8-K reported that on December 22, 1998, the Company issued a press release announcing the signing of a definitive agreement to purchase a cellular property from McElroy Electronics Corporation. Under the agreement, the Company will acquire the assets and license of this cellular property in a cash transaction. The cellular property is a portion of the Minneapolis/St. Paul metropolitan service area (MSA) and consists generally of a ring around the metropolitan Twin Cities area. The cellular property consists of six counties in Minnesota and one county in Wisconsin. It covers a population of approximately 200,000 people. The transaction is expected to close by the second quarter of 1999 once the Federal Communications Commission approval has been received.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:  March 26, 1999                      HICKORY TECH CORPORATION
      ------------------
                                       By:  /s/ David A Christensen
                                            ----------------------------------
                                            David A Christensen, Secretary,
                                            Vice President, Chief Financial
                                            Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:  /s/  Robert D. Alton, Jr.                          March 31, 1999
              ------------------------------
              Robert D. Alton, Jr.
              Chairman, President and Chief Executive Officer
              (principal executive officer)


              /s/  Lyle T. Bosacker                              March 31, 1999
              ------------------------------
              Lyle T. Bosacker, Director


              /s/ Robert K. Else                                 March 31, 1999
              ------------------------------
              Robert K. Else, Director


              /s/ James H. Holdrege                              March 31, 1999
              ------------------------------
              James H. Holdrege, Director


              /s/  R. Wynn Kearney, Jr.                          March 31, 1999
              ------------------------------
              R. Wynn Kearney, Jr., Director


              /s/ David A Christensen                            March 31, 1999
              ------------------------------
              David A Christensen, Secretary,
              Vice President, Chief Financial Officer and Treasurer
              (principal financial officer and principal accounting officer)

                 HICKORY TECH CORPORATION AND SUBSIDIARIES

                               EXHIBIT INDEX TO
               FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  Filed in             Filed in
Regulation S-K                                                   Securities            Exchange
  Reference           Title of Document                           Act Form             Act Form
--------------      ---------------------                       --------------         --------
  3(a)              Articles of Incorporation                   S-8 dated
                                                                June 22, 1993

  3(b)              By-Laws                                     S-8 dated
                                                                June 22, 1993

  4                 Shareholder Rights Agreement                                        Form 8-A dated
                                                                                        March 9, 1999

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

 10(i)              Company's Retirement                        S-8 dated
                    Savings Plan and Trust                      June 22, 1993

 10(j)              Employee Stock Purchase Plan                S-8 dated
                                                                June 22, 1993

 10(k)              Company's 1993 Stock Award                                          Form 10-K dated
                    Plan                                                                March 26, 1997

 10(l)              Company's Stock Plan for                    S-8 dated
                    Directors                                   June 22, 1993

 10(m)              Company's Directors'                        S-8 dated
                    Stock Option Plan                           December 28, 1998

 13(a)              Section (pages 20 - 43)                                Filed herewith
                    of the Annual Report to Shareholders                   at page IV-6

 13(b)              Report of Former Independent                           Filed herewith
                    Accountants                                            at page IV-30

HICKORY TECH CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX TO
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  Filed in             Filed in
Regulation S-K                                                   Securities            Exchange
  Reference           Title of Document                           Act Form             Act Form
--------------      ---------------------                       --------------         --------
 21                 Subsidiaries of the Company                            Filed herewith
                                                                           at page IV-31

 23(a)              Consent of Independent                                 Filed herewith
                    Accountants                                            at page IV-32

 23(b)              Consent of Former Independent                          Filed herewith
                    Accountants                                            at page IV-33

 27                 Financial Data Schedule                                Filed herewith
                                                                           at page IV-34