Form 10-Q
period 1999-03-31
HICKORY TECH CORP
filed 1999-05-07
CIK 766561

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

     ___________________ TO ___________________

Commission file number 0-13721

                            HICKORY TECH CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                            41-1524393
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

            221 East Hickory Street
              Mankato, Minnesota                        56002-3248
   (Address of principal executive offices)             (Zip Code)

                                 (800) 326-5789
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,740,547 shares of no par common stock as of March 31, 1999.

                             HICKORY TECH CORPORATION
                                 March 31, 1999

                           PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

Dollars in Thousands Except Per Share Amounts                  For Three Months Ended
                                                             --------------------------
                                                               3/31/99        3/31/98
                                                             ----------      ----------
OPERATING REVENUES
   Local Exchange Telephone                                  $   12,069      $   11,670
   Communications Services                                        3,382             175
   Billing/Data Services                                          1,128           2,158
   Communications Products                                        5,580           6,675
                                                             ----------      ----------
   TOTAL OPERATING REVENUES                                      22,159          20,678

COSTS AND EXPENSES
   Cost of Sales                                                  5,105           5,137
   Operating Expenses                                             9,160           7,869
   Depreciation                                                   2,140           1,858
   Amortization of Intangibles                                      486             202
                                                             ----------      ----------
   TOTAL COSTS AND EXPENSES                                      16,891          15,066
                                                             ----------      ----------
OPERATING INCOME                                                  5,268           5,612
OTHER INCOME                                                        599             347
INTEREST EXPENSE                                                 (1,202)           (772)
                                                             ----------      ----------
INCOME BEFORE INCOME TAXES                                        4,665           5,187
INCOME TAXES                                                      1,866           2,145
                                                             ----------      ----------
NET INCOME                                                   $    2,799      $    3,042
                                                             ----------      ----------
                                                             ----------      ----------

---------------------------------------------------------------------------------------
Basic Earnings Per Share                                     $     0.20      $     0.22
                                                             ----------      ----------
Dividends Per Share                                          $     0.11      $     0.11
                                                             ----------      ----------
Weighted Average Common Shares Outstanding                   13,704,606      13,615,758
                                                             ----------      ----------

---------------------------------------------------------------------------------------
Diluted Earnings Per Share                                   $     0.20      $     0.22
                                                             ----------      ----------
Weighted Average Common and Equiv. Shares Outstanding        13,743,848      13,655,907
                                                             ----------      ----------

The accompanying notes are an integral part of the consolidated financial statements.

                             HICKORY TECH CORPORATION
                                 March 31, 1999

                            CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

Dollars in Thousands                                               3/31/99       3/31/98
                                                                   --------      --------
                                     ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                       $  2,610      $  1,133
   Receivables, Net of Allowance for Doubtful Accounts               13,725        18,345
      of $621 and $618
   Taxes Receivable                                                    -              310
   Inventories                                                        2,606         2,302
   Deferred Tax Benefit and Other                                     2,004         2,094
                                                                   --------      --------
   TOTAL CURRENT ASSETS                                              20,945        24,184

INVESTMENTS                                                           4,326         4,007

PROPERTY, PLANT & EQUIPMENT
   Telecommunications Plant                                         116,496       115,352
   Other Property and Equipment                                      19,095        17,727
                                                                   --------      --------
   TOTAL                                                            135,591       133,079
   Less Accumulated Depreciation                                     70,673        68,615
                                                                   --------      --------
   PROPERTY, PLANT & EQUIPMENT, NET                                  64,918        64,464

OTHER ASSETS
   Intangible Assets                                                 64,907        65,337
   Deposit on Pending Acquisition                                     2,845         2,812
   Miscellaneous                                                        632           625
                                                                   --------      --------
   TOTAL OTHER ASSETS                                                68,384        68,774
TOTAL ASSETS                                                       $158,573      $161,429
                                                                   --------      --------
                                                                   --------      --------
                      LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                $  6,548      $ 10,506
   Accrued Taxes                                                      1,091          -
   Accrued Interest                                                   1,694           970
   Advanced Billings and Deposits                                     2,830         3,047
   Current Maturities of Long-Term Debt                                 682           680
                                                                   --------      --------
   TOTAL CURRENT LIABILITIES                                         12,845        15,203

LONG-TERM DEBT, Net of Current Maturities                            73,309        75,362

DEFERRED CREDITS
   Income Taxes                                                       3,985         3,985
   Compensation, Benefits and Other                                   2,493         3,250
                                                                   --------      --------
   TOTAL DEFERRED CREDITS                                             6,478         7,235

SHAREHOLDERS' EQUITY:
   Common Stock, no par value, $.10 stated value
      Shares authorized: 25,000,000
      Shares outstanding: 1999, 13,740,547; 1998, 13,662,216          1,374         1,366
   Additional Paid-In Capital                                         3,018         2,005
   Retained Earnings                                                 61,549        60,258
                                                                   --------      --------
   TOTAL SHAREHOLDERS' EQUITY                                        65,941        63,629
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $158,573      $161,429
                                                                   --------      --------
                                                                   --------      --------

The accompanying notes are an integral part of the consolidated financial statements.

                             HICKORY TECH CORPORATION
                                 March 31, 1999

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

Dollars in Thousands                                           For Three Months Ended
                                                               ----------------------
                                                               3/31/99        3/31/98
                                                               -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                  $ 2,799        $ 3,042
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Depreciation and Amortization                              2,651          2,060
      Equity in Net Income of Investees                           (385)          (254)
      Gain Resulting from Sale of Assets                           -              (12)
   Changes in Operating Assets and Liabilities:
      Receivables                                                4,910         (1,728)
      Inventories                                                 (304)           (16)
      Accounts Payable and Accrued Liabilities                  (1,958)         1,372
      Advance Billings & Deposits                                 (217)           808
      Deferred Income Taxes                                        -             (242)
      Other                                                        150           (111)
                                                               -------        -------
   Net Cash Provided by Operating Activities                     7,646          4,919
                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment                     (2,642)        (1,087)
   Increase in Investments                                         (38)           (43)
   Distributions from Investees                                    103            183
   Proceeds from Sale of Assets                                     23             13
   Other                                                           (56)           (72)
                                                               -------        -------
   Net Cash Used In Investing Activities                        (2,610)        (1,006)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Debt                                              (51)           -
   Borrowings on Line of Credit                                  2,000            -
   Repayments on Line of Credit                                 (4,000)           -
   Dividends Paid                                               (1,508)        (1,499)
                                                               -------        -------
   Net Cash Provided by Financing Activities                    (3,559)        (1,499)
                                                               -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,477          2,414

CASH AND CASH EQUIVALENTS At Beginning of Period                 1,133          1,219
                                                               -------        -------
CASH AND CASH EQUIVALENTS At End of Period                     $ 2,610        $ 3,633
                                                               -------        -------
                                                               -------        -------

The accompanying notes are an integral part of the consolidated financial statements.

                            HICKORY TECH CORPORATION
                                 MARCH 31, 1999

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

         The accounting policies of the Company are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The preceding interim results are not necessarily indicative of results for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Form 10-K.

NOTE 1.  BASIS OF CONSOLIDATION

         The Company is a communications holding company headquartered in Mankato, Minnesota. The consolidated financial statements of the Company include Hickory Tech Corporation and its subsidiaries. The subsidiaries and operations of Hickory Tech Corporation are grouped into four business sectors. All intercompany transactions have been eliminated from the consolidated financial statements. Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

         The Company's operations are conducted in the following four sectors:

LOCAL EXCHANGE TELEPHONE SECTOR

         The Company's Local Exchange Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. MANKATO CITIZENS TELEPHONE COMPANY (MCTC), MID-COMMUNICATIONS, INC. (Mid-Com), AMANA COLONIES TELEPHONE COMPANY and HEARTLAND TELECOMMUNICATIONS COMPANY OF IOWA are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange companies, primarily MCTC and Mid-Com. It also holds a minority ownership interest in a rural cellular limited liability company that operates in southern Minnesota.

COMMUNICATIONS SERVICES SECTOR

         MINNESOTA SOUTHERN WIRELESS COMPANY (MSWC) owns and operates a cellular phone business for Minnesota's Rural Service Area (RSA) 10, under the business name of CellularOne. This business, acquired on May 1, 1998, holds 100% of the "A-side" FCC license for seven counties in south central Minnesota. The service area overlaps and is larger than the Company's Minnesota telephone line service area. CRYSTAL COMMUNICATIONS, INC. (Crystal) markets resale long distance service to the Company's Local Exchange Telephone Sector's southern Minnesota and northwestern Iowa subscribers. In addition, Crystal offers an alternative choice for local telecommunications service to customers in towns in southern Minnesota and Iowa not currently in the Company's Local Exchange Telephone Sector's service area. This alternative service, known as CLEC operations (Competitive Local Exchange Carrier) in the telecommunications industry, is currently being offered by Crystal to customers in several southern Minnesota communities.

BILLING/DATA SERVICES SECTOR

         Through NATIONAL INDEPENDENT BILLING, INC. (NIBI), the Company's Billing/Data Services Sector provides data processing and related services, principally for the Company, other local exchange telephone companies, CLEC's, interexchange network carriers, municipalities and utilities. NIBI's principal activity is the provision of monthly batch processing of computerized data. NIBI is currently developing a software platform for future sales on a turnkey or a service bureau basis.

COMMUNICATIONS PRODUCTS SECTOR

         Through COLLINS COMMUNICATIONS SYSTEMS COMPANY (Collins), the Company's Communications Products Sector sells, installs and services business telephone systems and data communications equipment in metropolitan Minneapolis/St. Paul, Minnesota.

NOTE 2.  EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the quarter increased by potentially dilutive shares. Potentially dilutive shares include stock options, stock acquired under the employee stock purchase plan (ESPP) and the accrued shares under incentive stock awards.

                                                    For Quarter Ended
                                               ------------------------------
                                                3/31/99             3/31/98
                                               ----------          ----------
Weighted average shares outstanding            13,704,606          13,615,758
Stock options                                      20,807               8,889
Stock subscribed (ESPP)                            13,349              11,305
Accrued Incentive Stock                             5,086              19,955
                                               ----------          ----------
Total dilutive shares outstanding              13,743,848          13,655,907
                                               ----------          ----------
                                               ----------          ----------

         Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 1999 and 1998. The 1998 shares were restated for a three-for-one stock split effective August 17, 1998:

Shares Outstanding on Record Date            1999            1998
---------------------------------         ----------      ----------
First Quarter (Feb. 15)                   13,708,231      13,628,016

NOTE 3.  DEBT

         The Company has entered into a commitment for a new unsecured revolving credit facility with a syndicate of banks for $90,000,000. This new credit facility will replace the existing $45,000,000 credit facility from the same syndicate of banks. The increase of funds available will be used for the $37,500,000 pending cellular acquisition in the Minneapolis/St. Paul, Minnesota area. The Company expects to close on the new credit facility and cellular acquisition in the second quarter of 1999. The new credit facility has no mandatory principal repayment terms and will have a termination date of five years after the closing date. The interest rate on the new credit facility varies with LIBOR and will be approximately 50 basis points above the current credit facility. The weighted average interest rate of the current credit facility was 5.98% on March 31, 1999.

NOTE 4.  COMMON STOCK

         The Company's common stock has no par value. There are 25,000,000 shares authorized with a stated value of $0.10 per share. There were 13,740,547 shares outstanding on March 31, 1999, and 13,628,820 shares outstanding on March 31, 1998, after restating for a three-for-one stock split on August 17, 1998.

         In February 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan wherein shareholders of the Company received rights to purchase the Company's common stock at a discount in the event of an acquisition of 15% or more of the Company's outstanding common stock by any person or group in a transaction not approved by the Board. The rights expire in March 2009.

NOTE 5.   ACQUISITIONS AND DISPOSITIONS

         On May 1, 1998, the Company completed a stock purchase transaction in which it acquired a cellular property from Frontier Corporation in southern Minnesota. The cellular property, known in the industry as Minnesota's Rural Service Area (RSA) 10, is the "A-side" FCC license encompassing seven counties of south central Minnesota. The population of the service area is 230,000, and this service area overlaps the telephone line service area of the Company's Minnesota telephone property. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $40,300,000. The Company attributed $34,100,000 of the purchase price as cost in excess of net assets acquired. The Company financed $38,000,000 of the acquisition from a new revolving credit facility and paid the remainder in cash generated from internal operations. The operations of the acquisition are included in the Communications Services Sector.

         On September 30, 1998, the Company sold 100% of its ownership in Digital Techniques, Inc. (DTI), of Allen, Texas to a DTI employee group and Troy Holding International, a computer telephony product firm with operations in Toronto, Detroit and the United Kingdom. The Company recorded a pre-tax gain on the sale of the stock of $320,000 from the sale price of $4,250,000. The operations of DTI were previously included in the Company's Communications Products Sector.

         In December 1998, the Company announced that it had entered into a purchase agreement to acquire a cellular property in the Minneapolis/St. Paul, Minnesota area in a cash transaction. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties (Chisago, Wright, Carver, Scott and Dakota) and in one Wisconsin county (St. Croix). The population of the serving area is 200,000. The Company anticipates completing the purchase by the close of the second quarter of 1999. On December 22, 1998, the Company paid $2,812,000 into an escrow account as part of the acquisition price for the cellular property. This escrow payment is included in Deposit on Pending Acquisition on the Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OPERATING REVENUES

         Operating Revenues were 7.2% higher for the quarter ended March 31, 1999, than for the quarter ended March 31, 1998, as illustrated in the following table. The revenue increase was primarily due to the growth in the Local Exchange Telephone Sector and the May 1998 cellular property acquisition as well as the continued growth of the CLEC business in the Communications Services Sector.

BUSINESS SECTOR OPERATING REVENUES
(thousands)

                                                  For Quarter Ended
                                              3/31/1999      3/31/1998
                                              ---------      ---------
OPERATING REVENUES:
Local Exchange Telephone                       $12,069        $11,670
Communication Services                           3,382            175
Billing / Data Services                          1,128          2,158
Communications Products                          5,580          6,675
                                               -------        -------
Total Operating Revenues                        22,159         20,678


                                                  For Quarter Ended
                                              3/31/1999      3/31/1998
                                              ---------      ---------
OPERATING REVENUES PRIOR
   TO INTERSEGMENT ELIMINATIONS:
Local Exchange Telephone                       $13,626        $13,000
Communication Services                           3,382            175
Billing / Data Services                          1,774          2,829
Communications Products                          5,580          6,675
Intersegment Eliminations                       (2,203)        (2,001)
                                               -------        -------
Total Operating Revenues                        22,159         20,678

QUARTER TREND IN NET INCOME
(thousands)

         Consolidated net income for the quarter ended March 31, 1999 was 8.0% lower than the same period in 1998 as illustrated by the following table. The primary reason for the decrease in profitability for the Company was the net loss recorded by the Billing/Data Services Sector, as it recorded lower programming contract services when it lost the service to a large interexchange carrier and it recognized significant costs associated with the development of its new WRITE2k product.

         Net Income by Business Sectors described in following discussions are shown prior to intercompany eliminations.

BUSINESS SECTOR NET INCOME
(thousands)

                                                       For Quarter Ended
                                                     3/31/99      3/31/98
                                                     -------      -------
NET INCOME
Local Exchange Telephone                             $3,866       $3,342
Communication Services                                 (157)        (185)
Billing / Data Services                                (157)         398
Communications Products                                 137          272
Corporate, including gains and interest                (890)        (785)
                                                     ------        -----
Total Net Income                                      2,799        3,042

A.       Material changes in results of operations:

         1. LOCAL EXCHANGE TELEPHONE - Operating revenues for the first quarter of 1999 increased $399,000 or 3.4% compared with the same period in 1998. Local service rates were increased late in the first quarter of 1998. This increase was not fully recognized in the first quarter of 1998, and full recognition of the increase in 1999 contributed to the growth in operating revenues in the first quarters of 1999. Access line growth and increased network usage accounted for the remaining revenue increase in the first quarter.

         Net income from this business sector increased $524,000 or 15.7% for the first quarter of 1999 compared to the same period in 1998. This incremental profit increase was due to the local service rate increase at the Company's Minnesota local exchange telephone companies, improved margins and expense control.

         2. COMMUNICATIONS SERVICES - The newly organized Communications Services Sector operates the Company's long distance business, its start up efforts in the competitive local exchange business (CLEC) and its newly acquired wireless communications business.

         For the first quarter of 1999, operating revenues for Crystal Communications, Inc. (long distance and CLEC business) were $479,000 compared to $175,000 for the first quarter of 1998. This increase was attributable to increased market share and customer penetration. Despite the increase in revenues, continuing start-up expenses offset the revenue increase. The first quarter 1999 loss for Crystal was $479,000 compared to a first quarter 1998 loss of $185,000.

         Minnesota Southern Wireless Company (cellular business) was purchased in the second quarter of 1998 and generated revenues and net income of $2,903,000 and $322,000, respectively, in the first quarter of 1999.

        3. BILLING / DATA SERVICES - Operating revenues for the first quarter of 1999 decreased $1,030,000 or 47.7% compared with the same period in 1998. This decline was due to lower contract programming services as compared to the same period in the prior year. This decline is primarily due to the loss of service to a large interexchange carrier. Net income for the first quarter of 1999 decreased $555,000 or 139.4% as compared with the same period in 1998. The decline in net income was largely attributable to increased expenses associated with the development of a new software platform with Sepro Telecom International Limited of Dublin, Ireland and the contract programming service decline. The Sepro partnership will produce the Sector's next software product offering, WRITE2k. WRITE2k is a wireless/wireline convergent billing system. Beta testing on this new product will be performed during second quarter 1999, and the Company currently anticipates the product sales will begin later in 1999.

         4. COMMUNICATIONS PRODUCTS - Operating revenues for this sector for the first quarter of 1999 decreased $1,095,000 or 16.4% compared with the same period in 1998. The primary reason for the revenue decline was the sale of Digital Techniques, Inc. (DTI), on September 30, 1998. Without the sale of DTI, operating revenues would have increased $615,000 or 12.4% for the three month period ended March 31, 1999. Net income for the first quarter of 1999 decreased $135,000 or 49.6% as compared with the same period in 1998. Without the sale of DTI, net income for the first quarter of 1999 still would have decreased $40,000 or 22.8% as compared to the same period in 1998. Higher operating expenses, both in dollars and as a percentage of sales resulted in lower net income for the Communications Products Sector in the first quarter of 1999 compared to the first quarter of 1998.

         5. COST OF SALES - Consolidated cost of sales decreased $32,000 or .6% for the quarter ended March 31, 1999, compared with the same period in
1998. Without the sale of DTI, consolidated cost of sales would have increased $706,000 or 16.0%. Cost of sales as a percentage of operating revenues for the Communications Products Sector (which generated most of the cost of sales) was 71.4% for the three months ended March 31, 1999, compared to 71.6% for the same period in 1998 after excluding DTI operations in 1998. The cost of sales for the Company's other sectors increased from $843,000 for the three month period ended March 31, 1998 to $1,122,000 for the three month period ended March 31, 1999. The increase was mostly attributable to new customer premise equipment (CPE) sales from the Company's CLEC business in the Communications Services Sector.

         6. OPERATING EXPENSES - Operating expenses for the quarter ended March 31, 1999, increased $1,291,000 or 16.4% compared with the same period in 1998. Without the addition of MSWC and the sale of DTI, operating expenses would have only increased $200,000 or 2.5% for the three months ended March 31, 1999. The Company has implemented company-wide cost control measures over the last two years. As employee staffing position vacancies are filled, the operating expense advantage may decline.

         7. DEPRECIATION - Depreciation expense for the quarter ended March 31, 1999 was $282,000 or 15.2% higher than for the same period in 1998. This increase was attributable to the addition of MSWC and the sale of DTI.

         8. INTEREST EXPENSE - Interest expense increased $430,000 for the quarter ended March 31, 1999, compared to the same period last year. The increase in interest expense was due to a $45,000,000 revolving credit facility obtained in April 1998. The revolving credit facility had a weighted average interest rate of 5.98% on March 31, 1999 and was used for the acquisition of the Minnesota cellular property. The outstanding balance of the revolving credit facility was $32,500,000 on March 31, 1999 and $34,500,000 on December 31, 1998.

B.       Material changes in financial condition:

         1. CAPITAL STRUCTURE - The total capital structure for the Company was $139,250,000 at March 31, 1999, reflecting 47.4% equity and 52.6% debt. This compares to a capital structure of $138,991,000 at December 31, 1998, reflecting 45.8% equity and 54.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends.

         2. CASH FLOWS - Cash provided from operations was $7,646,000 for the three month period ended March 31, 1999 compared to $4,919,000 for the three month period ended March 31, 1998. The increase reflects a net decrease in working capital requirements and an increase in collections on accounts receivable.

         Cash flows used in investing activities were $2,610,000 for the three months ended March 31, 1999 compared to $1,006,000 for the same period in 1998. Capital expenditures relating to ongoing businesses were $2,642,000 during the first three months of 1999 as compared to $1,087,000 for the same period in 1998. The Company funds the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to modernize and upgrade the Company's telecommunications network and to construct additional network facilities to provide CLEC services. The primary reasons for the increase in first quarter 1999 compared to first quarter 1998 were capital expenditures used to convert the cellular network from analog to digital and an increase in building CLEC networks.

         Included in cash flows from financing activities are debt borrowings and repayments and dividend payments. During the first three months of 1999, the Company borrowed $2,000,000 under the $45,000,000 revolving credit facility to cover short-term cash requirements and also made $4,000,000 of debt repayments on the credit facility. Dividend payments for the first three months of 1999 were $1,508,000 compared to $1,499,000 for the same period in 1998.

         3. WORKING CAPITAL - Current assets exceeded current liabilities by $8,100,000 as of March 31, 1999, compared to a working capital surplus of $8,981,000 as of December 31, 1998. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 1.6:1.0 as of both March 31, 1999 and December 31, 1998.

         4. LONG-TERM DEBT - The Company's long-term debt as of March 31, 1999, was $73,309,000.

         In April 1998, the Company obtained a $45,000,000 unsecured revolving credit facility with a syndicate of banks to finance the $40,300,000 acquisition of the Minnesota cellular property. The weighted average interest rate associated with this credit facility varies with LIBOR rates and is currently 5.98%. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of April 29, 2003. As of March 31, 1999, the Company had drawn $32,500,000 on this credit facility.

         In April 1997, the Company obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the telephone exchanges in Iowa. The notes accrue interest at 7.11%. No principal payments are due during the first four years.

         As of March 31, 1999, the Company has $809,000 of long term outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

         Provisions of the various notes and credit facilities contain covenants relating to liens, consolidated net worth and cash flow coverage. The Company is in compliance with all debt covenants.

         5. CAPITAL FROM OPERATIONS - Management believes the Company will be able to generate sufficient working capital internally from operations to meet its immediate operating needs and sustain its historical dividend levels. The Company has completed several acquisitions in the previous six years, which were funded with cash and debt. Growth plans and acquisitions in the future will require additional debt financing. The Company has received debt commitments from bank sources to expand its revolving credit facility to finance its announced acquisition of the additional cellular property in second quarter 1999. This expanded revolving credit facility will also be used for capital expenditures by the Communications Services Sector. A higher level of interest expense is likely to occur because of the expanded use of the revolving credit facility and higher weighted average interest rates. Based on the Company's banking relationships and the level of financing activity taking place in the Company's industry, the Company believes it will continue to be able to obtain required debt financing.

         The Company's stock repurchase program has been funded with internal cash and advances on a revolving credit facility to date. It is anticipated the same sources will be utilized for financing any future stock repurchases. No shares were repurchased during 1998 or 1999.

         6. ANTICIPATED SALE OF INVESTMENT - The Company holds a 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota. This investment has been accounted under the equity method, and is included in the Investments at $3,566,000 on March 31, 1999. The proportional share of MWC net income recorded in Other Income in the Consolidated Statements of Income and was $365,000 for the first quarter of 1999 and $209,000 for the first quarter of 1998. The Company is in discussions with MWC to sell its 6.4% equity interest directly back to MWC. While Agreements are not finalized, anticipated proceeds of the sale are between $12 million and $13 million. Proceeds of the sale, if completed, will be utilized by the Company to apply to Long-Term Debt reduction.

         7. YEAR 2000 COMPLIANCE - The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations. These disruptions may include a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Each of the Company's business sectors has organized a committee to analyze Year 2000 compliance.

LOCAL EXCHANGE TELEPHONE The Telephone Sector has identified 160 software and hardware products used in its operations and is in the process of contacting the vendors to verify Year 2000 compliance. Assessments have been performed or received on all of the products. The Telephone Sector has identified which software upgrades for its predominant Nortel switching and transport network are necessary to become Year 2000 compliant, and all upgrades have been ordered. As of March 31, 1999, 22% of the upgrades had been performed. The remaining switching upgrades are to be completed in the second quarter 1999. The switching upgrades are part of an ongoing contract that is entered into every three years to keep the network up to current standards. The Telephone Sector would normally be entering into these contracts in 1999 and will not need to accelerate any upgrades to become Year 2000 compliant.

         The Telephone Sector's internal business software consists of a proprietary software package created and maintained by the Company's Billing/Data Services Sector. This software package, Intelesystem, is in the process of being replaced as part of a planned business software upgrade. The Telephone Sector is scheduled to convert to WRITE2k (billing software being co-developed by the Billing/Data Services Sector) in late 1999 and early 2000. The WRITE2k software is Year 2000 compliant. As a precaution, the Intelesystem software package is being made Year 2000 compliant, with expected completion during the third quarter 1999. In addition, the Telephone Sector will be converting to a Great Plains software system for accounting and financial reporting purposes in late 1999 and early 2000. The conversion to the Great Plains system is part of a three-year migration began by all of the Company's sectors in 1996. The Great Plains software system is Year 2000 compliant.

         The Year 2000 compliance expenditures associated with the Telephone Sector are expected to be less than $500,000, because the majority of the upgrades are normal course-of-business expenses.

COMMUNICATIONS SERVICES The Company expects that Minnesota Southern Wireless Company will convert to the Billing/Data Services Sector's wireless billing software version of WRITE2k by third quarter 1999. Crystal Communications will continue to use the Billing/Data Services Sector's billing software package called EasyTel2000, which is anticipated to be Year 2000 compliant by July 1999. The Communications Services Sector is already using the Great Plains system for accounting and financial reporting.

         The wireless operations will be updating its Nortel switch in the second quarter 1999 to ensure Year 2000 compliance. The switch upgrade is part of the Company's ongoing network enhancement program. The wireless operations voicemail system will also be enhanced in the second quarter 1999 in order to make it Year 2000 compliant.

         The Communications Services Sector's expenses associated with Year 2000 compliance are estimated at $100,000.

BILLING/DATA SERVICES NIBI utilizes the Great Plains software system as its internal business software system. This system is Year 2000 compliant. The Company anticipates that all of NIBI's billing platforms for its customers will be Year 2000 compliant by July 1999.

         The costs of internal resources dedicated to Year 2000 remediation are estimated to be less than $200,000 for the Billing/Data Services Sector.

COMMUNICATIONS PRODUCTS Collins is currently using a UNIX-based system for its internal business software. Plans were made in 1997 to convert Collins to a Great Plains software system, with the actual conversion scheduled to take place in May 1999. This conversion will take place in the normal course of business and was not influenced by the Year 2000 issue.

YEAR 2000 SUMMARY To date, the Company's business sectors have incurred less than $100,000 for expenses associated with Year 2000 compliance.

         The information presented above sets forth the key steps taken by the Company to address the Year 2000 issue. There can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with vendors and customers will minimize these risks and that the cost of Year 2000 compliance for its information and operation systems will not be material to its consolidated results of operations and financial position. The information presented above also represents management's best estimates at the present time, and could change. The estimates are based upon assumptions as to future events. There can be no guarantee that these assumptions will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

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

Item 2.  CHANGES IN SECURITIES.

         In April 1999, the Company's Articles of Incorporation were amended to increase the number of authorized shares from 25,000,000 to 100,000,000.

         In February 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one Right on each outstanding share of Common Stock. The dividend was paid to the shareholders of record on March 12, 1999, and the Rights will expire ten years later unless redeemed or exchanged at an earlier date. Each Right entitles shareholders of the Company to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $65.00 per one-hundredth of a Preferred Share. The Rights will become exercisable following the public announcement that a person or group has acquired, without approval of the Board of Directors of the Company, beneficial ownership of 15% or more of the Company's outstanding Common Stock, or at the close of business ten days after the commencement of, or a public announcement of the intent to commence, a tender or exchange offer that would result in ownership by a person or group of 15% or more of the Company's Common Stock. If any person or group acquires 15% or more of the Company's Common Stock, without approval of the Board of Directors, each holder of Rights other than the 15% shareholder will have the right to purchase the Company's Common Stock at a 50% discount from the current market price. After any one of these events, the Company may also exchange all or any portion of the outstanding Rights, other than Rights held by such 15% shareholder, for shares of the Company's Common Stock at an exchange ratio of one share of Common Stock per Right, subject to the provisions of the Rights Plan. The Board of Directors of the Company may redeem the rights for $0.01 per Right at any time prior to the date a person or group acquires 15% or more of the Company's outstanding Common Stock and in certain other instances. In addition, the exercise price and the value of stock that may be acquired for that price are subject to adjustment for stock splits, stock dividends and certain other events. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including the right to vote or to receive dividends.

Item 3.  DEFAULT UPON SENIOR SECURITIES.
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

Item 5.  OTHER INFORMATION.
         None.

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a) Exhibits
                3.    Articles of Incorporation, as amended to date.
                4. Rights Agreement dated as of February 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's registration statement on Form 8-A dated March 12, 1999).
                10.   Amended and Restated Directors' Option Plan.
                27.   Financial Data Schedule

         (b) The Company filed a report on Form 8-K dated February 25, 1999 relating to the adoption of its shareholder rights plan.

                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:   May 6, 1999            HICKORY TECH CORPORATION


                                By  /s/ Robert D. Alton, Jr.
                                    -------------------------------------
                                    Robert D. Alton, Jr., Chief Executive
                                    Officer


                                By  /s/ David A. Christensen
                                    -------------------------------------
                                    David A. Christensen, Chief Financial
                                    Officer

                    HICKORY TECH CORPORATION AND SUBSIDIARIES

                                Exhibit Index to
                 Form 10-Q for the Quarter Ended March 31, 1999

Exhibit Number      Document Description
--------------      --------------------
      3             Articles of Incorporation, as amended April 12, 1999.
     10             Amended and Restated Directors' Option Plan
     27             Financial Data Schedule