Form 10-Q
period 1999-06-30
HICKORY TECH CORP
filed 1999-08-16
CIK 766561

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999 OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 0-13721
                      ---------

                            HICKORY TECH CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                               41-1524393
                ---------                               ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         221 East Hickory Street
           Mankato, Minnesota                           56002-3248
           ------------------                           ----------
(Address of principal executive offices)                (Zip Code)

                                 (800) 326-5789
                                 --------------
              (Registrant's telephone number, including area code)

                            ------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,742,773 shares of no par common stock as of June 30, 1999.

                            HICKORY TECH CORPORATION
                                 June 30, 1999

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

In Thousands Except Per Share Amounts         For Quarter Ended                  For Six Months Ended
                                         ---------------------------          ---------------------------
                                          6/30/99            6/30/98           6/30/99            6/30/98
                                         --------           --------          --------           --------
OPERATING REVENUES
   Local Exchange Telephone              $ 12,789           $ 12,207           $24,858           $ 23,877
   Communications Services                  4,436              2,153             7,818              2,328
   Billing/Data Services                    1,083              2,008             2,211              4,166
   Communications Products                  6,880              6,944            12,460             13,619
                                         --------           --------          --------           --------
   TOTAL OPERATING REVENUES                25,188             23,312            47,347             43,990

COSTS AND EXPENSES
   Cost of Sales                            6,809              5,590            11,914             10,727
   Operating Expenses                      10,138              8,440            19,298             16,309
   Depreciation                             2,234              2,021             4,374              3,879
   Amortization of Intangibles                569                422             1,055                624
                                         --------           --------          --------           --------
   TOTAL COSTS AND EXPENSES                19,750             16,473            36,641             31,539
                                         --------           --------          --------           --------

OPERATING INCOME                            5,438              6,839            10,706             12,451

OTHER INCOME                                  193                324               792                671
GAIN ON SALE OF ASSETS                      9,207                  -             9,207                  -
INTEREST EXPENSE                           (1,429)            (1,263)           (2,631)            (2,035)
                                         --------           --------          --------           --------

INCOME BEFORE INCOME TAXES                 13,409              5,900            18,074             11,087

INCOME TAXES                                5,765              2,404             7,631              4,549
                                         --------           --------          --------           --------

NET INCOME                               $  7,644           $  3,496           $10,443           $  6,538
                                         --------           --------          --------           --------
                                         --------           --------          --------           --------

---------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                 $   0.56           $   0.26           $  0.76           $   0.48
                                         --------           --------          --------           --------
Weighted Average Common
   Shares Outstanding                      13,741             13,630            13,723             13,623
                                         --------           --------          --------           --------

---------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share               $   0.56           $   0.26           $  0.76           $   0.48
                                         --------           --------          --------           --------
Weighted Average Common and
   Equivalent Shares Outstanding           13,788             13,690            13,767             13,675
                                         --------           --------          --------           --------

---------------------------------------------------------------------------------------------------------

Dividends Per Share                      $   0.11           $   0.11           $  0.22           $   0.22
                                          -------           --------          --------           --------

                The accompanying notes are an integral part of
                   the consolidated financial statements.

                            HICKORY TECH CORPORATION
                                 June 30, 1999

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Dollars In Thousands                                                  6/30/99              12/31/98
                                                                ------------------   ------------------
                      ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                              $1,473              $ 1,133
    Receivables, Net of Allowance for Doubtful Accounts                    15,785               18,345
                             of $676 and $618
    Taxes Receivable                                                            -                  310
    Inventories                                                             3,282                2,302
    Deferred Tax Benefit and Other                                          1,823                2,094
                                                                ------------------   ------------------
    TOTAL CURRENT ASSETS                                                   22,363               24,184

INVESTMENTS                                                                   793                4,007

PROPERTY, PLANT & EQUIPMENT                                               146,164              133,079
Less ACCUMULATED DEPRECIATION                                             (72,809)             (68,615)
                                                                ------------------   ------------------
    PROPERTY, PLANT & EQUIPMENT, NET                                       73,355               64,464

OTHER ASSETS
    Intangible Assets, Net                                                101,425               65,337
    Deposit on Pending Acquisition                                              -                2,812
    Miscellaneous                                                             642                  625
                                                                ------------------   ------------------
    TOTAL OTHER ASSETS                                                    102,067               68,774
                                                                ------------------   ------------------

TOTAL ASSETS                                                             $198,578            $ 161,429
                                                                ------------------   ------------------
                                                                ------------------   ------------------

                            LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                       $6,947             $ 10,506
    Accrued Taxes                                                             284                    -
    Accrued Interest                                                        1,036                  970
    Advanced Billings and Deposits                                          2,529                3,047
    Current Maturities of Long-Term Debt                                      682                  680
                                                                ------------------   ------------------
    TOTAL CURRENT LIABILITIES                                              11,478               15,203

LONG-TERM DEBT, Net of Current Maturities                                 108,256               75,362

DEFERRED CREDITS
    Income Taxes                                                            3,985                3,985
    Compensation, Benefits and Other                                        2,576                3,250
                                                                ------------------   ------------------
    TOTAL DEFERRED CREDITS                                                  6,561                7,235

SHAREHOLDERS' EQUITY:
    Common Stock, no par value, $.10 stated value
       Shares authorized: 100,000,000
       Shares outstanding: 1999, 13,742,773; 1998, 13,662,216               1,374                1,366
    Additional Paid-In Capital                                              3,227                2,005
    Retained Earnings                                                      67,682               60,258
                                                                ------------------   ------------------
    TOTAL SHAREHOLDERS' EQUITY                                             72,283               63,629
                                                                ------------------   ------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                 $198,578            $ 161,429
                                                                ------------------   ------------------
                                                                ------------------   ------------------

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                            HICKORY TECH CORPORATION
                                 June 30, 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For Six Months Ended
                                                                ------------------------------------
Dollars In Thousands                                                 6/30/99            6/30/98
                                                                -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                           $10,443            $ 6,538
    Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                        5,429              4,531
      Equity in Net Income of Investees                                     (486)              (499)
      Gain Resulting from Sale of Assets                                  (9,207)                 -
    Changes in Operating Assets and Liabilities Net
        of Effects of Acquisitions and Dispositions:
         Receivables                                                       2,540               (271)
         Inventories                                                        (980)              (682)
         Accounts Payable and Accrued Liabilities                         (2,662)             1,901
         Advance Billings & Deposits                                        (518)               109
         Deferred Income Taxes                                                 -                (44)
         Other                                                               526               (377)
                                                                -----------------   ----------------
    Net Cash Provided by Operating Activities                              5,085             11,206
                                                                -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property, Plant & Equipment                              (7,928)            (3,416)
    Increase in Investments                                                  (50)               (78)
    Distributions from Investees                                             193                265
    Proceeds from Sale of Assets                                          12,868                 13
    Acquisitions, Net of Cash Acquired                                   (39,718)           (40,281)
                                                                -----------------   ----------------
    Net Cash Used In Investing Activities                                (34,635)           (43,497)
                                                                -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of Debt                                                      (103)                 -
    Borrowings on Line of Credit                                          43,000             38,010
    Repayments on Line of Credit                                         (10,000)                 -
    Proceeds from Issuance of Common Stock                                    12                 14
    Dividends Paid                                                        (3,019)            (2,999)
                                                                -----------------   ----------------
    Net Cash Provided by Financing Activities                             29,890             35,025
                                                                -----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    340              2,734

CASH AND CASH EQUIVALENTS At Beginning of Period                           1,133              1,219

                                                                -----------------   ----------------
CASH AND CASH EQUIVALENTS At End of Period                                $1,473            $ 3,953
                                                                -----------------   ----------------
                                                                -----------------   ----------------

                 The accompanying notes are an integral part of
                   the consolidated financial statements.

                            HICKORY TECH CORPORATION
                                  JUNE 30, 1999
                          PART 1. FINANCIAL INFORMATION


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

     The Company's operations are conducted in the following four sectors:

LOCAL EXCHANGE TELEPHONE SECTOR

     The Company's Local Exchange Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. MANKATO CITIZENS TELEPHONE COMPANY (MCTC), MID-COMMUNICATIONS, INC. (Mid-Com), AMANA COLONIES TELEPHONE COMPANY and HEARTLAND TELECOMMUNICATIONS COMPANY OF IOWA are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato and eleven communities surrounding Mankato. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. CABLE NETWORK, INC. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange companies, primarily MCTC and Mid-Com.

COMMUNICATIONS SERVICES SECTOR

     MINNESOTA SOUTHERN WIRELESS COMPANY (MSWC) owns and operates a cellular phone business for Minnesota's Rural Service Area (RSA) 10, under the business name of CellularOne. This business, acquired on May 1, 1998, holds 100% of the "A-side" FCC license for seven counties in south central Minnesota. The service area overlaps and is larger than the Company's Minnesota telephone line service area. MSWC also owns and operates a cellular phone business around the Minneapolis/St. Paul, Minnesota area. CRYSTAL COMMUNICATIONS, INC. (Crystal) offers an alternative choice for local telecommunications service, known as CLEC (Competitive Local Exchange Carrier) service in the telecommunications industry, to customers in towns in Minnesota and Iowa not currently in the Company's Local Exchange Telephone Sector's service area. In addition, Crystal markets resale long distance service to the Company's Local Exchange Telephone Sector's southern Minnesota and northwestern Iowa subscribers.

BILLING / DATA SERVICES SECTOR

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


NOTE 2. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter and for the six month-period ended. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding increased by potentially dilutive shares. Potentially dilutive shares include stock options, stock acquired under the employee stock purchase plan (ESPP) and the accrued shares under incentive stock awards.

                                                For Quarter Ended                    For Six Months Ended
                                           ----------------------------         ----------------------------
                                             6/30/99           6/30/98            6/30/99           6/30/98
                                           ----------        ----------         ----------        ----------
Weighted average shares outstanding        13,741,200        13,629,948         13,723,004        13,622,892
Stock options                                   9,279            20,318             17,122            18,466
Stock subscribed (ESPP)                        19,682            17,408             16,285            14,441
Accrued Incentive Stock                        17,474            22,718             10,704            19,159
                                           ----------        ----------         ----------        ----------
Total dilutive shares outstanding          13,787,635        13,690,392         13,767,115        13,674,958
                                           ----------        ----------         ----------        ----------
                                           ----------        ----------         ----------        ----------

     Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first and second quarters of 1999 and 1998. The 1998 shares were restated for a three-for-one stock split effective August 17, 1998:

Shares Outstanding on Record Date               1999                  1998
---------------------------------               ----                  ----
  First Quarter (Feb. 15)                     13,708,231            13,628,016
  Second Quarter (May 15)                     13,741,018            13,631,136

NOTE 3. DEBT

     The Company entered into a new unsecured revolving credit facility with a syndicate of banks for $90,000,000. This new credit facility replaced the previous $45,000,000 credit facility from the same syndicate of banks. The increase of funds available was used for the $41,500,000 cellular phone business acquisition in the Minneapolis/St. Paul, Minnesota area. The Company closed on the new credit facility on May 28, 1999 and the cellular acquisition on June 1, 1999. The new credit facility has no mandatory principal repayment terms and has a termination date of five years after the closing date. The weighted average interest rate associated with the new credit facility varies with LIBOR and was 6.51% on June 30, 1999. On June 30, 1999, $22,500,000 of the $90,000,000 credit facility was available for use.

NOTE 4. COMMON STOCK

     The Company's common stock has no par value. There are 100,000,000 shares authorized with a stated value of $0.10 per share. There were 13,742,773 shares outstanding on June 30, 1999, and 13,631,880 shares outstanding on June 30, 1998, after restating for a three-for-one stock split on August 17, 1998.

     In February 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan wherein shareholders of the Company received rights to purchase the Company's common stock at a discount in the event of an acquisition of 15% or more of the Company's outstanding common stock by any person or group in a transaction not approved by the Board. The rights expire in March 2009.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

     On May 1, 1998, the Company completed a stock purchase transaction in which it acquired a cellular property from Frontier Corporation in southern Minnesota. The cellular property, known in the industry as Minnesota's Rural Service Area (RSA) 10, is the "A-side" FCC license encompassing seven counties of south central Minnesota. The population of the service area was 230,000, and the service area overlapped the telephone line service area of the Company's Minnesota telephone property. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $40,300,000. The Company attributed $34,100,000 of the purchase price as cost in excess of net assets acquired. The Company financed $38,000,000 of the acquisition from a new revolving credit facility and paid the remainder in cash generated from internal operations. The operations of the acquisition are included in the Communications Services Sector.

     On September 30, 1998, the Company sold 100% of its ownership in Digital Techniques, Inc. (DTI), of Allen, Texas to a DTI employee group and Troy Holding International, a computer telephony product firm. The Company recorded a pre-tax gain on the sale of the stock of $320,000 from the sale price of $4,250,000. The operations of DTI were previously included in the Company's Communications Products Sector.

     On May 12, 1999, the Company sold its 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota. The Company sold its interest directly back to MWC and recorded a pre-tax gain on the sale of $9,207,000 from the sale price of $12,764,000. The investment was accounted for under the equity method and was included with Investments as of December 31, 1998.

     On June 1, 1999, the Company completed a cash transaction in which it acquired cellular property in the Minneapolis/St. Paul, Minnesota area from McElroy Technologies, Inc. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties (Chisago, Wright, Carver, Scott and Dakota) and in one Wisconsin county (St. Croix). The population of the serving area is 200,000. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $41,500,000. The Company attributed $36,600,000 of the purchase price as cost in excess of net assets acquired. The Company financed $30,000,000 of the acquisition from a new revolving credit facility, forgave a $4,000,000 loan to the seller and paid the remainder in cash generated from internal operations. The operations of the acquisition are reported as a division of MSWC and are included in the Communications Services Sector.

     The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations as discussed in the Company's Report on Form 8-K filed on. This summary is not necessarily indicative of what the results of operations of the Company and the cellular acquisition would have been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods.

Unaudited Pro Forma Summary:
(In Thousands, except for per share amounts)

                                        Six Months Ended June 30,
                                        -------------------------
                                          1999             1998
                                        --------         --------
Total revenues                          $ 47,506         $ 43,990
Net income                              $  9,479         $  5,623
Basic earnings per share                $    .69         $    .41


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This Management's Discussion and Analysis of Results of Operations and Financial Condition, and other sections of this Form 10-Q filing contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by Company management. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

OPERATING REVENUES

     Operating revenues were 8.0% higher for the quarter ended June 30, 1999, than for the quarter ended June 30, 1998, as illustrated in the following table. The revenue increase was primarily due to the growth in the Local Exchange Telephone Sector and the May 1998 and June 1999 cellular property acquisitions as well as the continued growth of the CLEC business in the Communications Services Sector.

   OPERATING REVENUES
   QUARTER TREND
   (thousands)                            1999             1998
                                          ----             ----
   1st Quarter                        $ 22,159         $ 20,678
   2nd Quarter                        $ 25,188         $ 23,312

BUSINESS SECTOR OPERATING REVENUES
(thousands)
                                                     For Quarter Ended                       For Six Months Ended
                                            -----------------------------------      ------------------------------------
                                                 6/30/99            6/30/98               6/30/99             6/30/98
                                            -----------------  ----------------      -----------------   ----------------
OPERATING REVENUES:
Local Exchange Telephone                      $12,789            $12,207                $24,858            $23,877
Communications Services                         4,436              2,153                  7,818              2,328
Billing / Data Services                         1,083              2,008                  2,211              4,166
Communications Products                         6,880              6,944                 12,460             13,619
                                            ----------------   ----------------      -----------------   ----------------
Total Operating Revenues                       25,188             23,312                 47,347             43,990

BUSINESS SECTOR OPERATING REVENUES
(thousands)
                                                     For Quarter Ended                    For Six Months Ended
                                             ----------------------------------     -----------------------------------
                                                 6/30/99            6/30/98              6/30/99            6/30/98
                                             ---------------    ---------------     ----------------   ----------------
OPERATING REVENUES PRIOR
   TO INTERSEGMENT ELIMINATIONS:
Local Exchange Telephone                            $15,330            $13,596             $ 28,956           $ 26,596
Communications Services                               4,521              2,153                7,903              2,328
Billing / Data Services                               1,794              2,608                3,568              5,437
Communications Products                               6,880              6,944               12,460             13,619
Intersegment Eliminations                            (3,337)            (1,989)              (5,540)            (3,990)
                                             ---------------    ---------------     ----------------   ----------------
Total Operating Revenues                             25,188             23,312               47,347             43,990

NET INCOME

     Consolidated net income for the quarter ended June 30, 1999 was 118.6% higher than the same period in 1998 as illustrated by the following table. The increase was caused by the after-tax gain of $5,213,000 on the sale of the Company's interest in Midwest Wireless Communications, LLC. Without the effects of the gain, consolidated net income would have decreased 30.5% in the second quarter of 1999 compared to the same quarter in 1998. The primary reason for the decrease in profitability for the Company was the net loss recorded by the Billing/Data Services Sector, as it recorded lower revenues and maintained costs at its historic levels by shifting them to the development of its new WRITE2k product. Also contributing to the decline in profitability is the continuing start-up expenses associated with the CLEC operations of the Communications Services Sector.

CONSOLIDATED NET INCOME
QUARTER TREND
(thousands)                               1999             1998
                                          ----             ----
1st Quarter                            $ 2,799          $ 3,042
2nd Quarter (includes gain in 1999)    $ 7,644          $ 3,496

     Net Income by Business Sectors described in following discussions are shown prior to intercompany eliminations.

BUSINESS SECTOR NET INCOME
(thousands)                                              For Quarter Ended                For Six Months Ended
                                                  -------------------------------   -------------------------------
                                                      6/30/99         6/30/98           6/30/99          6/30/98
                                                  --------------  ---------------   ---------------  --------------
   NET INCOME
   Local Exchange Telephone                              $3,574           $3,380            $7,440          $6,722
   Communications Services                                 (277)             151              (434)            (34)
   Billing / Data Services                                 (167)             355              (324)            753
   Communications Products                                  315              451               452             723
   Corporate, including gains and interest                4,199             (841)            3,309          (1,626)
                                                  --------------  ---------------   ---------------  --------------
   Total Net Income                                       7,644            3,496            10,443           6,538

     Key operating statistics and trends for the Local Exchange Telephone and Communications Services Sectors are shown in the following table.

OPERATING STATISTICS

                                              For Quarter Ended                      For Quarter Ended
                                        ----------------------------           -----------------------------
                                          3/31/99           3/31/98              6/30/99            6/30/98
                                        ----------        ----------           ----------         ----------
     Telephone Access Lines                 61,685            59,158               61,138             60,158
     Telephone Minutes of Use           79,755,666        76,019,718           80,523,688         80,046,582
     Wireless Access Lines                  16,315               N/A               17,424             14,919
     Wireless Minutes of Use             4,269,812               N/A            5,931,670          2,406,328
     CLEC Access Lines                       1,125               N/A                1,711                N/A

A.   Material changes in results of operations:

     1. LOCAL EXCHANGE TELEPHONE - Operating revenues for the second quarter of 1999 after intercompany eliminations increased $582,000 or 4.8% compared with the same period in 1998. For the six months ended June 30, 1999, operating revenues after eliminations were $981,000 or 4.1% higher than the same period in 1998. Local service rates were increased late in the first quarter of 1998. This increase, along with access line growth, accounted for a large part of the increased revenues for the first two quarters of 1999. Increased network usage, internet revenue and intralata long distance revenue accounted for the remaining revenue increase for the respective periods.

     Net income from this business sector prior to intercompany eliminations increased $194,000 or

5.7% for the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999, net income prior to eliminations increased $718,000 or 10.7% as compared to the same period of 1998. This incremental profit increase was due to the local service rate increase at the Company's Minnesota local exchange telephone companies, improved margins and expense containment.

     2. COMMUNICATIONS SERVICES - The Communications Services Sector operates the Company's start-up efforts in the competitive local exchange carrier
(CLEC) business, its long distance business and its newly acquired wireless communications business.

     For the second quarter of 1999, operating revenues for Crystal Communications, Inc. (CLEC business and long distance) after intercompany eliminations were $622,000 compared to $368,000 for the second quarter of 1998. For the six months ended June 30, 1999, operating revenues after eliminations were $1,100,000 compared to $543,000 for the first six months of 1998. This increase was attributable to operating in more markets and increasing customer penetration. Despite the increase in revenues, continuing start-up expenses offset the revenue increase. As Crystal enters each market, it encounters interconnection and logistical costs, sometimes months in advance of revenues from a market. The second quarter 1999 loss for Crystal prior to intercompany eliminations was $624,000 compared to a second quarter 1998 loss of $122,000. For the six months ended June 30, 1999, Crystal's loss prior to eliminations was $1,103,000 compared to a loss of $307,000 for the six months ended June 30, 1998.

     Minnesota Southern Wireless Company (southern Minnesota cellular business) was purchased in the second quarter of 1998. The Minneapolis/St. Paul, Minnesota area cellular business was purchased on June 1, 1999. For the second quarter of 1999, MSWC generated revenues after intercompany eliminations of $3,814,000 compared to $1,759,000 for the second quarter of 1998. Net income for MSWC for the second quarter of 1999 prior to intercompany eliminations was $347,000 compared to $273,000 for the same period in 1998. For the six months ended June 30, 1999, operating revenues and net income for MSWC were $6,717,000 and $669,000, respectively, as compared to $1,759,000 and $273,000, respectively, for the same period in 1998.

     3. BILLING / DATA SERVICES - Operating revenues for the second quarter of 1999 after intercompany eliminations decreased $925,000 or 46.1% compared with the same period in 1998. For the six months ended June 30, 1999, operating revenues after eliminations were $1,955,000 or 46.9% lower than the six months ended June 30, 1998. This decline was due to lower contract services as compared to the same period in the prior year. The decline was primarily due to the loss of contract programming and carrier access billing services to a large interexchange carrier. Net income for the second quarter of 1999 prior to intercompany eliminations decreased $522,000 or 147.0% as compared with the same period in 1998. For the six months ended June 30, 1999, net income prior to eliminations decreased $1,077,000 or 143.0% as compared to the same period in 1998. The decline in net income was largely attributable to the expenses associated with the development of a new software platform with Sepro Telecom International Limited of Dublin, Ireland and the fact that these expenses have not gone down in conjunction with the contract programming revenue decline. The Sepro partnership will produce the sector's next software product offering, WRITE2k. WRITE2k is a wireless/wireline convergent billing system. Beta testing on the new wireless product will be performed during third quarter 1999, and the Company currently anticipates that product sales of the wireless WRITE2K will begin later in 1999. Development of the wireline WRITE2K product will continue into 2000.

     4. COMMUNICATIONS PRODUCTS - Operating revenues for this sector for the second quarter of 1999 decreased $64,000 or 0.9% compared with the same period in 1998. For the six months ended June 30, 1999, operating revenues decreased $1,159,000 or 8.5% compared with the same period in 1998. The primary reason for the revenue decline was the sale of Digital Techniques, Inc. (DTI), on September 30, 1998. Without the sale of DTI, operating revenues would have increased $2,586,000 or 26.2% for the six months ended June 30, 1999. Net income for the second quarter of 1999 decreased $136,000 or 30.2% as compared with the same period in 1998. For the six months ended June 30, 1999, net income decreased $271,000 compared with the same period in 1998. Without the sale of DTI, net income for the first six months of 1999 would have increased $7,000 or 1.6% as compared to the same period in 1998.

     5. COST OF SALES - Consolidated cost of sales increased $1,219,000 or 21.8% for the quarter ended June 30, 1999, compared with the same period in 1998. For the six months ended June 30, 1999, cost of sales were $1,187,000 or 11.1% higher than the six months ended June 30, 1998. Without the sale of DTI, consolidated cost of sales would have increased $2,771,000 or 30.3% for the six months ended June 30, 1999. Cost of sales as a percentage of operating revenues for the Communications Products Sector (which generated most of the cost of sales) was 71.7% for the six months ended June 30, 1999, compared to 70.8% for the same period in 1998 after excluding DTI operations in 1998. The cost of sales for the Company's other sectors increased from $2,155,000 for the six month period ended June 30, 1998 to $2,980,000 for the six month period ended June 30, 1999. The increase was mostly attributable to new customer premise equipment (CPE) sales from the Company's CLEC business in the Communications Services Sector.

     6. OPERATING EXPENSES - Operating expenses for the quarter ended June 30, 1999, increased $1,698,000 or 20.1% compared with the same period in 1998. For the six months ended June 30, 1999, operating expenses were $2,989,000 or 18.3% higher than the six months ended June 30, 1998. Without the addition of MSWC and the sale of DTI, operating expenses would have only increased $1,219,000 or 8.9% for the six months ended June 30, 1999. The increase in operating expenses is primarily due to the start-up operations of the CLEC business and the increase in WRITE2k development expenses in the Billing/Data Services Sector.

     7. DEPRECIATION - Depreciation expense for the quarter ended June 30, 1999 was $213,000 or 10.5% higher than for the same period in 1998. For the six months ended June 30, 1999, depreciation expense was $495,000 or 12.8% higher than the same period in 1998. This increase was attributable to the addition of MSWC and the plant additions in Crystal.

     8. GAIN ON SALE OF ASSETS - On May 12, 1999, the Company sold its 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota. The Company sold its interest directly back to MWC and recorded a pre-tax gain on the sale of $9,207,000 from the sale price of $12,764,000. The investment was accounted for under the equity method and was included with Investments as of December 31, 1998.

     9. INTEREST EXPENSE - Interest expense increased $166,000 for the quarter ended June 30, 1999, compared to the same period last year. For the six months ended June 30, 1999, interest expense was $596,000 higher than for the same period in 1998. The increase in interest expense was due to the Company's $45,000,000 revolving credit facility obtained in April 1998 being replaced with a new $90,000,000 revolving credit facility in May 1999. The new revolving credit facility had a weighted average interest rate of 6.51% on June 30, 1999 and was used for the acquisition of the cellular property in the Minneapolis/St. Paul, Minnesota area. The outstanding balance of the revolving credit facility was $67,500,000 on June 30, 1999 and $34,500,000 on December 31, 1998.

B. Material changes in financial condition:

     1. CAPITAL STRUCTURE - The total capital structure for the Company was $181,221,000 at June 30, 1999, reflecting 39.9% equity and 60.1% debt. This compares to a capital structure of $139,671,000 at December 31, 1998, reflecting 45.8% equity and 54.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends.

     2. CASH FLOWS - Changes in operating assets and liabilities (net of effects of acquisitions and dispositions) from ordinary operating activities used $1,094,000 of cash from operations for the six-month period ended June 30, 1999. This compared to changes in operating assets and liabilities providing cash of $636,000 for the same period in 1998. The increase in cash use reflects an increase in inventory and a decrease in accounts payable off set by a decrease in receivables. Cash provided from operations was also affected by a decrease of $1,308,000 in net income from operations before gain on sale of assets for the six months ended June 30, 1999 as compared to the same period in 1998. Overall, cash provided by operating activities was $5,085,000 for the six-month period ended June 30, 1999 compared to $11,206,000 for the six-month period ended June 30, 1998.

     Cash flows used in investing activities were $34,635,000 for the six months ended June 30, 1999 compared to $43,497,000 for the same period in 1998. Capital expenditures relating to ongoing businesses were $7,928,000 during the first six months of 1999 as compared to $3,416,000 for the same period in 1998. The Company funds the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to modernize and upgrade the Company's telecommunications network, to construct additional network facilities to provide CLEC services and to improve the wireless network of RSA10. The primary reasons for the increase in the first six months of 1999 compared to the first six months of 1998 were capital expenditures used to convert the cellular network from analog to digital, an increase in cellular towers and an increase in building CLEC networks. For the six months ended June 30, 1999, cash used in investing activities included $39,718,000 for the acquisition of the cellular property in the Minneapolis/St. Paul, Minnesota area. The same period in 1998 included $40,281,000 used to purchase cellular property in southern Minnesota. Also included in cash flows from investing activities for the six months ended June 30, 1999 were cash proceeds of $12,868,000 from the sale of assets and investments. The sale of the MWC investment yielded $12,764,000 in cash proceeds.

     Included in cash flows from financing activities are debt borrowings and repayments and dividend payments. During the first six months of 1999, the Company borrowed $43,000,000 under the revolving credit facility to cover short-term cash requirements and pay for the acquisition of the cellular property in the Minneapolis/St. Paul area. The Company also made $10,000,000 of debt repayments on the revolving credit facility. Dividend payments for the first six months of 1999 were $3,019,000 compared to $2,999,000 for the same period in 1998.

     3. WORKING CAPITAL - Current assets exceeded current liabilities by $10,885,000 as of June 30, 1999, compared to a working capital surplus of $8,981,000 as of December 31, 1998. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 1.9:1.0 as of June 30, 1999 compared to 1.6:1.0 as of December 31, 1998.

     4. LONG-TERM DEBT - The Company's long-term debt as of June 30, 1999, was $108,256,000.

     In May 1999, the Company obtained a $90,000,000 unsecured revolving credit facility with a syndicate of banks to finance the $41,500,000 acquisition of the Minneapolis/St. Paul cellular property and future capital expenditures of the Communications Services Sector. Proceeds from this credit facility were also used to close out the Company's previous $45,000,000 revolving credit facility with the same syndicate of banks. The previous $45,000,000 credit facility was used to finance the

$40,300,000 acquisition of the southern Minnesota cellular property known as RSA10. The weighted average interest rate associated with the $90,000,000 credit facility varies with LIBOR rates and was 6.51% at June 30, 1999. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of May 28, 2004. As of June 30, 1999, the Company had drawn $67,500,000 on this credit facility.

     In April 1997, the Company obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the telephone exchanges in Iowa. The notes accrue interest at 7.11%. No principal payments are due during the first four years.

     As of June 30, 1999, the Company has $756,000 of long term outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

     Provisions of the various notes and credit facilities contain covenants relating to liens, consolidated net worth and cash flow coverage. The Company is in compliance with all debt covenants.

     5. CAPITAL FROM OPERATIONS - Management believes the Company will be able to generate sufficient working capital internally from operations to meet its immediate operating needs and sustain its historical dividend levels. The Company has completed several acquisitions in the previous six years, which were funded with cash and debt. Growth plans and acquisitions in the future may require additional use of the revolving credit facility. Based on the Company's banking relationships and the level of financing activity taking place in the Company's industry, the Company believes it will continue to be able to obtain required debt financing.

     The Company's stock repurchase program has been funded with internal cash. It is anticipated the same sources will be utilized for financing any future stock repurchases. No shares were repurchased during 1998 or 1999.

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

LOCAL EXCHANGE TELEPHONE The Telephone Sector has identified 160 software and hardware products used in its operations and has contacted the vendors to verify Year 2000 compliance. Assessments have been performed or received on all of the products. The Telephone Sector has identified which software upgrades for its predominant Nortel switching and transport network are necessary to become Year 2000 compliant, and all upgrades have been performed. The switching upgrades are part of an ongoing contract that is entered into every three years to keep the network up to current standards. The Telephone Sector would normally be entering into these contracts in 1999 and did not need to accelerate any upgrades to become Year 2000 compliant.

     The Telephone Sector's internal business software consists of a proprietary software package created and maintained by the Company's Billing/Data Services Sector. This software package, Intelesystem, is in the process of being replaced as part of a planned business software upgrade. The Telephone Sector is scheduled to convert to WRITE2k (billing software being co-developed by the Billing/Data Services Sector) in 2000. The Intelesystem software package is being made Year 2000 compliant, with expected completion during the third quarter 1999.

     The Year 2000 compliance expenditures associated with the Telephone Sector are expected to be less than $500,000, because the majority of the upgrades are normal course-of-business expenses.

COMMUNICATIONS SERVICES The Company expects that Minnesota Southern Wireless Company will convert to the Billing/Data Services Sector's wireless billing software version of WRITE2k by third quarter 1999. WRITE2k is Year 2000 compliant. Crystal Communications will continue to use the Billing/Data Services Sector's billing software package called EasyTel2000, which is anticipated to be Year 2000 compliant in the third quarter of 1999. The Communications Services Sector is using the Great Plains software system for accounting and financial reporting. In 1996, the Company began a three-year migration plan to convert all of the Company's sectors to the Great Plains System for accounting and financial reporting purposes. The Great Plains software system is Year 2000 compliant.

     A software upgrade to the Nortel switch of the wireless operations in the second quarter of 1999 included software to ensure the switch was Year 2000 compliant. The switch upgrade was part of the Company's ongoing network enhancement program. The wireless operations voicemail system was also enhanced in the second quarter 1999 in order to make it Year 2000 compliant.

     The Communications Services Sector's expenses associated with Year 2000 compliance are estimated to not exceed $100,000.

BILLING/DATA SERVICES NIBI utilizes the Great Plains software system as its internal business software system. This system is Year 2000 compliant. The Company anticipates that all of NIBI's billing platforms for its customers will be Year 2000 compliant by the end of the third quarter of 1999.

     The costs of internal resources dedicated to Year 2000 remediation are estimated to be less than $200,000 for the Billing/Data Services Sector.

COMMUNICATIONS PRODUCTS Collins converted its internal business software to the Great Plains software system in the second quarter of 1999. This conversion took place in the normal course of business and was not influenced by the Year 2000 issue.

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

Item 3. DEFAULT UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a.   The annual shareholders' meeting was held on April 12, 1999.

     b. Four directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

                                                             BROKER
     DIRECTOR                      FOR         WITHHELD     NONVOTES
     --------                      ---         --------     --------
     Robert D. Alton, Jr.       10,551,715      92,320        NONE
     Robert K. Else             10,543,974     100,061        NONE
     R. Wynn Kearney            10,530,665     113,370        NONE
     Robert E. Switz            10,562,196      81,839        NONE

     c. The Company's Articles of Incorporation were also amended at the annual meeting to increase the number of authorized of shares from 25,000,000 to 100,000,000. The votes to approve this amendment were as follows:

                                                 BROKER
             FOR         AGAINST      ABSTAIN   NONVOTES
             ---         -------      -------   --------
          9,274,639     1,261,850     107,546     NONE

     Item 5. OTHER INFORMATION.

          None.

     Item 6. EXHIBITS AND REPORTS OF FORM 8-K.

          (a)  Exhibit 27. Financial Data Schedule

          (b) The Company filed a report on Form 8-K dated May 21, 1999 announcing the sale of its 6.4% ownership in Midwest Wireless Communications L.L.C.

          (c) The Company filed a report on Form 8-K dated June 15, 1999 relating to the completion of the acquisition of the cellular property in the Minneapolis/St. Paul, Minnesota metropolitan area from McElroy Electronics Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: AUGUST 13, 1999       HICKORY TECH CORPORATION



                             By /s/ Robert D. Alton, Jr.
                                ---------------------------------------------
                                Robert D. Alton, Jr., Chief Executive Officer





                             By /s/ David A. Christensen
                                ---------------------------------------------
                                David A. Christensen, Chief Financial Officer

                    HICKORY TECH CORPORATION AND SUBSIDIARIES

                                Exhibit Index to
                  Form 10-Q for the Quarter Ended June 30, 1999

Exhibit Number                           Document Description
--------------                           --------------------

           27                            Financial Data Schedule