Form 10-Q
period 1999-09-30
HICKORY TECH CORP
filed 1999-11-12
CIK 766561

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-13721

HICKORY TECH CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1524393 (I.R.S. Employer Identification No.)
lcv12221 East Hickory Street Mankato, Minnesota (Address of principal executive offices)	56002-3248 (Zip Code)

(800) 326-5789
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,780,459 shares of no par common stock as of September 30, 1999.

HICKORY TECH CORPORATION
September 30, 1999
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Quarter Ended		For Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
	In Thousands Except Per Share Amounts
OPERATING REVENUES
Local Exchange Telephone	$12,728	$12,246	$37,586	$36,122
Communications Services	5,900	3,389	13,718	5,717
Billing/Data Services	1,092	1,937	3,303	6,104
Communications Products	5,140	7,531	17,600	21,150

TOTAL OPERATING REVENUES	24,860	25,103	72,207	69,093
COSTS AND EXPENSES
Cost of Sales	5,563	6,113	17,477	16,840
Operating Expenses	10,753	10,128	30,051	26,438
Depreciation	2,407	2,114	6,781	5,993
Amortization of Intangibles	737	595	1,792	1,218

TOTAL COSTS AND EXPENSES	19,460	18,950	56,101	50,489

OPERATING INCOME	5,400	6,153	16,106	18,604
OTHER INCOME	74	420	866	1,091
GAIN ON SALE OF ASSETS	—	1,363	9,207	1,363
INTEREST EXPENSE	(1,888)	(1,326)	(4,519)	(3,361)

INCOME BEFORE INCOME TAXES	3,586	6,610	21,660	17,697
INCOME TAXES	1,480	2,662	9,111	7,211

NET INCOME	$2,106	$3,948	$12,549	$10,486

Basic Earnings Per Share	$0.15	$0.29	$0.91	$0.77

Weighted Average Common
Shares Outstanding	13,755	13,642	13,734	13,629

Diluted Earnings Per Share	$0.15	$0.29	$0.91	$0.77

Weighted Average Common and Equivalent Shares Outstanding	13,801	13,696	13,769	13,665

Dividends Per Share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 1999
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	9/30/99	12/31/98
	Dollars In Thousands
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$663	$1,133
Receivables, Net of Allowance for Doubtful Accounts of $741 and $618	18,137	18,345
Taxes Receivable	—	310
Inventories	3,076	2,302
Deferred Tax Benefit and Other	1,852	2,094

TOTAL CURRENT ASSETS	23,728	24,184
INVESTMENTS	834	4,007
PROPERTY, PLANT & EQUIPMENT	153,813	133,079
Less ACCUMULATED DEPRECIATION	(75,118)	(68,615)

PROPERTY, PLANT & EQUIPMENT, NET	78,695	64,464
OTHER ASSETS
Intangible Assets, Net	100,716	65,337
Deposit on Pending Acquisition	—	2,812
Miscellaneous	651	625

TOTAL OTHER ASSETS	101,367	68,774

TOTAL ASSETS	$204,624	$161,429

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$7,086	$10,506
Accrued Taxes	1,771	—
Accrued Interest	1,840	970
Advanced Billings and Deposits	3,324	3,047
Current Maturities of Long-Term Debt	684	680

TOTAL CURRENT LIABILITIES	14,705	15,203
LONG-TERM DEBT, Net of Current Maturities	110,203	75,362
DEFERRED CREDITS
Income Taxes	3,985	3,985
Compensation, Benefits and Other	2,657	3,250

TOTAL DEFERRED CREDITS	6,642	7,235
SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 1999, 13,780,459; 1998, 13,662,216	1,378	1,366
Additional Paid-In Capital	3,421	2,005
Retained Earnings	68,275	60,258

TOTAL SHAREHOLDERS' EQUITY	73,074	63,629

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$204,624	$161,429

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 1999

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended
	9/30/99	9/30/98
	Dollars In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,549	$10,486
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,573	7,211
Equity in Net Income of Investees	(509)	(859)
Gain Resulting from Sale of Assets	(9,207)	(1,363)
Changes in Operating Assets and Liabilities Net of Effects of Acquisitions and Dispositions:
Receivables	188	(2,669)
Inventories	(774)	(130)
Accounts Payable and Accrued Liabilities	(231)	3,131
Advance Billings & Deposits	276	746
Deferred Income Taxes	—	(73)
Other	445	(281)

Net Cash Provided by Operating Activities	11,310	16,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant & Equipment	(16,226)	(6,485)
Increase in Investments	(68)	(287)
Distributions from Investees	193	459
Proceeds from Sale of Assets	12,902	5,516
Acquisitions, Net of Cash Acquired	(39,229)	(40,330)

Net Cash Used In Investing Activities	(42,428)	(41,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Debt	(155)	—
Borrowings on Line of Credit	46,000	38,017
Repayments on Line of Credit	(11,000)	(5,000)
Proceeds from Issuance of Common Stock	334	335
Dividends Paid	(4,531)	(4,498)

Net Cash Provided by Financing Activities	30,648	28,854

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(470)	3,926
CASH AND CASH EQUIVALENTS At Beginning of Period	1,133	1,219

CASH AND CASH EQUIVALENTS At End of Period	$663	$5,145

    The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
SEPTEMBER 30, 1999
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

NOTE 1. BASIS OF CONSOLIDATION

    The Company is a communications holding company headquartered in Mankato, Minnesota. The consolidated financial statements of the Company include Hickory Tech Corporation and its nine operating subsidiaries. The subsidiaries and operations of Hickory Tech Corporation are grouped into four business sectors. All intercompany transactions have been eliminated from the consolidated financial statements.

    The Company's operations are conducted in the following four sectors:

  Local Exchange Telephone Sector

    The Company's Local Exchange Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. Mankato Citizens Telephone Company (MCTC), Mid- Communications, Inc. (Mid-Com), Amana Colonies Telephone Companyand Heartland Telecommunications Company of Iowa are local exchange telephone companies. Mankato Citizens Telephone Company and Mid-Communications, Inc. provide telephone service in south central Minnesota, specifically, Mankato and eleven communities surrounding Mankato. Amana Colonies Telephone Company provides telephone service for the seven communities of the Amana Colonies in east central Iowa. Heartland Telecommunications Company of Iowa provides telephone service for eleven communities in northwest Iowa. Cable Network, Inc. owns and operates fiber optic cable facilities in southern Minnesota which are used to transport interexchange communications as a service to telephone exchange companies, primarily MCTC and Mid-Com.

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

  Billing/Data Services Sector

    Through National Independent Billing, Inc. (NIBI), the Company's Billing/Data Services Sector provides data processing and related services, principally for the Company, other local exchange telephone companies, CLECs, interexchange network carriers, municipalities and utilities. NIBI's principal activity is the provision of monthly batch processing of computerized data. NIBI is currently developing a software platform for future sales on a turnkey or a service bureau basis for their existing markets, as well as the additional wireless industry market.

  Communications Products Sector

    Through Collins Communications Systems Company (Collins), the Company's Communications Products Sector sells, installs and services business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota.

NOTE 2. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter and for the nine month-period ended. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding increased by potentially dilutive shares. Potentially dilutive shares include stock options, stock issued under the employee stock purchase plan (ESPP) and the accrued shares under incentive stock awards.

	For Quarter Ended		For Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
Weighted average shares outstanding	13,754,613	13,641,593	13,733,656	13,629,194
Stock options	18,998	27,109	18,447	18,391
Stock subscribed (ESPP)	403	360	134	120
Accrued Incentive Stock	27,456	27,284	16,264	17,121

Total dilutive shares outstanding	13,801,470	13,696,346	13,768,501	13,664,826

    Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first, second and third quarters of 1999 and 1998. The 1998 shares were restated for a three-for-one stock split effective August 17, 1998:

Shares Outstanding on Record Date	1999	1998
First Quarter (Feb. 15)	13,708,231	13,628,016
Second Quarter (May 15)	13,741,018	13,631,136
Third Quarter (Aug. 15)	13,744,173	13,634,445

NOTE 3. DEBT

    The Company entered into a new unsecured revolving credit facility with a syndicate of banks for $90,000,000 in May 1999. This new credit facility replaced the previous $45,000,000 credit facility from the same syndicate of banks. The increase of funds available was used for the June 1999 cellular phone business acquisition in the Minneapolis/St. Paul, Minnesota area for approximately $41,500,000. The new credit facility has no mandatory principal repayment terms and has a termination date of five years after the closing date. The weighted average interest rate associated with the new credit facility varies with LIBOR and was 6.80% on September 30, 1999. On September 30, 1999, $20,500,000 of the $90,000,000 credit facility was available for use.

NOTE 4. COMMON STOCK

    The Company's common stock has no par value. There are 100,000,000 shares authorized with a stated value of $0.10 per share. There were 13,780,459 shares outstanding on September 30, 1999, and 13,659,926 shares outstanding on September 30, 1998.

    In February 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan wherein shareholders of the Company received rights to purchase the Company's common stock at a discount in the event of an acquisition of 15% or more of the Company's outstanding common stock by any person or group in a transaction not approved by the Board. The rights expire in March 2009.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

    On May 1, 1998, the Company completed a stock purchase transaction in which it acquired a cellular property from Frontier Corporation in southern Minnesota. The cellular property, known in the industry as Minnesota's Rural Service Area (RSA) 10, is the "A-side" FCC license encompassing seven counties of south central Minnesota. The population of the service area is approximately 230,000, and the service area overlaps the telephone line service area of the Company's Minnesota telephone property. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $40,300,000. The Company attributed $34,100,000 of the purchase price as cost in excess of net assets acquired (intangible asset). The Company financed $38,000,000 of the acquisition from its revolving credit facility and paid the remainder in cash. The operations of the RSA 10 acquisition are included in the Communications Services Sector.

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

    On June 1, 1999, the Company completed a cash transaction in which it acquired cellular property in the Minneapolis/St. Paul, Minnesota area from McElroy Technologies, Inc. The property, known as "Metro A2", surrounds the metropolitan Twin Cities area and is located in five Minnesota counties (Chisago, Wright, Carver, Scott and Dakota) and in one Wisconsin county (St. Croix). The population of the serving area is 200,000. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $41,500,000. The Company attributed $36,600,000 of the purchase price as cost in excess of net assets acquired (intangible asset). The Company financed $30,000,000 of the acquisition from its revolving credit facility, forgave a $4,000,000 construction loan to the seller and paid the remainder in cash. The operations of the Metro A2 acquisition are reported as a division of MSWC and are included in the Communications Services Sector.

    The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations as discussed in the Company's Report on Form 8-K filed on August 13, 1999. This summary is not necessarily indicative of what the results of operations of the Company and the cellular acquisition would have been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods.

Unaudited Pro Forma Summary:

(In Thousands, except for per share amounts)

	Nine Months Ended September 30,
	1999	1998
Total revenues	$72,366	$69,124
Net income	$11,728	$9,077
Basic earnings per share	$.85	$.67

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

OPERATING REVENUES

    Operating revenues were 1.0% lower for the quarter ended September 30, 1999, than for the quarter ended September 30, 1998, as illustrated in the following table. The revenue decrease was primarily due to the sale of DTI in September 1998, offset by the growth in the Local Exchange Telephone Sector and the May 1998 and June 1999 cellular property acquisitions as well as the continued growth of the CLEC business in the Communications Services Sector. These trends are more fully explained in Item 2 (A), which follows.

  OPERATING REVENUES

      QUARTER TREND

      (thousands)

	1999	1998
1st Quarter	$22,159	$20,678
2nd Quarter	$25,188	$23,312
3rd Quarter	$24,860	$25,103

BUSINESS SECTOR OPERATING REVENUES

(thousands)

	For Quarter Ended		For Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
OPERATING REVENUES:
Local Exchange Telephone	$12,728	$12,246	$37,586	$36,122
Communications Services	5,900	3,389	13,718	5,717
Billing / Data Services	1,092	1,937	3,303	6,104
Communications Products	5,140	7,531	17,600	21,150

Total Operating Revenues	24,860	25,103	72,207	69,093

	For Quarter Ended		For Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
OPERATING REVENUES PRIOR TO INTERSEGMENT ELIMINATIONS:
Local Exchange Telephone	$14,936	$13,701	$43,892	$40,297
Communications Services	6,114	3,389	14,017	5,717
Billing / Data Services	1,960	2,622	5,528	8,059
Communications Products	5,140	7,531	17,600	21,150
Intersegment Eliminations	(3,290)	(2,140)	(8,830)	(6,130)

Total Operating Revenues	24,860	25,103	72,207	69,093

NET INCOME

    Consolidated net income for the quarter ended September 30, 1999 was 46.7% lower than the same period in 1998 as illustrated by the following table. The decrease was caused by the after-tax gain of $811,000 on the sale of DTI in September 1998. Without the effects of the gain, consolidated net income would have decreased 32.9% in the third quarter of 1999 compared to the same quarter in 1998. The primary reason for the decrease in profitability for the Company was the net loss recorded by the Billing/Data Services Sector, as it recorded lower revenues and maintained costs at its historic levels by shifting them to the development of its new WRITE2k product. Also contributing to the decline in profitability is the continuing start-up expenses associated with the CLEC operations of the Communications Services Sector.

CONSOLIDATED NET INCOME
QUARTER TREND
(thousands)

	1999	1998
1st Quarter	$2,799	$3,042
2nd Quarter (includes gain in 1999)	$7,644	$3,496
3rd Quarter (includes gain in 1998)	$2,106	$3,948

    Net Income by Business Sectors described in following discussions are shown prior to intercompany eliminations.

BUSINESS SECTOR NET INCOME
(thousands)

	For Quarter Ended		For Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
Net Income
Local Exchange Telephone	$3,404	$3,432	$10,844	$10,154
Communications Services	(76)	151	(510)	117
Billing / Data Services	(108)	274	(432)	1,028
Communications Products	113	334	565	1,057
Corporate, including gains and interest	(1,227)	(243)	2,082	(1,870)

Total Net Income	2,106	3,948	12,549	10,486

Key operating statistics and trends for the Local Exchange Telephone and Communications Services Sectors are shown in the following table.

OPERATING STATISTICS

	For Quarter Ended		For Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
Telephone Access Lines	63,045	60,014	63,045	60,014
Telephone Minutes of Use	79,348,245	76,645,464	239,261,141	232,711,764
Wireless Access Lines	18,751	15,231	18,751	15,231
Wireless Minutes of Use	10,069,846	3,407,543	20,271,328	5,813,871
CLEC Access Lines	2,739	300	2,739	300

A. Material changes in results of operations:

    1.  LOCAL EXCHANGE TELEPHONE—Operating revenues for the third quarter of 1999 after intercompany eliminations increased $482,000 or 3.9% compared with the same period in 1998. For the nine months ended September 30, 1999, operating revenues after eliminations were $1,464,000 or 4.1% higher than the same period in 1998. Local service rates were increased late in the first quarter of 1998. This increase, along with access line growth, accounted for a large part of the increased revenues for the first three quarters of 1999. Increased network usage, internet revenue and intralata long distance revenue accounted for the remaining revenue increase for the respective periods.

    Net income from this business sector prior to intercompany eliminations decreased $28,000 or 0.8% for the third quarter of 1999 compared to the same period in 1998. This incremental decrease was due to the absence of the income from the Midwest Wireless Communication LLC investment since the investment sale in May 1999 and a higher level of operating costs. For the nine months ended September 30, 1999, net income prior to eliminations increased $690,000 or 6.8% as compared to the same period of 1998. This incremental profit increase was due to access lines and minutes of use increases as well as the local service rate increase effective the end of the first quarter of 1998.

    2.  COMMUNICATIONS SERVICES—The Communications Services Sector operates the Company's start-up efforts in the competitive local exchange carrier (CLEC) business, its long distance business and its wireless communications business.

    For the third quarter of 1999, operating revenues for Crystal Communications, Inc. (CLEC business and long distance) after intercompany eliminations were $821,000 compared to $357,000 for the third quarter of 1998. For the nine months ended September 30, 1999, Crystal operating revenues after eliminations were $1,922,000 compared to $899,000 for the first nine months of 1998. This increase was attributable to operating in more markets and increasing customer penetration. Despite the increase in revenues, continuing start-up expenses offset the revenue increase. As Crystal enters each market, it encounters interconnection and logistical costs, sometimes months in advance of revenues from a market. The third quarter 1999 loss for Crystal prior to intercompany eliminations was $700,000 compared to a third quarter 1998 loss of $300,000. For the nine months ended September 30, 1999, Crystal's loss prior to eliminations was $1,803,000 compared to a loss of $607,000 for the nine months ended September 30, 1998.

    Minnesota Southern Wireless Company (southern Minnesota cellular business) was purchased in the second quarter of 1998. The Minneapolis/St. Paul, Minnesota area cellular business was purchased on June 1, 1999. For the third quarter of 1999, MSWC generated revenues from both of these wireless operations after intercompany eliminations of $5,079,000 compared to $3,032,000 for the third quarter of 1998. Net income for MSWC for the third quarter of 1999 prior to intercompany eliminations was $624,000 compared to $451,000 for the same period in 1998. For the nine months ended September 30, 1999, operating revenues and net income for MSWC were $11,796,000 and $1,293,000, respectively, as compared to $4,818,000 and $724,000, respectively, for the same period in 1998.

    3.  BILLING/DATA SERVICES—Operating revenues for the third quarter of 1999 after intercompany eliminations decreased $845,000 or 43.6% compared with the same period in 1998. For the nine months ended September 30, 1999, operating revenues after eliminations were $2,801,000 or 45.9% lower than the nine months ended September 30, 1998. This decline was due to lower contract services as compared to the same period in the prior year. The decline was primarily due to the loss of contract programming and carrier access billing services to a large interexchange carrier. Net income for the third quarter of 1999 prior to intercompany eliminations decreased $382,000 or 139.4% as compared with the same period in 1998. For the nine months ended September 30, 1999, net income prior to eliminations decreased $1,460,000 or 142.0% as compared to the same period in 1998. The decline in net income was largely attributable to the expenses associated with the development of a new software platform with Sepro Telecom International Limited of Dublin, Ireland and the fact that these expenses have not gone down in conjunction with the contract programming revenue decline. The Sepro partnership will produce the sector's next software product offering, WRITE2k. WRITE2k is a wireless/wireline convergent billing system. Beta testing on the new wireless product is being performed in the fourth quarter 1999, and the Company currently anticipates that product sales of the wireless WRITE2K will begin in early 2000. Development of the wireline WRITE2K product will continue into 2000.

    4.  COMMUNICATIONS PRODUCTS—Operating revenues for this sector for the third quarter of 1999 decreased $2,391,000 or 31.7% compared with the same period in 1998. For the nine months ended September 30, 1999, operating revenues decreased $3,550,000 or 16.8% compared with the same period in 1998. The primary reason for the revenue decline was the sale of Digital Techniques, Inc. (DTI), on September 30, 1998. Without the sale of DTI, operating revenues would have increased $2,030,000 or 13.0% for the nine months ended September 30, 1999. Net income for the third quarter of 1999 decreased $221,000 or 66.2% as compared with the same period in 1998. For the nine months ended September 30, 1999, net income decreased $492,000 or 46.5% compared with the same period in 1998. Without the sale of DTI, net income for the first nine months of 1999 would have decreased $120,000 or 17.5% as compared to the same period in 1998.

    5.  COST OF SALES—Consolidated cost of sales decreased $550,000 or 9.0% for the quarter ended September 30, 1999, compared with the same period in 1998. For the nine months ended September 30, 1999, cost of sales were $637,000 or 3.8% higher than the nine months ended September 30, 1998. Without the sale of DTI, consolidated cost of sales would have increased $3,150,000 or 22.0% for the nine months ended September 30, 1999. Cost of sales as a percentage of operating revenues for the Communications Products Sector (which generated most of the cost of sales) was 70.8% for the nine months ended September 30, 1999, compared to 70.5% for the same period in 1998 after excluding DTI operations in 1998. The cost of sales for the Company's other sectors increased from $3,347,000 for the nine-month period ended September 30, 1998 to $5,016,000 for the nine-month period ended September 30, 1999. The increase was mostly attributable to new customer premise equipment (CPE) sales from the Company's CLEC business in the Communications Services Sector.

    6.  OPERATING EXPENSES—Operating expenses for the quarter ended September 30, 1999, increased $625,000 or 6.2% compared with the same period in 1998. For the nine months ended September 30, 1999, operating expenses were $3,613,000 or 13.7% higher than the nine months ended September 30, 1998. Without the addition of MSWC and the sale of DTI, operating expenses would have only increased $1,386,000 or 6.5% for the nine months ended September 30, 1999. The increase in operating expenses is primarily due to the start-up operations of the CLEC business and the increase in WRITE2k development expenses in the Billing/Data Services Sector.

    7.  DEPRECIATION—Depreciation expense for the quarter ended September 30, 1999 was $293,000 or 13.9% higher than for the same period in 1998. For the nine months ended September 30, 1999, depreciation expense was $788,000 or 13.1% higher than the same period in 1998. This increase was attributable to the addition of MSWC and the plant additions in Crystal.

    8.  GAIN ON SALE OF ASSETS—On May 12, 1999, the Company sold its 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota. The Company sold its interest directly back to MWC and recorded a pre-tax gain on the sale of $9,207,000 from the sale price of $12,764,000. The investment was accounted for under the equity method and was included with Investments as of December 31, 1998.

    9.  INTEREST EXPENSE—Interest expense increased $562,000 for the quarter ended September 30, 1999, compared to the same period last year. For the nine months ended September 30, 1999, interest expense was $1,158,000 higher than for the same period in 1998. The increase in interest expense was due to the Company's higher level of borrowing. The Company replaced its $45,000,000 revolving credit facility obtained in April 1998 with a new $90,000,000 revolving credit facility in May 1999. The new revolving credit facility had a weighted average interest rate of 6.80% on September 30, 1999 and was used for the acquisition of the cellular property in the Minneapolis/St. Paul, Minnesota area. The outstanding balance of the revolving credit facility was $69,500,000 on September 30, 1999 and $34,500,000 on December 31, 1998.

B. Material changes in financial condition:

    1.  CAPITAL STRUCTURE—The total capital structure for the Company was $184,100,000 at September 30, 1999, reflecting 39.8% equity and 60.2% debt. This compares to a capital structure of $139,671,000 at December 31, 1998, reflecting 45.8% equity and 54.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends.

    2.  CASH FLOWS—Changes in operating assets and liabilities (net of effects of acquisitions and dispositions) from ordinary operating activities used $96,000 of cash from operations for the nine-month period ended September 30, 1999. This compared to changes in operating assets and liabilities providing cash of $724,000 for the same period in 1998. The increase in cash use reflects an increase in inventory and a decrease in accounts payable offset by a decrease in receivables. Cash provided from operations was also affected by a decrease of $2,339,000 in net income from operations before gain on sale of assets for the nine months ended September 30, 1999 as compared to the same period in 1998. Overall, cash provided by operating activities was $11,310,000 for the nine-month period ended September 30, 1999 compared to $16,199,000 for the nine-month period ended September 30, 1998, reflecting the impact of internal corporate development activities in the Billing/Data Services Sector and the Communications Services Sector.

    Cash flows used in investing activities were $42,428,000 for the nine months ended September 30, 1999 compared to $41,127,000 for the same period in 1998. Capital expenditures relating to ongoing businesses were $16,226,000 during the first nine months of 1999 as compared to $6,485,000 for the same period in 1998. The Company funds the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to modernize and upgrade the Company's telecommunications network, to construct additional network facilities to provide CLEC services, to improve the wireless network of RSA10 and to build out the wireless network of the property purchased in the Minneapolis/St. Paul, Minnesota area. The primary reasons for the increase in the first nine months of 1999 compared to the first nine months of 1998 were capital expenditures used to convert the cellular network from analog to digital, an increase in cellular towers and an increase in building CLEC networks. For the nine months ended September 30, 1999, cash used in investing activities included $39,229,000 for the acquisition of the cellular property in the Minneapolis/St. Paul, Minnesota area. The same period in 1998 included $40,281,000 used to purchase cellular property in southern Minnesota. Also included in cash flows from investing activities for the nine months ended September 30, 1999 were cash proceeds of $12,902,000 from the sale of assets and investments. The sale of the MWC investment yielded $12,764,000 in pre-tax cash proceeds.

    Included in cash flows from financing activities are debt borrowings and repayments and dividend payments. During the first nine months of 1999, the Company borrowed $46,000,000 under the revolving credit facility to cover short-term cash requirements and pay for the acquisition of the cellular property in the Minneapolis/St. Paul area. The Company also made $11,000,000 of debt repayments on the revolving credit facility. Dividend payments for the first nine months of 1999 were $4,531,000 compared to $4,498,000 for the same period in 1998.

    3.  WORKING CAPITAL—Current assets exceeded current liabilities by $9,023,000 as of September 30, 1999, compared to a working capital surplus of $8,981,000 as of December 31, 1998. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 1.6:1.0 as of September 30, 1999 and December 31, 1998.

    4.  LONG-TERM DEBT—The Company's long-term debt as of September 30, 1999, was $110,203,000.

    In May 1999, the Company obtained a $90,000,000 unsecured revolving credit facility with a syndicate of banks to finance the $41,500,000 acquisition of the Minneapolis/St. Paul cellular property and future capital expenditures of the Communications Services Sector. Proceeds from this credit facility were also used to close out the Company's previous $45,000,000 revolving credit facility with the same syndicate of banks. The previous $45,000,000 credit facility was used to finance the $40,300,000 acquisition of the southern Minnesota cellular property known as RSA10. The weighted average interest rate associated with the $90,000,000 credit facility varies with LIBOR rates and was 6.80% at September 30, 1999. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of May 28, 2004. As of September 30, 1999, the Company had drawn $69,500,000 on this credit facility.

    In April 1997, the Company obtained $40,000,000 senior unsecured notes with 15 year maturities to fund the $35,271,000 acquisition of the telephone exchanges in Iowa. The notes accrue interest at 7.11%. No principal payments are due during the first four years.

    As of September 30, 1999, the Company has $703,000 of long term outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

    Provisions of the various notes and credit facilities contain covenants relating to liens, consolidated net worth and cash flow coverage. The Company is in compliance with all debt covenants.

    5.  CAPITAL FROM OPERATIONS—Management believes the Company will be able to generate sufficient working capital internally from operations to meet its immediate operating needs and sustain its historical dividend levels. The Company has completed several acquisitions in the previous six years, which were funded with cash and debt. Growth plans and acquisitions in the future may require additional use of the revolving credit facility. Based on the Company's banking relationships and the level of financing activity taking place in the Company's industry, the Company believes it will continue to be able to obtain required debt financing.

    The Company's stock repurchase program has been funded with internal cash. It is anticipated the same sources will be utilized for financing any future stock repurchases. No shares were repurchased during 1998 or 1999.

    6.  YEAR 2000 COMPLIANCE—The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations. These disruptions may include a temporary inability to process transactions, send invoices or engage in similar normal business activities. Each of the Company's business sectors has organized a committee to analyze Year 2000 compliance.

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

    The Telephone Sector's internal business software consists of a proprietary software package created and maintained by the Company's Billing/Data Services Sector. This software package, Intelesystem, is in the process of being replaced as part of a planned business software upgrade. The Telephone Sector is scheduled to convert to WRITE2k (billing software being co-developed by the Billing/Data Services Sector) in 2001. The Intelesystem software package has been made Year 2000 compliant through program enhancements in the last year.

    The Year 2000 compliance expenditures associated with the Telephone Sector are expected to be less than $100,000, because the majority of the upgrades are normal course-of-business expenses.

COMMUNICATIONS SERVICES  Minnesota Southern Wireless Company is currently being converted to the Billing/Data Services Sector's wireless billing software version of WRITE2k. Parallel testing began in the third quarter with live processing in November 1999. WRITE2k is Year 2000 compliant. Crystal Communications will continue to use the Billing/Data Services Sector's billing software package called EasyTel2000, which is Year 2000 compliant. The Communications Services Sector is using the Great Plains software system for accounting and financial reporting. In 1996, the Company began a three-year migration plan to convert all of the Company's sectors to the Great Plains System for accounting and financial reporting purposes. The Great Plains software system is Year 2000 compliant.

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

BILLING/DATA SERVICES  NIBI utilizes the Great Plains software system as its internal business software system. This system is Year 2000 compliant. Through program enhancements in 1998 and 1999, all of NIBI's billing platforms for its customers have been made Year 2000 compliant.

    The costs of internal resources dedicated to Year 2000 remediation are estimated to be less than $100,000 for the Billing/Data Services Sector.

COMMUNICATIONS PRODUCTS  Collins converted its internal business software to the Great Plains software system in the second quarter of 1999. This conversion took place in the normal course of business and was not influenced by the Year 2000 issue.

YEAR 2000 SUMMARY  To date, the Company's business sectors have incurred less than $200,000 for expenses associated with Year 2000 compliance.

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

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports of Form 8-K.

  (a)
  Exhibit 27. Financial Data Schedule

  (b)
  On August 13, 1999, the Company filed a report on Form 8-K/A presenting the financial statements and pro forma financial information as of and for the year ended December 31, 1998 for the cellular property purchased on June 1, 1999, along with interim financial statements and pro forma financial statements as of and for the period ended May 31, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: November 12, 1999	HICKORY TECH CORPORATION
	By:	/s/ ROBERT D. ALTON, JR. Robert D. Alton, Jr., Chief Executive Officer
	By:	/s/ DAVID A. CHRISTENSEN David A. Christensen, Chief Financial Officer

Exhibit Index to
Form 10-Q for the Quarter Ended September 30, 1999

Exhibit Number	Document Description
27	Financial Data Schedule

QuickLinks

HICKORY TECH CORPORATION September 30, 1999 PART I. FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HICKORY TECH CORPORATION September 30, 1999 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HICKORY TECH CORPORATION September 30, 1999
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HICKORY TECH CORPORATION SEPTEMBER 30, 1999 PART 1. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURES

Exhibit Index to Form 10-Q for the Quarter Ended September 30, 1999