Form 10-Q
period 2000-03-31
HICKORY TECH CORP
filed 2000-05-05
CIK 766561

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-13721

HICKORY TECH CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1524393 (I.R.S. Employer Identification No.)

221 East Hickory Street
Mankato, Minnesota 56002-3248
(Address of principal executive offices and zip code)

(800) 326-5789
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The total number of shares of the registrant's common stock outstanding as of March 31, 2000: 13,804,793.

HICKORY TECH CORPORATION
March 31, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For Three Months Ended
	3/31/2000	3/31/1999
	(In Thousands Except Per Share Amounts)
OPERATING REVENUES:
Telephone	$13,015	$12,069
Communications Services	1,270	479
Wireless Services	4,467	2,903
Billing/Data Services	1,037	1,128
Communications Products	4,286	5,580

TOTAL OPERATING REVENUES	24,075	22,159
COSTS AND EXPENSES:
Cost of Sales	3,003	3,983
Operating Expenses	12,289	10,282
Depreciation	2,604	2,140
Amortization of Intangibles	737	486

TOTAL COSTS AND EXPENSES	18,633	16,891

OPERATING INCOME	5,442	5,268
OTHER INCOME (EXPENSE):
Equity in Net Income of Investees	14	385
Interest and Other Income	47	214
Interest Expense	(2,027)	(1,202)

TOTAL OTHER INCOME (EXPENSE)	(1,966)	(603)

INCOME BEFORE INCOME TAXES	3,476	4,665
INCOME TAXES	1,393	1,866

NET INCOME	$2,083	$2,799

Basic Earnings Per Share	$0.15	$0.20

Dividends Per Share	$0.11	$0.11

Weighted Average Common Shares Outstanding	13,797	13,705

Diluted Earnings Per Share	$0.15	$0.20

Weighted Average Common and Equivalent Shares Outstanding	13,916	13,744

The accompany notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2000

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	3/31/2000	12/31/1999
	Dollars In Thousands
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,557	$2,708
Receivables, Net of Allowance for Doubtful Accounts of $453 and $413	16,027	16,824
Income Taxes Receivable	159	1,002
Inventories	2,602	2,482
Deferred Income Taxes	1,222	1,222
Other	709	598

TOTAL CURRENT ASSETS	23,276	24,836
INVESTMENTS	946	873
PROPERTY, PLANT & EQUIPMENT	167,341	164,979
Less ACCUMULATED DEPRECIATION	79,369	76,793

PROPERTY, PLANT & EQUIPMENT, NET	87,972	88,186
OTHER ASSETS:
Intangible Assets, Net	99,684	100,231
Miscellaneous	704	678

TOTAL OTHER ASSETS	100,388	100,909
TOTAL ASSETS	$212,582	$214,804

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$—	$3,552
Accounts Payable	7,392	12,170
Accrued Interest	20	948
Advanced Billings and Deposits	3,112	2,909
Current Maturities of Long-Term Debt	213	212

TOTAL CURRENT LIABILITIES	10,737	19,791
LONG-TERM DEBT, Net of Current Maturities	117,096	111,149
DEFERRED INCOME TAXES	6,658	6,657
DEFERRED COMPENSATION	2,690	2,731

TOTAL LIABILITIES	137,181	140,328
SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2000, 13,804,793; 1999, 13,787,416	1,380	1,379
Additional Paid-In Capital	4,579	4,221
Retained Earnings	69,442	68,876

TOTAL SHAREHOLDERS' EQUITY	75,401	74,476
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$212,582	$214,804

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended
	3/31/2000	3/31/1999
	Dollars in Thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,083	$2,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,341	2,651
Stock-Based Compensation	225	836
Equity in Net Income of Investees	(14)	(385)
Changes in Operating Assets and Liabilities:
Receivables	1,641	4,910
Inventories	(120)	(304)
Accounts Payable and Accrued Expenses	(5,638)	(1,958)
Advance Billings & Deposits	203	(217)
Deferred Compensation	(40)	(757)
Other	(137)	71

Net Cash Provided by Operating Activities	1,544	7,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant & Equipment	(2,397)	(2,642)
Additions to Capitalized Software Development Costs	(190)	—
Increase in Investments	(59)	(38)
Distributions from Investees	—	103
Proceeds from Sale of Assets	8	23
Other	—	(56)

Net Cash Used In Investing Activities	(2,638)	(2,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	(3,552)	—
Repayments of Debt	(52)	(51)
Borrowings on Line of Credit	6,000	2,000
Repayments on Line of Credit	—	(4,000)
Proceeds from Issuance of Common Stock	65	—
Dividends Paid	(1,518)	(1,508)

Net Cash Provided by (Used In) Financing Activities	943	(3,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(151)	1,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,708	1,133

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,557	$2,610

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
MARCH 31, 2000

PART 1. FINANCIAL INFORMATION

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    The preceding, unaudited, Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows contain all adjustments, representing normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

    The accounting policies of Hickory Tech Corporation (HTC) are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HTC presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulations." An example includes the amount charged as depreciation expense, which reflects estimated lives and methods prescribed by regulators rather than those that might otherwise apply to nonregulated enterprises.

    Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures related to contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of relevant facts and circumstances. Actual results may differ from these estimates and assumptions used in preparing the accompanying consolidated financial statements. The preceding interim results are not necessarily indicative of results for a full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in HTC's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 1. BASIS OF CONSOLIDATION

    The consolidated financial statements of HTC include Hickory Tech Corporation and its subsidiaries. HTC operates in the following five business segments: (i) Telephone Sector, (ii) Communications Services Sector, (iii) Wireless Services Sector, (iv) Billing/Data Services Sector and (v) Communications Products Sector. An investment in an unconsolidated partnership for the Billing/Data Services Sector is accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements. Certain balances for 1999 have been reclassified to conform to the 2000 presentation.

NOTE 2. BUSINESSES

    The business segments of HTC are:

TELEPHONE SECTOR

    HTC's Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. There are four incumbent local exchange carriers (ILECs). Two ILECs provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. One Iowa ILEC provides telephone service for eleven communities in northwest Iowa and another Iowa ILEC provides telephone service for the seven communities of the Amana Colonies in east central Iowa. HTC also owns and operates fiber optic cable facilities in southern and central Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies, primarily to HTC's Minnesota ILECs and HTC's Communications Services Sector.

COMMUNICATIONS SERVICES SECTOR

    This sector provides telephone services as a competitive local exchange carrier (CLEC) to customers in towns in Minnesota and Iowa not currently in HTC's Telephone Sector's service area. HTC's CLEC currently offers local dial tone, long distance and local call internet access services as an alternative choice for local telecommunications service to the incumbent local exchange carrier. This alternative service is currently offered by HTC's CLEC to customers in eight communities in Minnesota and five communities in Iowa. Additional opportunities are being pursued in communities in Minnesota and Iowa. This sector also resells long distance service to HTC's Telephone Sector's southern Minnesota and northern Iowa subscribers.

WIRELESS SERVICES SECTOR

    HTC's Wireless Services Sector owns and operates cellular telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, the sector provides cellular service for Minnesota's Rural Service Area (RSA) 10, under the business name of CellularOne. This business holds 100% of the "A-side" FCC license for seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HTC's Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. On June 1, 1999, HTC acquired the Minneapolis/St. Paul Metro A-2 (Metro A-2) cellular license and property. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 200,000.

BILLING/DATA SERVICES SECTOR

    HTC's Billing/Data Services Sector provides data processing and related services, principally for HTC, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HTC's Billing/Data Services Sector's principal activity is the provision of monthly batch processing of computerized data. In the fourth quarter of 1999, HTC implemented a new billing product (WRITE2k) for HTC's Wireless Services Sector. HTC considers the wireless market, as well as the CLEC market important components in the future of telecommunications. WRITE2k should enable HTC to become a full-service billing provider for all aspects of the telecommunications industry.

COMMUNICATIONS PRODUCTS SECTOR

    The Communications Products Sector's activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota. HTC also uses its business telephone system expertise for HTC ILEC and CLEC operations in Minnesota and Iowa.

NOTE 3. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the quarter increased by potentially dilutive common shares. Potentially dilutive common shares include stock options, stock issued under the employee stock purchase plan (ESPP) and the accrued shares under incentive stock awards.

	For Quarter Ended
	3/31/00	3/31/99
Weighted Average Shares Outstanding	13,796,549	13,704,606
Stock Options	29,812	20,807
Stock Subscribed (ESPP)	13,771	13,349
Accrued Incentive Stock	76,240	5,086

Total Dilutive Shares Outstanding	13,916,371	13,743,848

    Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 2000 and 1999.

Shares Outstanding on Record Date	2000	1999
First Quarter (Feb. 15)	13,799,056	13,708,231

    Dividends per share reflect dividends declared during the applicable quarter divided by the weighted average common shares outstanding during the period.

NOTE 4. INVENTORY

    All inventory at March 31, 2000 and 1999 were raw materials and supplies inventory.

NOTE 5. DEBT

    In May 1999, HTC obtained a $90,000,000 unsecured revolving credit facility with a syndicate of banks to finance the $41,500,000 cellular acquisition of the Minneapolis/St. Paul, Minnesota Metro A-2 service area and future capital expenditures of the Communications Services Sector. Proceeds from this credit facility were also used to repay amounts outstanding under HTC's previous $45,000,000 revolving credit facility. The weighted average interest rate associated with the $90,000,000 credit facility varies with LIBOR rates and was 7.68% at March 31, 2000. The credit facility has no mandatory principal repayment terms and has a termination date of May 28, 2004. As of March 31, 2000, HTC had drawn $76,500,000 on this credit facility, and had $13,500,000 of available credit.

NOTE 6. ACQUISITIONS AND DISPOSITIONS

    On June 1, 1999, HTC acquired the Metro A-2 cellular property. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. The population of the serving area is 200,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based upon their relative fair values. The total purchase price was approximately $41,500,000. HTC allocated $36,600,000 of the purchase price to the FCC license acquired and $4,900,000 to the cellular network and cellular tower sites. HTC financed $30,000,000 of the acquisition from its revolving credit facility and paid the remainder of the purchase price with available funds. The operations of the Metro A-2 acquisition are included in the Wireless Services Sector. On May 12, 1999, HTC sold its 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota to MWC. HTC recorded a pre-tax gain on the sale of $9,207,000 from the sale price of $12,764,000. The after-tax gain on this sale was $5,213,000. The investment was accounted for under the equity method and was included with Investments as of March 31, 1999. The equity interest was reflected in the operations of the Telephone Sector.

NOTE 7. QUATERLY SECTOR FINANCIAL SUMMARY

	Telephone	Comm. Services	Wireless Services	Billing/Data Services	Comm. Products	Corporate and Eliminations	HTC Consolidated
	(In Thousands)
Quarter Ended 3/31/00
Operating Revenue from
Unaffiliated Customers	$13,015	$1,270	$4,467	$1,037	$4,286	$—	$24,075
Intercompany Revenues	700	231	—	1,052	—	(1,983)	—

Total	13,715	1,501	4,467	2,089	4,286	(1,983)	24,075
Depreciation and Amortization	2,026	89	1,025	61	84	56	3,341
Operating Income/(Loss)	6,412	(1,252)	673	129	(162)	(358)	5,442
Net Income/(Loss)	3,785	(745)	386	82	(116)	(1,309)	2,083
Total Assets	97,719	12,897	84,155	4,035	9,992	3,784	212,582
Property, Plant and Equip., Net	59,404	11,982	13,252	2,093	784	457	87,972
Capital Expenditures	1,841	348	112	55	32	9	2,397
Quarter Ended 3/31/99
Operating Revenue from
Unaffiliated Customers	$12,069	$479	$2,903	$1,128	$5,580	$—	$22,159
Intercompany Revenues	389	—	—	646	—	(1,035)	—

Total	12,458	479	2,903	1,774	5,580	(1,035)	22,159
Depreciation and Amortization	1,864	49	531	67	72	43	2,626
Operating Income/(Loss)	6,086	(818)	505	(296)	271	(480)	5,268
Net Income/(Loss)	3,866	(479)	322	(157)	137	(890)	2,799
Total Assets	97,252	2,620	44,449	4,080	9,743	429	158,573
Property, Plant and Equip., Net	52,337	2,136	6,538	2,161	1,243	503	64,918
Capital Expenditures	1,475	278	648	24	210	7	2,642

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q Quarterly Report contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which HTC operates, management's beliefs and assumptions. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause HTC's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this "Management's Discussion and Analysis" (Item 2) and Exhibit 99 to HTC's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. HTC undertakes no obligation to update any of its forward-looking statements for any reason.

OPERATING REVENUES

    Operating revenues were 8.6% higher for the quarter ended March 31, 2000, than for the quarter ended March 31, 1999. The revenue increase was primarily due to the June 1999 cellular property acquisition in the Wireless Services Sector as well as the continued growth of the CLEC business in the Communications Services Sector and the growth in the Telephone Sector

OPERATING INCOME

    Operating income was 3.3% higher for the quarter ended March 31, 2000 than for the quarter ended March 31, 1999. The lower percent increase in operating income versus the operating revenue percent increase was primarily due to the increase in operating expenses of the emerging CLEC business of the Communications Services Sector.

NET INCOME

    Consolidated net income for the quarter ended March 31, 2000 was 25.6% lower than the same period in 1999. The primary reasons for the decrease in profitability for HTC were the additional losses of the emerging CLEC business, increase in interest expenses due to funds borrowed to complete last year's cellular acquisition and an increase in depreciation expense related to capital expenditures and the slow first quarter start in the Communications Product Sector.

A.
Material changes in results of operations:

    1.  TELEPHONE—Operating revenues for the first quarter of 2000 increased $946,000 or 7.8% compared with the same period in 1999. Local service rates were increased in the first quarter of 2000, which contributed to $165,000 of the increase. Access line growth and increased network usage accounted for the remaining revenue increase in the first quarter.

    Operating income increased $326,000 or 5.4% compared with the same period in 1999. Net income from this business sector decreased $81,000 or 2.1% for the first quarter of 2000 compared to the same period in 1999. The decrease in net income was due primarily to the May 1999 sale of HTC's equity ownership in Midwest Wireless Communications (MWC) which contributed income in 1999, the increase in operating expenses associated with the buildout of fiber optic network routes and increases in corporate expenses. In the first quarter of 1999, the Telephone Sector recorded $365,000 in equity income from MWC.

    2.  COMMUNICATIONS SERVICES—For the first quarter of 2000, operating revenues increased $791,000 or 165.1% compared with first quarter 1999. The Communications Services Sector began offering services in January 1999. This increase was attributable to increased market share and customer penetration.

    Despite the increase in revenues, the emerging Communications Services Sector still reported a loss for the quarter. The first quarter 2000 operating loss for the Sector was $434,000 or 53.1% more than the first quarter 1999. The net loss increased $266,000 or 55.5% compared to the first quarter 1999.

    3.  WIRELESS SERVICES—Operating revenues for the first quarter of 2000 increased $1,564,000 or 53.9% compared with the same period in 1999. The acquisition of the Minneapolis/St. Paul Metro A-2 cellular business in June 1999 accounted for a portion of the increase. Without this acquisition, operating revenues would have increased $593,000 or 20.4% for the three month period ended March 31, 2000.

    Operating income increased $168,000 or 33.3% for the first quarter 2000 as compared to the same period in 1999. Net income for the first quarter of 2000 increased $64,000 or 19.9% as compared with the same period in 1999. Without the acquisition of Metro A-2, operating income would have decreased $5,000 or 1.0% and net income would have decreased $38,000 or 11.8% for the first quarter of 2000 as compared to the same period in 1999. Additional wireless network expense due to new towers and the digitalization of the network were the primary causes of the increase in operating expense.

    4.  BILLING/DATA SERVICES—Operating revenues from unaffiliated customers for the first quarter of 2000 decreased $91,000 or 8.1% compared with the same period in 1999. Total operating revenues (including intercompany operating revenues) for the first quarter 2000 increased $315,000 or 17.8% compared with the same period in 1999. As the Billing/Data Services rolls out the newly developed convergence billing system, WRITE2k, the first users of the billing system were internal customers. WRITE2k was implemented in the Wireless Services Sector in November 1999.

    Operating income increased $425,000 or 143.6% in the first quarter 2000 as compared to the same period in 1999. Net income for the first quarter of 2000 increased $239,000 or 152.2% as compared with the same period in 1999. The increase in operating and net income was largely attributable to the rollout of WRITE2k and operating expense controls. WRITE2k is being demonstrated throughout the nation at various industry trade shows.

    5.  COMMUNICATIONS PRODUCTS—Operating revenues for this sector for the first quarter of 2000 decreased $1,294,000 or 23.2% compared with the same period in 1999. Operating income decreased $433,000 or 159.8% and net income decreased $253,000 or 184.7% for the first quarter of 2000 as compared with the same period in 1999. Higher operating expenses, both in dollars and as a percentage of sales resulted in lower net income for the Communications Products Sector in the first quarter of 2000 compared to the first quarter of 1999. Sales volume has not returned to anticipated levels during the first quarter 2000. Customer apprehension with Year 2000 technology concerns on the entire customer premise equipment industry has stymied the growth in this sector through the last three quarters

    6.  COST OF SALES—Consolidated cost of sales decreased $980,000 or 24.6% for the quarter ended March 31, 2000, compared with the same period in 1999. Revenues associated with cost of sales are recorded in the Communications Products Sector. The revenues decreased $1,294,000 or 23.2% during the same period. Communications Products Sector gross margins increased from 28.6% to 29.9% for the quarter ended March 31, 2000 as compared to the same period in 1999.

    7.  OPERATING EXPENSES—Operating expenses for the quarter ended March 31, 2000 increased $2,007,000 or 19.5% compared with the same period in 1999. Without the addition of Metro A-2, operating expenses would have increased $1,210,000 or 11.8% for the three months ended March 31, 2000 relative to the three months ended March 31, 1999. The startup business of the Communications Services Sector and the buildout of the Telephone Sector fiber optic networks have resulted in an increase in operating expenses. HTC believes that operating expenses as a percentage of revenue will likely continue at the higher levels as the Communications Services and Telephone Sectors operations expand.

    8.  DEPRECIATION AND AMORTIZATION—Depreciation expense for the quarter ended March 31, 2000 was $464,000 or 21.7% higher than for the same period in 1999. The wireless tower buildout in the Metro A-2 acquisition and the existing wireless markets as well as the capital expenditures in the emerging CLEC and fiber optic networks account for the increase in depreciation expense. Amortization expense for the quarter ended March 31, 2000 was $251,000 or 51.6% higher than for the same period in 1999. The amortization of the FCC cellular license associated with the Metro-A2 license and amortization of capitalized software development cost related to the Billing/Data Service Sector's WRITE2k billing software are the primary reasons for the increase in amortization expense.

    9.  EQUITY IN NET INCOME OF INVESTEES—The decrease in equity in net income of investees was due primarily to the May 1999 sale of HTC's equity ownership in Midwest Wireless Communications (MWC) which contributed income in 1999. In the first quarter of 1999, the Telephone Sector recorded $365,000 in equity income from MWC.

    10. INTEREST EXPENSE—Interest expense increased $825,000 or 68.6% for the quarter ended March 31, 2000, compared to the same period last year. The increase in interest expense was due to a $90,000,000 revolving credit facility obtained in May 1999. The revolving credit facility had a weighted average interest rate of 7.68% on March 31, 2000 and was used for the acquisition of the Minneapolis/St. Paul Metro A-2 cellular business. The outstanding balance of the revolving credit facility was $76,500,000 on March 31, 2000.

B.
Material changes in financial condition:

    1.  CAPITAL STRUCTURE—The total long-term capital structure (long-term debt plus shareholders' equity) for HTC was $192,497,000 at March 31, 2000, reflecting 39.2% equity and 60.8% debt. This compares to a capital structure of $185,625,000 at December 31, 1999, reflecting 40.1% equity and 59.9% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends.

    2.  CASH FLOWS—Cash provided from operations was $1,544,000 for the three month period ended March 31, 2000 compared to $7,646,000 for the three month period ended March 31, 1999. The decrease is primarily due to changes in accounts payable and accounts receivable.

    Cash flows used in investing activities were $2,638,000 for the three months ended March 31, 2000 compared to $2,610,000 for the same period in 1999. Capital expenditures relating to ongoing businesses were $2,397,000 during the first three months of 2000 as compared to $2,642,000 for the same period in 1999. Capital expenditures were incurred to construct additional network facilities to provide CLEC services, buildout fiber optic networks and wireless networks.

    Included in cash flows from financing activities are debt borrowings and repayments and dividend payments. During the first three months of 2000, HTC borrowed $6,000,000 under the $90,000,000 revolving credit facility to cover cash requirements. Dividend payments for the first three months of 2000 were $1,518,000 compared to $1,508,000 for the same period in 1999.

    3.  WORKING CAPITAL—Current assets exceeded current liabilities by $12,539,000 as of March 31, 2000, compared to a working capital of $5,045,000 as of December 31, 1999. The increase was primarily from borrowings of $6,000,000 on the revolving credit facility to fund capital expenditures of HTC's emerging businesses. The ratio of current assets to current liabilities was 2.2:1.0 as of March 31, 2000 and 1.3:1.0 as of December 31, 1999.

    4.  LONG-TERM DEBT—HTC's long-term debt as of March 31, 2000 was $117,096,000. In May 1999, the Company obtained a $90,000,000 unsecured revolving credit facility with a syndicate of banks to finance the $41,500,000 acquisition of the Minnesota cellular property. The weighted average interest rate associated with this credit facility varies with LIBOR rates and is 7.68% at March 31, 2000. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of May 28, 2004. As of March 31, 2000, the Company had drawn $76,500,000 on this credit facility. As of March 31, 2000, HTC had $40,000,000 of 15-year senior unsecured notes outstanding with institutional investors. The notes accrue interest at 7.11%. No principal payments are due until 2002. Beginning 2002, HTC is required to make annual principal payments of $3,636,000 through 2012.

    As of March 31, 2000, HTC had $596,000 of long-term outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc., a HTC subsidiary in the Telephone Sector.

    Provisions of the various notes and credit facilities contain covenants relating to liens, consolidated net worth and cash flow coverage.

    5.  LIQUIDITY AND CAPITAL RESOURCES—Cash provided by operations and access to new debt continue to be HTC's primary sources of funds. HTC's financial strength continues to be supported by its current ratio (2.2 to 1), its core business cash producing ability (EBITDA, earnings before interest, taxes, depreciation and amortization) and its proven access to debt markets.

    HTC uses a combination of variable interest rate short-term and fixed rate long-term financial instruments as of March 31, 2000. HTC continually monitors the interest rates on its short-term bank loans and long-term senior indebtedness. A higher level of interest expense is likely to occur because of expanded use of the revolving credit facility for additional capital expenditures in the Communications Services Sector and anticipated higher weighted average interest rates. Based on HTC's banking relationships and the level of financing activity taking place in HTC's industry, no difficulty in corporate finance is anticipated by HTC.

    HTC has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of senior debt and bank lines of credit. HTC may use public equity markets in conjunction with further expansion of HTC's debt capacity to fund future growth plans.

    6.  RECENT ACCOUNTING DEVELOPMENTS—In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. HTC is currently evaluating the impact, if any, that SAB No. 101 may have on its revenue recognition policies. Although HTC has not yet determined whether SAB No. 101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy as permitted by the SAB No. 101. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A) to be reflected in HTC's second quarter 2000 financial statements. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will have no impact on HTC's previously reported financial position or cash flows.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    HTC does not have operations subject to risks of foreign currency fluctuations, nor does HTC use derivative financial instruments in its operations or investment portfolio. HTC's earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of the credit facility based on LIBOR had averaged 10% more for the entire quarter, HTC's interest expense would have increased $138,000 for the quarter ended March 31, 2000. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in HTC's financial structure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities.
None
Item 3.	Default Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports of Form 8-K.

    (a) Exhibits

10.	Hickory Tech Corporation Directors' Stock Option, Plan Amended and Restated March 29, 2000
27.	Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2000
HICKORY TECH CORPORATION
	By:	/s/ ROBERT D. ALTON, JR. Robert D. Alton, Jr., Chief Executive Officer
	By:	/s/ DAVID A. CHRISTENSEN David A. Christensen, Chief Financial Officer

HICKORY TECH CORPORATION AND SUBSIDIARIES

     Exhibit Index to
Form 10-Q for the Quarter Ended March 31, 2000

Exhibit Number	Document Description
10	Hickory Tech Corporation Directors' Stock Option Plan, Amended and Restated March 29, 2000
27	Financial Data Schedule

QuickLinks

SIGNATURES
HICKORY TECH CORPORATION AND SUBSIDIARIES