Form 10-Q
period 2000-06-30
HICKORY TECH CORP
filed 2000-08-11
CIK 766561

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-13721

HICKORY TECH CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1524393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 East Hickory Street
Mankato, Minnesota 56002-3248
(Address of principal executive offices and zip code)

(800) 326-5789
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The total number of shares of the registrant's common stock outstanding as of June 30, 2000: 13,832,084.

HICKORY TECH CORPORATION

June 30, 2000

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For Quarter Ended		For Six Months Ended
(In Thousands Except Per Share Amounts)	6/30/2000	6/30/1999	6/30/2000	6/30/1999
OPERATING REVENUES:
Telephone	$13,708	$12,789	$26,723	$24,858
Communications Services	1,411	622	2,681	1,101
Wireless Services	4,835	3,814	9,302	6,717
Information Solutions	1,127	1,083	2,164	2,211
Enterprise Solutions	5,124	6,880	9,410	12,460

TOTAL OPERATING REVENUES	26,205	25,188	50,280	47,347
COSTS AND EXPENSES:
Cost of Sales	3,459	4,951	6,462	8,934
Operating Expenses	13,526	11,996	25,815	22,278
Depreciation	2,696	2,234	5,300	4,374
Amortization of Intangibles	777	569	1,514	1,055

TOTAL COSTS AND EXPENSES	20,458	19,750	39,091	36,641

OPERATING INCOME	5,747	5,438	11,189	10,706
OTHER INCOME (EXPENSE):
Equity in Net Income of Investees	6	101	20	486
Gain on Sale of Assets	271	9,207	271	9,207
Interest and Other Income	81	92	128	306
Interest Expense	(2,252)	(1,429)	(4,279)	(2,631)

TOTAL OTHER INCOME (EXPENSE)	(1,894)	7,971	(3,860)	7,368

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	3,853	13,409	7,329	18,074
INCOME TAXES	1,562	5,765	2,955	7,631

INCOME BEFORE EXTRAORDINARY ITEM	2,291	7,644	4,374	10,443
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF TAX BENEFIT OF $158	233	—	233	—

NET INCOME	$2,058	$7,644	$4,141	$10,443

Basic Earnings Per Share:
Income Before Extraordinary Item	$0.17	$0.56	$0.32	$0.76
Extraordinary Loss on Debt Extinguishment	(0.02)	—	(0.02)	—

Net Income	$0.15	$0.56	$0.30	$0.76

Dividends Per Share	$0.11	$0.11	$0.22	$0.22

Weighted Average Common Shares Outstanding	13,815	13,741	13,806	13,723

Diluted Earnings Per Share:
Income Before Extraordinary Item	$0.17	$0.56	$0.32	$0.76
Extraordinary Loss on Debt Extinguishment	(0.02)	—	(0.02)	—

Net Income	$0.15	$0.56	$0.30	$0.76

Weighted Average Common and Equivalent Shares Outstanding	13,868	13,767	13,864	13,756

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2000

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	6/30/2000	12/31/1999
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,562	$2,708
Receivables, Net of Allowance for Doubtful Accounts of $992 and $413	16,674	16,824
Income Taxes Receivable	259	1,002
Inventories	4,399	2,482
Deferred Income Taxes	1,222	1,222
Other	625	598

TOTAL CURRENT ASSETS	25,741	24,836
INVESTMENTS	282	873
PROPERTY, PLANT & EQUIPMENT	172,785	164,979
Less ACCUMULATED DEPRECIATION	80,838	76,793

PROPERTY, PLANT & EQUIPMENT, NET	91,947	88,186
OTHER ASSETS:
Intangible Assets, Net	99,244	100,231
Miscellaneous	730	678

TOTAL OTHER ASSETS	99,974	100,909

TOTAL ASSETS	$217,944	$214,804

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$3,095	$3,552
Accounts Payable	6,727	12,170
Accrued Interest	501	948
Advanced Billings and Deposits	3,198	2,909
Current Maturities of Long-Term Debt	214	212

TOTAL CURRENT LIABILITIES	13,735	19,791
LONG-TERM DEBT, Net of Current Maturities	118,542	111,149
DEFERRED INCOME TAXES	6,657	6,657
DEFERRED COMPENSATION	2,765	2,731

TOTAL LIABILITIES	141,699	140,328
SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2000, 13,832,084; 1999, 13,787,416	1,383	1,379
Additional Paid-In Capital	4,882	4,221
Retained Earnings	69,980	68,876

TOTAL SHAREHOLDERS' EQUITY	76,245	74,476

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$217,944	$214,804

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
In Thousands	6/30/2000	6/30/1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,141	$10,443
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,814	5,429
Stock-Based Compensation	451	440
Equity in Net Income of Investees	(20)	(486)
Gain Resulting from Sale of Assets	(161)	(9,207)
Provision for Losses on Accounts Receivable	579	58
Extraordinary Loss on Debt Extinguishment	391	—
Changes in Operating Assets and Liabilities:
Receivables	314	2,482
Inventories	(1,917)	(980)
Accounts Payable and Accrued Expenses	(5,903)	(2,662)
Advance Billings & Deposits	289	(518)
Deferred Compensation	34	(675)
Other	(79)	761

Net Cash Provided By Operating Activities	4,933	5,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant & Equipment	(9,075)	(7,928)
Additions to Capitalized Software Development Costs	(310)	—
Increase in Investments	(89)	(50)
Distributions from Investees	700	193
Proceeds from Sale of Assets	176	12,868
Acquisition, Net of Cash Acquired	—	(39,718)

Net Cash Used In Investing Activities	(8,598)	(34,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Cash Overdraft	(457)	—
Payment of Debt Issuance Costs	(369)	—
Repayments of Debt	(40,345)	(103)
Borrowings on Line of Credit	48,500	43,000
Repayments on Line of Credit	(1,000)	(10,000)
Proceeds from Issuance of Common Stock	109	12
Dividends Paid	(2,919)	(3,019)

Net Cash Provided By Financing Activities	3,519	29,890

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146)	340
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,708	1,133

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,562	$1,473

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2000

PART 1.  FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    The preceding, unaudited, Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows contain all adjustments, representing normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods being reported.

    The accounting policies of Hickory Tech Corporation (HickoryTech) are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulations." An example includes the amount charged as depreciation expense, which reflects estimated lives and methods prescribed by regulators rather than those that might otherwise apply to nonregulated enterprises.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in HickoryTech's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 1.  BASIS OF CONSOLIDATION

    The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries. HickoryTech operates in the following five business segments: (i) Telephone Sector, (ii) Communications Services Sector, (iii) Wireless Services Sector, (iv) Information Solutions Sector (formerly Billing/Data Services Sector) and (v) Enterprise Solutions Sector (formerly Communications Products Sector). An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements. Certain cost of sales balances for 1999 have been reclassified to operating expenses to conform to the 2000 presentation. These reclassifications had no effect on previously reported total costs and expenses and net income.

NOTE 2.  BUSINESSES

    The business segments of HickoryTech are:

TELEPHONE SECTOR

    HickoryTech's Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. There are four incumbent local exchange carriers (ILECs). Two ILECs provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. One Iowa ILEC provides telephone service for eleven communities in northwest Iowa and another Iowa ILEC provides telephone service for the seven communities of the Amana Colonies in east central Iowa. HickoryTech also owns and operates fiber optic cable facilities in southern and central Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies, primarily to HickoryTech's Minnesota ILECs and HickoryTech's Communications Services Sector.

COMMUNICATIONS SERVICES SECTOR

    This sector provides telephone services as a competitive local exchange carrier (CLEC) to customers in towns in Minnesota and Iowa not currently in HickoryTech's Telephone Sector's service area. HickoryTech's CLEC currently offers local dial tone, long distance and local call internet access services as an alternative choice for local telecommunications service to the incumbent local exchange carrier. This alternative service is currently offered by HickoryTech's CLEC to customers in eight communities in Minnesota and five communities in Iowa. Additional opportunities are being pursued in communities in Minnesota and Iowa. This sector also resells long distance service to HickoryTech's Telephone Sector's southern Minnesota and northern Iowa subscribers.

WIRELESS SERVICES SECTOR

    HickoryTech's Wireless Services Sector owns and operates cellular telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, the sector provides cellular service for Minnesota's Rural Service Area (RSA) 10, under the business name of HickoryTech Wireless (formerly CellularOne). This business holds 100% of the "A-side" FCC license for seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HickoryTech's Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. On June 1, 1999, HickoryTech acquired the Minneapolis/St. Paul Metro A-2 (Metro A-2) cellular license and property. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 200,000.

INFORMATION SOLUTIONS SECTOR

    HickoryTech's Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech's Information Solutions Sector's principal activity is the provision of monthly batch processing of computerized data. In the fourth quarter of 1999, HickoryTech implemented a new billing product (WRITE2k) for HickoryTech's Wireless Services Sector. HickoryTech considers the wireless market, as well as the CLEC market important components in the future of telecommunications. WRITE2k should enable HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry.

ENTERPRISE SOLUTIONS SECTOR

    The Enterprise Solutions Sector's activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota. HickoryTech also uses its business telephone system expertise for HickoryTech ILEC and CLEC operations in Minnesota and Iowa.

NOTE 3.  EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the quarter increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock issued under the employee stock purchase plan (ESPP).

	For Quarter Ended		For Six Months Ended
	6/30/00	6/30/99	6/30/00	6/30/99
Weighted Average Shares Outstanding	13,815,253	13,741,200	13,805,901	13,723,004
Stock Options Outstanding	36,119	9,279	40,913	17,122
Weighted Average Stock Subscribed (ESPP)	16,945	16,285	16,945	16,285

Weighted Average Dilutive Shares Outstanding	13,868,317	13,766,764	13,863,759	13,756,411

    Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first and second quarters of 2000 and 1999.

Shares Outstanding on Record Date	2000	1999
First Quarter (Feb. 15)	13,799,056	13,708,231
Second Quarter (May 15)	13,817,168	13,741,018

    Dividends per share reflect dividends declared during the applicable quarter divided by the weighted average common shares outstanding during the period.

    Through the first six months of 2000, $119,000 of dividends has been reinvested into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 4.  INVENTORY

    All inventory at June 30, 2000 and 1999 were raw materials and supplies inventory.

NOTE 5.  DEBT

    In June 2000, HickoryTech amended and increased its $90,000,000 unsecured revolving credit facility with a syndicate of banks to $125,000,000. The weighted average interest rate associated with the $125,000,000 credit facility varies with LIBOR rates and was 8.26% at June 30, 2000. The credit facility has no mandatory principal repayment terms and has a termination date of May 28, 2004. As of June 30, 2000, HickoryTech had drawn $118,000,000 on this credit facility, and had $7,000,000 of available credit.

    Proceeds from the increased credit facility were used to repay $40,000,000 of senior unsecured notes dated April 1997. Proceeds from these senior unsecured notes were originally used to fund the acquisition of the telephone exchanges in northwest Iowa. The notes accrued interest at 7.11%. The terms of the notes were such that HickoryTech would have been required to make annual principal payments of $3,636,000 beginning on April 1, 2002 and continuing through 2012. As a result of the extinguishment of the senior unsecured notes, HickoryTech recorded an extraordinary loss of $233,000, net of an income tax benefit of $158,000.

NOTE 6.  ACQUISITIONS AND DISPOSITIONS

    On June 1, 1999, HickoryTech acquired the Metro A-2 cellular property. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. The population of the serving area is 200,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based upon their relative fair values. The total purchase price was approximately $41,500,000. HickoryTech allocated

$36,600,000 of the purchase price to the FCC license acquired and $4,900,000 to the cellular network and cellular tower sites. HickoryTech financed $30,000,000 of the acquisition from its revolving credit facility and paid the remainder of the purchase price with available funds. The operations of the Metro A-2 acquisition are included in the Wireless Services Sector.

    On May 12, 1999, HickoryTech sold its 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota to MWC. HickoryTech recorded a pre-tax gain on the sale of $9,207,000 from the sale price of $12,764,000. The after-tax gain on this sale was $5,213,000. The investment was accounted for under the equity method and was included with Investments prior to its sale in May 1999. The equity interest was reflected in the operations of the Telephone Sector.

NOTE 7.  QUARTERLY SECTOR FINANCIAL SUMMARY

(In Thousands)	Telephone	Comm. Services	Wireless Services	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Quarter Ended 6/30/00
Operating Revenue from Unaffiliated Customers	$13,708	$1,411	$4,835	$1,127	$5,124	$—	$26,205
Intercompany Revenues	709	242	—	1,178	—	(2,129)	—

Total	14,417	1,653	4,835	2,305	5,124	(2,129)	26,205
Depreciation and Amortization	2,032	160	1,038	92	84	67	3,473
Operating Income/(Loss)	6,531	(1,255)	940	165	275	(909)	5,747
Net Income/(Loss)	3,853	(772)	515	99	150	(1,787)	2,058
Total Assets	101,072	13,846	85,686	4,190	9,921	3,229	217,944
Property, Plant and Equip., Net	61,006	12,776	14,894	2,066	746	459	91,947
Capital Expenditures	3,411	1,001	2,200	38	23	5	6,678
Quarter Ended 6/30/99
Operating Revenue from Unaffiliated Customers	$12,789	$622	$3,814	$1,083	$6,880	$—	$25,188
Intercompany Revenues	439	85	—	711	—	(1,235)	—

Total	13,228	707	3,814	1,794	6,880	(1,235)	25,188
Depreciation and Amortization	1,869	70	672	64	78	50	2,803
Operating Income/(Loss)	6,006	(1,042)	606	(312)	569	(389)	5,438
Net Income/(Loss)	3,574	(624)	347	(167)	315	4,199	7,644
Total Assets	90,681	3,376	85,624	3,808	11,562	3,527	198,578
Property, Plant and Equip., Net	52,719	2,874	13,905	2,136	1,235	486	73,355
Capital Expenditures	2,201	699	2,274	39	72	1	5,286
Six Months Ended 6/30/00
Operating Revenue from Unaffiliated Customers	$26,723	$2,681	$9,302	$2,164	$9,410	$—	$50,280
Intercompany Revenues	1,409	473	—	2,230	—	(4,112)	—

Total	28,132	3,154	9,302	4,394	9,410	(4,112)	50,280
Depreciation and Amortization	4,058	249	2,063	153	168	123	6,814
Operating Income/(Loss)	12,943	(2,507)	1,613	294	113	(1,267)	11,189
Net Income/(Loss)	7,638	(1,517)	901	181	34	(3,096)	4,141
Total Assets	101,072	13,846	85,686	4,190	9,921	3,229	217,944
Property, Plant and Equip., Net	61,006	12,776	14,894	2,066	746	459	91,947
Capital Expenditures	5,252	1,349	2,312	93	55	14	9,075

Six Months Ended 6/30/99
Operating Revenue from Unaffiliated Customers	$24,858	$1,101	$6,717	$2,211	$12,460	$—	$47,347
Intercompany Revenues	828	85	—	1,357	—	(2,270)	—

Total	25,686	1,186	6,717	3,568	12,460	(2,270)	47,347
Depreciation and Amortization	3,733	119	1,203	131	150	93	5,429
Operating Income/(Loss)	12,092	(1,860)	1,111	(608)	840	(869)	10,706
Net Income/(Loss)	7,440	(1,103)	669	(324)	452	3,309	10,443
Total Assets	90,681	3,376	85,624	3,808	11,562	3,527	198,578
Property, Plant and Equip., Net	52,719	2,874	13,905	2,136	1,235	486	73,355
Capital Expenditures	3,676	977	2,922	63	282	8	7,928

NOTE 8.  RECENT ACCOUNTING DEVELOPMENT

    In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. HickoryTech is currently evaluating the impact, if any, that SAB No. 101 may have on its revenue recognition policies. Although HickoryTech has not yet determined whether SAB No. 101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy retroactive to January 1, 2000 as permitted by the SAB No. 101. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A and SAB 101B) no later than HickoryTech's fourth quarter 2000 financial statements. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will not have a significant impact on HickoryTech's previously reported financial position or cash flows.

NOTE 9.  SUBSEQUENT EVENT

    On July 21, 2000, HickoryTech announced plans to sell its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. The Amana operation, known as Amana Colonies Telephone Company (ACTC), serves approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. The sale to South Slope Cooperative Telephone Company, Inc. is subject to approval by the Iowa Utilities Board and the Federal Communications Commission. It is anticipated that the sale will occur in the first quarter of 2001. HickoryTech intends to apply the expected proceeds of $6,500,000 from the sale of ACTC to repay a portion of its revolving credit facility. The operations of ACTC are included in the Telephone Sector. For the quarter ended June 30, 2000, ACTC had revenues of $394,000 and operating income of $2,000. For the six months ended June 30, 2000, ACTC had revenues of $771,000 and operating income of $14,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which HickoryTech operates. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause HickoryTech's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this "Management's Discussion and Analysis" (Item 2) and Exhibit 99 to HickoryTech's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

OPERATING REVENUES

    Operating revenues were 4.0% higher for the quarter ended June 30, 2000 than for the quarter ended June 30, 1999. Operating revenues increased 6.2% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The revenue increase was primarily due to the June 1999 cellular property acquisition in the Wireless Services Sector as well as the continued growth of the CLEC business in the Communications Services Sector and the growth in the Telephone Sector

OPERATING INCOME

    Operating income was 5.7% higher for the quarter ended June 30, 2000 than for the quarter ended June 30, 1999. Operating income increased 4.5% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in operating income reflects the overall increase in operating revenue for these periods.

NET INCOME

    Consolidated net income for the quarter ended June 30, 2000 was 73.1% lower than the same period in 1999. The second quarter 2000 included a $233,000 after-tax extraordinary loss related to the early extinguishment of debt. The second quarter of 2000 also included an after-tax gain of $161,000 related to final payment received from the 1998 sale of Digital Techniques, Inc. The second quarter of 1999 included an after-tax gain of $5,213,000 on the sale of HickoryTech's interest in Midwest Wireless ommunications, LLC. Without the effects of the extraordinary loss and these one-time items, consolidated net income would have decreased 12.4% for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. For the six months ended June 30, 2000, consolidated net income decreased 60.3% compared to the six months ended June 30, 1999. Without the effects of the extraordinary loss and these one-time items, net income would have decreased 19.4% for the six months ended June 30, 2000 compared to the same period in 1999. The primary reasons for the decrease in profitability for HickoryTech were the additional losses of the emerging CLEC business, increase in interest expenses due to funds borrowed to complete last year's cellular acquisition and an increase in depreciation expense related to capital expenditures.

A.
Significant changes in Sector results of operations:

    1.  TELEPHONE—Operating revenues for the second quarter of 2000 increased $919,000 or 7.2% compared with the same period in 1999. For the six months ended June 30, 2000, operating revenues were $1,865,000 or 7.5% higher than the same period in 1999. Local service rates were increased in the first quarter of 2000, which contributed $202,000 of the increase for the second quarter and $337,000 of the increase for the six months ended June 30, 2000. Access line growth and increased network usage accounted for the remaining revenue increase in the first two quarters of 2000.

    Operating income increased $525,000 or 8.7% for the quarter ended June 30, 2000 compared with the same period in 1999. For the six months ended June 30, 2000, operating income increased $851,000 or 7.0% over the same period in 1999. Net income from this business sector increased $279,000 or 7.8% for the second quarter of 2000 compared to the same period in 1999. For the six months ended June 30, 2000, net income was $198,000 or 2.7% higher than the same period in 1999. The increase in net income was due primarily to the increase in operating revenues, offset by the May 1999 sale of HickoryTech's equity ownership in Midwest Wireless Communications (MWC) which contributed equity income of $445,000 in the first two quarters of 1999. Increases in corporate expenses and operating expenses associated with the buildout of fiber optic network routes further offset the revenue increase for the first six months of 2000.

    2.  COMMUNICATIONS SERVICES—For the second quarter of 2000, operating revenues increased $789,000 or 126.8% compared with second quarter 1999. For the six months ended June 30, 2000, operating revenues were $1,580,000 or 143.5% higher than the six months ended June 30, 1999. The Communications Services Sector began offering services in January 1999. This increase was attributable to increased market share and customer penetration. On June 30, 2000, the Communications Services Sector had 6,385 access lines in service as compared to 1,711 access lines on June 30, 1999.

    Despite the increase in revenues, the emerging Communications Services Sector still reported a loss for the quarter due to significant start-up fees. The second quarter 2000 operating loss for the Sector was $213,000 or 20.4% more than the second quarter 1999. For the six months ended June 30, 2000, the operating loss increased $647,000 or 34.8% over the same period in 1999. The net loss increased $148,000 or 23.7% compared to the second quarter 1999. For the six months ended June 30, 2000, the net loss increased $414,000 or 37.5% over the first two quarters of 1999.

    3.  WIRELESS SERVICES—Operating revenues for the second quarter of 2000 increased $1,021,000 or 26.8% compared with the same period in 1999. Operating revenues for the six months ended June 30, 2000 increased $2,585,000 or 38.5% compared with the same period in 1999. The acquisition of the Minneapolis/St. Paul Metro A-2 cellular business in June 1999 accounted for a portion of the increase. Without this acquisition, operating revenues would have increased $254,000 or 7.3% for the quarter ended June 30, 2000 and $847,000 or 13.3% for the six months ended June 30, 2000. On June 30, 2000, the Wireless Services Sector had 22,005 retail customers not associated with the Minneapolis/St. Paul Metro A-2 as compared to 17,424 retail customers on June 30, 1999.

    Operating income increased $334,000 or 55.1% for the second quarter 2000 as compared to the same period in 1999. For the six months ended June 30, 2000, operating income was $502,000 or 45.2% higher than the same period in 1999. Net income for the second quarter 2000 increased $168,000 or 48.4% as compared with the same period in 1999. For the six months ended June 30, 2000, net income was $232,000 or 34.7% higher than the same period in 1999. Without the acquisition of Metro A-2, operating income would have increased $244,000 or 26.2% and net income would have increased $61,000 or 10.5% for the first two quarters of 2000 as compared to the same period in 1999.

    4.  INFORMATION SOLUTIONS—Operating revenues from unaffiliated customers for the second quarter of 2000 increased $44,000 or 4.1% compared with the same period in 1999. For the six months ended June 30, 2000, operating revenues from unaffiliated customers decreased $47,000 or 2.1% compared to the same period in 1999. Total operating revenues (including intercompany operating revenues) for the first two quarters of 2000 increased $826,000 or 23.2% compared with the same period in 1999. As the Information Solutions Sector rolls out the newly developed convergence billing system, WRITE2k, the first users of the billing system were internal customers. WRITE2k was implemented in the Wireless Services Sector in November 1999. There have been no WRITE2K revenues recognized from unaffiliated customers.

    Operating income increased $477,000 or 152.9% in the second quarter 2000 as compared to the same period in 1999. Operating income increased $902,000 or 148.4% in the six months ended June 30, 2000 as compared to the same period in 1999. Net income for the second quarter of 2000 increased $266,000 or 159.3% as compared with the same period in 1999. For the six months ended June 30, 2000, net income was $505,000 or 155.9% higher than the same period in 1999. The increase in operating and net income was largely attributable to the rollout of WRITE2k and operating expense controls. WRITE2k is being demonstrated throughout the nation at various industry trade shows.

    5.  ENTERPRISE SOLUTIONS—Operating revenues for this sector for the second quarter of 2000 decreased $1,756,000 or 25.5% compared with the same period in 1999. For the six months ended June 30, 2000, operating revenues decreased $3,050,000 or 24.5% compared to the same period in 1999. Operating income decreased $294,000 or 51.7% and net income decreased $165,000 or 52.4% for the second quarter of 2000 as compared with the same period in 1999. Operating income decreased $727,000 or 86.5% and net income decreased $418,000 or 92.5% for the six months ended June 30, 2000 as compared with the same period in 1999. Higher operating expenses, both in dollars and as a percentage of sales resulted in lower net income for the Enterprise Solutions Sector in the first two quarters of 2000 compared to the first two quarters of 1999. Sales volume has not returned to anticipated levels during the first half of 2000. Sales of telecommunications equipment have been lagging for the independent distribution industry as a whole.

    6.  COST OF SALES—Consolidated cost of sales decreased $1,492,000 or 30.1% for the quarter ended June 30, 2000, compared with the same period in 1999. For the six months ended June 30, 2000, cost of sales decreased $2,472,000 or 27.7% compared with the same period in 1999. Revenues associated with cost of sales are recorded in the Enterprise Solutions Sector. The revenues decreased $3,050,000 or 24.5% during the first two quarters of 2000. Enterprise Solutions Sector gross margins increased from 28.3% to 31.3% for the six months ended June 30, 2000 as compared to the same period in 1999.

    7.  OPERATING EXPENSES—Operating expenses for the quarter ended June 30, 2000 increased $1,530,000 or 12.8% compared with the same period in 1999. For the six months ended June 30, 2000, operating expenses were $3,537,000 or 15.9% higher than the six months ended June 30, 1999. Without the addition of Metro A-2, operating expenses would have increased $2,795,000 or 12.6% for the six months ended June 30, 2000 relative to the six months ended June 30, 1999. The startup business of the Communications Services Sector and the buildout of the Telephone Sector fiber optic networks have resulted in an increase in operating expenses. HickoryTech believes that operating expenses as a percentage of revenue will likely continue at the higher levels as the Communications Services and Telephone Sectors' operations expand.

    8.  DEPRECIATION AND AMORTIZATION—Depreciation expense for the quarter ended June 30, 2000 was $462,000 or 20.7% higher than for the same period in 1999. For the six months ended June 30, 2000, depreciation expense was $926,000 or 21.2% higher than the same period in 1999. The wireless tower buildout in the Metro A-2 acquisition and the existing wireless markets as well as the capital expenditures in the emerging CLEC and fiber optic networks account for the increase in depreciation expense. Amortization expense for the quarter ended June 30, 2000 was $208,000 or 36.6% higher than for the same period in 1999. For the six months ended June 30, 2000, amortization expense was $459,000 or 43.5% higher than the same period in 1999. The amortization of the FCC cellular license associated with the Metro A-2 license and amortization of capitalized software development costs related to the Information Solutions Sector's WRITE2k billing software are the primary reasons for the increase in amortization expense.

    9.  EQUITY IN NET INCOME OF INVESTEES—The decrease in equity in net income of investees was due primarily to the May 1999 sale of HickoryTech's equity ownership in Midwest Wireless Communications (MWC) which contributed income in 1999. The Telephone Sector recorded $80,000 in the second quarter 1999 and $445,000 in the six months ended June 30, 1999 in equity income from MWC.

    10.  INTEREST EXPENSE—Interest expense increased $823,000 or 57.6% for the quarter ended June 30, 2000, compared to the same period last year. For the six months ended June 30, 2000, interest expense was $1,648,000 or 62.6% higher than for the same period in 1999. The increase in interest expense was due to an increase in long term debt of $10,286,000 as of June 30, 2000, compared to June 30, 1999 as well as an increase in the weighted average interest rate on the revolving credit facility of 8.26% on June 30, 2000 as compared to 6.51% on June 30, 1999. The outstanding balance of the revolving credit facility was $118,000,000 on June 30, 2000.

B.
Significant changes in financial condition:

    1.  CAPITAL STRUCTURE—The total long-term capital structure (long-term debt plus shareholders' equity) for HickoryTech was $194,787,000 at June 30, 2000, reflecting 39.1% equity and 60.9% debt. This compares to a capital structure of $185,625,000 at December 31, 1999, reflecting 40.1% equity and 59.9% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for the next twelve months.

    2.  CASH FLOWS—Cash provided from operations was $4,703,000 for the six-month period ended June 30, 2000 compared to $5,085,000 for the six-month period ended June 30, 1999. The decrease is primarily due to decreases in accounts payable.

    Cash flows used in investing activities were $8,608,000 for the six months ended June 30, 2000 compared to $34,635,000 for the same period in 1999. Capital expenditures relating to ongoing businesses were $9,075,000 during the first six months of 2000 as compared to $7,928,000 for the same period in 1999. Capital expenditures were incurred to construct additional network facilities to provide CLEC services, buildout fiber optic networks and wireless networks. For the six months ended June 30, 1999, cash used in investing activities included $39,718,000 for the acquisition of the Metro A-2 cellular license. Also included in cash flows from investing activities for the six months ended June 30, 1999 were cash proceeds of $12,868,000 from the sale of assets and investments, including $12,764,000 from the sale of HickoryTech's equity ownership in MWC.

    Included in cash flows from financing activities are debt borrowings and repayments and dividend payments. During the first six months of 2000, HickoryTech borrowed $48,500,000 under the revolving credit facility to cover cash requirements and to repay $40,000,000 of senior unsecured notes. Dividend payments for the first six months of 2000 were $2,919,000 compared to $3,019,000 for the same period in 1999.

    3.  WORKING CAPITAL—Current assets exceeded current liabilities by $12,006,000 as of June 30, 2000, compared to a working capital of $5,045,000 as of December 31, 1999. The increase was primarily from net borrowings of $7,395,000 on HickoryTech's outstanding debt used to assist in the payment of the significant December 31, 1999 accounts payable associated with the capital expenditures of its emerging businesses. The ratio of current assets to current liabilities was 1.9:1.0 as of June 30, 2000 and 1.3:1.0 as of December 31, 1999.

    4.  LONG-TERM DEBT—HickoryTech's long-term debt as of June 30, 2000 was $118,542,000. In June 2000, HickoryTech amended and increased its $90,000,000 unsecured revolving credit facility with a syndicate of banks to $125,000,000. The proceeds from the amended revolving credit facility were used to repay $40,000,000 of senior unsecured notes. The weighted average interest rate associated with this credit facility varies with LIBOR rates and is 8.26% at June 30, 2000. There are no mandatory principal repayment terms. The unsecured credit facility has a termination date of May 28, 2004. As of June 30, 2000, the Company had drawn $118,000,000 on this credit facility and had $7,000,000 of available credit..

    As of June 30, 2000, HickoryTech had $542,000 of long-term outstanding debt remaining with the Rural Utilities Service and the Rural Telephone Bank for the financing of telephone property, plant and equipment of Mid-Communications, Inc., a HickoryTech subsidiary in the Telephone Sector.

    5.  LIQUIDITY AND CAPITAL RESOURCES—Cash provided by operations and access to new debt continue to be HickoryTech's primary sources of funds. HickoryTech's financial strength continues to be supported by its current ratio (1.9 to 1), its core business cash producing ability (EBITDA, earnings before interest, taxes, depreciation and amortization) and its proven access to debt markets.

    HickoryTech primarily uses variable interest rate financial instruments as of June 30, 2000. HickoryTech continually monitors the interest rates on its bank loans. A higher level of interest expense is likely to occur because of expanded use of the revolving credit facility for additional capital expenditures in the Communications Services Sector and anticipated higher weighted average interest rates.

    HickoryTech has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank lines of credit. HickoryTech may use public equity markets in conjunction with further expansion of HickoryTech's debt capacity to fund future growth plans.

    6.  RECENT ACCOUNTING DEVELOPMENT—In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. HickoryTech is currently evaluating the impact, if any, that SAB No. 101 may have on its revenue recognition policies. Although HickoryTech has not yet determined whether SAB No. 101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy retroactive to January 1, 2000 as permitted by the SAB No. 101. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A and SAB 101B) no later than HickoryTech's fourth quarter 2000 financial statements. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will not have a significant impact on HickoryTech's previously reported financial position or cash flows.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech's earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of the credit facility based on LIBOR had averaged 10% more for the entire quarter, HickoryTech's interest expense would have increased $180,000 for the quarter ended June 30, 2000 and $318,000 for the six months ended June 30, 2000. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in HickoryTech's financial structure.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    None

Item 2.  Changes in Securities.

    None

Item 3.  Default Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  a.
  The annual shareholders' meeting was held on April 10, 2000.

  b.
  Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:
Director	For	Withheld	Broker Nonvotes
Lyle T. Bosacker	10,116,102	118,490	NONE
Myrita P. Craig	10,107,283	127,310	NONE

  c.
  The 1993 Stock Award Plan was also amended at the annual meeting to increase the number of shares available for issuance under the Plan from 750,000 to 1,750,000. The votes to approve this amendment were as follows:
For	Against	Abstain	Broker Nonvotes
5,923,870	1,108,157	318,295	2,884,271

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports of Form 8-K.

  (a)
  Exhibits
4.	Amended and Restated Credit Agreement dated May 30, 2000 by Hickory Tech Corporation, as Borrower, the Lenders hereto and First Union National Bank, as Administrative Agent.
27.	Financial Data Schedule
99.	Agreement for Sale of Amana Colonies Telephone Company Assets Dated July 21, 2000.

  (b)
  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000	HICKORY TECH CORPORATION
	By:	/s/ ROBERT D. ALTON, JR. Robert D. Alton, Jr., Chief Executive Officer
	By:	/s/ DAVID A. CHRISTENSEN David A. Christensen, Chief Financial Officer

HICKORY TECH CORPORATION AND SUBSIDIARIES

Exhibit Index to
Form 10-Q for the Quarter Ended June 30, 2000

Exhibit Number	Document Description
4	Amended and Restated Credit Agreement dated May 30, 2000 by Hickory Tech Corporation, as Borrower, the Lenders hereto and First Union National Bank, as Administrative Agent.
27	Financial Data Schedule
99	Agreement for Sale of Amana Colonies Telephone Company Assets Dated July 21, 2000.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
PART 1. FINANCIAL INFORMATION
  ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
  ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Default Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports of Form 8-K.
SIGNATURES
Exhibit Index to Form 10-Q for the Quarter Ended June 30, 2000