Form 10-Q
period 2000-09-30
HICKORY TECH CORP
filed 2000-11-13
CIK 766561

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The total number of shares of the registrant's common stock outstanding as of September 30, 2000: 13,866,215.

HICKORY TECH CORPORATION

September 30, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For Quarter Ended		For Nine Months Ended
	9/30/2000	9/30/1999	9/30/2000	9/30/1999
	(In Thousands Except Per Share Amounts)
OPERATING REVENUES:
Telephone	$13,827	$12,728	$40,550	$37,586
Communications Services	1,636	821	4,317	1,922
Wireless Services	5,048	5,079	14,350	11,796
Information Solutions	1,021	1,092	3,185	3,303
Enterprise Solutions	4,329	5,140	13,739	17,600

TOTAL OPERATING REVENUES	25,861	24,860	76,141	72,207
COSTS AND EXPENSES:
Cost of Sales	2,755	3,527	9,217	12,461
Operating Expenses	13,637	12,789	39,452	35,067
Depreciation	2,761	2,407	8,061	6,781
Amortization of Intangibles	813	737	2,327	1,792

TOTAL COSTS AND EXPENSES	19,966	19,460	59,057	56,101

OPERATING INCOME	5,895	5,400	17,084	16,106
OTHER INCOME (EXPENSE):
Equity in Net Income of Investees	4	23	24	509
Gain on Sale of Assets	—	—	271	9,207
Interest and Other Income	137	51	265	357
Interest Expense	(2,590)	(1,888)	(6,869)	(4,519)

TOTAL OTHER INCOME (EXPENSE)	(2,449)	(1,814)	(6,309)	5,554

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	3,446	3,586	10,775	21,660
INCOME TAXES	1,360	1,480	4,315	9,111

INCOME BEFORE EXTRAORDINARY ITEM	2,086	2,106	6,460	12,549
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF TAX BENEFIT OF $158	—	—	233	—

NET INCOME	$2,086	$2,106	$6,227	$12,549

Basic Earnings Per Share:
Income Before Extraordinary Item	$0.15	$0.15	$0.47	$0.91
Extraordinary Loss on Debt Extinguishment	—	—	(0.02)	—

Net Income	$0.15	$0.15	$0.45	$0.91

Dividends Per Share	$0.11	$0.11	$0.33	$0.33

Weighted Average Common
Shares Outstanding	13,844	13,755	13,819	13,734

Diluted Earnings Per Share:
Income Before Extraordinary Item	$0.15	$0.15	$0.47	$0.91
Extraordinary Loss on Debt Extinguishment	—	—	(0.02)	—

Net Income	$0.15	$0.15	$0.45	$0.91

Weighted Average Common and Equivalent Shares Outstanding	13,956	13,774	13,887	13,752

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2000

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	9/30/2000	12/31/1999
	(In Thousands Except Share and Per Share Amounts)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$3,052	$2,708
Receivables, Net of Allowance for Doubtful Accounts of $991 and $413	16,647	16,824
Income Taxes Receivable	—	1,002
Inventories	4,469	2,482
Deferred Income Taxes	1,222	1,222
Other	660	598

TOTAL CURRENT ASSETS	26,050	24,836
INVESTMENTS	10,317	873
PROPERTY, PLANT & EQUIPMENT	181,915	164,979
Less ACCUMULATED DEPRECIATION	83,588	76,793

PROPERTY, PLANT & EQUIPMENT, NET	98,327	88,186
OTHER ASSETS:
Intangible Assets, Net	99,608	100,231
Miscellaneous	755	678

TOTAL OTHER ASSETS	100,363	100,909

TOTAL ASSETS	$235,057	$214,804

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$3,537	$3,552
Accounts Payable	6,745	12,170
Income Tax Payable	1,050	—
Accrued Interest	308	948
Advanced Billings and Deposits	3,520	2,909
Current Maturities of Long-Term Debt	965	212

TOTAL CURRENT LIABILITIES	16,125	19,791
LONG-TERM DEBT, Net of Current Maturities	132,237	111,149
DEFERRED INCOME TAXES	6,657	6,657
DEFERRED COMPENSATION	2,841	2,731

TOTAL LIABILITIES	157,860	140,328
SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2000, 13,866,215; 1999, 13,787,416	1,387	1,379
Additional Paid-In Capital	5,267	4,221
Retained Earnings	70,543	68,876

TOTAL SHAREHOLDERS' EQUITY	77,197	74,476

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$235,057	$214,804

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
	9/30/2000	9/30/1999
	In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,227	$12,549
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,388	8,573
Stock-Based Compensation	697	554
Equity in Net Income of Investees	(24)	(509)
Gain Resulting from Sale of Assets	(271)	(9,207)
Provision for Losses on Accounts Receivable	578	123
Extraordinary Loss on Debt Extinguishment	391	—
Changes in Operating Assets and Liabilities:
Receivables	601	65
Inventories	(1,987)	(774)
Accounts Payable and Accrued Expenses	(5,207)	(231)
Advance Billings & Deposits	612	276
Deferred Compensation	110	(593)
Other	(139)	484

Net Cash Provided By Operating Activities	11,976	11,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant & Equipment	(18,228)	(16,226)
Additions to Capitalized Software Development Costs	(523)	—
Increase in Investments	(10,120)	(68)
Distributions from Investees	700	193
Proceeds from Sale of Assets	298	12,902
Acquisition, Net of Cash Acquired	(104)	(39,229)

Net Cash Used In Investing Activities	(27,977)	(42,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Cash Overdraft	(16)	—
Payment of Debt Issuance Costs	(1,229)	—
Repayments of Debt	(40,399)	(155)
Borrowings on Line of Credit	63,100	46,000
Repayments on Line of Credit	(1,100)	(11,000)
Proceeds from Issuance of Common Stock	370	334
Dividends Paid	(4,381)	(4,531)

Net Cash Provided By Financing Activities	16,345	30,648

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344	(470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,708	1,133

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,052	$663

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
SEPTEMBER 30, 2000
PART 1. FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of Hickory Tech Corporation's (HickoryTech) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in HickoryTech's Annual Report on Form 10-K for the year ended December 31, 1999.

    The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following five business segments: (i) Telephone Sector, (ii) Communications Services Sector, (iii) Wireless Services Sector, (iv) Information Solutions Sector (formerly Billing/Data Services Sector) and (v) Enterprise Solutions Sector (formerly Communications Products Sector). An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements.

    Certain expenses reported as costs of sales in 1999 have been reclassified to operating expenses to conform to the 2000 presentation. These reclassifications reduced cost of sales and increased other operating expenses for the three and nine month periods ended September 30, 1999 by $2,036,000 and $5,016,000, respectively. These reclassifications had no effect on previously reported operating income, net income or cash flows.

NOTE 2.  EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Shares used in the diluted earnings per share computation are based on the weighted average number of shares of common stock outstanding during the quarter increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock issued under the employee stock purchase plan (ESPP).

	For Quarter Ended		For Nine months Ended
	9/30/00	9/30/99	9/30/00	9/30/99
Weighted Average Shares Outstanding	13,843,724	13,754,613	13,818,601	13,733,656
Stock Options	112,176	18,988	68,726	18,447
Weighted Average Stock Subscribed (ESPP)	315	403	105	134

Weighted Average Dilutive Shares Outstanding	13,956,215	13,774,004	13,887,432	13,752,237

    Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first three quarters of 2000 and 1999.

Shares Outstanding on Record Date	2000	1999
First Quarter (Feb. 15)	13,799,056	13,708,231
Second Quarter (May 15)	13,817,168	13,741,018
Third Quarter (Aug. 15)	13,833,834	13,744,173

    Dividends per share reflect dividends declared during the applicable quarter divided by the weighted average common shares outstanding during the period.

    Through the first nine months of 2000, $178,000 of dividends has been reinvested into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3.  INVENTORIES

    Inventories at September 30, 2000 and December 31,1999 consist of raw materials and supplies.

NOTE 4.  DEBT

    In September 2000, HickoryTech amended and increased its $125,000,000 unsecured revolving credit facility with a syndicate of banks to a $225,000,000 credit facility. The credit facility is comprised of a $125,000,000 revolving credit facility and a $100,000,000 term loan facility. The available line of credit on the $125,000,000 revolving credit facility decreases in increments beginning in March 2004 with a final maturity date in September 2008. The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 9.12% at September 30, 2000. As of September 30, 2000, HickoryTech had drawn $132,500,000 on this credit facility and had $92,500,000 of available credit.

    In conjunction with the credit facility, HickoryTech was required to purchase $10,000,000 of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs). The RTFC periodically pays patronage capital refunds on the SCCs depending on the amount of interest paid by the holder of the SCCs, among other factors. This investment is accounted for under the cost method of accounting. This method requires HickoryTech to periodically evaluate whether a decrease in value of the investment has occurred which is other than temporary, and if so, to write this investment down to its net realizable value.

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

NOTE 5.  ACQUISITIONS AND DISPOSITIONS

    On July 21, 2000, HickoryTech announced plans to sell its local telephone exchange in Amana, Iowa. The Amana operation, known as Amana Colonies Telephone Company (ACTC), serves approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. The sale is subject to approval by the Iowa Utilities Board and the Federal Communications Commission. HickoryTech expects that the sale will occur in the first quarter of 2001. HickoryTech intends to apply the expected proceeds of $6,500,000 from the sale of ACTC to repay a portion of its credit facility. The operations of ACTC are included in the Telephone Sector. For the quarter ended September 30, 2000, ACTC had revenues of $394,000 and operating income of $1,000. For the nine months ended September 30, 2000, ACTC had revenues of $1,165,000 and operating income of $15,000.

NOTE 6.  QUARTERLY SECTOR FINANCIAL SUMMARY

	Telephone	Comm. Services	Wireless Services	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
	(In Thousands)
Quarter Ended 9/30/00
Operating Revenue from Unaffiliated Customers	$13,827	$1,636	$5,048	$1,021	$4,329	$—	$25,861
Intercompany Revenues	884	258	—	1,178	—	(2,320)	—

Total	14,711	1,894	5,048	2,199	4,329	(2,320)	25,861
Depreciation and Amortization	2,038	161	1,091	100	87	97	3,574
Operating Income/(Loss)	6,676	(1,211)	640	106	(582)	266	5,895
Net Income/(Loss)	3,919	(733)	359	66	(361)	(1,164)	2,086
Total Assets	104,915	17,533	85,414	4,284	10,064	12,847	235,057
Property, Plant and Equip.,Net	64,034	16,208	14,918	2,004	694	469	98,327
Capital Expenditures	3,862	4,619	634	16	12	10	9,153

Quarter Ended 9/30/99
Operating Revenue from Unaffiliated Customers	$12,728	$821	$5,079	$1,092	$5,140	$—	$24,860
Intercompany Revenues	1,846	214	—	868	—	(2,928)	—

Total	14,574	1,035	5,079	1,960	5,140	(2,928)	24,860
Depreciation and Amortization	1,868	80	986	63	81	66	3,144
Operating Income/(Loss)	5,716	(1,142)	1,124	(212)	245	(331)	5,400
Net Income/(Loss)	3,404	(700)	624	(108)	113	(1,227)	2,106
Total Assets	95,511	4,901	85,742	3,568	12,981	1,921	204,624
Property, Plant and Equip.,Net	56,574	4,323	14,008	2,128	1,187	475	78,695
Capital Expenditures	5,197	1,892	1,119	55	27	8	8,298

	Telephone	Comm. Services	Wireless Services	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
	(In Thousands)
Nine Months Ended 9/30/00
Operating Revenue from Unaffiliated Customers	$40,550	$4,317	$14,350	$3,185	$13,739	$—	$76,141
Intercompany Revenues	2,293	731	—	3,408	—	(6,432)	—

Total	42,843	5,048	14,350	6,593	13,739	(6,432)	76,141
Depreciation and Amortization	6,096	410	3,154	253	255	220	10,388
Operating Income/(Loss)	19,619	(3,718)	2,253	400	(469)	(1,001)	17,084
Net Income/(Loss)	11,557	(2,250)	1,260	247	(327)	(4,260)	6,227
Total Assets	104,915	17,533	85,414	4,284	10,064	12,847	235,057
Property, Plant and Equip.,Net	64,034	16,208	14,918	2,004	694	469	98,327
Capital Expenditures	9,114	5,968	2,946	109	67	24	18,228

Nine Months Ended 9/30/99
Operating Revenue from Unaffiliated Customers	$37,586	$1,922	$11,796	$3,303	$17,600	$—	$72,207
Intercompany Revenues	2,674	299	—	2,225	—	(5,198)	—

Total	40,260	2,221	11,796	5,528	17,600	(5,198)	72,207
Depreciation and Amortization	5,601	199	2,189	194	231	159	8,573
Operating Income/(Loss)	17,808	(3,002)	2,235	(820)	1,085	(1,200)	16,106
Net Income/(Loss)	10,844	(1,803)	1,293	(432)	565	2,082	12,549
Total Assets	95,511	4,901	85,742	3,568	12,981	1,921	204,624
Property, Plant and Equip.,Net	56,574	4,323	14,008	2,128	1,187	475	78,695
Capital Expenditures	8,873	2,869	4,041	118	309	16	16,226

NOTE 7.  RECENT ACCOUNTING DEVELOPMENT

    In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. HickoryTech is currently evaluating the impact that SAB No. 101 will have on its revenue recognition policies. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A and SAB 101B) no later than HickoryTech's fourth quarter 2000 financial statements. Management expects that any changes to HickoryTech's revenue recognition policies will be accounted for prospectively as a cumulative effect of a change in accounting policy retroactively to January 1, 2000 as permitted by SAB No. 101. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results nor have a significant impact on HickoryTech's previously reported financial position or cash flows.

NOTE 8.  SUBSEQUENT EVENT

    On October 9, 2000, HickoryTech completed the acquisition of the dial-up Internet customer accounts of Internet Connections in exchange for $1,000,000 in cash. Internet Connections is based in Mankato, Minnesota and has approximately 5,000 Internet customers in southern Minnesota and the Twin Cities area. On September 30, 2000, HickoryTech paid $100,000 as a preliminary payment in the acquisition and has included that amount in Other Assets (noncurrent) on the Balance Sheet. The Internet Connections dial-up Internet business will be combined with the existing 7,000 customer base of dial-up Internet customers included in the Telephone Sector.

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

BUSINESSES

    The business segments of HickoryTech are:

TELEPHONE SECTOR

    HickoryTech's Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. There are four incumbent local exchange carriers (ILECs). Two ILECs provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. One Iowa ILEC provides telephone service for eleven communities in northwest Iowa and another Iowa ILEC provides telephone service for the seven communities of the Amana Colonies in east central Iowa. HickoryTech also owns and operates fiber optic cable facilities in Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies. HickoryTech's Minnesota ILECs and its Communications Services Sector are the primary users of the fiber optic cable facilities.

COMMUNICATIONS SERVICES SECTOR

    This sector provides telephone services as a competitive local exchange carrier (CLEC) to customers in towns in Minnesota and Iowa not currently in HickoryTech's Telephone Sector's service area. HickoryTech's CLEC currently offers local dial tone, long distance and local call Internet access services as an alternative choice for local telecommunications service to the incumbent local exchange carrier. This alternative service is currently offered by HickoryTech's CLEC to customers in eight communities in Minnesota and six communities in Iowa. Additional opportunities are being pursued in communities in Minnesota and Iowa. This sector also resells long distance service to HickoryTech's southern Minnesota and northern Iowa subscribers.

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

INFORMATION SOLUTIONS SECTOR

    HickoryTech's Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech's Information Solutions Sector's principal activity is the provision of monthly batch processing of computerized data. In the fourth quarter of 1999, HickoryTech implemented a new billing product (SuiteSolutions (formerly WRITE2K)) for HickoryTech's Wireless Services Sector. HickoryTech considers the wireless market, as well as the CLEC market important components in the future of telecommunications. SuiteSolutions should enable HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry.

ENTERPRISE SOLUTIONS SECTOR

    The Enterprise Solutions Sector's activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota. HickoryTech also uses its business telephone system expertise for its ILEC and CLEC operations in Minnesota and Iowa.

OPERATING REVENUES

    Operating revenues were 4.0% higher for the quarter ended September 30, 2000 than for the quarter ended September 30, 1999. Operating revenues increased 5.4% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The revenue increase was primarily due to the continued growth of the CLEC business in the Communications Services Sector as well as the June 1999 cellular property acquisition in the Wireless Services Sector and growth in the Telephone Sector rates, access lines and usage.

OPERATING INCOME

    Operating income was 9.2% higher for the quarter ended September 30, 2000 than for the quarter ended September 30, 1999. Operating income increased 6.1% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in operating income primarily reflects the impact of the overall increase in operating revenue for these periods.

NET INCOME

    Consolidated net income for the quarter ended September 30, 2000 was 0.9% lower than the same period in 1999. For the nine months ended September 30, 2000, consolidated net income decreased 50.4% compared to the nine months ended September 30, 1999. The first nine months of 2000 included a $233,000 after-tax extraordinary loss related to the early extinguishment of debt. The first nine months of 2000 also included an after-tax gain of $161,000 related to final payment received from the 1998 sale of Digital Techniques, Inc. The comparable first nine months of 1999 included an after-tax gain of $5,213,000 on the sale of HickoryTech's interest in Midwest Wireless Communications, LLC. Without the effects of the extraordinary loss and these one-time items, net income would have decreased 14.1% for the nine months ended September 30, 2000 compared to the same period in 1999. The primary reasons for the decrease in profitability for HickoryTech were the increase in interest expense due to funds borrowed for capital expenditures required to expand the CLEC business and to complete the 1999 acquisition of the cellular property, as well as the decreased profitability in the Enterprise Solutions Sector.

OPERATING STATISTICS

	9/30/00	9/30/99
Local Telephone Access Lines	64,618	63,045
Local CLEC Access Lines	7,051	2,918
Wireless Customers	23,265	18,751
Long Distance Customers	16,807	10,766
Internet Customers	6,757	5,250

A. Significant changes in sector results of operations:

    1. TELEPHONE—Operating revenues for the third quarter of 2000 increased $1,099,000 or 8.6% compared with the same period in 1999. For the nine months ended September 30, 2000, operating revenues were $2,964,000 or 7.9% higher than the same period in 1999. Local service rates were increased in the first quarter of 2000, which contributed $203,000 of the increase for the third quarter and $540,000 of the increase for the nine months ended September 30, 2000. Access line growth and increased network usage accounted for the remaining revenue increase in the first three quarters of 2000.

    Operating income increased $960,000 or 16.8% for the quarter ended September 30, 2000 compared with the same period in 1999. For the nine months ended September 30, 2000, operating income increased $1,811,000 or 10.2% over the same period in 1999. The increase in operating income for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 was due primarily to the increase in operating revenues. The increase in operating income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was also primarily due to the increase in operating revenues, offset by certain non-capitalizable expenses associated with the buildout of fiber optic network routes.

    2. COMMUNICATIONS SERVICES—For the third quarter of 2000, operating revenues increased $815,000 or 99.3% compared with third quarter of 1999. For the nine months ended September 30, 2000, operating revenues were 2,395,000 or 124.6% higher than the nine months ended September 30, 1999. The Communications Services Sector began offering services in January 1999. This increase was primarily attributable to increased market share and customer penetration. On September 30, 2000, the Communications Services Sector had 7,051 access lines in service as compared to 2,918 access lines on September 30, 1999.

    Despite the increase in revenues, the emerging Communications Services Sector still reported a loss for the quarter due to significant fixed cost components of the operations, primarily administrative and depreciation expense. The third quarter 2000 operating loss for the Sector was $69,000 or 6.1% more than the third quarter 1999. For the nine months ended September 30, 2000, the operating loss increased $716,000 or 23.9% over the same period in 1999.

    3. WIRELESS SERVICES—Operating revenues for the third quarter of 2000 decreased $31,000 or 0.6% compared with the same period in 1999. Operating revenues for the nine months ended September 30, 2000 increased $2,554,000 or 21.7% compared with the same period in 1999. The acquisition of the Minneapolis/St. Paul Metro A-2 cellular business in June 1999 accounted for a portion of the increase. Without this acquisition, operating revenues would have increased $237,000 or 6.0% for the quarter ended September 30, 2000 and $1,085,000 or 10.5% for the nine months ended September 30, 2000. The increases in revenues without the acquisition are primarily due to increases in the number of retail customers. The Wireless Services Sector had 23,265 retail customers on September 30, 2000 as compared to 18,751 retail customers on September 30, 1999. The increased revenue from the increase in the number of retail customers was partially offset by a decrease in roaming rates, along with a decrease in roaming minutes, particularly in the Minneapolis/St. Paul ring where technological changes among other wireless providers has diminished the roaming minutes on wireless service towers.

    Operating income decreased $484,000 or 43.1% for the third quarter of 2000 as compared to the same period in 1999. For the nine months ended September 30, 2000, operating income was $18,000 or 0.8% higher than the same period in 1999. Without the acquisition of Metro A-2, operating income would have increased $100,000 or 6.1% for the first nine months of 2000 as compared to the same period in 1999. The decrease in operating income for the third quarter of 2000 as compared to the third quarter of 1999 was primarily due the roaming rates and minutes decrease, as discussed above, as well the increase in depreciation expense related to the build-out of the cellular network. The increase in operating income for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily due to the increase in retail customers described above.

    4. INFORMATION SOLUTIONS—Operating revenues from unaffiliated customers for the third quarter of 2000 decreased $71,000 or 6.5% compared with the same period in 1999. For the nine months ended September 30, 2000, operating revenues from unaffiliated customers decreased $118,000 or 3.6% compared to the same period in 1999. As the Information Solutions Sector rolls out the newly developed convergence billing system, SuiteSolutions, the first users of the billing system were internal customers. SuiteSolutions was implemented in the Wireless Services Sector in November 1999. There have been no revenues recognized from SuiteSolutions in HickoryTech's consolidated financial statements from unaffiliated customers.

    Operating income increased $318,000 or 150.0% in the third quarter 2000 as compared to the same period in 1999. Operating income increased $1,220,000 or 148.8% in the nine months ended September 30, 2000 as compared to the same period in 1999. The increase in operating income was attributable to operating expense controls and the reassignment of a portion of the computer programmers from computer program maintenance roles (expensed) to program development activities on the SuiteSolutions project (capitalized). SuiteSolutions is being demonstrated throughout the nation at various industry trade shows.

    5. ENTERPRISE SOLUTIONS—Operating revenues for this sector for the third quarter of 2000 decreased $811,000 or 15.8% compared with the same period in 1999. For the nine months ended September 30, 2000, operating revenues decreased $3,861,000 or 21.9% compared to the same period in 1999. Operating income decreased $827,000 or 337.7% for the third quarter of 2000 as compared with the same period in 1999. Operating income decreased $1,554,000 or 143.2% for the nine months ended September 30, 2000 as compared with the same period in 1999. Sales volume has not returned to anticipated levels during the first nine months of 2000. The sales of telecommunications equipment have been lagging for the independent distributor industry as a whole coupled along with Enterprise Solutions' being negatively impacted by delays in the rollout of new products from Nortel, have all attributed to the performance of this Sector during 2000 as compared to 1999.

    6. COST OF SALES—Consolidated cost of sales decreased $772,000 or 21.9% for the quarter ended September 30, 2000, compared with the same period in 1999. For the nine months ended September 30, 2000, cost of sales decreased $3,244,000 or 26.0% compared with the same period in 1999. Revenues associated with cost of sales are recorded in the Enterprise Solutions Sector. The revenues decreased $3,861,000 or 21.9% during the first three quarters of 2000. Enterprise Solutions Sector gross margins increased from 29.2% to 31.5% for the nine months ended September 30, 2000 as compared to the same period in 1999 from a focused effort in the screening of higher margin prospects and the managing of the engineering and installation cycle.

    7. OPERATING EXPENSES—Operating expenses for the quarter ended September 30, 2000 increased $848,000 or 6.6% compared with the same period in 1999. For the nine months ended September 30, 2000, operating expenses were $4,385,000 or 12.5% higher than the nine months ended September 30, 1999. Without the addition of Metro A-2, operating expenses would have increased $3,589,000 or 10.4% for the nine months ended September 30, 2000 relative to the nine months ended September 30, 1999. The fixed costs of early stage operations of the Communications Services Sector and the increase in maintenance expense of the Telephone Sector's fiber optic networks have resulted in an increase in operating expenses. HickoryTech believes that operating expenses as a percentage of revenue will likely continue at the higher levels as the Communications Services and Telephone Sectors' operations expand.

    8. DEPRECIATION AND AMORTIZATION—Depreciation expense for the quarter ended September 30, 2000 was $354,000 or 14.7% higher than for the same period in 1999. For the nine months ended September 30, 2000, depreciation expense was $1,280,000 or 18.9% higher than the same period in 1999. The wireless tower buildout in the Metro A-2 acquisition and the existing wireless markets as well as the capital expenditures in the emerging CLEC and fiber optic networks account for the increase in depreciation expense. Amortization expense for the quarter ended September 30, 2000 was $76,000 or 10.3% higher than for the same period in 1999. For the nine months ended September 30, 2000, amortization expense was $535,000 or 29.9% higher than the same period in 1999. The amortization of the FCC cellular license associated with the Metro A-2 license and amortization of capitalized software development costs related to the Information Solutions Sector's SuiteSolutions billing software are the primary reasons for the increase in amortization expense.

    9. EQUITY IN NET INCOME OF INVESTEES—The decrease in equity in net income of investees was due primarily to the May 1999 sale of HickoryTech's equity ownership in Midwest Wireless Communications (MWC) which contributed income in 1999. The Telephone Sector recorded $445,000 in the nine months ended September 30, 1999 in equity income from MWC.

    10. INTEREST EXPENSE—Interest expense increased $702,000 or 37.2% for the quarter ended September 30, 2000, compared to the same period last year. For the nine months ended September 30, 2000, interest expense was $2,350,000 or 52.0% higher than for the same period in 1999. The increase in interest expense was due to an increase in long term debt of $21,784,000 as of September 30, 2000, compared to September 30, 1999 as well as an increase in the weighted average interest rate on the revolving credit facility of 9.12% on September 30, 2000 as compared to 6.80% on September 30, 1999. The outstanding balance of the revolving credit facility was $132,500,000 on September 30, 2000. HickoryTech expects interest expense to increase in future periods given higher levels of borrowing expected to fund capital expenditures in its emerging businesses.

B. Significant changes in financial condition:

    1. CAPITAL STRUCTURE—The total long-term capital structure (long-term debt plus shareholders' equity) for HickoryTech was $209,434,000 at September 30, 2000, reflecting 36.9% equity and 63.1% debt. This compares to a capital structure of $185,625,000 at December 31, 1999, reflecting 40.1% equity and 59.9% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for the next twelve months.

    2. CASH FLOWS—Cash provided from operations was $11,976,000 for the nine-month period ended September 30, 2000 compared to $11,310,000 for the nine-month period ended September 30, 1999. Cash flows from operations for the nine months ended September 30, 2000 were primarily attributable to net income plus depreciation and amortization partially offset by increases in inventory in the Telephone Sector and decreases in accounts payable relating to timing of payments. Cash flows from operations for the nine months ended September 30, 1999 were primarily attributable to net income plus depreciation and amortization partially offset by the gain resulting from the sale of the equity ownership in Midwest Wireless Communications LLC (MWC).

    Cash flows used in investing activities were $27,977,000 for the nine months ended September 30, 2000 compared to $42,428,000 for the same period in 1999. Capital expenditures relating to ongoing businesses were $18,228,000 during the first nine months of 2000 as compared to $16,226,000 for the same period in 1999. Capital expenditures were incurred to construct additional network facilities to provide CLEC services, buildout fiber optic networks and wireless networks. For the nine months ended September 30, 2000, cash used in investing activities included a $10,000,000 investment in Rural Telephone Finance Cooperative (RTFC) which was required as part of HickoryTech's new revolving credit facility entered into in September 2000. For the nine months ended September 30, 1999, cash used in investing activities included $39,229,000 for the acquisition of the Metro A-2 cellular license. Also included in cash flows from investing activities for the nine months ended September 30, 1999 were cash proceeds of $12,902,000 from the sale of assets and investments, including $12,764,000 from the sale of HickoryTech's equity ownership in MWC.

    Cash flows provided by financing activities was $16,345,000 for the nine-month period ended September 30, 2000 compared to $30,648,000 for the nine-month period ended September 30, 1999. Included in cash flows from financing activities are debt borrowings, repayments, and dividend payments. During the first nine months of 2000, HickoryTech borrowed $63,100,000 under the revolving credit facility to cover cash requirements, primarily for capital expenditures, and to repay $40,000,000 of senior unsecured notes. During the first nine months of 1999, HickoryTech borrowed $46,000,000 under the revolving credit facility primarily to fund the acquisition of the Metro A-2 cellular license. Dividend payments for the first nine months of 2000 were $4,381,000 compared to $4,531,000 for the same period in 1999.

    3. WORKING CAPITAL—Working capital was $9,925,000 as of September 30, 2000, compared to working capital of $5,045,000 as of December 31, 1999. The increase is primarily due to the decrease in accounts payable and increase in inventories. The ratio of current assets to current liabilities was 1.6:1.0 as of September 30, 2000 and 1.3:1.0 as of December 31, 1999.

    4. LONG-TERM DEBT—HickoryTech's long-term debt as of September 30, 2000 was $132,237,000. In September 2000, HickoryTech amended and increased its $125,000,000 unsecured revolving credit facility with a syndicate of banks to a $225,000,000 credit facility. The credit facility is comprised of a $125,000,000 revolving credit facility and a $100,000,000 term loan facility. The available line of credit on the $125,000,000 revolving credit facility decreases in increments beginning in March 2004 with a final maturity date in September 2008. The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 9.12% at September 30, 2000. As of September 30, 2000, HickoryTech had drawn $132,500,000 on this credit facility and had $92,500,000 of available credit.

    In conjunction with the credit facility, HickoryTech was required to purchase $10,000,000 of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs). The RTFC periodically pays patronage capital refunds on the SCCs depending on the amount of interest paid by the holder of the SCCs, among other factors.

    In June 2000, HickoryTech amended and increased its $90,000,000 unsecured revolving credit facility with a syndicate of banks to $125,000,000. Proceeds from the increased credit facility were used to repay $40,000,000 of senior unsecured notes dated April 1997. Proceeds from these senior unsecured notes were originally used to fund the acquisition of the telephone exchanges in northwest Iowa. This debt extinguishment resulted in an extraordinary loss of $233,000 net of income taxes of $158,000.

    5. LIQUIDITY AND CAPITAL RESOURCES—Cash provided by operations and access to new debt continue to be HickoryTech's primary sources of funds. HickoryTech's financial strength continues to be supported by its current ratio (1.6 to 1), cash flows generated by operations, and borrowings under the credit facilities described above.

    HickoryTech primarily uses variable interest rate financial instruments as of September 30, 2000. HickoryTech continually monitors the interest rates on its bank loans. A higher level of interest expense is likely to occur because of expanded use of the credit facility for additional capital expenditures in the Communications Services Sector and generally increasing interest rates.

    On July 21, 2000, HickoryTech announced plans to sell its local telephone exchange in Amana, Iowa. Refer to Note 5 for further discussion of this disposition.

    On October 2, 2000, HickoryTech completed the acquisition of the dial-up Internet customer accounts of Internet Connections. Refer to Note 8 for further discussion of this acquisition.

    HickoryTech has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank lines of credit. HickoryTech may use public equity markets in conjunction with further expansion of HickoryTech's debt capacity to fund future growth plans.

    6. RECENT ACCOUNTING DEVELOPMENT—In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. HickoryTech is currently evaluating the impact that SAB No. 101 will have on its revenue recognition policies. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A and SAB 101B) no later than HickoryTech's fourth quarter 2000 financial statements. Management expects that any changes to HickoryTech's revenue recognition policies will be accounted for prospectively as a cumulative effect of a change in accounting policy retroactively to January 1, 2000 as permitted by the SAB No. 101. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will not have a significant impact on HickoryTech's previously reported financial position or cash flows.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech's earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech's long-term debt based on variable rates had averaged 10% more for the entire quarter and nine months ended September 30, 2000, HickoryTech's interest expense would have increased $259,000 for the quarter ended September 30, 2000 and $577,000 for the nine months ended September 30, 2000. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None
Item 2.	Changes in Securities. None
Item 3.	Default Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None
Item 5.	Other Information. None.
Item 6.	Exhibits and Reports of Form 8-K. (a) Exhibits

4. Second Amended and Restated Credit Agreement dated as of September 21, 2000, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to herein, and First Union National Bank, as Administrative Agent.
27. Financial Data Schedule
(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2000	HICKORY TECH CORPORATION
	By:	/s/ ROBERT D. ALTON, JR. Robert D. Alton, Jr., Chief Executive Officer
	By:	/s/ DAVID A. CHRISTENSEN David A. Christensen, Chief Financial Officer

HICKORY TECH CORPORATION AND SUBSIDIARIES

Exhibit Index to

Form 10-Q for the Quarter Ended September 30, 2000

Exhibit Number	Document Description
4	Second Amended and Restated Credit Agreement dated as of September 21, 2000 by and among Hickory Tech Corporation, as Borrower, the Lenders referred to herein, and First Union National Bank, as Administrative Agent.
27	Financial Data Schedule

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS.
HICKORY TECH CORPORATION SEPTEMBER 30, 2000 PART 1. FINANCIAL INFORMATION
  ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
  ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
SIGNATURES