Form 10-K
period 2000-12-31
HICKORY TECH CORP
filed 2001-03-29
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

 Common Stock, No Par Value
 Preferred Stock Purchase Rights
Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                                                          Yes      X      No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

As of March 5, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was $211,301,440 based on the last sale price of $16.00 on The Nasdaq National Market.

The total number of shares of the registrant's common stock outstanding as of March 5, 2001:  13,886,669.

Documents Incorporated by Reference: Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2000 (“Annual Report”) are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2001 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business.

GENERAL

Hickory Tech Corporation (HickoryTech) is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. From those roots, it has expanded into five business segments and nine operating companies. HickoryTech’s core business is the operation of four incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services commonly associated with ILECs. In addition in 1998, HickoryTech undertook business startup initiatives in long distance, internet access and competitive local exchange carrier (CLEC) businesses. This business takes advantage of HickoryTech’s telecommunications expertise and expands service into areas served by other ILECs. HickoryTech also provides wireless telecommunications services to customers in and in the area surrounding its ILEC service territory in Minnesota and also in an area surrounding Minneapolis/St. Paul. As additional lines of business, HickoryTech provides data processing services to the telecommunications industry and installs and maintains telephone systems.

The nine subsidiaries of HickoryTech and the business segments they operate in are:

   TELEPHONE SECTOR
   -    Mankato Citizens Telephone Company (MCTC)
   -    Mid-Communications, Inc. (Mid-Comm)
   -    Heartland Telecommunications Company of Iowa (Heartland)
   -    Amana Colonies Telephone Company (ACTC)
   -    Cable Network, Inc. (CNI)

   COMMUNICATIONS SERVICES SECTOR
   -    Crystal Communications, Inc. (Crystal)

   WIRELESS SERVICES SECTOR
   -   Minnesota Southern Wireless Company (MSWC)

   INFORMATION SOLUTIONS SECTOR
   -   National Independent Billing, Inc. (NIBI)

   ENTERPRISE SOLUTIONS SECTOR
   -  Collins Communications Systems Co. (Collins)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. These services are repetitive and recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction and maintenance of telephone landline and wireless fixed assets, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

The materials and supplies which are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of HickoryTech’s ILEC central office switches and wireless switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are the Nortel brand. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk.

As of December 31, 2000, HickoryTech had 552 full-time equivalent employees.

ACQUISITIONS

On October 9, 2000, HickoryTech acquired the dial-up internet customer accounts of Internet Connections, a Mankato-based internet service provider. Internet Connections had approximately 5,000 internet customers in southern Minnesota.

On June 1, 1999, HickoryTech acquired the Minneapolis/St. Paul Metro A-2 cellular license and property. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. The population of the serving area is approximately 170,000.

DISPOSITIONS

On July 21, 2000, HickoryTech announced plans to sell its telephone exchange in Amana, Iowa (ACTC). ACTC serves approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. The operations of ACTC are included in the Telephone Sector.

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

INDUSTRY SEGMENTS

HickoryTech’s operations are conducted in the following five segments:

TELEPHONE SECTOR

MCTC, Mid-Comm, Heartland and ACTC are ILECs and CNI is a fiber optic network company. Together they provide telephone-related services and are combined into HickoryTech’s Telephone Sector. None of the companies in the Telephone Sector experienced major changes in scope or direction of their operations during the past year. MCTC owns and operates an independent telephone system serving the cities of Mankato and North Mankato and adjacent rural areas in Blue Earth and Nicollet Counties in south central Minnesota, approximately 75 miles south of Minneapolis/St. Paul. Mid-Comm provides telephone services to the communities of Amboy, Cambria, Eagle Lake, Garden City, Good Thunder, Judson, Lake Crystal, Madison Lake, Mapleton, Pemberton, St. Clair and Vernon Center and to the surrounding rural areas located primarily in Nicollet and Blue Earth Counties in south central Minnesota. The Mid-Comm service territory is adjacent to and surrounds the MCTC service territory. Heartland provides service to the northwest Iowa communities of Akron, Bancroft, Boyden, Doon, Hawarden, Hull, Ireton, Lakota, Rock Rapids, Rock Valley and Sibley. ACTC provides telephone services to the Amana Colonies in east central Iowa. CNI owns and operates fiber optic cable facilities in southern and central Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies, primarily to MCTC and Mid-Comm.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, from access services charged to interexchange carriers and from the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and from providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies are provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by the same work force. Heartland and ACTC derive their principal revenues and income from local services charged to subscribers in their respective service areas in Iowa and from providing interexchange access for their subscribers. Interexchange telephone access is provided by all four of HickoryTech’s telephone subsidiaries by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland and ACTC are also public utilities, which operate pursuant to certificates of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm, Heartland and ACTC. None of CNI’s operations are subject to regulation by the Minnesota Public Utilities Commission. Due to the size of HickoryTech’s operations in Minnesota and in Iowa, these state agencies do not regulate the rate of return or profits of HickoryTech’s telephone operations. Local service rates are filed as tariffs with the applicable state regulatory authority. At the present time, Iowa’s level of regulation of local service rates is less restrictive than Minnesota’s. The Minnesota state telephone industry regulates ILECs with less than 50,000 customers by regulating their prices instead of their profits. HickoryTech’s two Minnesota telephone subsidiaries fall under this reduced level of regulation. HickoryTech’s telephone subsidiaries’ local service rates are below most neighboring ILECs. This relieves HickoryTech of substantial regulatory oversight. Regardless of whether a particular rate is subject to regulatory review, HickoryTech’s ability to change rates will be determined by various factors, including economic and competitive circumstances. Due to the rural nature of HickoryTech’s service territory and the relatively small size of HickoryTech’s service territory in each state, management does not expect state or federal regulation to materially impact HickoryTech’s operations in the near future.

As local exchange telephone companies, MCTC, Mid-Comm, Heartland and ACTC provide end office switching and ancillary services to long distance interexchange carriers. These relationships allow HickoryTech’s telephone subscribers to place long distance telephone calls. By paying access charges on the long distance calls of all of the individual customers who use their service, the long distance interexchange carriers are large customers of HickoryTech, but individually none of them represent more than ten percent of HickoryTech’s consolidated revenues.

Alternatives to HickoryTech service include customers leasing private line switched voice and data services in or adjacent to the territories served by HickoryTech, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to HickoryTech’s long-term ability to provide local exchange service at economical rates.

In order to meet this competition, HickoryTech has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of HickoryTech’s switches, remote switching technology to within 12,000 feet of every customer in the local network, installation of over 500 miles of fiber optic cable and installation of SS7 (an out-of-band system) for all of its access lines. HickoryTech has also protected its interexchange network with fiber-ring (redundant route designs which allow traffic to re-route if trouble appears in the line), which allows HickoryTech to provide a very reliable level of service to its customers.

Competition from CLECs in HickoryTech’s ILEC service area has only developed in one of HickoryTech’s 24 exchanges. In the city of Hawarden, Iowa, the municipal city government overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 700 access lines or approximately 40% of that city’s business from HickoryTech. The impact of this is already recorded in the 2000 and 1999 financial results and HickoryTech management does not believe there will be significant further impact from competition in Hawarden.

Competition is less likely to be a factor in rural areas because population densities are much lower than in urban areas and rural LECs, such as the ones operated by HickoryTech, are advanced in terms of technology. HickoryTech has already begun to respond to competitive changes with active programs to market products and to engineer its infrastructure.

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

COMMUNICATIONS SERVICES SECTOR

Crystal began operations in January 1998 as a new startup business. The passage of the Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies. Crystal offers local dial tone, long distance and local call internet access services as a CLEC business to customers in towns in southern Minnesota and Iowa not in HickoryTech’s Telephone Sector’s service area. This alternative service is currently being offered by Crystal to customers in Ellendale, Faribault, Janesville, New Richland, Nicollet, Northfield, St. Peter and Waseca in Minnesota, as well as Adel, Ankeny, Urbandale, West Des Moines and Winterset in Iowa. Crystal plans to expand into several new communities each year. Crystal’s primary strategy is to provide service by overbuilding the ILEC with new telecommunications switching networks and telephone lines, thus the pace of expansion is dictated by engineering and construction. Crystal also resells long distance service to HickoryTech’s Telephone Sector’s southern Minnesota and northwestern Iowa subscribers.

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

Crystal is not dependent upon any single customer or small group of customers. No one customer accounts for ten percent or more of HickoryTech’s consolidated revenues in the Communications Services Sector.

WIRELESS SERVICES SECTOR

MSWC owns and operates a cellular phone business in Minnesota’s Rural Service Area (RSA) 10. This business holds the  “A-side” FCC license for seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HickoryTech’s Minnesota telephone service area and serves a population of approximately 230,000. On June 1, 1999, the Metro A-2 cellular property was acquired. This cellular property surrounds metropolitan Minneapolis/St. Paul with a service area population of approximately 170,000.

MSWC derives its principal revenues and income from providing cellular telephone service to the seven counties in south central Minnesota where it has retail customers, local service and roaming traffic and from the six counties surrounding the metropolitan Minneapolis/St. Paul area where it has only roaming revenue at this time.

MSWC directly competes against one local cellular company in southern Minnesota and multiple wireless companies offering service in the Minneapolis/St. Paul area. HickoryTech’s wireless businesses share the market with other wireless providers of the PCS (personal communications services) type and may see growth in business regardless of its market share growth due to the rapidly expanding market in total. MSWC will require additional investment of assets to build the infrastructure to provide high quality service to this service area.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector (formerly Billing/Data Services Sector) provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. The computer operations of NIBI are considered a separate segment of business in HickoryTech’s consolidated financial statements. NIBI's principal activity is the provision of monthly batch processing of computerized data. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping, carrier access bills and general accounting and payroll services. NIBI also provides certain billing clearinghouse functions for interexchange carriers. NIBI obtains specialty programming contracts with these carriers due to its expertise in the telecommunications field. NIBI generates revenues from the initial sale of software products as well as related support and contract programming services.

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

HickoryTech’s Information Solutions Sector is developing a new convergent billing product called SuiteSolution (formerly WRITE2k). In the fourth quarter of 1999, NIBI implemented this billing product in HickoryTech’s Wireless Services Sector. HickoryTech considers the wireless market, whether it is cellular, personal communications services (PCS) or paging, an important component in the future of telecommunications.  SuiteSolution is also being designed as a CLEC and an ILEC data processing product and should enable NIBI to become a full-service billing provider for all aspects of the telecommunications industry.

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

ENTERPRISE SOLUTIONS SECTOR

Through Collins, the Enterprise Solutions Sector (formerly Communications Products Sector) activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota. Collins also provides the business telephone system expertise for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service needs. Products consist of telecommunication platforms such as Nortel and Octel on the voice side of Collins' business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Collins specializes in the quality custom installation and maintenance of wide area networking, local networking and transport solutions in telecommunications for end user customers.

Revenues are primarily earned by the sales, installation and service of business telephone systems. Collins continues its commitment to service and support of its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. Its activities are a commodity business and no one customer accounts for ten percent or more of HickoryTech’s consolidated revenues in the Enterprise Solutions Sector.

There are several companies competing in the communications products market in which Collins operates. Competition is based primarily on price and service. No one company is dominant in this field. Collins offers customer premises telephone equipment through well-trained and experienced market representatives with long-term customer relationships. It also enjoys a very strong reputation for quality service. Collins has built a strong base of customers and it is Collins' goal to derive 60-70% of its revenue from sales to its base.

OTHER REGULATION

There are no material portions of the businesses of HickoryTech or its subsidiaries that may be terminated or adversely affected by government regulations.

HickoryTech does not anticipate any material effects on their capital expenditures, earnings or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

Since the mid-1980's, HickoryTech’s business strategy has been to position itself as a "one-stop" telecommunications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs. HickoryTech has several competitive advantages: its prices and costs are low; its service reputation is high; its investment in technology has been strong and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to HickoryTech that competition in this industry remain open on an equal basis to all providers. HickoryTech has chosen to participate in the competitive trend by establishing its Communications Services Sector.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report, Management's Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which HickoryTech operates and management's beliefs and assumptions. HickoryTech is developing several internal growth businesses, including its Communications Services Sector, its Wireless Services Sector and its SuiteSolution product in the Information Solutions Sector, and in this Form 10-K is making certain forward-looking statements about these growth businesses. Such forward-looking statements are subject to uncertainties that could cause HickoryTech's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this Item 1, "Management's Discussion and Analysis" in Item 7 and Exhibit 99, which is incorporated herein by reference.  You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made.  HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

Item 2. Properties.

HickoryTech’s business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment.  At December 31, 2000, HickoryTech’s gross property, plant and equipment of $203,362,000 consisted primarily of telephone wire, cable and switches. HickoryTech owns or leases the telephone property, plant and equipment which it utilizes to operate its telephone systems. The four telephone subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech's Telephone and Communications Services Sectors own the telephone network, including telephone outside plant, fiber-optic cable and central office equipment, over which they provide services to their customers. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including both local and long distance service. The capacity for furnishing these services both currently and in the future are under ongoing review by HickoryTech’s engineering staff. Facilities are placed in full use after installation and appropriate testing under the guidance associated with multi-year capital expenditure plans.

HickoryTech’s principal properties are the following:

(1)      MCTC's general offices and principal central office exchange building are located in downtown Mankato, Minnesota.  This facility is owned by MCTC and is a three-level brick and stone building containing approximately 60,000 square feet of floor space.  Portions of this building are leased to HickoryTech for its general offices and to NIBI for its data processing equipment.

(2)      MCTC’s main warehouse is located in Mankato, Minnesota.  The warehouse, built in 1996, is owned by MCTC and is a one-story concrete building containing approximately 48,000 square feet.  The warehouse is used to store vehicles and supplies and is also used as office space for engineering and outside telephone personnel.

(3)      Heartland’s main central office equipment is located in a one-story brick structure owned by Heartland in Rock Rapids, Iowa. Heartland also leases general office space in Rock Valley, Iowa.

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

(7)      NIBI owns a three-story building in Mankato, Minnesota.  The building contains 17,000 square feet.  NIBI owns a mainframe computer and related peripheral equipment that it uses to provide data processing services for HickoryTech and other customers. This mainframe computer data center is operated in leased space in MCTC’s general office building in downtown Mankato. NIBI also leases general office space in Minneapolis, Minnesota for NIBI programmers to access the mainframe computer data center from a remote location.

(8)      Collins leases building and warehouse space in Roseville, Minnesota.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2000 Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of HickoryTech is traded on The Nasdaq National Market under the symbol “HTCO”.

The following table sets forth for the period indicated, the high and low closing sales price of the common stock.

		High	Low
2000	4th Quarter	$23.0000	$18.3750
	3rd Quarter	$22.2500	$13.7500
	2nd Quarter	$15.5000	$11.9375
	1st Quarter	$15.0000	$12.9375
1999	4th Quarter	$15.3125	$12.7500
	3rd Quarter	$14.0000	$9.8750
	2nd Quarter	$11.2500	$10.0000
	1st Quarter	$14.2500	$10.2500

As of March 5, 2001, there were approximately 3,300 holders of record of common stock, registered and in street name accounts.

HickoryTech has declared quarterly dividends on its common stock of $.11 per share during the two years ended December 31, 2000. A quarterly cash dividend of $.11 per share was paid on March 5, 2001 to stockholders of record at the close of business on February 15, 2001.

Item 6.        Selected Financial Data.

"Selected Financial and Operating Data" included on page 35 of the Annual Report is incorporated by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis” included on pages 14 to 20 of the Annual Report is incorporated by reference.

          Item 8.        Financial Statements and Supplementary Data.

"Financial Statements" and "Notes to Consolidated Financial Statements" included on pages 21 to 35 of the Annual Report is incorporated by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10.         Directors and Executive Officers of HickoryTech.

Information as to Directors and Executive Officers of HickoryTech included on pages 3 and 5 of the Proxy Statement and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of the Proxy Statement are incorporated by reference.

Item 11.         Executive Compensation.

Information as to executive compensation included on pages 6 to 11 of the Proxy Statement is incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

The information as to beneficial ownership of more than five percent of HickoryTech’s common stock included on page 5 of the Proxy Statement is incorporated by reference. The information as to security ownership of management included on page 4 of the Proxy Statement is incorporated by reference.

Item 13.         Certain Relationships and Related Transactions.

HickoryTech does not know of any matter required to be reported under this item.

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.      Consolidated Financial Statements

             The following is contained in the Annual Report:
Page(s) in 2000 Annual Report to Shareholders

Management’s Discussion and Analysis	14-20
Report of Management and Report of Independent Accountants	21
Consolidated Statements of Income Years Ended December 31, 2000, 1999, and 1998	22
Consolidated Balance Sheets December 31, 2000 and 1999	23
Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999, and 1998	24
Consolidated Statements of Shareholders’ Equity Years Ended December 31, 2000, 1999, and 1998	25
Notes to Consolidated Financial Statements	26-34
Selected Financial and Operating Data	35
2. Consolidated Financial Statement Schedules	Form 10-K Page Number

Report of Independent Accountants	16
Schedule II – Valuation and Qualifying Accounts	17

All schedules not included are omitted either because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.       Exhibits

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-Q dated May 6, 1999)
3(b)	Restated By-Laws (Incorporated by reference to Exhibit 3(b) to the registrant’s Form 10-K dated March 29, 2000)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Hickory Tech Corporation (Incorporated by reference to Exhibit 3(c) to the registrant’s Form 10-K dated March 29, 2000)
4(a)	Shareholder Rights Agreement (Incorporated by reference to Exhibit 1 to the registrant’s Form 8-A dated March 9, 1999)
4(b)	Second Amended and Restated Credit Agreement dated as of September 21, 2000, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to herein and First Union National Bank, as Administrative Agent (Incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q dated November 10, 2000)

10(a) †	Supplemental Retirement Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(a) to the registrant’s Form S-8 dated May 11, 1993)

Exhibit	Description
10(b) †	Supplemental Retirement Agreement dated January 31, 1984, between registrant’s subsidiary, Mankato Citizens Telephone Company, and David A. Christensen (Incorporated by reference to Exhibit 10(b) to the registrant’s Form S-8 dated May 11, 1993)

10(c) †	Hickory Tech Corporation Executive Incentive Plan (Incorporated by reference to Exhibit 10(c) to the registrant’s Form S-8 dated May 11, 1993)
10(d) †	Change in Control Agreement dated June 25, 1998, between registrant and Robert D. Alton (Incorporated by reference to Exhibit 10(d) to the registrant’s Form 10-K dated March 29, 2000)
10(e) †	Change in Control Agreement dated June 25, 1998, between registrant and Jon L. Anderson, David A. Christensen, John W. Finke, Mary T. Jacobs, F. Ernest Lombard and Bruce H. Malmgren (Incorporated by reference to Exhibit 10(e) to the registrant’s Form 10-K dated March 29, 2000)

10(g) †	Hickory Tech Corporation Directors’ Stock Option Plan Amended and Restated March 29, 2000 (Incorporated by reference to Exhibit 10 to the registrant’s Form 10-Q dated May 5, 2000)
10(h) †	Employment Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(h) to the registrant’s Form S-8 dated May 11, 1993)
10(i) †	Hickory Tech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the registrant’s Form 10-Q dated August 12, 1996)

10(j) †	Hickory Tech Corporation Retirement Savings Plan and Trust, as amended (Incorporated by reference to Exhibit 10(j) to the registrant’s Form S-8 dated May 11, 1993)
10(k) †	Hickory Tech Corporation Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10(j) to the registrant’s Form 10-Q dated August 12, 1996)
10(l) †	Hickory Tech Corporation 1993 Stock Award Plan (Amended and Restated effective January 29, 1997) (Incorporated by reference to Exhibit 10(l) to the registrant’s Form 10-K dated March 26, 1997)
10(m)	Agreement for Sale of Amana Colonies Telephone Company Assets, dated July 21, 2000 (Incorporated by reference to Exhibit 99 to the registrant’s Form 10-Q dated August 11, 2000)
10(n) *	Agreement for Purchase and Sale of Assets dated as of September 29, 2000 between Internet Connections, Inc., as Seller and Hickory Tech Corporation, as Buyer
13 *	Portion (pages 14-35) of the Annual Report to Shareholders for the year ended December 31, 2000

21 *	Subsidiaries of Hickory Tech Corporation
23 *	Consent of Independent Accountants
99 *	Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

* Filed herewith.
† Management compensation plan or arrangement required to be filed as an exhibit.

b)         1.       Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period ended December 31, 2000.

Report of Independent Accountants on Financial Statement Schedule

To the Shareholders and Board of Directors of
Hickory Tech Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 2001 appearing in the 2000 Annual Report to Shareholders of Hickory Tech Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 2, 2001

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:
	Years Ended December 31,
(In Thousands)	2000	1999	1998
Balance, at beginning of year	$413	$618	$461
Additions charged to income	1,005	9	325
Write-offs, net of recoveries	(457)	(214)	(168)
Balance, at end of year	$961	$413	$618

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 29, 2001	HICKORY TECH CORPORATION
	By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Robert D. Alton, Jr.	March 29, 2001
Robert D. Alton, Jr.
Chairman, President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	March 29, 2001
David A. Christensen, Secretary,
Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ Lyle T. Bosacker	March 29, 2001
Lyle T. Bosacker, Director

/s/ Robert K. Else	March 29, 2001
Robert K. Else, Director

/s/ Lyle G. Jacobson	March 29, 2001
Lyle G. Jacobson, Director

/s/ R. Wynn Kearney, Jr.	March 29, 2001
R. Wynn Kearney, Jr., Director

(a majority of directors)

HICKORY TECH CORPORATION AND SUBSIDIARIES

Exhibit Index to Form 10-K for the Year Ended December 31, 2000

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to registrant’s Form 10-Q dated May 7, 1999)
3(b)	Restated By-Laws (Incorporated by reference to Exhibit 3(b) to the registrant's Form 10-K dated March 29, 2000)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Hickory Tech Corporation (Incorporated by reference to Exhibit 3(c) to the registrant's Form 10-K dated March 29, 2000)
4(a)	Shareholder Rights Agreement (Incorporated by reference to Exhibit 1 to the registrant’s Form 8-A12G dated March 12, 1999)
4(b)	Second Amended and Restated Credit Agreement dated as of September 21, 2000, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to herein and First Union National Bank, as Administrative Agent (Incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q dated November 10, 2000)

10(a) †	Supplemental Retirement Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(a) to the registrant’s Form S-8 dated June 28, 1993)
10(b) †	Supplemental Retirement Agreement dated January 31, 1984, between registrant’s subsidiary, Mankato Citizens Telephone Company, and David A. Christensen (Incorporated by reference to Exhibit 10(b) to the registrant’s Form S-8 dated June 28, 1993)

10(c) †	Hickory Tech Corporation Executive Incentive Plan (Incorporated by reference to Exhibit 10(c) to the registrant’s Form S-8 dated June 28, 1993)
10(d) †	Change in Control Agreement dated June 25, 1998, between registrant and Robert D. Alton (Incorporated by reference to Exhibit 10(d) to the registrant’s Form 10-K dated March 29, 2000)
10(e) †	Change in Control Agreement dated June 25, 1998, between registrant and Jon L. Anderson, David A. Christensen, John W. Finke, Mary T. Jacobs, F. Ernest Lombard and Bruce H. Malmgren (Incorporated by reference to Exhibit 10(e) to the registrant’s Form 10-K dated March 29, 2000)

10(g) †	Hickory Tech Corporation Directors’ Stock Option Plan Amended and Restated March 29, 2000 (Incorporated by reference to Exhibit 10 to the registrant’s Form 10-Q dated May 5, 2000)
10(h) †	Employment Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(h) to the registrant’s Form S-8 dated May 11, 1993)
10(i) †	Hickory Tech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the registrant’s Form 10-Q dated August 12, 1996)

10(j) †	Hickory Tech Corporation Retirement Savings Plan and Trust, as amended (Incorporated by reference to Exhibit 10(j) to the registrant’s Form S-8 dated May 11, 1993)
10(k) †	Hickory Tech Corporation Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10(j) to the registrant’s Form 10-Q dated August 12, 1996)
10(l) †	Hickory Tech Corporation 1993 Stock Award Plan (Amended and Restated effective January 29, 1997) (Incorporated by reference to Exhibit 10(l) to the registrant’s Form 10-K dated March 26, 1997)
10(m)	Agreement for Sale of Amana Colonies Telephone Company Assets, dated July 21, 2000 (Incorporated by reference to Exhibit 99 to the registrant’s Form 10-Q dated August 11, 2000)
10(n) *	Agreement for Purchase and Sale of Assets dated as of September 29, 2000 between Internet Connections, Inc., as Seller and Hickory Tech Corporation, as Buyer
13 *	Portion (pages 14-35) of the Annual Report to Shareholders for the year ended December 31, 2000
21 *	Subsidiaries of Hickory Tech Corporation
23 *	Consent of Independent Accountants
99 *	Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

*        Filed herewith.
†       Management compensation plan or arrangement required to be filed as an exhibit.