Form 10-Q
period 2001-03-31
HICKORY TECH CORP
filed 2001-05-09
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number   0-13721

HICKORY TECH CORPORATION
(Exact name of registrant as specified in its charter)
Minnesota	41-1524393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 East Hickory Street Mankato, Minnesota	56002-3248
(Address of principal executive offices)	(zip code)
(800) 326-5789
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒     No   ☐

The total number of shares of the registrant's common stock outstanding as of March 31, 2001:  13,891,804.

HICKORY TECH CORPORATION
March 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In Thousands Except Per Share Amounts)	For Three Months Ended
	3/31/2001	3/31/2000
OPERATING REVENUES:
Telephone	$14,059	$12,511
Communications Services	2,625	1,618
Wireless Services	4,404	4,394
Information Solutions	978	1,037
Enterprise Solutions	5,165	4,286
TOTAL OPERATING REVENUES	27,231	23,846

COSTS AND EXPENSES:
Operating Expenses	17,326	15,076
Depreciation	2,946	2,604
Amortization of Intangibles	831	737
TOTAL COSTS AND EXPENSES	21,103	18,417

OPERATING INCOME	6,128	5,429

OTHER INCOME (EXPENSE):
Equity in Net Income (Loss) of Investees	(7)	14
Interest and Other Income	37	47
Interest Expense	(2,830)	(2,027)

TOTAL OTHER INCOME (EXPENSE)	(2,800)	(1,966)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,328	3,463
INCOME TAXES	1,365	1,388
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,963	2,075
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT OF $14	-	(20)
NET INCOME	$1,963	$2,055

Basic Earnings Per Share	$0.14	$0.15
Dividends Per Share	$0.11	$0.11
Weighted Average Common Shares Outstanding	13,885	13,797

Diluted Earnings Per Share	$0.14	$0.15
Weighted Average Common and Equivalent Shares Outstanding	13,996	13,840

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2001

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	3/31/2001	12/31/2000
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$914	$1,190
Receivables, Net of Allowance for Doubtful Accounts of $1,199 and $961	15,648	16,137
Income Taxes Receivable	-	670
Inventories	4,652	4,585
Deferred Income Taxes	1,404	1,404
Other	1,345	1,423
TOTAL CURRENT ASSETS	23,963	25,409

INVESTMENTS	10,512	10,361

PROPERTY, PLANT AND EQUIPMENT	208,746	203,362
Less ACCUMULATED DEPRECIATION	89,603	86,672
PROPERTY, PLANT AND EQUIPMENT, NET	119,143	116,690

OTHER ASSETS:
Intangible Assets, Net	101,285	100,603
Deferred Costs and Other	2,443	2,424
TOTAL OTHER ASSETS	103,728	103,027

TOTAL ASSETS	$257,346	$255,487

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$6,718	$10,791
Income Taxes Payable	695	-
Accrued Interest	543	108
Advanced Billings and Deposits	3,784	4,411
Current Maturities of Long-Term Debt	1,218	1,217
TOTAL CURRENT LIABILITIES	12,958	16,527

LONG-TERM DEBT, Net of Current Maturities	152,128	147,433

DEFERRED INCOME TAXES	9,417	9,417

DEFERRED COMPENSATION AND OTHER	2,804	2,932

DEFERRED REVENUE	1,836	1,821

TOTAL LIABILITIES	179,143	178,130

SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 2001, 13,891,804; 2000, 13,878,568	1,389	1,388
Additional Paid-In Capital	5,883	5,473
Retained Earnings	70,931	70,496
TOTAL SHAREHOLDERS' EQUITY	78,203	77,357

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$257,346	$255,487

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended
In Thousands	3/31/2001	3/31/2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,963	$2,055
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	3,777	3,341
Stock-Based Compensation	272	225
Equity in Net Loss (Income) of Investees	7	(14)
Cumulative Effect of Accounting Change	-	34
Provision for Losses on Accounts Receivable	238	40
Changes in Operating Assets and Liabilities:
Receivables	1,049	1,601
Inventories	(67)	(120)
Accounts Payable and Accrued Expenses	(2,875)	(5,657)
Advance Billings and Deposits	(627)	203
Deferred Revenue and Compensation	(113)	208
Other	59	(372)
Net Cash Provided By Operating Activities	3,683	1,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(5,400)	(2,397)
Additions to Capitalized Software Development Costs	(1,513)	(190)
Increase in Investments	(285)	(59)
Proceeds from Sale of Assets	1	8
Net Cash Used In Investing Activities	(7,197)	(2,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Cash Overdraft	-	(3,552)
Repayments of Debt	(54)	(52)
Borrowings on Line of Credit	5,000	6,000
Repayments on Line of Credit	(250)	-
Proceeds from Issuance of Common Stock	69	65
Dividends Paid	(1,527)	(1,518)
Net Cash Provided By Financing Activities	3,238	943

NET DECREASE IN CASH AND CASH EQUIVALENTS	(276)	(151)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,190	2,708

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$914	$2,557

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
MARCH 31, 2001
PART 1. FINANCIAL INFORMATION

ITEM 1.            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1. BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Hickory Tech Corporation’s (HickoryTech) results for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America  requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2000.

             The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following five business segments: (i) Telephone Sector, (ii) Communications Services Sector, (iii) Wireless Services Sector, (iv) Information Solutions Sector and (v) Enterprise Solutions Sector. An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements.

             Operating expenses include all costs related to delivery of HickoryTech’s communications services and products. These costs include all selling, general and administrative costs and all costs of performing services and providing related products, except for costs associated with the depreciation and amortization of property, plant and equipment and intangible assets.

             All revenues and expenses related to Internet services which were reported in the Telephone Sector in 2000 have been reclassified to the Communications Services Sector to conform to the 2001 presentation.  These reclassifications reduced Telephone Sector revenue and increased Communications Services Sector revenue by $360,000 and reduced Telephone Sector operating expenses and increased Communications Services Sector operating expenses by $323,000 for the three months ended March 31, 2000.  In addition, cost of sales of $3,003,000 related to Enterprise Solutions Sector sales that were reported separately in 2000 have been reclassified to include them in operating expenses to conform to the 2001 presentation.  These reclassifications had no effect on previously reported consolidated operating income, net income or cash flows.

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

	For Three Months Ended
	3/31/01	3/31/00

Weighted Average Shares Outstanding	13,885,453	13,796,549
Stock Options (dilutive only)	101,766	29,812
Weighted Average Stock Subscribed (ESPP)	9,261	13,771
Weighted Average Dilutive Shares Outstanding	13,996,480	13,840,132

             Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 2001 and 2000.
Shares Outstanding on Record Date	2001	2000
First Quarter (Feb. 15)	13,886,669	13,799,056

               Dividends per share reflect dividends declared during the applicable quarter divided by the weighted average common shares outstanding during the period.

               During the first three months of 2001, shareholders have elected to reinvest $62,000 of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

            For the three months ended March 31, 2001 and 2000, comprehensive income was comprised solely of net income.

NOTE 4. INVENTORIES

            Inventories at March 31, 2001 and December 31, 2000 consist of raw materials and supplies.

NOTE 5. PLANNED DISPOSITION

               On July 21, 2000, HickoryTech announced plans to sell its local telephone exchange in Amana, Iowa.  The Amana operation, known as Amana Colonies Telephone Company (ACTC), serves approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa.  The sale is subject to approval by the Federal Communications Commission. HickoryTech expects that the sale will occur in the second quarter of 2001.  The operations of ACTC are included in the Telephone Sector.  For the three months ended March 31, 2001 and 2000, ACTC generated revenues of $341,000 and $356,000 and generated operating income (loss) of ($21,000) and $4,000, respectively.

NOTE 6.  QUARTERLY SECTOR FINANCIAL SUMMARY
(In Thousands)		Comm.	Wireless	Information	Enterprise	Corporate and	HickoryTech
	Telephone	Services	Services	Solutions	Solutions	Eliminations	Consolidated
Three Months Ended 3/31/01
Operating Revenue from Unaffiliated Customers	$14,059	$2,625	$4,404	$978	$5,165	$-	$27,231
Intercompany Revenues	924	219	-	1,303	-	(2,446)	-
Total	14,983	2,844	4,404	2,281	5,165	(2,446)	27,231

Depreciation and Amortization	2,140	287	1,061	100	85	104	3,777
Operating Income/(Loss)	7,135	(1,488)	214	562	367	(662)	6,128
Net Income/(Loss)	4,164	(889)	98	322	205	(1,937)	1,963
Total Assets	111,653	32,155	85,253	5,215	8,656	14,414	257,346
Property, Plant and Equip.,Net	69,360	30,406	16,140	1,936	668	633	119,143
Capital Expenditures	1,118	3,805	408	31	5	33	5,400

Three Months Ended 3/31/00
Operating Revenue from Unaffiliated Customers	$12,511	$1,618	$4,394	$1,037	$4,286	$-	$23,846
Intercompany Revenues	700	231	-	1,052	-	(1,983)	-
Total	13,211	1,849	4,394	2,089	4,286	(1,983)	23,846

Depreciation and Amortization	1,999	116	1,025	61	84	56	3,341
Operating Income/(Loss)	6,391	(1,244)	673	129	(162)	(358)	5,429
Net Income/(Loss)	3,752	(740)	386	82	(116)	(1,309)	2,055
Total Assets	99,049	13,360	84,204	4,035	9,992	3,784	214,424
Property, Plant and Equip.,Net	58,951	12,435	13,252	2,093	784	457	87,972
Capital Expenditures	1,808	381	112	55	32	9	2,397

NOTE 7. SUBSEQUENT EVENT

               On April 26, 2001, HickoryTech signed a definitive agreement to purchase two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash. The PCS licenses being purchased by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people. The acquisition will be a purchase of the licenses only. There are no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs are undeveloped.  The acquisition is anticipated to close by the end of the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

             This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates, management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made.  HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

             The business segments of HickoryTech are:

TELEPHONE SECTOR

             HickoryTech’s Telephone Sector provides local exchange telephone service and owns and operates fiber optic cable facilities. There are four incumbent local exchange carriers (ILECs) in this sector. Two ILECs provide telephone service in south central Minnesota, specifically, Mankato (population 42,000) and eleven communities surrounding Mankato. One Iowa ILEC provides telephone service for eleven communities in northwest Iowa and another Iowa ILEC provides telephone service for the seven communities of the Amana Colonies in east central Iowa. HickoryTech also owns and operates fiber optic cable facilities in Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies. HickoryTech’s Minnesota ILECs and its Communications Services Sector are the primary users of the fiber optic cable facilities.

COMMUNICATIONS SERVICES SECTOR

             This sector provides telephone services as a competitive local exchange carrier (CLEC) to customers in towns in Minnesota and Iowa not currently in HickoryTech’s Telephone Sector’s service area. HickoryTech’s CLEC currently offers local dial tone, long distance and local call Internet access services as an alternative choice for local telecommunications service to the incumbent local exchange carrier. This alternative service is currently offered by HickoryTech’s CLEC to customers in eight communities in Minnesota and six communities in Iowa. Additional opportunities are being pursued in communities in Minnesota and Iowa. This sector also provides long distance service and Internet access to HickoryTech’s southern Minnesota and northern Iowa subscribers.

WIRELESS SERVICES SECTOR

             HickoryTech’s Wireless Services Sector owns and operates cellular telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, the sector provides cellular service for Minnesota’s Rural Service Area (RSA) 10, under the business name of HickoryTech Wireless. This business holds 100% of the “A-side” FCC cellular license for seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. This business also holds the Minneapolis/St. Paul Metro A-2 (Metro A-2) cellular license. The Metro A-2 property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 170,000.

INFORMATION SOLUTIONS SECTOR

             HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech’s Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data. In the fourth quarter of 1999, HickoryTech implemented a new billing product (WRITE2K) for HickoryTech’s Wireless Services Sector. Currently, this sector is working on the next evolution of this product, to be called SuiteSolution. HickoryTech considers the wireless market, as well as the CLEC market, important components in the future of telecommunications. SuiteSolution should enable HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry.

ENTERPRISE SOLUTIONS SECTOR

             The Enterprise Solutions Sector’s activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota.  HickoryTech also applies this business telephone system expertise to its ILEC and CLEC operations in Minnesota and Iowa.

RESULTS OF OPERATIONS:

CONSOLIDATED OPERATING RESULTS

             The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES - Consolidated operating revenues were 14.2% higher for the three months ended March 31, 2001 than for the three months ended March 31, 2000. The revenue increase was primarily due to a 22.2% increase in HickoryTech’s total customer base in its Telephone, Communications Services and Wireless Sectors, in addition to a 20.5% increase in revenues from its Enterprise Solutions Sector.

OPERATING EXPENSES - Operating expenses for the three months ended March 31, 2001 increased $2,250,000 or 14.9% compared with the same period in 2000. The increase in operating expenses was primarily due to higher customer acquisition costs, primarily advertising and promotions, in the Communications Services and Wireless Sectors. A further cause for the increase in operating expenses was the higher employee count maintained by HickoryTech to service its expanding customer base.

             Included in operating expenses were cost of sales of HickoryTech’s Enterprise Solutions Sector of $3,401,000 and $3,003,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of sales from this sector of $398,000 or 13.3% was primarily due to its increase in revenues.

 DEPRECIATION AND AMORTIZATION - Depreciation expense for the three months ended March 31, 2001 was $342,000 or 13.1% higher than for the same period in 2000. The capital expenditures in the emerging CLEC and fiber optic networks account for the increase in depreciation expense. Amortization expense for the three months ended March 31, 2001 was $94,000 or 12.8% higher than for the same period in 2000. The amortization of capitalized software development costs related to the Information Solutions Sector’s WRITE2K billing software was the primary reason for the increase in amortization expense            .

OPERATING INCOME - Operating income was 12.9% higher for the three months ended March 31, 2001 than for the three months ended March 31, 2000. The increase in operating income primarily reflects the impact of the increase in operating revenues for this period, partially offset by the increase in customer acquisition costs and higher depreciation expense related to building out the infrastructure of the CLEC business.

INTEREST EXPENSE - Interest expense increased $803,000 or 39.6% for the three months ended March 31, 2001, compared to the same period in 2000. The increase in interest expense was due to an increase in long term debt of $36,037,000 as of March 31, 2001, compared to March 31, 2000, as well as an increase in the weighted average interest rate on the revolving credit facility of 8.02% on March 31, 2001 as compared to 7.68% on March 31, 2000. The outstanding balance of the revolving credit facility was $152,750,000 on March 31, 2001.  HickoryTech expects interest expense to increase in future periods given higher levels of borrowing expected to fund capital expenditures in its emerging businesses.

NET INCOME - Consolidated net income for the three months ended March 31, 2001 was 4.5% lower than the comparable period in 2000. The three months ended March 31, 2000 included a $20,000 after-tax charge for the cumulative effect of a change in accounting principle related to the adoption of Staff Accounting Bulletin (SAB) No. 101.  Without the effects of this change in accounting principle, net income would have decreased 5.4% for the three months ended March 31, 2001 compared to the same period in 2000. The primary reason for the decrease in net income for HickoryTech was the increase in interest expense due to funds borrowed for capital expenditures required to expand the CLEC business.

OPERATING STATISTICS
	3/31/01	3/31/00
Local Telephone Access Lines	67,305	65,305
Local CLEC Access Lines	9,427	4,977
Wireless Customers	26,470	20,972
Long Distance Customers	19,901	13,557
Internet Customers	12,869	6,446

SECTOR RESULTS OF OPERATIONS

             TELEPHONE - Operating revenues for the three months ended March 31, 2001 increased $1,548,000 or 12.4% compared with the same period in 2000. An increase in total access revenues of $862,000 was the primary reason for the increase in operating revenues. Access revenues were bolstered by a continuing demand for special circuits and a 5.2% increase in minutes of use in the first three months of 2001 over the first three months of 2000. Access revenue in the first quarter of 2001 was also aided by $200,000 of retroactive billing of special access circuit revenue from interexchange carriers, which is a nonrecurring event. Access line growth and vertical service penetration accounted for the remaining revenue increase in the first three months of 2001.

             Operating income increased $744,000 or 11.6% for the three months ended March 31, 2001 compared with the same period in 2000. The increase in operating income was due primarily to the increase in operating revenues.

             COMMUNICATIONS SERVICES  - For the three months ended March 31, 2001, operating revenues were $1,007,000 or 62.2% higher than the three months ended March 31, 2000. This increase was primarily attributable to increased market share and customer penetration. The Communications Services Sector had a count of 42,000 in combined access lines, long distance customers and Internet customers at March 31, 2001 (including approximately 5,000 Internet customers acquired in October 2000) compared to 25,000 combined customer units at March 31, 2000.

             Despite the increase in revenues, the emerging Communications Services Sector reported a loss for the quarter, as it has since its inception in 1998, due to significant fixed cost components of operating expenses, primarily administrative, and depreciation expense related to significant capital expenditures made to build the CLEC network. For the three months ended March 31, 2001, the operating loss increased $244,000 or 19.6% over the comparable period in 2000. This sector continues to be in its start-up phase, and is experiencing great growth in its customer base. In order to service this growing customer base, this sector has increased its employee count and experienced higher operating expenses, resulting in an increase in operating expenses of $1,239,000 or 40.1% for the three months ended March 31, 2001 over the comparable period in 2000.

             WIRELESS SERVICES  - Operating revenues for the three months ended March 31, 2001 increased $10,000 or 0.2% compared with the same period in 2000.  Local service revenues increased 22.3% in the first three months of 2001 compared to 2000, as a result of retail customers at March 31, 2001 growing 26.2% over the March 31, 2000 customer base. The increased revenue from the increase in the number of retail customers was offset by a decrease in roaming rates, along with a decrease in roaming minutes, particularly in the Minneapolis/St. Paul ring where technological changes among other wireless providers has diminished the roaming minutes on wireless service towers.

             For the three months ended March 31, 2001, operating income was $459,000 or 68.2% lower than the comparable period in 2000. The decrease in operating income for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily due to the moderation of wireless revenue, as discussed above, the increase in depreciation expense related to the build-out of the cellular network and higher customer acquisition costs.

             INFORMATION SOLUTIONS - Operating revenues from unaffiliated customers for the three months ended March 31, 2001 decreased $59,000 or 5.7% compared with the same period in 2000. As the Information Solutions Sector develops its new convergent billing system, SuiteSolution, the first users of the billing system will be internal customers. A predecessor to SuiteSolution called WRITE2K was implemented in the Wireless Services Sector in November 1999. There have been no revenues recognized from SuiteSolution in HickoryTech’s consolidated financial statements from unaffiliated customers.

             Operating income increased $433,000 or 335.7% in the three months ended March 31, 2001 as compared to the same period in 2000. The increase in operating income was attributable to operating expense controls as well as an increase in the capitalization of software development costs related to the development of SuiteSolution.

             ENTERPRISE SOLUTIONS – Operating revenues for the three months ended March 31, 2001 increased $879,000 or 20.5% compared with the same period in 2000. The primary reason for the increase in operating revenues was a 36.1% increase in sales and installations of PBX and small business systems in the first three months of 2001 compared to the same period of 2000.

             Operating income increased $529,000 to $367,000 for the three months ended March 31, 2001 compared to a loss of $162,000 for the three months ended March 31, 2000. The increase in operating income was attributable to the increase in operating revenues, along with an increase in the proportion of more profitable installation contracts.

LIQUIDITY AND CAPITAL RESOURCES

             CAPITAL STRUCTURE – The total long-term capital structure (long-term debt plus shareholders’ equity) for HickoryTech was $230,331,000 at March 31, 2001, reflecting 34.0% equity and 66.0% debt. This compares to a capital structure of $224,790,000 at December 31, 2000, reflecting 34.4% equity and 65.6% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

             CASH FLOWS – Cash provided by operations was $3,683,000 for the three-month period ended March 31, 2001 compared to $1,544,000 for the three-month period ended March 31, 2000.  Cash flows from operations for the three months ended March 31, 2001 and 2000 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to timing of payments.

             Cash flows used in investing activities were $7,197,000 for the three months ended March 31, 2001 compared to $2,638,000 for the same period in 2000. Capital expenditures relating to ongoing businesses were $5,400,000 during the first three months of 2001 as compared to $2,397,000 for the same period in 2000. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services. Also included in cash flows used in investing activities for the three months ended March 31, 2001 were additions to capitalized software development costs for the Information Solutions Sector’s SuiteSolution billing product of $1,513,000, compared to $190,000 for the same period in 2000.

             Cash flows provided by financing activities was $3,238,000 for the three-month period ended March 31, 2001 compared to $943,000 for the three-month period ended March 31, 2000.  Included in cash flows from financing activities are debt borrowings, debt repayments, and dividend payments. During the first three months of 2001, HickoryTech borrowed $5,000,000 under its revolving credit facility to cover cash requirements, primarily for capital expenditures. During the first three months of 2000, HickoryTech borrowed $6,000,000 under the revolving credit facility, primarily for capital expenditures and to fund operations. Dividend payments for the first three months of 2001 were $1,527,000 compared to $1,518,000 for the same period in 2000.

             WORKING CAPITAL – Working capital was $11,005,000 as of March 31, 2001, compared to working capital of $8,882,000 as of December 31, 2000. The increase is primarily due to the decrease in accounts payable.  The ratio of current assets to current liabilities was 1.8:1.0 as of March 31, 2001 and 1.5:1.0 as of December 31, 2000.

               LONG-TERM DEBT - HickoryTech’s long-term debt as of March 31, 2001 was $152,128,000. In September 2000, HickoryTech obtained a $225,000,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit facility and a $100,000,000 term loan facility.  The available line of credit on the $125,000,000 revolving credit facility decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 8.02% at March 31, 2001.  The $100,000,000 term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. As of March 31, 2001, HickoryTech had drawn $152,750,000 on this credit facility and had $72,250,000 of available credit.

             OTHER - HickoryTech has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations, including the recently announced PCS license acquisition.

             Cash provided by operations and access to new debt continue to be HickoryTech’s primary sources of funds. HickoryTech’s financial strength continues to be supported by its current ratio (1.8 to 1), cash flows generated by operations, and borrowings under the credit facility described above.

               HickoryTech primarily uses variable interest rate financial instruments as of March 31, 2001. HickoryTech continually monitors the interest rates on its bank loans. A higher level of interest expense is likely to occur because of expanded use of the credit facility for additional capital expenditures in the Communications Services Sector.

               On July 21, 2000, HickoryTech announced plans to sell its local telephone exchange in Amana, Iowa. This sale is anticipated to occur in the second quarter of 2001. Refer to Note 5 for further discussion of this disposition.

               On April 26, 2001, HickoryTech announced that it had signed a definitive agreement to purchase two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash.  Refer to Note 7 for further discussion of this acquisition.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter ended March 31, 2001, HickoryTech’s interest expense would have increased $317,000 for the three months ended March 31, 2001. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities.
None
Item 3.	Default Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports of Form 8-K.
(a) Exhibits
None
(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:	May 9, 2001	HICKORY TECH CORPORATION

		By:	/s/ Robert D. Alton, Jr.
Robert D. Alton, Jr., Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer

.