Form 10-Q
period 2001-06-30
HICKORY TECH CORP
filed 2001-08-10
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

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

The total number of shares of the registrant's common stock outstanding as of June 30, 2001:  13,897,679.

HICKORY TECH CORPORATION
June 30, 2001
PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In Thousands Except Per Share Amounts)	For Quarter Ended		For Six Months Ended

	6/30/2001	6/30/2000	6/30/2001	6/30/2000

OPERATING REVENUES:
Telephone	$13,678	$13,296	$27,737	$25,807
Communications Services	2,716	1,793	5,341	3,411
Wireless Services	4,759	4,856	9,163	9,250
Information Solutions	965	1,127	1,943	2,164
Enterprise Solutions	4,836	5,124	10,001	9,410

TOTAL OPERATING REVENUES	26,954	26,196	54,185	50,042
COSTS AND EXPENSES:
Operating Expenses	17,116	16,991	34,442	32,067
Depreciation	2,999	2,696	5,945	5,300
Amortization of Intangibles	832	777	1,663	1,514

TOTAL COSTS AND EXPENSES	20,947	20,464	42,050	38,881

OPERATING INCOME	6,007	5,732	12,135	11,161
OTHER INCOME (EXPENSE):
Equity in Net Income (Loss) of Investees	(6)	6	(13)	20
Gain on Sale of Assets	141	271	141	271
Interest and Other Income	38	81	75	128
Interest Expense	(2,777)	(2,252)	(5,607)	(4,279)

TOTAL OTHER INCOME (EXPENSE)	(2,604)	(1,894)	(5,404)	(3,860)

INCOME BEFORE INCOME TAXES, EXTRA- ORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,403	3,838	6,731	7,301
INCOME TAXES	1,399	1,555	2,764	2,943

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,004	2,283	3,967	4,358
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF TAX BENEFIT OF $158	-	(233)	-	(233)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT OF $14	-	-	-	(20)

NET INCOME	$2,004	$2,050	$3,967	$4,105

Basic Earnings Per Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.14	$0.17	$0.28	$0.32
Extraordinary Item and Cumulative Effect	-	(0.02)	-	(0.02)

Net Income	$0.14	$0.15	$0.28	$0.30

Dividends Per Share	$0.11	$0.11	$0.22	$0.22

Weighted Average Common Shares Outstanding	13,894	13,815	13,889	13,806

Diluted Earnings Per Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.14	$0.17	$0.28	$0.32
Extraordinary Item and Cumulative Effect	-	(0.02)	-	(0.02)

Net Income	$0.14	$0.15	$0.28	$0.30

Weighted Average Common and Equivalent Shares Outstanding	13,973	13,872	13,977	13,864

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2001

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	6/30/2001	12/31/2000

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,824	$1,190
Receivables, Net of Allowance for Doubtful Accounts of $1,428 and $961	16,298	16,137
Income Taxes Receivable	-	670
Inventories	4,986	4,585
Deferred Income Taxes	1,404	1,404
Other	1,356	1,423

TOTAL CURRENT ASSETS	25,868	25,409

INVESTMENTS	10,576	10,361

PROPERTY, PLANT AND EQUIPMENT	217,544	203,362
Less ACCUMULATED DEPRECIATION	91,907	86,672

PROPERTY, PLANT AND EQUIPMENT, NET	125,637	116,690

OTHER ASSETS:
Intangible Assets, Net	112,110	100,603
Deferred Costs and Other	2,477	2,424

TOTAL OTHER ASSETS	114,587	103,027

TOTAL ASSETS	$276,668	$255,487

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$3,836	$-
Accounts Payable	5,887	10,791
Income Taxes Payable	894	-
Accrued Interest	515	108
Advanced Billings and Deposits	3,745	4,411
Current Maturities of Long-Term Debt	1,219	1,217

TOTAL CURRENT LIABILITIES	16,096	16,527

LONG-TERM DEBT, Net of Current Maturities	167,322	147,433

DEFERRED INCOME TAXES	9,417	9,417

DEFERRED COMPENSATION AND OTHER	2,874	2,932

DEFERRED REVENUE	1,877	1,821

TOTAL LIABILITIES	197,586	178,130

SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 2001, 13,897,679; 2000, 13,878,568	1,390	1,388
Additional Paid-In Capital	6,285	5,473
Retained Earnings	71,407	70,496

TOTAL SHAREHOLDERS' EQUITY	79,082	77,357

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$276,668	$255,487

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended

In Thousands	6/30/2001	6/30/2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,967	$4,105
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	7,608	6,814
Stock-Based Compensation	533	451
Equity in Net Loss (Income) of Investees	13	(20)
Gain Resulting from Sale of Assets	(141)	(161)
Cumulative Effect of Accounting Change	-	34
Provision for Losses on Accounts Receivable	467	579
Extraordinary Loss on Debt Extinguishment	-	391
Changes in Operating Assets and Liabilities:
Receivables	311	314
Inventories	(401)	(1,917)
Accounts Payable and Accrued Expenses	(3,604)	(5,929)
Advance Billings and Deposits	(666)	381
Deferred Revenue and Compensation	(2)	367
Other	13	(476)

Net Cash Provided By Operating Activities	8,098	4,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(15,133)	(9,075)
Additions to Capitalized Software Development Costs	(2,154)	(310)
Increase in Investments	(497)	(89)
Distributions from Investees	-	700
Proceeds from Sale of Assets	724	176
Acquisition of Licenses	(11,357)	-

Net Cash Used In Investing Activities	(28,417)	(8,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Cash Overdraft	3,836	(457)
Payment of Debt Issuance Costs	-	(369)
Repayments of Debt	(108)	(40,345)
Borrowings on Line of Credit	21,500	48,500
Repayments on Line of Credit	(1,500)	(1,000)
Proceeds from Issuance of Common Stock	281	109
Dividends Paid	(3,056)	(2,919)

Net Cash Provided (Provided By Financing Activities)	20,953	3,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	634	(146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,190	2,708

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,824	$2,562

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
JUNE 30, 2001
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

             All revenues and expenses related to Internet services which were reported in the Telephone Sector in 2000 have been reclassified to the Communications Services Sector to conform to the 2001 presentation.  These reclassifications reduced Telephone Sector revenue and increased Communications Services Sector revenue by $394,000 for the three months ended June 30, 2000 and $754,000 for the six months ended June 30, 2000. These reclassifications also reduced Telephone Sector operating expenses and increased Communications Services Sector operating expenses by $335,000 for the three months ended June 30, 2000 and $657,000 for the six months ended June 30, 2000. In addition, cost of sales of $3,459,000 for the three months ended June 30, 2000 and $6,462,000 for the six months ended June 30, 2000 related to Enterprise Solutions Sector sales that were reported separately in 2000 have been reclassified to include them in operating expenses to conform to the 2001 presentation.  These reclassifications had no effect on previously reported consolidated operating income, net income or cash flows.

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

	For Three Months Ended		For Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Weighted Average Shares Outstanding	13,893,551	13,815,253	13,889,449	13,805,901
Stock Options (dilutive only)	65,897	36,119	76,188	40,913
Weighted Average Stock Subscribed (ESPP)	13,382	20,685	11,367	16,945

Weighted Average Dilutive Shares Outstanding	13,972,830	13,872,057	13,977,004	13,863,759

             Options to purchase 39,750 and 175,900 shares for the three months ended June 30, 2001 and 2000, respectively, and 39,750 and 122,000 shares for the six months ended June 30, 2001 and 2000, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

             Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 2001 and 2000.

Shares Outstanding on Record Date	2001	2000

First Quarter (Feb. 15)	13,886,669	13,799,056
Second Quarter (May 15)	13,892,254	13,817,168

             Dividends per share reflect dividends declared during the applicable quarter divided by the weighted average common shares outstanding during the period.

             During the first six months of 2001 and 2000, shareholders have elected to reinvest $124,000 and $119,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

             For the three months and six months ended June 30, 2001 and 2000, comprehensive income was comprised solely of net income.

NOTE 4. INVENTORIES

             Inventories at June 30, 2001 and December 31, 2000 consist of raw materials and supplies.

NOTE 5.   PLANNED DISPOSITION

             On July 21, 2000, HickoryTech announced plans to sell its local telephone exchange in Amana, Iowa. The Amana operation, known as Amana Colonies Telephone Company (ACTC), serves approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa.  The sale has received the approval of the Federal Communications Commission and closed on August 6, 2001. ACTC was sold in exchange for cash proceeds of $6,500,000.  The operations of ACTC are included in the Telephone Sector.  For the three months ended June 30, 2001 and 2000, ACTC generated revenues of $347,000 and $376,000 and generated operating income (loss) of $28,000 and ($8,000), respectively.  For the six months ended June 30, 2001 and 2000, ACTC generated revenues of $687,000 and $733,000 and generated operating income (loss) of $7,000 and $(12,000), respectively.

NOTE 6.     ACQUISITION

             On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash. The PCS licenses acquired by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people. The acquisition was a purchase of the licenses only. There are no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs are undeveloped.

NOTE 7.   RECENT ACCOUNTING DEVELOPMENTS

             In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” (collectively, “the Statements”). The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite life intangibles.  HickoryTech intends to adopt the Statements during the first quarter of 2002 and expects that the adoption of the Statements will reduce 2002 amortization expense, although the amount of such reduction cannot be determined at this time.

NOTE 8.  QUARTERLY SECTOR FINANCIAL SUMMARY

(In Thousands)	Telephone	Comm. Services	Wireless Services	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated

Three Months Ended 6/30/01
Operating Revenue from
Unaffiliated Customers	$13,678	$2,716	$4,759	$965	$4,836	$-	$26,954
Intercompany Revenues	958	208	-	1,242	-	(2,408)	-

Total	14,636	2,924	4,759	2,207	4,836	(2,408)	26,954

Depreciation and Amortization	2,148	369	1,024	100	88	102	3,831
Operating Income/(Loss)	6,420	(1,371)	626	298	225	(191)	6,007
Net Income/(Loss)	3,775	(844)	357	158	124	(1,566)	2,004
Total Assets	113,107	38,209	95,675	5,105	8,724	15,848	276,668
Property, Plant and Equip.,Net	70,006	35,564	15,919	3,413	689	46	125,637
Capital Expenditures	3,544	4,599	323	682	85	144	9,377

Three Months Ended 6/30/00
Operating Revenue from
Unaffiliated Customers	$13,296	$1,793	$4,856	$1,127	$5,124	$-	$26,196
Intercompany Revenues	709	242	-	1,178	-	(2,129)	-

Total	14,005	2,035	4,856	2,305	5,124	(2,129)	26,196

Depreciation and Amortization	2,003	189	1,038	92	84	67	3,473
Operating Income/(Loss)	6,488	(1,227)	940	165	275	(909)	5,732
Net Income/(Loss)	3,828	(755)	515	99	150	(1,787)	2,050
Total Assets	102,537	14,318	85,754	4,190	9,921	3,229	219,949
Property, Plant and Equip.,Net	60,554	13,228	14,894	2,066	746	459	91,947
Capital Expenditures	3,411	1,001	2,200	38	23	5	6,678

(In Thousands)	Telephone	Comm. Services	Wireless Services	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated

Six Months Ended 6/30/01
Operating Revenue from
Unaffiliated Customers	$27,737	$5,341	$9,163	$1,943	$10,001	$-	$54,185
Intercompany Revenues	1,882	427	-	2,545	-	(4,854)	-

Total	29,619	5,768	9,163	4,488	10,001	(4,854)	54,185

Depreciation and Amortization	4,288	656	2,085	200	173	206	7,608
Operating Income/(Loss)	13,555	(2,859)	840	860	592	(853)	12,135
Net Income/(Loss)	7,939	(1,733)	455	480	329	(3,503)	3,967
Total Assets	113,107	38,209	95,675	5,105	8,724	15,848	276,668
Property, Plant and Equip.,Net	70,006	35,564	15,919	3,413	689	46	125,637
Capital Expenditures	4,662	8,404	731	1,069	90	177	15,133

Six Months Ended 6/30/00
Operating Revenue from
Unaffiliated Customers	$25,807	$3,411	$9,250	$2,164	$9,410	$-	$50,042
Intercompany Revenues	1,409	473	-	2,230	-	(4,112)	-

Total	27,216	3,884	9,250	4,394	9,410	(4,112)	50,042

Depreciation and Amortization	4,002	305	2,063	153	168	123	6,814
Operating Income/(Loss)	12,879	(2,471)	1,613	294	113	(1,267)	11,161
Net Income/(Loss)	7,580	(1,495)	901	181	34	(3,096)	4,105
Total Assets	102,537	14,318	85,754	4,190	9,921	3,229	219,949
Property, Plant and Equip.,Net	60,554	13,228	14,894	2,066	746	459	91,947
Capital Expenditures	5,219	1,382	2,312	93	55	14	9,075

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

             This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made.  HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

             The business segments of HickoryTech are:

TELEPHONE SECTOR

             HickoryTech’s Telephone Sector provides local exchange telephone service and owns and operates certain fiber optic cable transport facilities outside of its local service territory. There are four incumbent local exchange carriers (ILECs) in this sector. Two ILECs provide telephone service in south central Minnesota, specifically Mankato (population 42,000) and eleven communities surrounding Mankato. One Iowa ILEC provides telephone service for eleven communities in northwest Iowa and another Iowa ILEC provides telephone service for the seven communities of the Amana Colonies in east central Iowa. The exchange in the Amana Colonies was sold on August 6, 2001. HickoryTech also owns and operates fiber optic cable facilities in Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies. HickoryTech’s Minnesota ILECs and its Communications Services Sector are the primary users of the fiber optic cable facilities.

COMMUNICATIONS SERVICES SECTOR

             This sector provides telephone services as a competitive local exchange carrier (CLEC) to customers in towns in Minnesota and Iowa not currently in HickoryTech’s Telephone Sector’s service area. HickoryTech’s CLEC currently offers local dial tone, long distance and local call Internet access services as an alternative choice for local telecommunications service to the incumbent local exchange carrier in those towns. This alternative service is currently offered by HickoryTech’s CLEC to customers in eight communities in Minnesota and six communities in Iowa. Additional opportunities are being pursued in communities in Minnesota and Iowa. This sector also provides long distance service and Internet access to HickoryTech’s southern Minnesota and northern Iowa Telephone Sector subscribers.

WIRELESS SERVICES SECTOR

             HickoryTech’s Wireless Services Sector owns and operates cellular telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, the sector provides cellular service for Minnesota’s Rural Service Area (RSA) 10, under the business name of HickoryTech Wireless. This business holds 100% of the “A-side” FCC cellular license for seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. This business also holds the Minneapolis/St. Paul Metro A-2 (Metro A-2) cellular license. The Metro A-2 property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 170,000.  This business also holds the newly acquired PCS licenses for the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea.  The two BTAs are located in 16 Minnesota counties and one Iowa county and provide service to an area with a population of approximately 493,000, some of which coincide with the previously mentioned cellular RSA 10 population of 230,000.

INFORMATION SOLUTIONS SECTOR

             HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech’s Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data. Currently, this sector is working on a new integrated billing and management system, to be called SuiteSolution. HickoryTech considers the wireless market, as well as the CLEC market, important components in the future of telecommunications. SuiteSolution should enable HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis.

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

OPERATING REVENUES - Consolidated operating revenues were $758,000 or 2.9% higher for the three months ended June 30, 2001 than for the three months ended June 30, 2000. Consolidated operating revenues were $4,143,000 or 8.3% higher for the six months ended June 30, 2001 than for the six months ended June 30, 2000. The revenue increase was primarily due to a 19.3% increase in HickoryTech’s total customer base. The revenue increases from the higher customer base were partially offset in the second quarter of 2001 by a decrease in revenues in HickoryTech’s Enterprise Solutions and Information Solutions Sectors.

OPERATING EXPENSES - Operating expenses for the three months ended June 30, 2001 increased $125,000 or 0.7% compared with the same period in 2000. Operating expenses for the six months ended June 30, 2001 increased $2,375,000 or 7.4% compared with the same period in 2000. The increase in operating expenses for the six months ended June 30 was primarily due to higher customer acquisition costs, primarily advertising and promotions, in the Communications Services and Wireless Sectors. A further cause for the increase in operating expenses was the higher employee count maintained by HickoryTech to service its expanding customer base. During the second quarter of 2001, HickoryTech implemented a series of management actions aimed at reducing operating expenses.  These management actions were successful in limiting the operating expense growth in the second quarter.

             Included in operating expenses were cost of sales of HickoryTech’s Enterprise Solutions Sector of $3,236,000 and $3,459,000 for the three months ended June 30, 2001 and 2000, respectively, and $6,637,000 and $6,462,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of sales from this sector for the six months ended June 30, 2001 of $175,000 or 2.7% was primarily due to its increase in revenues.

DEPRECIATION AND AMORTIZATION - Depreciation expense for the three months ended June 30, 2001 was $303,000 or 11.2% higher than for the same period in 2000. Depreciation expense for the six months ended June 30, 2001 was $645,000 or 12.2% higher than for the same period in 2000. The capital expenditures in the emerging CLEC and fiber optic networks account for the increase in depreciation expense. Amortization expense for the three months ended June 30, 2001 was $55,000 or 7.1% higher than for the same period in 2000. Amortization expense for the six months ended June 30, 2001 was $149,000 or 9.8% higher than for the same period in 2000. The amortization of capitalized software development costs related to the Information Solutions Sector’s billing software was the primary reason for the increase in amortization expense.

OPERATING INCOME - Operating income was 4.8% higher for the three months ended June 30, 2001 than for the three months ended June 30, 2000. Operating income was 8.7% higher for the six months ended June 30, 2001 than for the six months ended June 30, 2000. The increase in operating income primarily reflects the impact of the increase in operating revenues for this period and the implementation of management actions aimed at reducing operating expenses. Operating income was negatively impacted by the increase in customer acquisition costs and higher depreciation expense related to building out the infrastructure of the CLEC business.

INTEREST EXPENSE - Interest expense increased $525,000 or 23.3% for the three months ended June 30, 2001 compared to the same period in 2000. Interest expense increased $1,328,000 or 31.0% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in interest expense was due to an increase in long-term debt of $49,785,000 as of June 30, 2001, compared to June 30, 2000, offset by a decrease in the weighted average interest rate on the revolving credit facility from 8.26% on June 30, 2000 to 7.01% on June 30, 2001. The outstanding balance of the revolving credit facility was $168,000,000 on June 30, 2001.  HickoryTech expects interest expense to increase in future periods given higher levels of borrowing expected to fund capital expenditures in its emerging businesses.

NET INCOME - Consolidated net income for the three months ended June 30, 2001 was 2.2% lower than the comparable period in 2000. Consolidated net income for the six months ended June 30, 2001 was 3.4% lower than for the comparable period in 2000. The six months ended June 30, 2001 included an after-tax gain on the sale of assets of $83,000. The six months ended June 30, 2000 included an after-tax gain on the sale of assets of $160,000. The six months ended June 30, 2000 also included a $233,000 after-tax extraordinary loss on debt extinguishment and a $20,000 after-tax charge for the cumulative effect of a change in accounting principle related to the adoption of Staff Accounting Bulletin (SAB) No. 101.  Without the effects of these one-time items, net income would have decreased 7.5% for the six months ended June 30, 2001 compared to the same period in 2000. The primary reason for the decrease in net income for HickoryTech was the increase in interest expense due to funds borrowed for capital expenditures required to expand the CLEC business.

OPERATING STATISTICS

	6/30/01	6/30/00

Local Telephone Access Lines	65,599	64,267
Local CLEC Access Lines	9,968	6,385
Wireless Customers	26,548	22,005
Long Distance Customers	21,871	15,255
Internet Customers	12,837	6,765

SECTOR RESULTS OF OPERATIONS

             TELEPHONE - Operating revenues for the three months ended June 30, 2001 increased $382,000 or 2.9% compared with the same period in 2000. Operating revenues for the six months ended June 30, 2001 increased $1,930,000 or 7.5% compared with the same period in 2000. An increase in total access revenues for the six months ended June 30, 2001 of $552,000 was the primary reason for the increase in operating revenues. Access revenues were bolstered by a continuing demand for special circuits and a 4.0% increase in minutes of use in the first six months of 2001 over the first six months of 2000. Access revenue in 2001 was also aided by $200,000 of retroactive billings during the first quarter for special access circuit revenue from interexchange carriers, which is a nonrecurring event. Access line growth, vertical service penetration and higher large system sales accounted for the remaining revenue increase in the first six months of 2001.

             Operating income decreased $68,000 or 1.0% for the three months ended June 30, 2001 compared with the same period in 2000. For the six months ended June 30, 2001, operating income was $676,000 or 5.2% higher than the same period in 2000. The decrease in operating income for the second quarter of 2001 was primarily due to a higher employee base and other expenses incurred to support the growth and activity of HickoryTech’s CLEC. The increase in operating income for the six months ended June 30, 2001 was due primarily to the increase in operating revenues.

             The EBITDA(1) margin for this sector was 58.5% for the quarter ended June 30, 2001 compared to 60.6% for the same quarter in 2000. For the six months ended June 30, 2001, the EBITDA(1) margin was 60.2% compared to 62.0% for the same period in 2000. The decrease in margin was primarily due to the higher employee base and other expenses incurred to support the growth and activity of HickoryTech’s CLEC.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

             COMMUNICATIONS SERVICES  - For the three months ended June 30, 2001, operating revenues were $923,000 or 51.5% higher than the three months ended June 30, 2000. For the six months ended June 30, 2001, operating revenues were $1,930,000 or 56.6% higher than the six months ended June 30, 2000. This increase was primarily attributable to increased market share and customer penetration. The Communications Services Sector had a count of 45,000 in combined access lines, long distance customers and Internet customers at June 30, 2001 (including approximately 5,000 Internet customers acquired in October 2000) compared to 28,000 combined customer units at June 30, 2000.

             Despite the increase in revenues, the emerging Communications Services Sector reported a loss for the quarter, as it has since its inception in 1998, due to fixed cost components of operating expenses, primarily administrative, and depreciation expense related to capital expenditures made to build the CLEC network. For the three months ended June 30, 2001, the operating loss increased $144,000 or 11.7% over the comparable period in 2000. For the six months ended June 30, 2001, the operating loss increased $388,000 or 15.7% over the comparable period in 2000. This sector continues to be in its start-up phase, and is experiencing growth in its customer base. In order to service this growing customer base, this sector has increased its employee count and experienced higher operating expenses, resulting in an increase in operating expenses of $1,033,000 or 31.7% for the three months ended June 30, 2001 and an increase of $2,272,000 or 35.8% for the six months ended June 30, 2001 over the comparable periods in 2000. This sector also experienced an increase in depreciation expense of $180,000 and $351,000 for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase in depreciation expense was caused by the capital expenditures related to overbuilding towns to provide local telecommunications services.

             The EBITDA(1) margin for this sector was (34.3%) for the quarter ended June 30, 2001 compared to (51.0%) for the same quarter in 2000. For the six months ended June 30, 2001, the EBITDA(1) margin was (38.2%) compared to (55.8%) for the same period in 2000. The improved margin was primarily due to the increase in operating revenues.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

             WIRELESS SERVICES  - Operating revenues for the three months ended June 30, 2001 decreased $97,000 or 2.0% compared with the same period in 2000. For the six months ended June 30, 2001, operating revenues decreased $87,000 or 0.9% compared with the same period in 2000.  Local service revenues increased 24.2% for the three months and 26.8% for the six months ended June 30, 2001 compared to the same periods in 2000 as a result of retail customers at June 30, 2001 growing 20.6% over the June 30, 2000 customer base. The increased revenue from the increase in the number of retail customers was more than offset by a decrease in roaming revenue. Roaming rates and minutes from other wireless carriers’ customers travelling into HickoryTech’s service territory have continued to erode, particularly due to technological changes among other wireless providers which diminish the roaming minutes on HickoryTech’s wireless service towers. In addition, AT&T Wireless changed its Intelligent Roaming Database to favor its roaming partners in HickoryTech’s service territory and has continued to build-out its PCS license in RSA10.  Both of these actions by AT&T will continue to cause a decline in roaming minutes for HickoryTech, which will only be partially offset by increases in local recurring service revenues from HickoryTech’s retail customers.

             For the three months ended June 30, 2001, operating income was $314,000 or 33.4% lower than the comparable period in 2000. For the six months ended June 30, 2001, operating income was $773,000 or 47.9% lower than the comparable period in 2000. The decrease in operating income was primarily due to the moderation of wireless revenue, as discussed above, and higher customer acquisition costs. This trend is expected to continue.

             The EBITDA(1) margin for this sector was 34.7% for the quarter ended June 30, 2001 compared to 40.7% for the same quarter in 2000. For the six months ended June 30, 2001, the EBITDA(1) margin as 31.9% compared to 39.7% for the same period in 2000. The decrease in margin was primarily due to the decrease in operating revenues.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

             INFORMATION SOLUTIONS - Operating revenues from unaffiliated customers for the three months ended June 30, 2001 decreased $162,000 or 14.4% compared with the same period in 2000. For the six months ended June 30, 2001, operating revenues decreased $221,000 or 10.2% compared with the same period in 2000. As the Information Solutions Sector develops its new convergent billing system, SuiteSolution, the first users of the billing system will be internal customers. A predecessor to SuiteSolution called WRITE2K was implemented in the Wireless Services Sector in November 1999. There have been no significant revenues recognized from SuiteSolution in HickoryTech’s consolidated financial statements from unaffiliated customers.

             Operating income increased $133,000 or 80.6% for the three months ended June 30, 2001 as compared to the same period in 2000. For the six months ended June 30, 2001, operating income increased $566,000 or 192.5% compared with the same period in 2000. The increase in operating income was attributable to operating expense controls as well as an increase in personnel costs incurred on software development activities that required capitalization.

             The EBITDA(1) margin for this sector was 18.0% for the quarter ended June 30, 2001 compared to 11.1% for the same quarter in 2000. For the six months ended June 30, 2001, the EBITDA(1) margin was 23.6% compared to 10.2% for the same period in 2000. The improved margin was primarily due to the operating expense controls and the increase in costs capitalized for software development.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

                           ENTERPRISE SOLUTIONS – Operating revenues for the three months ended June 30, 2001 decreased $288,000 or 5.6% compared with the same period in 2000. For the six months ended June 30, 2001, operating revenues increased $591,000 or 6.3% compared with the same period in 2000. The decrease in revenue for the second quarter was due primarily to the non-recurrence of unusually large customer installation activity that occurred in the second quarter of 2000. The sales and installation activity has been more consistent and overall higher in 2001 than 2000. The primary reason for the increase in operating revenues for the first six months of 2001 compared to the same period of 2000 was a 34.1% increase in sales and installations of PBX and data equipment.

             Operating income decreased $50,000 or 18.2% for the three months ended June 30, 2001 compared with the same period in 2000. For the six months ended June 30, 2001, operating income increased $479,000 or 423.9% over the same period in 2000. The decrease in operating income for the second quarter was due primarily to the decrease in operating revenues for the quarter. The increase in operating income for the first six months of 2001 was attributable to the increase in operating revenues, along with an increase in the proportion of more profitable installation contracts.

             The gross margin for Enterprise Solutions was 33.1% for the quarter ended June 30, 2001 compared to 32.5% for the quarter ended June 30, 2000. For the six months ended June 30, 2001, the gross margin was 33.6% compared to 31.3% for the same period in 2000.

             The EBITDA(1) margin for this sector was 6.5% for the quarter ended June 30, 2001 compared to 7.0% for the same quarter in 2000. For the six months ended June 30, 2001, the EBITDA(1) margin was 7.6% compared to 3.0% for the same period in 2000. The improved margin for the six months ended June 30, 2001 was primarily due to the increased operating revenues and gross margin.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

LIQUIDITY AND CAPITAL RESOURCES

             CAPITAL STRUCTURE – The total long-term capital structure (long-term debt plus shareholders’ equity) for HickoryTech was $246,404,000 at June 30, 2001, reflecting 32.1% equity and 67.9% debt. This compares to a capital structure of $224,790,000 at December 31, 2000, reflecting 34.4% equity and 65.6% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

             CASH FLOWS – Cash provided by operations was $8,098,000 for the six-month period ended June 30, 2001 compared to $4,933,000 for the six-month period ended June 30, 2000.  Cash flows from operations for the six months ended June 30, 2001 and 2000 were primarily attributable to net income plus non-cash expenses for depreciation and amortization, partially offset by decreases in accounts payable related to timing of payments.

             Cash flows used in investing activities were $28,417,000 for the six months ended June 30, 2001 compared to $8,598,000 for the same period in 2000. Capital expenditures relating to ongoing businesses were $15,133,000 during the first six months of 2001 as compared to $9,075,000 for the same period in 2000. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services. Also included in cash flows used in investing activities for the six months ended June 30, 2001 were additions to capitalized software development costs for the Information Solutions Sector’s SuiteSolution billing product of $2,154,000, compared to $310,000 for the same period in 2000.  Cash flows used in investing activities for the first six months of 2001 also included $11,357,000 for the acquisition of the two PCS licenses in Minnesota.

             Cash flows provided by financing activities was $20,953,000 for the six-month period ended June 30, 2001 compared to $3,519,000 for the six-month period ended June 30, 2000.  Included in cash flows from financing activities are debt borrowings, debt repayments, and dividend payments. During the first six months of 2001, HickoryTech borrowed $21,500,000 under its revolving credit facility to cover cash requirements, primarily for capital expenditures and the PCS acquisition. During the first six months of 2000, HickoryTech borrowed $48,500,000 under the revolving credit facility, primarily to repay $40,000,000  of senior unsecured notes and for capital expenditures. During the six months ended June 30, 2001, an increase in HickoryTech’s cash overdraft provided $3,836,000 to cash flows. The cash overdraft reflects HickoryTech’s effective use of cash float. Dividend payments for the first six months of 2001 were $3,056,000 compared to $2,919,000 for the same period in 2000.

             WORKING CAPITAL – Working capital was $9,772,000 as of June 30, 2001, compared to working capital of $8,882,000 as of December 31, 2000. The increase is primarily due to the decrease in accounts payable and advanced billings and deposits.  The ratio of current assets to current liabilities was 1.6:1.0 as of June 30, 2001 and 1.5:1.0 as of December 31, 2000.

             LONG-TERM DEBT – HickoryTech’s long-term debt as of June 30, 2001 was $167,322,000 excluding current maturities of $1,219,000. In September 2000, HickoryTech obtained a $225,000,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit facility and a $100,000,000 term loan facility.  The available line of credit on the $125,000,000 revolving credit facility decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 7.01% at June 30, 2001.  The $100,000,000 term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. As of June 30, 2001, HickoryTech had drawn $168,000,000 on this credit facility and had $56,500,000 of available credit.

             OTHER - HickoryTech has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

             Cash provided by operations and access to new debt continue to be HickoryTech’s primary sources of funds. HickoryTech’s financial strength continues to be supported by its current ratio (1.6 to 1), cash flows generated by operations, and borrowings under the credit facility described above.

             HickoryTech primarily uses variable interest rate financial instruments as of June 30, 2001. HickoryTech continually monitors the interest rates on its bank loans. A higher level of interest expense is likely to occur because of expanded use of the credit facility for additional capital expenditures in the Communications Services Sector.

             On August 6, 2001, HickoryTech sold its local telephone exchange in Amana, Iowa. The proceeds from the sale will be applied to HickoryTech’s outstanding debt balance. Refer to Note 5 for further discussion of this disposition.

RECENT ACCOUNTING DEVELOPMENTS

             In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” (collectively, “the Statements”). The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite life intangibles.  HickoryTech intends to adopt the Statements during the first quarter of 2002 and expects that the adoption of the Statements will reduce 2002 amortization expense, although the amount of such reduction cannot be determined at this time.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter and six months ended June 30, 2001, HickoryTech’s interest expense would have increased $298,000 for the three months ended June 30, 2001 and $615,000 for the six months ended June 30, 2001. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

             None

Item 2.  Changes in Securities.

             None

Item 3.  Default Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

a.	The annual shareholders’ meeting was held on April 9, 2001.
b.	Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

			Broker
Director	For	Withheld	Nonvotes

James H. Holdrege	10,543,764	106,462	NONE
Lyle G. Jacobson	10,536,553	113,673	NONE
Starr J. Kirklin	10,398,753	251,473	NONE

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Exhibits

	10.	HickoryTech Corporation Directors’ Stock Option Plan Amended and Restated February 6, 2001.

(b)	HickoryTech filed a Form 8-K on May 10, 2001 announcing that it had signed a definitive agreement to purchase two PCS licenses from McLeodUSA Incorporated.

HickoryTech filed a Form 8-K on June 29, 2001 announcing that it had closed on the purchase of two PCS licenses from McLeodUSA Incorporated on June 26, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 10, 2001	HICKORY TECH CORPORATION

		By:	/s/ Robert D. Alton, Jr.
Robert D. Alton, Jr., Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer