Form 10-Q
period 2001-09-30
HICKORY TECH CORP
filed 2001-11-13
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number   0-13721

HICKORY TECH CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1524393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The total number of shares of the registrant's common stock outstanding as of September 30, 2001:  13,929,497.

HICKORY TECH CORPORATION

September 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Thousands Except Per Share Amounts)	For Quarter Ended		For Nine Months Ended
	9/30/2001	9/30/2000	9/30/2001	9/30/2000
OPERATING REVENUES:
Telephone	$13,560	$13,224	$41,297	$39,031
Communications Services	2,823	2,022	8,164	5,433
Wireless Services	4,490	4,976	13,653	14,226
Information Solutions	1,207	1,021	3,150	3,185
Enterprise Solutions	5,479	4,329	15,480	13,739
TOTAL OPERATING REVENUES	27,559	25,572	81,744	75,614

COSTS AND EXPENSES:
Operating Expenses	16,983	16,114	51,425	48,181
Depreciation	3,271	2,761	9,216	8,061
Amortization of Intangibles	1,108	813	2,771	2,327
TOTAL COSTS AND EXPENSES	21,362	19,688	63,412	58,569

OPERATING INCOME	6,197	5,884	18,332	17,045

OTHER INCOME (EXPENSE):
Equity in Net Income (Loss) of Investee	(19)	4	(32)	24
Gain on Sale of Assets	1,069	-	1,210	271
Interest and Other Income	29	137	104	265
Interest Expense	(2,711)	(2,590)	(8,318)	(6,869)

TOTAL OTHER INCOME (EXPENSE)	(1,632)	(2,449)	(7,036)	(6,309)

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,565	3,435	11,296	10,736
INCOME TAXES	1,825	1,357	4,589	4,300
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,740	2,078	6,707	6,436
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF TAX BENEFIT OF $158	-	-	-	(233)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT OF $14	-	-	-	(20)
NET INCOME	$2,740	$2,078	$6,707	$6,183

Basic Earnings Per Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.20	$0.15	$0.48	$0.47
Extraordinary Item and Cumulative Effect	-	-	-	(0.02)
Net Income	$0.20	$0.15	$0.48	$0.45
Dividends Per Share	$0.11	$0.11	$0.33	$0.33
Weighted Average Common Shares Outstanding	13,908	13,844	13,896	13,819

Diluted Earnings Per Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.20	$0.15	$0.48	$0.47
Extraordinary Item and Cumulative Effect	-	-	-	(0.02)
Net Income	$0.20	$0.15	$0.48	$0.45
Weighted Average Common and Equivalent Shares Outstanding	14,014	13,956	13,991	13,887

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2001

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	9/30/2001	12/31/2000
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$905	$1,190
Receivables, Net of Allowance for Doubtful Accounts of $1,348 and $961	16,767	16,137
Income Taxes Receivable	-	670
Inventories	5,442	4,585
Deferred Income Taxes	1,070	1,404
Other	1,462	1,423
TOTAL CURRENT ASSETS	25,646	25,409

INVESTMENTS	10,623	10,361

PROPERTY, PLANT AND EQUIPMENT	224,679	203,362
Less ACCUMULATED DEPRECIATION	92,426	86,672
PROPERTY, PLANT AND EQUIPMENT, NET	132,253	116,690

OTHER ASSETS:
Intangible Assets, Net	107,839	100,603
Deferred Costs and Other	2,485	2,424
TOTAL OTHER ASSETS	110,324	103,027

TOTAL ASSETS	$278,846	$255,487

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$7,164	$10,791
Income Taxes Payable	3,183	-
Accrued Interest	423	108
Advanced Billings and Deposits	3,749	4,411
Current Maturities of Long-Term Debt	1,220	1,217
TOTAL CURRENT LIABILITIES	15,739	16,527

LONG-TERM DEBT, Net of Current Maturities	169,517	147,433

DEFERRED INCOME TAXES	8,569	9,417

DEFERRED COMPENSATION AND OTHER	2,932	2,932

DEFERRED REVENUE	1,872	1,821

TOTAL LIABILITIES	198,629	178,130

SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2001, 13,929,497; 2000, 13,878,568	1,393	1,388
Additional Paid-In Capital	6,205	5,473
Retained Earnings	72,619	70,496
TOTAL SHAREHOLDERS' EQUITY	80,217	77,357

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$278,846	$255,487

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
In Thousands	9/30/2001	9/30/2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,707	$6,183
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	11,987	10,388
Stock-Based Compensation	320	697
Equity in Net Loss (Income) of Investee	32	(24)
Gain on Sale of Assets	(1,210)	(271)
Cumulative Effect of Accounting Change	-	34
Deferred Income Taxes	(513)	-
Provision for Losses on Accounts Receivable	387	578
Extraordinary Loss on Debt Extinguishment	-	391
Changes in Operating Assets and Liabilities:
Receivables	(16)	601
Inventories	(895)	(1,987)
Accounts Payable and Accrued Expenses	190	(5,236)
Advance Billings and Deposits	(656)	758
Deferred Revenue and Compensation	51	640
Other	(101)	(776)
Net Cash Provided By Operating Activities	16,283	11,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(26,646)	(18,228)
Additions to Capitalized Software Development Costs	(2,695)	(523)
Increase in Investments	(697)	(10,120)
Distribution from Investee	-	700
Proceeds from Sale of Assets	6,949	298
Acquisition of Licenses	(11,399)	(104)
Net Cash Used In Investing Activities	(34,488)	(27,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Cash Overdraft	-	(16)
Payment of Debt Issuance Costs	-	(1,229)
Repayments of Debt	(162)	(40,399)
Borrowings on Line of Credit	29,500	63,100
Repayments on Line of Credit	(7,250)	(1,100)
Proceeds from Issuance of Common Stock	416	370
Dividends Paid	(4,584)	(4,381)
Net Cash Provided By Financing Activities	17,920	16,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285)	344

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,190	2,708

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$905	$3,052

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2001

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

        All revenues and expenses related to Internet services which were reported in the Telephone Sector in 2000 have been reclassified to the Communications Services Sector to conform to the 2001 presentation.  These reclassifications reduced Telephone Sector revenue and increased Communications Services Sector revenue by $398,000 for the three months ended September 30, 2000 and $1,152,000 for the nine months ended September 30, 2000. These reclassifications also reduced Telephone Sector operating expenses and increased Communications Services Sector operating expenses by $403,000 for the three months ended September 30, 2000 and $1,060,000 for the nine months ended September 30, 2000. In addition, cost of sales of $2,755,000 for the three months ended September 30, 2000 and $9,217,000 for the nine months ended September 30, 2000 related to Enterprise Solutions Sector sales that were reported separately in 2000 have been reclassified to include them in operating expenses to conform to the 2001 presentation.  These reclassifications had no effect on previously reported consolidated operating income, net income or cash flows.

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

	For Three Months Ended		For Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00

Weighted Average Shares Outstanding	13,907,884	13,843,724	13,895,659	13,818,601
Stock Options (dilutive only)	105,745	112,176	95,720	68,726
Weighted Average Stock Subscribed (ESPP)	269	307	90	102
Weighted Average Dilutive Shares Outstanding	14,013,898	13,956,207	13,991,469	13,887,429

        Options to purchase 39,750 shares for the three months and nine months ended September 30, 2001 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

        Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first three quarters of 2001 and 2000.

Shares Outstanding on Record Date	2001	2000
First Quarter (Feb. 15)	13,886,669	13,799,056
Second Quarter (May 15)	13,892,254	13,817,168
Third Quarter (August 15)	13,897,929	13,833,834

        Dividends per share reflect dividends declared during the applicable quarter divided by the weighted average common shares outstanding during the period.

        During the first nine months of 2001 and 2000, shareholders have elected to reinvest $184,000 and $178,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

        For the three months and nine months ended September 30, 2001 and 2000, comprehensive income was comprised solely of net income.

NOTE 4. INVENTORIES

        Inventories at September 30, 2001 and December 31, 2000 consist of raw materials and supplies.

NOTE 5. DISPOSITION

        On August 6, 2001, HickoryTech closed on the previously announced agreement to sell its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. for $6,500,000 in cash.  The Amana operation, known as Amana Colonies Telephone Company (ACTC), served approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. HickoryTech recorded a pre-tax gain on the sale of $1,068,000 ($597,000 net of tax). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The operations of ACTC were included in the Telephone Sector.  For the three months ended September 30, 2001 and 2000, ACTC generated revenues of $142,000 and $373,000 and generated an operating loss of ($23,000) and $0, respectively.  For the nine months ended September 30, 2001 and 2000, ACTC generated revenues of $829,000 and $1,106,000 and generated an operating income (loss) of ($16,000) and $1,000, respectively.   The pro-forma impact of this disposition on net income and earnings per share for the periods presented herein is not considered material.

NOTE 6. RECENT ACCOUNTING DEVELOPMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” (collectively, “the Statements”). The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite life intangibles.  HickoryTech intends to adopt the Statements during the first quarter of 2002 and expects that the adoption of the Statements will reduce 2002 amortization expense, but has not yet determined the amount of such reduction.

        In August 2001, the FASB approved Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. This statement will affect asset retirement obligations upon adoption.

        In October 2001, the FASB approved Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  The effects on our financial position and results of operations are unknown.

NOTE 7. QUARTERLY SECTOR FINANCIAL SUMMARY

(In Thousands)		Comm.	Wireless	Information	Enterprise	Corporate and	HickoryTech
	Telephone	Services	Services	Solutions	Solutions	Eliminations	Consolidated
Three Months Ended 9/30/01
Operating Revenue from Unaffiliated Customers	$13,560	$2,823	$4,490	$1,207	$5,479	$-	$27,559
Intercompany Revenues	1,031	158	-	1,206	-	(2,395)	-
Total	14,591	2,981	4,490	2,413	5,479	(2,395)	27,559

Depreciation and Amortization	2,187	523	1,081	396	91	101	4,379
Operating Income (Loss)	7,064	(1,376)	379	(75)	250	(45)	6,197
Net Income (Loss)	4,125	(864)	158	(83)	137	(733)	2,740
Total Assets	107,081	48,267	95,175	5,989	9,013	13,321	278,846
Property, Plant and Equip.,Net	66,444	45,545	16,047	3,460	727	30	132,253
Capital Expenditures	2,489	8,152	666	99	107	-	11,513

Three Months Ended 9/30/00
Operating Revenue from Unaffiliated Customers	$13,224	$2,022	$4,976	$1,021	$4,329	$-	$25,572
Intercompany Revenues	884	258	-	1,178	-	(2,320)	-
Total	14,108	2,280	4,976	2,199	4,329	(2,320)	25,572

Depreciation and Amortization	2,009	190	1,091	100	87	97	3,574
Operating Income (Loss)	6,701	(1,247)	640	106	(582)	266	5,884
Net Income (Loss)	3,933	(755)	359	66	(361)	(1,164)	2,078
Total Assets	104,449	20,133	85,524	4,284	10,064	12,847	237,301
Property, Plant and Equip.,Net	61,463	18,779	14,918	2,004	694	469	98,327
Capital Expenditures	3,624	4,857	634	16	12	10	9,153

(In Thousands)		Comm.	Wireless	Information	Enterprise	Corporate and	HickoryTech
	Telephone	Services	Services	Solutions	Solutions	Eliminations	Consolidated
Nine Months Ended 9/30/01
Operating Revenue from Unaffiliated Customers	$41,297	$8,164	$13,653	$3,150	$15,480	$-	$81,744
Intercompany Revenues	2,913	585	-	3,751	-	(7,249)
Total	44,210	8,749	13,653	6,901	15,480	(7,249)	81,744

Depreciation and Amortization	6,475	1,179	3,166	596	264	307	11,987
Operating Income (Loss)	20,619	(4,235)	1,219	785	842	(898)	18,332
Net Income (Loss)	12,064	(2,597)	613	397	466	(4,236)	6,707
Total Assets	107,081	48,267	95,175	5,989	9,013	13,321	278,846
Property, Plant and Equip.,Net	66,444	45,545	16,047	3,460	727	30	132,253
Capital Expenditures	7,151	16,556	1,397	1,168	197	177	26,646

Nine Months Ended 9/30/00
Operating Revenue from Unaffiliated Customers	$39,031	$5,433	$14,226	$3,185	$13,739	$-	$75,614
Intercompany Revenues	2,293	731	-	3,408	-	(6,432)
Total	41,324	6,164	14,226	6,593	13,739	(6,432)	75,614

Depreciation and Amortization	6,011	495	3,154	253	255	220	10,388
Operating Income (Loss)	19,580	(3,718)	2,253	400	(469)	(1,001)	17,045
Net Income (Loss)	11,513	(2,250)	1,260	247	(327)	(4,260)	6,183
Total Assets	104,449	20,133	85,524	4,284	10,064	12,847	237,301
Property, Plant and Equip.,Net	61,463	18,779	14,918	2,004	694	469	98,327
Capital Expenditures	8,843	6,239	2,946	109	67	24	18,228

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 (Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995) to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made.  HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

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

WIRELESS SERVICES SECTOR

        HickoryTech’s Wireless Services Sector owns and operates cellular telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, the sector provides cellular service for Minnesota’s Rural Service Area (RSA) 10, under the business name of HickoryTech Wireless. This business holds 100% of an FCC cellular license to operate in seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. This business also holds the Minneapolis/St. Paul Metro A-2 (Metro A-2) cellular license. The Metro A-2 property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county.  Metro A-2 provides service to an area with a population of approximately 170,000.  This business also holds the newly acquired PCS licenses for the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea.  The two BTAs are located in 16 Minnesota counties and one Iowa county and provide service to an area with a population of approximately 493,000, some of which coincide with the previously mentioned cellular RSA 10 population of 230,000.

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

OPERATING REVENUES - Consolidated operating revenues were $1,987,000 or 7.8% higher for the three months ended September 30, 2001 than for the three months ended September 30, 2000. Consolidated operating revenues were $6,130,000 or 8.1% higher for the nine months ended September 30, 2001 than for the nine months ended September 30, 2000. The revenue increase was primarily due to a 16.2% increase in HickoryTech’s total customer base from September 30, 2000 to September 30, 2001 and an increase in system sales in HickoryTech’s Enterprise Solutions Sector. The revenue increases from the higher customer base and system sales were partially offset in the third quarter of 2001 by a decrease in roaming revenues of $937,000 from the levels experienced in the third quarter of 2000 in HickoryTech’s Wireless Services Sector.

OPERATING EXPENSES - Operating expenses for the three months ended September 30, 2001 increased $869,000 or 5.4% compared with the same period in 2000. Operating expenses for the nine months ended September 30, 2001 increased $3,244,000 or 6.7% compared with the same period in 2000. The increase in operating expenses was primarily due to higher customer acquisition costs, primarily advertising and promotions, in the Communications Services and Wireless Sectors. A further cause for the increase in operating expenses was the higher employee count maintained by HickoryTech to service its expanding customer base. During the second quarter of 2001, HickoryTech implemented a series of management actions aimed at reducing operating expenses.  These management actions were successful in limiting the operating expense growth in the second and third quarters of 2001.

        Included in operating expenses were cost of sales of HickoryTech’s Enterprise Solutions Sector of $3,865,000 and $2,947,000 for the three months ended September 30, 2001 and 2000, respectively, and $10,503,000 and $9,409,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of sales from this sector for the three and nine months ended September 30, 2001 over comparable periods in 2000 was primarily due to its increase in volume of system sales.

DEPRECIATION AND AMORTIZATION - Depreciation expense for the three months ended September 30, 2001 was $510,000 or 18.5% higher than for the same period in 2000. Depreciation expense for the nine months ended September 30, 2001 was $1,155,000 or 14.3% higher than for the same period in 2000. The capital expenditures in the emerging CLEC and fiber optic networks primarily account for the increase in depreciation expense. Amortization expense for the three months ended September 30, 2001 was $295,000 or 36.3% higher than for the same period in 2000. Amortization expense for the nine months ended September 30, 2001 was $444,000 or 19.1% higher than for the same period in 2000. The amortization of capitalized software development costs related to the Information Solutions Sector’s billing software was the primary reason for the increase in amortization expense.  In addition, HickoryTech began amortizing its PCS licenses, which were acquired at the end of the second quarter 2001, during the third quarter of 2001.

OPERATING INCOME - Operating income was 5.3% higher for the three months ended September 30, 2001 than for the three months ended September 30, 2000. Operating income was 7.6% higher for the nine months ended September 30, 2001 than for the nine months ended September 30, 2000. The increase in operating income primarily reflects the impact of the increase in operating revenues for this period and the implementation of management actions aimed at reducing operating expenses. Operating income was negatively impacted by the increase in customer acquisition costs, higher depreciation expense related to building out the infrastructure of the CLEC business and higher amortization expense related to capitalized software development costs and recently-acquired PCS licenses.

INTEREST EXPENSE - Interest expense increased $121,000 or 4.7% for the three months ended September 30, 2001 compared to the same period in 2000. Interest expense increased $1,449,000 or 21.1% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in interest expense was due to an increase in long-term debt of $37,535,000 as of September 30, 2001, compared to September 30, 2000, offset by a decrease in the weighted average interest rate on the revolving credit facility from 9.12% on September 30, 2000 to 6.30% on September 30, 2001. The outstanding balance of the revolving credit facility was $170,250,000 on September 30, 2001.  HickoryTech expects interest expense to increase in future periods given higher levels of borrowing expected to fund capital expenditures in its emerging businesses.

NET INCOME - Consolidated net income for the three months ended September 30, 2001 was 31.9% higher than the comparable period in 2000. Consolidated net income for the nine months ended September 30, 2001 was 8.5% higher than for the comparable period in 2000. The three months ended September 30, 2001 included after-tax gains on the sale of assets of $598,000, primarily related to the sale of ACTC. The nine months ended September 30, 2001 included after-tax gains on the sale of assets of $681,000, primarily related to the sale of ACTC during the third quarter. The nine months ended September 30, 2000 included an after-tax gain on the sale of assets of $160,000. The nine months ended September 30, 2000 also included a $233,000 after-tax extraordinary loss on debt extinguishment and a $20,000 after-tax charge for the cumulative effect of a change in accounting principle related to the adoption of Staff Accounting Bulletin (SAB) No. 101.  Without the effects of these one-time items, net income would have increased 3.1% for the three months and decreased 4.0% for the nine months ended September 30, 2001 compared to the same periods in 2000. The primary reason for the decrease in net income for HickoryTech for the nine months ended September 30, 2001 was the increase in interest expense due to funds borrowed for capital expenditures required to expand the CLEC business.

OPERATING STATISTICS

	9/30/01	9/30/00
Local Telephone Access Lines	65,783	66,727
Local CLEC Access Lines	10,894	7,051
Wireless Customers	26,328	23,265
Long Distance Customers	23,070	16,807
Internet Customers	14,089	6,757

SECTOR RESULTS OF OPERATIONS

        TELEPHONE - Operating revenues for the three months ended September 30, 2001 increased $336,000 or 2.5% compared with the same period in 2000. Operating revenues for the nine months ended September 30, 2001 increased $2,266,000 or 5.8% compared with the same period in 2000. Without the revenues of ACTC, which was sold on August 6, 2001, the increase in operating revenues would have been 4.5% for the three months ended and 6.7% for the nine months ended September 30, 2001. An increase in total access revenues for the nine months ended September 30, 2001 of $738,000 was the primary reason for the increase in operating revenues. Access revenues were bolstered by a continuing demand for special circuits and a 3.4% increase in minutes of use in the first nine months of 2001 over the first nine months of 2000. Access revenue in 2001 was also aided by $200,000 of retroactive billings during the first quarter for special access circuit revenue from interexchange carriers, which is a nonrecurring event. Access line growth, vertical service penetration and higher large system sales accounted for the remaining revenue increase in the first nine months of 2001.

        Operating income increased $363,000 or 5.4% for the three months ended September 30, 2001 compared with the same period in 2000. For the nine months ended September 30, 2001, operating income was $1,039,000 or 5.3% higher than the same period in 2000. The increase in operating income for the three months and nine months ended September 30, 2001 was due primarily to the increase in operating revenues and the specific actions taken by management to reduce costs. These increases in operating income were partially offset by a higher employee base and other expenses incurred to support the growth and activity of HickoryTech’s CLEC.

        The EBITDA(1) margin for this sector was 57.9% for the quarter ended September 30, 2001 compared to 56.4% for the same quarter in 2000. For the nine months ended September 30, 2001, the EBITDA(1) margin was 56.4% compared to 56.5% for the same period in 2000. The EBITDA margin has remained at a consistent level despite the higher employee base and other expenses incurred to support the growth and activity of HickoryTech’s CLEC primarily because of the  management actions taken to reduce operating expenses.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA margin represents EBITDA divided by total operating revenues before eliminations. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

        COMMUNICATIONS SERVICES  - For the three months ended September 30, 2001, operating revenues were $801,000 or 39.6% higher than the three months ended September 30, 2000. For the nine months ended September 30, 2001, operating revenues were $2,731,000 or 50.3% higher than the nine months ended September 30, 2000. This increase was primarily attributable to increased market share and customer penetration. The Communications Services Sector had a count of 48,000 in combined access lines, long distance customers and Internet customers at September 30, 2001 (including approximately 5,000 Internet customers acquired in October 2000) compared to 31,000 combined customer units at September 30, 2000.

        Despite the increase in revenues, the emerging Communications Services Sector reported a loss for the quarter, as it has since its inception in 1998, due to fixed cost components of operating expenses, primarily administrative, and depreciation expense related to capital expenditures made to build the CLEC network. For the three months ended September 30, 2001, the operating loss increased $129,000 or 10.3% over the comparable period in 2000. For the nine months ended September 30, 2001, the operating loss increased $517,000 or 13.9% over the comparable period in 2000. This sector continues to be in its start-up phase, and is experiencing growth in its customer base. In order to service this growing customer base, this sector has increased its employee count and experienced higher operating expenses, resulting in an increase in operating expenses of $830,000 or 23.5% for the three months ended September 30, 2001 and an increase of $3,102,000 or 31.4% for the nine months ended September 30, 2001 over the comparable periods in 2000. This sector has also experienced an increase in depreciation and amortization expense of $333,000 and $684,000 for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase in depreciation expense was caused by the capital expenditures related to overbuilding towns to provide local telecommunications services.

        The EBITDA(1) margin for this sector was (28.6%) for the quarter ended September 30, 2001 compared to (46.3%) for the same quarter in 2000. For the nine months ended September 30, 2001, the EBITDA(1) margin was (34.9%) compared to (52.2%) for the same period in 2000. The improved margin was primarily due to the increase in operating revenues over the fixed cost components of operating expenses.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA margin represents EBITDA divided by total operating revenues before eliminations. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

        WIRELESS SERVICES  - Operating revenues for the three months ended September 30, 2001 decreased $486,000 or 9.8% compared with the same period in 2000. For the nine months ended September 30, 2001, operating revenues decreased $573,000 or 4.0% compared with the same period in 2000.  Local service revenues increased 16.6% for the three months and 19.6% for the nine months ended September 30, 2001 compared to the same periods in 2000 as a result of retail customers at September 30, 2001 growing 13.2% over the September 30, 2000 customer base. The increased revenue from the increase in the number of retail customers was more than offset by a $973,000 decrease in roaming revenue for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Roaming rates and minutes from other wireless carriers’ customers travelling into HickoryTech’s service territory have continued to erode, particularly due to technological changes among other wireless providers which diminish the roaming minutes on HickoryTech’s wireless service towers. In addition, AT&T Wireless changed its Intelligent Roaming Database to favor its roaming partners in HickoryTech’s service territory and has continued to build-out its PCS license in RSA10.  Both of these actions by AT&T will continue to cause a decline in roaming minutes for HickoryTech, which will only be partially offset by increases in local recurring service revenues from HickoryTech’s retail customers.

        For the three months ended September 30, 2001, operating income was $261,000 or 40.8% lower than the comparable period in 2000. For the nine months ended September 30, 2001, operating income was $1,034,000 or 45.9% lower than the comparable period in 2000. The decrease in operating income was primarily due to the decrease in wireless revenue, as discussed above.  This trend is expected to continue.

        The EBITDA(1) margin for this sector was 32.3% for the quarter ended September 30, 2001 compared to 34.3% for the same quarter in 2000. For the nine months ended September 30, 2001, the EBITDA(1) margin was 32.1% compared to 38.0% for the same period in 2000. The decrease in margin was primarily due to the decrease in roaming revenues.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA margin represents EBITDA divided by total operating revenues before eliminations. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

        INFORMATION SOLUTIONS - Operating revenues from unaffiliated customers for the three months ended September 30, 2001 increased $186,000 or 18.2% compared with the same period in 2000. For the nine months ended September 30, 2001, operating revenues decreased $35,000 or 1.1% compared with the same period in 2000. For the three months ended September 30, 2001, the Information Solutions Sector recognized $165,000 of revenue related to one-time processing of certain billing information for a new customer. As the Information Solutions Sector develops its new convergent billing system, SuiteSolution, the first users of the billing system will be internal customers. A predecessor to SuiteSolution called WRITE2K was implemented in the Wireless Services Sector in November 1999. There have been no significant revenues recognized from SuiteSolution in HickoryTech’s consolidated financial statements from unaffiliated customers.

        Operating income decreased $181,000 or 170.8% for the three months ended September 30, 2001 as compared to the same period in 2000. For the nine months ended September 30, 2001, operating income increased $385,000 or 96.3% compared with the same period in 2000. The decrease in operating income for the three months ended September 30, 2001 was due to internal development costs no longer being capitalized for SuiteSolution during the quarter as the development has reached the point where capitalization ceases (technological feasibility). In addition, amortization of SuiteSolution capitalized development costs began in the third quarter of 2001.  The increase in operating income for the nine months ended September 30, 2001 was attributable to operating expense controls as well as capitalization of certain personnel costs related to software development activities, partially offset by increased amortization expense.

        The EBITDA(1) margin for this sector was 13.3% for the quarter ended September 30, 2001 compared to 9.4% for the same quarter in 2000. For the nine months ended September 30, 2001, the EBITDA(1) margin was 19.8% compared to 10.2% for the same period in 2000. The improved margin for the nine months ended September 30, 2001 was primarily due to operating expense controls and the capitalization of software development costs.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA margin represents EBITDA divided by total operating revenues before eliminations. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

        ENTERPRISE SOLUTIONS – Operating revenues for the three months ended September 30, 2001 increased $1,150,000 or 26.6% compared with the same period in 2000. For the nine months ended September 30, 2001, operating revenues increased $1,741,000 or 12.7% compared with the same period in 2000. The primary reason for the increase in operating revenues for the first nine months of 2001 compared to the same period of 2000 was a 43.5% revenue increase in sales and installations of PBX and data equipment.

        Operating income increased $832,000 for the three months ended September 30, 2001 from a loss of $582,000 for the same period in 2000. For the nine months ended September 30, 2001, operating income increased $1,311,000 from a loss of $469,000 for the same period in 2000. The increase in operating income was attributable to the increase in operating revenues, along with an increase in the proportion of higher margin installation contracts.

        The gross margin for Enterprise Solutions was 29.5% for the quarter ended September 30, 2001 compared to 31.9% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the gross margin was 32.2% compared to 31.5% for the same period in 2000.

        The EBITDA(1) margin for this sector was 6.2% for the quarter ended September 30, 2001 compared to (11.4%) for the same quarter in 2000. For the nine months ended September 30, 2001, the EBITDA(1) margin was 7.2% compared to (1.5%) for the same period in 2000. The improved margin was primarily due to the increased operating revenues and gross margin.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA margin represents EBITDA divided by total operating revenues before eliminations. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

LIQUIDITY AND CAPITAL RESOURCES

        CAPITAL STRUCTURE – The total long-term capital structure (long-term debt plus shareholders’ equity) for HickoryTech was $249,734,000 at September 30, 2001, reflecting 32.1% equity and 67.9% debt. This compares to a capital structure of $224,790,000 at December 31, 2000, reflecting 34.4% equity and 65.6% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

        CASH FLOWS – Cash provided by operations was $16,283,000 for the nine-month period ended September 30, 2001 compared to $11,976,000 for the nine-month period ended September 30, 2000.  Cash flows from operations for the nine months ended September 30, 2001 and 2000 were primarily attributable to net income plus non-cash expenses for depreciation and amortization. Cash flows from operations in 2000 were partially offset by decreases in accounts payable related to timing of payments.

        Cash flows used in investing activities were $34,488,000 for the nine months ended September 30, 2001 compared to $27,977,000 for the same period in 2000. Capital expenditures relating to ongoing businesses were $26,646,000 during the first nine months of 2001 as compared to $18,228,000 for the same period in 2000. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services. Also included in cash flows used in investing activities for the nine months ended September 30, 2001 were additions to capitalized software development costs for the Information Solutions Sector’s SuiteSolution billing product of $2,695,000, compared to $523,000 for the same period in 2000. Cash flows used in investing activities for the first nine months of 2001 also included $11,399,000 for the acquisition of the two PCS licenses in Minnesota.

        Cash flows provided by financing activities was $17,920,000 for the nine-month period ended September 30, 2001 compared to $16,345,000 for the nine-month period ended September 30, 2000.  Included in cash flows from financing activities are debt borrowings, debt repayments, and dividend payments. During the first nine months of 2001, HickoryTech borrowed $29,500,000 under its revolving credit facility to cover cash requirements, primarily for capital expenditures and the PCS licenses acquisition. During the first nine months of 2000, HickoryTech borrowed $63,100,000 under the revolving credit facility, primarily to repay $40,000,000  of senior unsecured notes and for capital expenditures. During the nine months ended September 30, 2001, HickoryTech repaid $7,250,000 on its revolving credit facility, primarily from the proceeds on the sale of ACTC. Dividend payments for the first nine months of 2001 were $4,584,000 compared to $4,381,000 for the same period in 2000.

        WORKING CAPITAL – Working capital was $9,907,000 as of September 30, 2001, compared to working capital of $8,882,000 as of December 31, 2000. The increase is primarily due to the decrease in accounts payable and advanced billings and deposits, offset partially by the increase in income taxes payable.  The ratio of current assets to current liabilities was 1.6:1.0 as of September 30, 2001 and 1.5:1.0 as of December 31, 2000.

        LONG-TERM DEBT - HickoryTech’s long-term debt as of September 30, 2001 was $169,517,000, excluding current maturities of $1,220,000. In September 2000, HickoryTech obtained a $225,000,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit facility and a $100,000,000 term loan facility.  The available line of credit on the $125,000,000 revolving credit facility decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 6.30% at September 30, 2001.  The $100,000,000 term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. As of September 30, 2001, HickoryTech had drawn $170,250,000 on this credit facility and had $54,000,000 of available credit.

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

        HickoryTech primarily uses variable interest rate financial instruments as of September 30, 2001. HickoryTech continually monitors the interest rates on its bank loans. A higher level of interest expense is likely to occur because of expanded use of the credit facility for additional capital expenditures in the Communications Services Sector.

RECENT ACCOUNTING DEVELOPMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” (collectively, “the Statements”). The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite life intangibles.  HickoryTech intends to adopt the Statements during the first quarter of 2002 and expects that the adoption of the Statements will reduce 2002 amortization expense, but has not yet determined the amount of such reduction.

        In August 2001, the FASB approved Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. This statement will affect asset retirement obligations upon adoption.

        In October 2001, the FASB approved Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  The effects on our financial position and results of operations are unknown

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter and nine months ended September 30, 2001, HickoryTech’s interest expense would have increased $290,000 for the three months ended September 30, 2001 and $905,000 for the nine months ended September 30, 2001. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

                None

Item 2.    Changes in Securities.

                None

Item 3.    Default Upon Senior Securities.

                None.

Item 4.    Submission of Matters to a Vote of Security Holders.

                None.

Item 5.    Other Information.

                None.

Item 6.    Exhibits and Reports of Form 8-K.

HickoryTech filed a Form 8-K on August 21, 2001 announcing that it had closed on the sale of Amana Colonies Telephone Company to South Slope Cooperative Telephone Company, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 13, 2001	HICKORY TECH CORPORATION

		By:	/s/ Robert D. Alton, Jr.
Robert D. Alton, Jr., Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer