Form 10-K
period 2001-12-31
HICKORY TECH CORP
filed 2002-03-07
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number:  0-13721

HICKORY TECH CORPORATION

Minnesota	41-1524393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 East Hickory Street
P.O. Box 3248
Mankato, Minnesota 56002
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  800-326-5789

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

Yes  ☒   No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $215,856,156 based on the last sale price of $16.27 on The Nasdaq National Market.

The total number of shares of the registrant’s common stock outstanding as of February 28, 2002: 13,961,327.

Documents Incorporated by Reference:  Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2002 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business.

GENERAL

Hickory Tech Corporation (HickoryTech) is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. From those roots, it has expanded into five business segments and eight operating companies. HickoryTech’s core business is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services commonly associated with ILECs. In addition in 1998, HickoryTech undertook business startup initiatives in long distance, internet access and competitive local exchange carrier (CLEC) businesses. This business takes advantage of HickoryTech’s telecommunications expertise and expands service into areas served by other ILECs. HickoryTech also provides wireless telecommunications services to customers in and in the area surrounding its ILEC service territory in Minnesota and also in an area surrounding Minneapolis/St. Paul. As additional lines of business, HickoryTech provides data processing services to the telecommunications industry and installs and maintains telephone systems.

The eight subsidiaries of HickoryTech and the business segments in which they operate are:

TELEPHONE SECTOR

•     Mankato Citizens Telephone Company (MCTC)

•     Mid-Communications, Inc. (Mid-Comm)

•     Heartland Telecommunications Company of Iowa (Heartland)

•     Cable Network, Inc. (CNI)

COMMUNICATIONS SERVICES SECTOR

•     Crystal Communications, Inc. (Crystal)

WIRELESS SERVICES SECTOR

•     Minnesota Southern Wireless Company (MSWC)

INFORMATION SOLUTIONS SECTOR

•     National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

•     Collins Communications Systems Co. (Collins)

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

The materials and supplies which are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of HickoryTech’s ILEC and CLEC central office switches and wireless switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are the Nortel brand. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk.

As of December 31, 2001, HickoryTech had 502 full-time equivalent employees.

ACQUISITIONS

On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash.  The PCS licenses acquired by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people.  The acquisition was a purchase of the licenses only.  There were no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs were undeveloped.  The operations of these PCS licenses are included in the Wireless Services Sector. FCC PCS licenses are forfeitable if minimum service coverage requirements are not met. The Mankato-Fairmont BTA license minimum buildout requirement was met in 2001. The Rochester-Austin-Albert Lea BTA license minimum buildout requirement deadline is June 27, 2002. Management anticipates completing the minimum buildout before the deadline.

On October 9, 2000, HickoryTech acquired the dial-up internet customer accounts of Internet Connections, a Mankato-based internet service provider. Internet Connections had approximately 5,000 internet customers in southern Minnesota. The operations of this internet services business are integrated with HickoryTech’s existing dial-up internet business in its Communications Services Sector.

DISPOSITIONS

On August 6, 2001, HickoryTech closed on the previously announced agreement to sell its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. for $6,500,000 in cash. The Amana operation, known as Amana Colonies Telephone Company (ACTC), served approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa.  HickoryTech recorded a pre-tax gain on the sale of $1,015,000 ($566,000 net of tax).  HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The operations of ACTC were included in the Telephone Sector.  For the years ended December 31, 2001, 2000 and 1999, ACTC generated revenues of $832,000, $1,467,000 and $1,461,000 and generated an operating income (loss) of ($13,000), $70,000 and $356,000, respectively.

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about HickoryTech’s industry segments is included on pages 12 to 16 and 32 of this Form 10-K.

INDUSTRY SEGMENTS

HickoryTech’s operations are conducted in the following five segments:

TELEPHONE SECTOR

MCTC, Mid-Comm and Heartland are ILECs and CNI is a fiber optic network company. Together they provide telephone-related services and collectively form HickoryTech’s Telephone Sector. The Telephone Sector also included the operations of ACTC, which was sold on August 6, 2001. None of the remaining companies in the Telephone Sector experienced major changes in scope or direction of their operations during the past year. MCTC owns and operates an independent telephone system serving the cities of Mankato and North Mankato and adjacent rural areas in Blue Earth and Nicollet Counties in south central Minnesota, approximately 75 miles south of Minneapolis/St. Paul. Mid-Comm provides telephone services to eleven rural communities adjacent to Mankato in south central Minnesota. Heartland provides service to eleven rural communities in northwest Iowa. CNI owns and operates fiber optic cable facilities in southern and central Minnesota, which are used to transport interexchange communications as a service to telephone exchange companies, primarily to MCTC and Mid-Comm.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, from access services charged to interexchange carriers and from the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and from providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies are provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by a common work force. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa and from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s telephone subsidiaries by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. None of CNI’s operations are subject to regulation by any state regulatory authority. Due to the size of MCTC, Mid-Comm and Heartland, neither the Minnesota Public Utilities Commission nor the Iowa Utilities Board regulates the rate of return or profits of each telephone company’s operations. Instead, the Minnesota Public Utilities Commission regulates the prices and services levels provided by MCTC and Mid-Comm because each company’s operations fall below the 50,000 access line minimum level for rate regulation in the state of Minnesota. In the state of Iowa, Heartland’s operations fall below the 15,000 access line minimum level for rate regulation by the Iowa Utilities Board. MCTC, Mid-Comm and Heartland are each required to file local service rates as tariffs with the applicable state public utilities commission. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota ILECs, which relieves these companies of substantial regulatory oversight. Regardless of whether a particular rate is subject to regulatory review, the ability of HickoryTech and its subsidiaries to change rates will be determined by various factors, including economic and competitive circumstances. Due to the rural nature of HickoryTech’s service territory and the relatively small size of HickoryTech’s service territory in each state, management does not expect individual state or federal regulation to materially impact HickoryTech’s operations in the near future.

As local exchange telephone companies, MCTC, Mid-Comm and Heartland provide end office switching and ancillary services to long distance interexchange carriers. These relationships allow HickoryTech’s telephone subscribers to place long distance telephone calls. By paying access charges on the long distance calls of all of the individual customers who use their service, the long distance interexchange carriers are significant customers of HickoryTech, but individually none of them represent more than ten percent of HickoryTech’s consolidated revenues.

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

In order to meet this competition, HickoryTech has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of HickoryTech’s switches, installation of over 500 miles of fiber optic cable and installation of SS7 (an out-of-band system) for all of its access lines. HickoryTech has also protected its interexchange network with fiber-ring (redundant route designs which allow traffic to re-route if trouble appears in the line), which allows HickoryTech to provide a very reliable level of service to its customers. The utility of the local network is also enhanced by the ability to offer high speed internet (digital subscriber line, or DSL) in over 70% of all HickoryTech territories, and over 95% of its largest exchange, Mankato.

Competition in HickoryTech’s ILEC service area has developed in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal city government overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 1,000 access lines or approximately 59% of that city’s business from HickoryTech. The impact of this competition is reflected in HickoryTech’s 2001, 2000 and 1999 financial results and HickoryTech management does not believe there will be significant further impact from competition in Hawarden. HickoryTech constantly responds to competitive changes with active programs to market products and to engineer its infrastructure for higher customer satisfaction.

Competition also exists for some of the services provided to interexchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers.  Other services, such as directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and experience.

COMMUNICATIONS SERVICES SECTOR

The passage of the Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new start-up business. Crystal offers local service, long distance and dial-up internet access services on a competitive basis to customers in towns in southern Minnesota and Iowa not in HickoryTech’s Telephone Sector’s service area. This service offers alternatives to the incumbent telephone carrier in various communities and is offered under the trade name HickoryTech wireline service. These services are currently being offered to customers in eight rural communities in Minnesota, as well as six rural communities in Iowa. Crystal’s primary strategy is to provide service by overbuilding the ILEC with new telecommunications switching networks and telephone lines. The Communications Services Sector also provides the long distance service and dial-up internet access services to HickoryTech’s Telephone Sector’s subscribers.

Crystal is not subject to regulation by the public utilities commissions in the states it serves regarding rates and services. The CLEC activities of Crystal do require it to file for authority to operate with the appropriate public utilities commission in each state it enters. Crystal competes directly against existing ILECs in the areas in which Crystal operates. Crystal will continue to offer services to other markets and will require additional investment of assets to be competitive in those markets.

Crystal is not dependent upon any single customer or small group of customers. No one customer accounts for ten percent or more of HickoryTech’s consolidated revenues in the Communications Services Sector.

WIRELESS SERVICES SECTOR

HickoryTech, through its subsidiary MSWC, owns and operates cellular telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, MSWC provides cellular service for Minnesota’s Rural Service Area (RSA) 10, under the trade name of HickoryTech Wireless. This business owns 100% of the  “A-side” FCC cellular license to operate in seven counties in south central Minnesota. The area overlaps and is larger than the telephone line service area of HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. This sector also owns the Minneapolis/St. Paul Metro A-2 (Metro A-2) cellular license, which was acquired on June 1, 1999. The Metro A-2 property surrounds the metropolitan Minneapolis/St. Paul area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 170,000. In addition, this sector also owns the newly acquired PCS licenses for the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The two BTAs are located in 16 Minnesota counties and one Iowa county and provide service to an area with a population of approximately 493,000, some of which coincide with the previously mentioned cellular RSA 10 population of 230,000.

MSWC derives its principal revenues and income from providing cellular telephone service to the retail customers in seven counties in south central Minnesota and roaming traffic. MSWC also derives roaming revenue from the six counties surrounding the metropolitan Minneapolis/St. Paul Metro A-2 area and roaming revenues from the 17 counties which comprise the PCS service territory.

MSWC directly competes against local cellular and PCS companies in southern Minnesota and in the Minneapolis/St. Paul area. MSWC shares the market with other wireless providers and will require additional investment of assets to build the infrastructure to provide high quality service to this service area and to meet FCC mandates.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping, carrier access bills and general accounting and payroll services. NIBI, under the trade name HickoryTech Information Solutions, also provides certain billing clearinghouse functions for interexchange carriers.

There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. There are some companies of much larger size that dominate certain aspects of the billing and data services business. There are many new market niches for telecommunications billing and data services, including ILECs, CLECs and wireless carriers. HickoryTech believes that NIBI is in a position to provide data processing services for these companies.

HickoryTech’s Information Solutions Sector has developed a new integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis. For external use, SuiteSolution can provide wireline or wireless carriers the individual benefits of a billing platform, or to integrated service providers, such as HickoryTech, a total system.

ENTERPRISE SOLUTIONS SECTOR

HickoryTech’s Enterprise Solutions’ activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service needs. Products consist of telecommunication platforms such as Nortel and Octel on the voice side of the Enterprise Solutions’ business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Enterprise Solutions specializes in the quality custom installation and maintenance of wide area networking, local networking and transport solutions in telecommunications for end user customers.

Revenues are primarily earned by the sales, installation and service of business telephone systems. Enterprise Solutions continues its commitment to service and support of its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No one customer accounts for ten percent or more of HickoryTech’s consolidated revenues in the Enterprise Solutions Sector.

There are several companies competing in the communications products market in which Enterprise Solutions operates. Competition is based primarily on price and service. No one company is dominant in this field. Enterprise Solutions offers customer premises telephone equipment through well-trained and experienced market representatives with long-term customer relationships. HickoryTech believes that its Enterprise Solutions Sector enjoys a very strong reputation for quality service. Enterprise Solutions has built a strong base of customers with recurring telecommunications needs and it is Enterprise Solutions’ goal to derive 60-70% of its revenue from sales to its base.

OTHER REGULATION

HickoryTech does not anticipate any material effects on their earnings, capital expenditures or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

Since the mid-1980’s, HickoryTech’s business strategy has been to position itself as a “one-stop” telecommunications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ total communications needs. HickoryTech has several competitive advantages: its prices and costs are low; its service reputation is high; its investment in technology is strong and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to HickoryTech that competition in this industry remain open on an equal basis to all providers. HickoryTech has chosen to participate in the competitive trend and enhance its growth by establishing its Communications Services Sector.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report, Management’s Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. HickoryTech is developing several internal growth businesses, including its Communications Services Sector, its Wireless Services Sector and its SuiteSolution product in the Information Solutions Sector, and in this Form 10-K is making certain forward-looking statements about these growth businesses. Such forward-looking statements are subject to uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this Item 1, “Management’s Discussion and Analysis” in Item 7 and Exhibit 99, which is incorporated herein by reference.  You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

Item 2.       Properties.

HickoryTech’s business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment.  At December 31, 2001, HickoryTech’s gross property, plant and equipment of $231,675,000 consisted primarily of telephone switches, cable and network equipment. HickoryTech owns or leases the telephone property, plant and equipment which it utilizes to operate its telephone systems. The three telephone subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech’s Telephone and Communications Services Sectors own the telephone network, including telephone outside plant, fiber-optic cable and central office equipment, over which they provide services to their customers. HickoryTech’s Wireless Services Sector owns the switches and cellular/PCS radio equipment which provides its unique wireless network. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including both local and long distance service. The capacity for furnishing these services both currently and in the future are under ongoing review by HickoryTech’s engineering staff. Facilities are placed in full use after installation and appropriate testing under the guidance associated with multi-year capital expenditure plans.

HickoryTech’s principal properties are the following:

(1)               MCTC’s general offices and principal central office exchange building are located in downtown Mankato, Minnesota.  This facility is owned by MCTC and is a three-level brick and stone building containing approximately 60,000 square feet of floor space.  Portions of this building are leased to HickoryTech for its general offices and to NIBI for its data processing equipment.

(2)               MCTC’s main warehouse is located in Mankato, Minnesota.  The warehouse, built in 1996, is owned by MCTC and is a two-story concrete building containing approximately 48,000 square feet.  The warehouse is used to store vehicles and supplies and is also used as office space for engineering and outside telephone personnel.

(3)               Heartland’s main central office equipment is located in a one-story brick structure owned by Heartland in Rock Rapids, Iowa containing approximately 1,500 square feet. Heartland also leases general office space in Rock Valley, Iowa.

(4)               Crystal leases office space in Mankato, Minnesota and West Des Moines, Iowa.

(5)               MSWC leases office space in Mankato, Minnesota for cellular switch equipment and administration. MSWC also leases and owns various cellular and PCS tower sites through southern Minnesota and the Minneapolis/St. Paul metropolitan area.

(6)               NIBI owns a three-story building in Mankato, Minnesota containing approximately 17,000 square feet.

(7)               Collins leases building and warehouse space in Roseville, Minnesota.

Item 3.       Legal Proceedings.

There is no material pending legal or governmental proceedings directly involving HickoryTech or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters, incidental to the business of HickoryTech and its subsidiaries.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2001 Annual Report on Form 10-K.

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters.

The common stock of HickoryTech is traded on The Nasdaq National Market under the symbol “HTCO”.

The following table sets forth for the period indicated, the high and low closing sales price of the common stock.

		High	Low	End of Qtr.
2001	4th Quarter	$19.0000	$14.8000	$16.9500
	3rd Quarter	$18.4000	$14.5100	$16.3000
	2nd Quarter	$16.0000	$13.5000	$16.0000
	1st Quarter	$20.8125	$12.1875	$14.8750

2000	4th Quarter	$23.0000	$18.3750	$20.5000
	3rd Quarter	$22.2500	$13.7500	$22.2500
	2nd Quarter	$15.5000	$11.9375	$12.1875
	1st Quarter	$15.0000	$12.9375	$14.0000

As of February 28, 2002, there were approximately 3,339 holders of record of common stock, registered and in street name accounts.

HickoryTech has declared quarterly dividends on its common stock of $0.11 per share during the two years ended December 31, 2001. A quarterly cash dividend of $0.11 per share will be paid on March 5, 2002 to stockholders of record at the close of business on February 15, 2002.

Item 6.       Selected Financial Data.

	2001	2000	1999	1998	1997
	(Dollars in Thousands, Except Per Share Amounts)
FOR THE YEAR:
Operating Revenues (A)
Telephone	$55,167	$52,662	$49,178	$47,934	$42,982
Communications Services	11,197	7,944	4,170	2,094	–
Wireless Services	17,655	18,899	16,897	7,993	–
Information Solutions	4,085	4,287	4,368	7,962	9,474
Enterprise Solutions	20,374	18,511	22,576	28,721	24,153
Total Operating Revenues	$108,478	$102,303	$97,189	$94,704	$76,609

Net Income	$8,738	$7,705	$14,666	$13,526	$15,479
Net Income Before Gains/Losses (B)	$8,119	$7,797	$9,453	$12,715	$11,774

PER SHARE:
Fully Diluted Earnings Per Share	$0.62	$0.55	$1.06	$0.99	$1.12
Fully Diluted Earnings Per Share
Before Gains/Losses (B) (C)	$0.58	$0.56	$0.68	$0.93	$0.85
Dividends Per Share (C)	$0.44	$0.44	$0.44	$0.44	$0.40

AT YEAR END:
Total Assets	$283,292	$255,487	$214,804	$161,429	$112,384
Shareholders’ Equity	$80,765	$77,357	$74,476	$63,629	$55,562
Total Debt, Long-Term and Current	$170,901	$148,650	$111,361	$76,042	$41,964
Debt Ratio (D)	67.9%	65.8%	59.9%	54.4%	43.0%

CUSTOMER DATA (year end):
ILEC Access Lines (E)	66,393	67,120	64,969	61,346	59,223
CLEC Access Lines (F)	11,573	8,283	3,704	344	–
Wireless Customers (G)	26,230	25,698	20,309	15,955	–
Internet Customers (H)	12,816	12,129	5,835	3,195	–
Long Distance Subscribers (I)	24,241	18,366	12,146	6,012	–

OTHER DATA:
Employees (year end)	502	552	502	479	452
Capital Expenditures	$32,868	$39,662	$28,531	$12,190	$12,135
Shares Outstanding (C) (year end)	13,935,308	13,878,568	13,787,416	13,662,216	13,602,357
Share Price (J) (year end)	$16.9500	$20.5000	$15.0000	$12.6250	$11.6875
Shareholders (K)	3,339	3,300	N/A	N/A	N/A

(A)                                        Acquisitions of Heartland Telecommunications Company of Iowa and Datacomm Products in 1997, Minnesota Southern Wireless Company in 1998 and Metro A-2 (Minneapolis/St. Paul area) cellular telephone business in 1999 and dispositions of HickoryTech’s subsidiaries, Digital Techniques, Inc. (DTI) in 1998 and Amana Colonies Telephone Company (ACTC) in 2001, have affected HickoryTech’s revenue trends.

(B)                                          Excludes one-time after-tax gains in 2001 of $619,000 or $0.04 per share from sale of ACTC and unrelated assets and investments; in 2000 of $161,000 or $0.01 per share adjustment to the 1998 sale of DTI; in 1999 of $5.2 million or $0.38 per share from the sale of a cellular partnership interest; in 1998 of $811,000 or $0.06 per share from the sale of DTI and unrelated securities; in 1997 of $3.7 million or $0.27 per share from the sale of DirecTV assets. 2000 also excludes $253,000 or $0.02 per share from the extraordinary loss and cumulative effect charge.

(C)              All per share calculations and shares outstanding have been restated for the 1998 3-for-1 stock split.

(D)              Debt Ratio = Total Debt /  (Total Debt + Ending Shareholders’ Equity).

(E)                                           ILEC Lines refer to the local exchange telephone access lines in the Telephone Sector. ILEC Lines include ISDN (High Speed Data) lines of 2,196 in 2001, 2,198 in 2000 and 1,683 in 1999.

(F)              CLEC Lines refer to the competitive local exchange telephone access lines in the Communications Services Sector.

(G)              Wireless Customers refer to the cellular service subscribers in the Wireless Services Sector.

(H)                                         Internet Customers are dial-up internet accounts within the Communications Services Sector, serving ILEC, CLEC or stand alone dial-up accounts anywhere HickoryTech serves. 2000 includes 4,834 customers acquired from Internet Connections. This does not include DSL customers.

(I)               Long Distance service accounts are provided in the Communications Services Sector to ILEC and CLEC customers.

(J)                                             Price is the last day closing price for 2001 through 1999 and the last five-day closing price average for the years 1998 and 1997.

(K)                                         Number of Shareholders is approximate total of Company registrations and street name accounts. Data prior to 2000 is not available.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESSES

HickoryTech operates in five business sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wired telephone service. This business is HickoryTech’s Telephone Sector. In 1998, HickoryTech began its Communications Services Sector, which is a competitive local exchange carrier (CLEC), competing for the telephone dial tone, data and long distance calling business in other ILECs’ territories. Also in 1998, HickoryTech began its Wireless Services Sector by acquiring its first wholly-owned cellular service license, added to that sector in 1999 with the acquisition of an additional cellular service license and again in 2001 with the acquisition of two PCS licenses. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly to other telecommunications companies and for its own operations. HickoryTech acquired its Enterprise Solutions Sector in 1990. Since then, HickoryTech has operated as a leading telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota.

THE COMPANY

The eight subsidiaries of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business sectors in which they operate are:

TELEPHONE

Mankato Citizens Telephone Company

Mid-Communications, Inc.

Heartland Telecommunications Company of Iowa, Inc.

Cable Network, Inc.

COMMUNICATIONS SERVICES

Crystal Communications, Inc.

WIRELESS SERVICES

Minnesota Southern Wireless Company

INFORMATION SOLUTIONS

National Independent Billing, Inc.

ENTERPRISE SOLUTIONS

Collins Communications Systems Co.

CORPORATE DEVELOPMENTS

2001                              In June, HickoryTech acquired two PCS licenses in southern Minnesota covering an area with a population of approximately 493,000.

In August, HickoryTech sold Amana Colonies Telephone Company (ACTC), a local telephone exchange serving approximately 1,500 access lines in east central Iowa.

During 2001, HickoryTech grew internally by 800 ILEC access lines (prior to sale of ACTC), 3,300 CLEC access lines, 500 wireless customers, 700 internet customers and 5,900 long distance customers, a total of 8.6% growth internally in customer counts.

2000                              In October, HickoryTech acquired approximately 5,000 dial-up internet customer accounts in southern Minnesota from Internet Connections.

During 2000, HickoryTech grew internally by 2,200 ILEC access lines, 4,500 CLEC access lines, 5,400 wireless customers, 1,300 internet customers and 6,200 long distance customers, a total of 18.5% growth internally in customer counts.

1999                              In May, HickoryTech sold its 6.4% equity interest in Midwest Wireless Communications, LLC, a rural cellular provider in southern Minnesota.

In June, HickoryTech acquired 170,000 population equivalents (pops) cellular license surrounding metropolitan Minneapolis/St. Paul.

CONSOLIDATED RESULTS OF OPERATIONS

2001 Compared to 2000

•                       2001 consolidated operating revenues were $108.5 million, a $6.2 million or 6.0% increase over 2000. Excluding revenues of $832,000 in 2001 and $1,467,000 in 2000 related to ACTC, which was sold in 2001, consolidated operating revenues in 2001 increased 6.7% over 2000.

•                       2001 consolidated net income of $8.7 million represents a $1.0 million or 13.4% increase from 2000. The 2001 net income includes a $566,000 after-tax gain from the sale of ACTC. The 2001 net income also includes a $53,000 after-tax gain from the sale of various property and investments. The 2000 net income includes a $161,000 after-tax gain related to final payment received from the 1998 sale of Digital Techniques, Inc. The 2000 net income also includes a $233,000 after-tax extraordinary loss related to the early extinguishment of debt and a $20,000 after-tax loss from the cumulative effect of a change in accounting principle. Without the effect of these gains and other one-time items in either year, consolidated net income would have increased 4.1% from 2000.

2000 Compared to 1999

•                       2000 consolidated operating revenues were $102.3 million, a $5.1 million or 5.2% increase over 1999. HickoryTech’s acquisition of Metro A-2 contributed $3,569,000 to consolidated operating revenues for the full year 2000 and $2,730,000 for the partial year 1999. Without the effect of the acquisition of Metro A-2, consolidated operating revenues in 2000 would have increased 4.5% over 1999.

•                       2000 consolidated net income of $7.7 million represents a $7.0 million or 47.5% decrease from 1999. The 2000 net income includes a $161,000 after-tax gain related to final payment received from the 1998 sale of Digital Techniques, Inc. The 2000 net income also includes a $233,000 after-tax extraordinary loss related to the early extinguishment of debt and a $20,000 after-tax loss from the cumulative effect of a change in accounting principle. The 1999 net income includes a $5.2 million after-tax gain from the sale of HickoryTech’s equity interest in Midwest Wireless Communications. Without the effect of these gains and other one-time items in either year, consolidated net income would have decreased 17.5% from 1999.

OVERALL SUMMARY OF OPERATIONS

Year Ended December 31,	2001	2000	1999
	(Dollars in thousands)
Operating Income/(Loss)
Telephone	$27,277	$25,896	$23,871
Communications Services	(5,754)	(5,219)	(4,153)
Wireless Services	1,303	2,226	3,347
Information Solutions	408	706	(486)
Enterprise Solutions	1,340	(308)	1,137
Corporate	(701)	(958)	(2,097)
	23,873	22,343	21,619
Other Income	408	434	953
Gain on Sale of Assets	1,115	271	9,207
Interest Expense	(10,687)	(9,803)	(6,513)
Income Taxes	(5,971)	(5,287)	(10,600)
Extraordinary Item and Cumulative Effect	–	(253)	–
Net Income	$8,738	$7,705	$14,666
Net Income Before Gains/Losses *	$8,119	$7,797	$9,453

* Excludes net of tax gains from sale of assets of  $619,000 in 2001, $161,000 in 2000 and $5,213,000 in 1999, and after-tax extraordinary loss of $233,000 and after-tax cumulative loss on accounting change of $20,000 in 2000.

TELEPHONE

Telephone Sector revenues represented 51% of 2001 consolidated operating revenues after intersegment eliminations. They were earned primarily by providing customers access to the Telephone Sector’s 66,393 ILEC access line local network and by providing interexchange access for long-distance network carriers. The Telephone Sector also earns revenue through use of its fiber optic transport network, network tandem switching and directory advertising. Total Telephone Sector revenues after intersegment eliminations have grown 9.9% compounded annually over a five-year period from 1996 to 2001. Without the acquisition of Heartland in 1997 and excluding the revenues from ACTC, which was sold in 2001, the five-year compound annual growth rate would have been 6.3%.

TELEPHONE

	2001	2000	1999
	(Dollars in Thousands)
Revenues Before Eliminations
Local Service	$14,433	$13,091	$12,260
Network Access	33,162	32,765	29,760
Intersegment	4,114	3,151	3,936
Other	7,572	6,806	7,158
	59,281	55,813	53,114
Cash Operating Expenses	23,238	21,816	21,724
Non-Cash Operating Expenses	8,766	8,101	7,519
	32,004	29,917	29,243
Operating Income	$27,277	$25,896	$23,871
Net Income	$15,893	$15,190	$14,433
Earnings Before Interest,
Taxes, Depreciation and Amortization (EBITDA)(1)	$36,043	$33,997	$31,389
Capital Expenditures	$8,812	$15,028	$12,710

(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

From the table above, Telephone revenues before eliminations increased 6.2% in 2001 and 5.1% in 2000. Local service rates were increased in Heartland in May 2001 and in MCTC and Mid-Comm in December 2001 and February 2000, which contributed $128,000 and $744,000 to Telephone revenues in 2001 and 2000, respectively.  Without the local service rate increases and excluding the revenues of ACTC, Telephone revenues before eliminations would have increased 7.3% in 2001 and 3.7% in 2000.

Local service revenue increased in the Telephone Sector by 10.3% for 2001 over 2000 and 6.8% for 2000 over 1999. Without the impact of the local service rate increases and excluding the revenues of ACTC, local service revenue would have increased 9.9% in 2001 and 0.7% in 2000. Increased demand for local private lines and higher penetration of vertical services such as caller identification, call waiting and three-way calling was the primary source of the growth in local service revenue in 2001. Access line growth of 1.2% in 2001 (prior to sale of ACTC) and 3.3% in 2000, along with the local service rate increases, was also a contributor to higher local service revenue.

Network access revenue increased 1.2% in 2001 and 10.1% in 2000. Access minutes in 2001 increased 0.6% over 2000 and in 2000 increased by 1.9% over 1999. Excluding the revenues of ACTC, network access revenue would have increased 3.1% in 2001, and access minutes would have increased 2.0% in 2001 over 2000. Access revenues in 2000 were enhanced by high demand for dedicated lines, high speed circuits and other non-usage based network connections. In 2001, the negative effects of network access pricing, a common industry trend, began to erode the increases in network access revenue from the volume of switched minutes of use.

Intersegment revenues increased 30.6% in 2001 over 2000 and decreased 19.9% in 2000 over 1999. The intersegment revenues are primarily related to engineering assistance provided to construct the CLEC telephone network and the use of the Telephone Sector’s telephone switch by the Communications Services Sector. These revenues are eliminated from operating revenues on the Consolidated Statements of Income.

Other revenues, which include directory advertising, billing and collections revenue and large system sales, increased 11.3% in 2001 over 2000 and decreased 4.9% in 2000 over 1999. Other revenues increased in 2001 due to higher demand for high speed data circuits and increased large system sales.

Cash operating expenses increased 6.5% in 2001 and 0.4% in 2000. The increase in 2001 was caused primarily by higher corporate costs being allocated to the Telephone Sector primarily related to the sale of ACTC, efforts made to address access reform and industry issues. The increases in 2000 were due to normal inflation. The Telephone Sector is striving for cost efficiencies and technological improvement to maintain its operating margins.

The Telephone Sector capital expenditures in 2000 and 1999 include $4,036,000 and $5,523,000, respectively, for the building of new fiber optic routes outside of this sector’s service territory. Capital expenditures in 2000 also included $1,513,000 in host switch additions. The remainder of the 2000 and 1999 capital expenditures of $9,479,000 and $7,187,000, respectively, are comparable to those in 2001 and consists primarily of additional service connections and network upgrades.

COMMUNICATIONS SERVICES

Communications Services Sector revenues represented approximately 10% of 2001 consolidated operating revenues after eliminations. Revenues are earned primarily by providing competitive local telephone service (CLEC), by providing long distance service and dial-up internet access to both CLEC and ILEC customers.

HickoryTech is developing new business with this sector. As a result of this investment, this sector’s local service, long distance and internet activities operated at negative EBITDA of $3,875,000 in 2001, $4,373,000 in 2000 and $3,826,000 in 1999. The sector also invested $19,626,000 in 2001 and $19,197,000 in 2000 in capital expenditures. Access lines served in this sector have grown to 11,573 at the end of 2001 from 3,704 at the end of 1999. Long distance customers served in this sector have grown to 24,241 at the end of 2001 from 12,146 at the end of 1999. Internet customers served in this sector have grown to 12,816 at the end of 2001 from 5,835 at the end of 1999. HickoryTech is primarily a network overbuilder, as opposed to reselling other ILEC services. While the customer acquisition costs may be high for this growth plan, management believes the long-term benefits will be comparable to its Telephone Sector operations because in essence, HickoryTech will be running its ILEC and CLEC businesses in similar manner.

COMMUNICATIONS SERVICES

	2001	2000	1999
	(Dollars in Thousands)
Revenues Before Eliminations
Long Distance	$4,538	$4,371	$2,520
Local Service	2,774	1,690	712
Internet	3,066	1,958	1,098
Other	1,561	885	387
	11,939	8,904	4,717
Cash Operating Expenses	15,814	13,277	8,543
Non-Cash Operating Expenses	1,879	846	327
	17,693	14,123	8,870
Operating Loss	$(5,754)	$(5,219)	$(4,153)
Net Loss	$(3,492)	$(3,131)	$(2,525)
Earnings Before Interest,
Taxes, Depreciation and Amortization (EBITDA)(1)	$(3,875)	$(4,373)	$(3,826)
Capital Expenditures	$19,626	$19,197	$11,137

(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

The significant increases in operating revenues and expenses in 2001 and 2000 were the result of the Communications Services Sector’s growth in CLEC access lines and long distance and internet customers. One industry trend impacting this sector is the decrease in average long distance revenue per customer. This sector experienced a 32.0% increase in its long distance customer base during 2001, with long distance revenues in 2001 increasing 3.8% over 2000. This slower growth in long distance revenues is the result of the decreasing long distance revenue per customer.

The Communications Services Sector’s growth  costs include the hiring of staff and marketing expenses prior to revenue streams and paying interconnection fees to incumbent carriers for transferring customers to the CLEC telephone network.

WIRELESS SERVICES

Wireless Services Sector revenues represented approximately 16% of 2001 consolidated operating revenues after eliminations. Revenues are earned primarily by providing wireless and prepaid cellular telephone service to subscribers in seven counties in south central Minnesota and by providing roaming service to customers and to other service providers. The Wireless Services Sector was formed after cellular service area license acquisitions in May 1998 and June 1999 and PCS license acquisitions in June 2001. Customers served in this sector have grown from 20,309 at the end of 1999 to 26,230 at the end of 2001.

In the three years ended 2001, the Wireless Services Sector invested $11,926,000 in capital expenditures to improve its service area coverage, expand its cellular businesses and build-out its newly acquired PCS license territory. HickoryTech is nearing the end of its cellular capital expenditure plan, and in 2002 will complete its PCS capital expenditure plan.

WIRELESS SERVICES

	2001	2000	1999
	(Dollars in Thousands)
Revenues Before Eliminations
Service	$10,531	$8,818	$6,795
Home Roaming	740	586	1,272
Roaming	6,384	9,495	8,830
	17,655	18,899	16,897
Cash Operating Expenses	12,098	12,396	10,346
Non-Cash Operating Expenses	4,254	4,277	3,204
	16,352	16,673	13,550
Operating Income	$1,303	$2,226	$3,347
Net Income	$668	$1,227	$1,931
Earnings Before Interest,
Taxes, Depreciation and Amortization (EBITDA)(1)	$5,557	$6,503	$6,551
Capital Expenditures	$2,694	$4,981	$4,251

(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

From the table above, Wireless revenues decreased 6.6% in 2001 over 2000 and increased 11.8% in 2000 over 1999. The decrease is primarily a result of the decrease in roaming revenue. Service revenue increased by 19.4% for 2001 over 2000 and 29.8% for 2000 over 1999. The increase in service revenue is due primarily to the growth in the customer base served by this sector of 2.1% in 2001 and 26.5% in 2000. The increase in service revenue in 2001 was more than offset by a decrease in roaming revenue of $3,111,000 during 2001. Roaming rates and minutes from other wireless carriers’ customers travelling into HickoryTech’s service territory have continued to erode, particularly due to technological changes among other wireless providers which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. In addition, other PCS wireless carriers have continued to build-out PCS licenses in RSA10. HickoryTech believes that both of these factors will continue to cause a decline in roaming minutes and related revenues for HickoryTech.

Cash operating expenses decreased 2.4% in 2001 over 2000 after increasing 19.8% in 2000 over 1999. During 2001, this sector implemented a series of management actions aimed at reducing operating expenses in an attempt to offset a portion of the decline in roaming revenue. These management actions were successful in reducing operating expenses and maintaining margins in 2001. The increase in cash operating expenses in 2000 was due primarily to the increase in customers served.

INFORMATION SOLUTIONS

Information Solutions Sector revenues represented approximately 4% of 2001 consolidated operating revenues after eliminations. Revenues are earned by providing information management solutions for HickoryTech subsidiaries, other local telephone companies, long distance resellers, CLECs, wireless companies, municipalities and utilities.

The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data. The sector has developed a new integrated billing and management system called SuiteSolution. HickoryTech plans to deploy SuiteSolution in 2002 to all HickoryTech sectors, and to provide external installations through sale or turnkey transactions beginning in 2002.

INFORMATION SOLUTIONS

	2001	2000	1999
	(Dollars in Thousands)
Revenues Before Eliminations
Unaffiliated Customers	$4,085	$4,287	$4,368
Intersegment	5,022	4,668	3,146
	9,107	8,955	7,514
Cash Operating Expenses	7,570	7,869	7,746
Non-Cash Operating Expense	1,129	380	254
	8,699	8,249	8,000
Operating Income/(Loss)	$408	$706	$(486)
Net Income/(Loss)	$128	$427	$(221)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1)	$1,537	$1,086	$(232)
Capital Expenditures	$1,347	$123	$148

(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

From the table above, Information Solutions Sector revenues before eliminations increased 1.7% in 2001 over 2000 and 19.2% in 2000 over 1999. The sector’s focus in 2001, 2000 and 1999 was split between the development and introduction of the new SuiteSolution billing and customer care software package and continued service to the existing customer base. The current customer base revenue primarily is driven by service bureau processing to long distance resellers, CLECs and local telephone companies.

Cash operating expenses in the Information Solutions Sector decreased 3.8% in 2001 and increased 1.6% in 2000. The decrease in 2001 was due primarily to management actions aimed at reducing operating expenses. This sector capitalized internal development costs associated with SuiteSolution during 2001, 2000 and 1999. The capitalization of these costs ended during the third quarter 2001 as the development of SuiteSolution had reached the point where the product was available for release to customers. As a result of development costs no longer being capitalized, cash operating expenses for this sector are expected to be higher in future years as development personnel are deployed on other tasks. Non-cash operating expenses for this sector increased in 2001 due to the amortization of SuiteSolution development costs, which began in the third quarter of 2001.

ENTERPRISE SOLUTIONS

Enterprise Solutions Sector revenues represented approximately 19% of 2001 consolidated operating revenues after eliminations. Revenues are earned primarily by the sale, installation and service of business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota. Customers in this sector’s market are the individual commercial/business end users of telecommunications service with ongoing service needs. This sector’s products consist of telecommunication platforms such as Nortel and Octel on the voice side of its business, and Cisco and Bay (Nortel) equipment on the data side of its business. HickoryTech believes that this sector’s expertise is the quality installation and maintenance of wide area and local telecommunications networks for end user customers.

ENTERPRISE SOLUTIONS

	2001	2000	1999
	(Dollars in Thousands)
Revenues Before Eliminations
Installation	$11,227	$8,688	$12,470
Service	9,147	9,823	10,106
	20,374	18,511	22,576
Cash Operating Expenses	18,675	18,482	21,120
Non-Cash Operating Expenses	359	337	319
	19,034	18,819	21,439
Operating Income	$1,340	$(308)	$1,137
Net Income	$748	$(250)	$565
Earnings Before Interest,
Taxes, Depreciation and Amortization (EBITDA)(1)	$1,699	$29	$1,456
Capital Expenditures	$213	$157	$269

(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

From the table above, revenues for 2001 increased 10.1% from 2000 while revenues for 2000 decreased 18.0% from 1999. The Enterprise Solutions Sector experienced lower volumes of business from customers during the second half of 1999 due to concerns regarding Y2K issues.  In 2000, the lower volumes of business continued. Management believes this lower business volume reflected customer delays due to industry-wide concerns regarding technological changes, including the role of switch versus server-based communications, and general economic concerns. During 2001, Enterprise Solutions gained several large customer sales and, in spite of a difficult economy, experienced consistently high new installation activity.

Cash operating expenses increased 1.0% in 2001 over 2000 and decreased 12.5% in 2000 over 1999. Cash operating expenses in 2001 were held to consistent levels as those experienced in 2000 despite a 10.1% increase in operating revenues. This was the result of management actions aimed at controlling operating expenses and improving profitability. The decrease in cash operating expenses experienced in 2000 was less than the 18.0% decrease in operating revenues as certain fixed costs could not be eliminated.

TOTAL COSTS AND EXPENSES

Total consolidated costs and expenses after eliminations increased 5.8% in 2001 over 2000 and 5.8% in 2000 over 1999. Depreciation and amortization increased $2,526,000 in 2001 over 2000 and $2,421,000 in 2000 over 1999 due primarily to the higher pace of capital investment in the Communications Services Sector, wireless acquisitions in 2001, 1999 and 1998 and the amortization of capitalized SuiteSolution software development costs. Costs and expenses other than depreciation and amortization were $67,811,000 in 2001, compared with $65,692,000 in 2000 and $63,723,000 in 1999. The causes of the net increases are explained in the sector discussions above, although the primary cause of the overall increase was the growth of the Communications Services Sector. The Communications Services Sector’s growth costs include the hiring of staff and marketing expenses prior to revenue streams and paying interconnection fees to incumbent carriers for transferring customers to the CLEC telephone network.

INTEREST EXPENSE

Interest expense increased by $884,000 in 2001 over 2000 and $3,290,000 in 2000 over 1999. The increase in interest expense in 2001 was due to the increase in total debt outstanding from $149 million at December 31, 2000 to $171 million at December 31, 2001, offset by a decrease in the weighted average interest rate from 8.17% in 2000 to 6.66% in 2001. The debt level increased in 2001 to fund internal growth and to fund the PCS acquisition. The increase in interest expense in 2000 was due to the increase in total outstanding debt from $111 million at December 31, 1999 to $149 million at December 31, 2000, and due to an increase in the weighted average interest rate from 6.65% in 1999 to 8.17% in 2000. The debt level increased in 2000 to fund internal growth.

GAIN ON SALE OF ASSETS

The 2001 gain on sale of assets includes $1,015,000 from the sale of ACTC and $100,000 from the sale of miscellaneous assets. HickoryTech received proceeds of $6.5 million on the sale of ACTC. The 2000 gain on sale of assets of $271,000 is related to a final contingent payment received from the 1998 sale of DTI. The 1999 gain on sale of assets of $9.2 million is the result of HickoryTech selling its minority interest in Midwest Wireless Communications, LLC. HickoryTech received proceeds of $12.8 million on the transaction.

INCOME TAXES

The effective tax rate in 2001 was 40.6%, versus 39.9% in 2000 and 41.9% in 1999. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes.

EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT

In June 2000, HickoryTech increased its revolving credit facility and used the proceeds to repay $40,000,000 of senior unsecured notes. As a result of the extinguishment of the senior unsecured notes, HickoryTech recorded an extraordinary loss of $233,000, net of income tax benefit of $158,000.  This action was taken to align the capital financing of HickoryTech more suitably with its current business plan.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides additional guidance in applying generally accepted accounting principles for revenue recognition. Implementation of SAB No. 101 required HickoryTech to defer revenues resulting from up-front fees and to also defer the associated direct costs. These deferred revenues and costs are now recognized ratably over the customer relationship period. As permitted by SAB No. 101, HickoryTech accounted for the change in accounting policy prospectively as a cumulative effect of accounting change retroactively to January 1, 2000. The cumulative effect of accounting change in 2000 was a loss of $20,000, net of a tax benefit of $14,000.

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Revenue Recognition — Revenues are generally recognized when services are rendered or products are delivered to customers. Revenues in the Telephone, Communications Services and Wireless Services Sectors are earned from monthly billings to customers for telephone (wireline or wireless) service. Revenues in the Telephone Sector are also derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. The companies that take part in these pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools.

Revenue in the Enterprise Solutions Sector earned on major installation and change contracts is recognized on the percentage of completion method, which relies on measuring actual contract completion versus estimates of total expected contract revenue and costs. The percentage of completion method is used since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Estimates — The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

HickoryTech’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. HickoryTech evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. HickoryTech also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, HickoryTech’s estimates of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Similarly, HickoryTech makes estimates related to the valuation of inventory. HickoryTech adjusts its inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market conditions change, if inventory valuations are lower additional inventory write-downs may be required at the time that the facts that give rise to the lower value become known.

During 2001, 2000 and 1999, HickoryTech amortized its intangible assets over their estimated useful lives. The intangible assets and their estimated useful lives are as follows: goodwill — 40 years; FCC license — 37-40 years; customer lists — 5-8 years; and other — 5-8 years. See Recent Accounting Developments for discussion of SFAS 142 and its impact on amortization of intangible assets.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

FINANCIAL CONDITION, RESOURCES AND COMMITMENTS

REVIEW OF CASH FLOWS

HickoryTech’s net working capital of $13,737,000 at December 31, 2001, is an increase of $4,855,000 from December 31, 2000. The increase is primarily due to an increase in receivables and cash, and a decrease in accounts payable. The ratio of current assets to current liabilities is 2.0 to 1.0 at December 31, 2001.

Cash flows from operations continue to be a steady source of funds for HickoryTech, primarily coming from the Telephone Sector. Cash provided from operations was $25,135,000 in 2001, $22,908,000 in 2000 and $23,175,000 in 1999. Cash flows from operations in 2001 were primarily attributable to net income plus depreciation, amortization and an increase in deferred tax liabilities, partially offset by increases in income taxes receivable, increases in costs in excess of billings on contracts in the Enterprise Solutions Sector and decreases in accounts payable relating to timing of payments and decreases in billings in excess of costs on contract in the Enterprise Solutions Sector. Cash flows from operations in 2000 were primarily attributable to net income plus depreciation and amortization, partially offset by increases in inventory in the Telephone Sector and decreases in accounts payable relating to timing of payments. Cash flows from operations in 1999 were primarily attributable to net income plus depreciation and amortization, along with a decrease in accounts receivables, an increase in accounts payable and also offset by the gain on sale of assets.

Cash flows used in investing activities were $39,979,000 in 2001, $51,238,000 in 2000 and $54,471,000 in 1999. Capital expenditures relating to ongoing businesses were $32,868,000 in 2001, $39,662,000 in 2000 and $28,531,000 in 1999. Capital expenditures were incurred to construct additional network facilities to provide CLEC services and buildout fiber optic and wireless networks. Cash used in investing activities also included $2,717,000 in 2001, $1,450,000 in 2000 and $251,000 in 1999 for capitalized software development costs associated with SuiteSolution in the Information Solutions Sector. Cash used in investing activities included $11,386,000 in 2001 for the acquisition of PCS licenses (including direct acquisition costs) and $38,767,000 in 1999 for the Metro A-2 cellular license acquisition. Proceeds from sale of assets also provided $6,992,000 in 2001 and $12,971,000 in 1999 related primarily to the sales of ACTC in 2001 and the investment in Midwest Wireless Communications, LLC in 1999. In 2000, cash used in investing activities included a $10,000,000 investment in Rural Telephone Finance Cooperative (RTFC) which was required as part of HickoryTech’s new revolving credit facility entered into in September 2000 with a syndicate which included RTFC and other banks.

Cash flows from financing activities were $15,662,000 in 2001, $26,812,000 in 2000 and $32,871,000 in 1999 primarily resulting from net borrowings under HickoryTech’s credit facilities. Dividend payments resulted in uses of cash of $6,117,000, $6,085,000 and $6,048,000 in 2001, 2000 and 1999, respectively.

DIVIDENDS

HickoryTech paid dividends of $6,117,000, or $0.44 per share, in 2001. The dividend per share rate was the same as in 2000 and 1999. HickoryTech expects paying at the existing level of dividends in 2002, which is not expected to negatively impact the liquidity of HickoryTech.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, HickoryTech’s acquisition of PCS licenses was funded with debt, using its revolving credit facility. During 2000, HickoryTech’s bank credit facility was expanded to $225 million in order to fund capital expenditures.  In 1999, HickoryTech’s acquisition of the Minneapolis/St. Paul Metro A-2 cellular business was funded with debt, using its revolving credit facility.

HickoryTech uses variable interest rate financial instruments as of December 31, 2001. The revolving credit facility had a weighted average interest rate of 6.66% for the year 2001, and 5.3% at December 31, 2001. HickoryTech continually monitors the interest rates on its bank loans. A lower level of interest expense is likely to occur in 2002 because of more limited use of the revolving credit facility for capital expenditures and potentially lower weighted average interest rates for the year 2002 than HickoryTech experienced in 2001. Based on HickoryTech’s banking relationships, HickoryTech continues to have access to multiple forms of financing based upon its 2001 current ratio (2 to 1), its EBITDA, its debt to EBITDA ratio and its proven access to debt markets.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period (long-term debt and capital lease payments do not include associated interest):

	Payments Due by Period
		Less than	1 — 3	4 — 5	After 5
	Total	1 year	years	years	years
		(Dollars in Thousands)
Contractual Obligations
Long-term debt	$170,000	$1,000	$3,000	$44,875	$121,125
Capital Lease Obligations	901	242	659	—	—
Operating Leases	3,796	1,068	1,749	298	681
Total Contractual Cash Obligations	$174,697	$2,310	$5,408	$45,173	$121,806

HickoryTech has a $224,000,000 credit facility with a syndicate of banks. This credit facility is comprised of a $125,000,000 revolving credit component and a $99,000,000 term loan component. As of December 31, 2001, HickoryTech had drawn $170,000,000 on this credit facility, with available borrowing capacity of $54,000,000 under the revolving credit component. The total commitment to HickoryTech expires as follows:

	Amount of Commitment Expiration per Period
		Less than	1 — 3	4 — 5	After 5
	Total	1 year	years	years	years
		(Dollars in Thousands)
Revolving Credit Component	$125,000	$—	$37,500	$59,375	$28,125

On June 26, 2001, HickoryTech acquired two PCS licenses in southern Minnesota. Refer to Note 2 of Notes to Consolidated Financial Statements for further discussion of this acquisition.

On August 6, 2001, HickoryTech completed the sale of its local telephone exchange in Amana, Iowa. Refer to Note 2 of Notes to Consolidated Financial Statements for further discussion of this disposition.

HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term debt and revolving lines of credit.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. HickoryTech made no acquisitions after June 30, 2001 and, therefore, SFAS No. 141 had no impact on 2001 results.

SFAS No. 142 is effective January 1, 2002 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Those intangible assets with finite useful lives will continue to be amortized over their respective useful lives. As of December 31, 2001, HickoryTech had unamortized goodwill of $25,086,000 and recorded amortization expense related to goodwill during 2001 of $766,000. HickoryTech is still waiting for further guidance from the FASB and/or the Securities Exchange Commission on whether its FCC licenses qualify as indefinite lived intangible assets. This guidance is expected before the end of the first quarter of 2002. As of December 31, 2001, HickoryTech had unamortized FCC licenses of $75,635,000 and recorded amortization expense related to these licenses during 2001 of $1,906,000. Upon adoption of SFAS No. 142, HickoryTech will cease amortization of its goodwill and may cease amortization of FCC licenses if they are determined to have indefinite lives under SFAS No. 142. HickoryTech is in the process of evaluating whether any of its goodwill or intangible asset values are impaired pursuant to the provisions of SFAS No. 142 and 144 (as described below). Although HickoryTech’s analysis is not complete, management currently does not expect any write-downs of the carrying value of its intangible assets or goodwill and therefore does not expect adoption of SFAS No. 142 will have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. HickoryTech is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used.  SFAS No. 144 is effective January 1, 2002. HickoryTech is currently evaluating the provisions of SFAS No. 144 and does not expect that adoption will have a material impact on its financial position or its results of operations.

REGULATED INDUSTRY

STATE- HickoryTech increased local rates in its Iowa ILEC subsidiary effective May 2001 and in its Minnesota ILEC subsidiaries effective December 2001, adding approximately $128,000 of revenues in 2001. The Minnesota ILEC subsidiaries also increased local rates in February 2000, adding approximately $744,000 of revenues in 2000. The Minnesota Department of Public Service has the authority to investigate rates and profits of telephone companies in Minnesota. Under Minnesota law, telephone companies with less than 50,000 customers are regulated on price and service level rather than on profit. HickoryTech’s two Minnesota ILEC subsidiaries fall under this alternative form of regulation. HickoryTech’s subsidiaries’ local service rates are lower than the rates of most Minnesota telephone companies. This relieves HickoryTech of substantial regulatory oversight. In the state of Iowa, HickoryTech’s operations fall below the 15,000 access line minimum level for rate regulation by the Iowa Utilities Board. No regulatory matters in Iowa affect HickoryTech’s current operation.

State regulators are considering access charge reform. There are no specific dockets at this time, and HickoryTech cannot estimate the amount, if any, of future potential state access revenue changes.

INTERSTATE- The Telephone Sector’s three local exchange telephone companies have had their interstate access rates established based on a nationwide pool of companies known as the National Exchange Carriers Association (NECA). These access charges reflect the FCC rules and changes in regulation as they apply to the other companies which are in the NECA pools, and ultimately establish the prices that the Telephone Sector can charge for interstate access. There has been a decline in the level of interstate access charges in the last several years, and HickoryTech foresees a continuation of this trend. The FCC ordered in late 2001 to amend the interstate access charge rate design. The FCC modifications of ILEC transport rate structure, reallocation of costs in the transport interconnection charge and amendments to universal service funds are effective January 1, 2002. The net effect of these changes did not materially change the interstate revenues for HickoryTech beginning in 2002.

FCC regulators may consider additional access charge reform. There are no specific dockets at this time, and HickoryTech cannot estimate the amount, if any, of future potential interstate revenue changes.

In September 1999, by order of the FCC, HickoryTech moved its Iowa telephone exchange from “average schedule” status for interstate traffic to a pure “cost basis” form of revenue recognition and tariffs. This means that for the Iowa telephone exchange, interstate access revenues are determined based on the specific company’s cost of service rather than nationwide averages of other companies. The switch from “average schedule” to “cost basis” for Iowa’s interstate revenue has reduced company revenues by less than $200,000 on an annualized basis.

HickoryTech’s Communications Services Sector operates in Minnesota and Iowa with less regulatory oversight than HickoryTech’s Telephone Sector. A CLEC petitions regulators for authority to operate in certain geographic areas, submits tariffs to describe services and the rates at which it will provide service, and submits interconnection agreements it has reached with other carriers for regulatory review. However, there is no regulatory oversight of the prices charged or the rate of return earned by the CLEC. This is also the case with HickoryTech’s Wireless Services Sector.

CONTINGENCIES

In January 2002, National Independent Billing Partnership (NIBP), an unconsolidated partnership of NIBI (see Note 1 of the Notes to Consolidated Financial Statements for discussion of NIBP), received written claims from one of its customers relating to contractual obligations. The claims are not a formal legal action. NIBP disagrees with the claims made by this customer. In the opinion of management, the ultimate resolution of these claims will not have a material adverse impact on HickoryTech’s financial position, results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire year ended December 31, 2001, HickoryTech’s interest expense would have increased $1,155,000 in 2001. In case of a change of this magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT

Management of Hickory Tech Corporation (HickoryTech) is responsible for the consolidated financial statements and the other financial information contained in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. They are considered by management to present fairly HickoryTech’s financial position, results of operations and cash flows. In preparing the financial statements, management is required to objectively include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

To provide reasonable assurance that assets are safeguarded against loss and that accounting records are reliable for preparing financial statements, HickoryTech management maintains a system of internal controls. The Audit Committee of the Board of Directors, which is composed of directors who are not officers or employees, meets regularly with the independent accountants and management to review the scope of internal controls, the manner in which they perform their responsibilities, audit activities and financial reporting. The Audit Committee provides a direct method of access from the Board of Directors to the independent accountants and assures the objectivity of this report’s financial information. The Audit Committee reviews and approves financial disclosures prior to releasing to the public.

HickoryTech’s financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Management has made available to the independent accountants all HickoryTech financial records and related data. Their audits, which included consideration of the internal controls, culminated in their report which appears on this page.

Robert D. Alton	David A. Christensen
Chairman, President and Chief	Vice President and Chief
Executive Officer	Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of

Hickory Tech Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Hickory Tech Corporation and subsidiaries (HickoryTech) at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of HickoryTech’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 1, 2002

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2001	2000	1999
	(Dollars in Thousands, Except Per Share Amounts)
OPERATING REVENUES:
Telephone	$55,167	$52,662	$49,178
Communications Services	11,197	7,944	4,170
Wireless Services	17,655	18,899	16,897
Information Solutions	4,085	4,287	4,368
Enterprise Solutions	20,374	18,511	22,576
TOTAL OPERATING REVENUES	108,478	102,303	97,189

COSTS AND EXPENSES:
Operating Expenses	67,811	65,692	63,723
Depreciation	12,915	11,088	9,319
Amortization of Intangibles	3,879	3,180	2,528
TOTAL COSTS AND EXPENSES	84,605	79,960	75,570
OPERATING INCOME	23,873	22,343	21,619

OTHER INCOME (EXPENSE):
Gain on Sale of Assets	1,115	271	9,207
Equity in Net Income/(Loss) of Investees	(27)	23	530
Interest and Other Income	435	411	423
Interest Expense	(10,687)	(9,803)	(6,513)
TOTAL OTHER INCOME (EXPENSE)	(9,164)	(9,098)	3,647

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	14,709	13,245	25,266
INCOME TAXES	5,971	5,287	10,600
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	8,738	7,958	14,666
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF TAX BENEFIT OF $158	—	(233)	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT OF $14	—	(20)	—

NET INCOME	$8,738	$7,705	$14,666

Basic Earnings Per Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.63	$0.58	$1.07
Extraordinary Item and Cumulative Effect of Accounting Change	–	(0.02)	–
Net Income	$0.63	$0.56	$1.07
Dividends Per Share	$0.44	$0.44	$0.44
Weighted Average Common Shares Outstanding	13,904,690	13,832,502	13,746,053

Diluted Earnings Per Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.62	$0.57	$1.06
Extraordinary Item and Cumulative Effect of Accounting Change	—	(0.02)	—
Net Income	$0.62	$0.55	$1.06
Weighted Average Common and Equivalent Shares Outstanding	14,001,478	13,923,015	13,772,495

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

ASSETS
	2001	2000
	(Dollars in Thousands)
CURRENT ASSETS:
Cash and Cash Equivalents	$2,008	$1,190
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,231 in 2001 and $961 in 2000	14,616	15,156
Income Taxes Receivable	1,675	670
Costs in Excess of Billings on Contracts	1,520	981
Inventories	4,989	4,585
Deferred Income Taxes	646	1,404
Other	2,329	1,423
TOTAL CURRENT ASSETS	27,783	25,409

INVESTMENTS	10,701	10,361

PROPERTY, PLANT AND EQUIPMENT, NET	135,644	116,690

OTHER ASSETS:
Intangible Assets, Net	102,077	97,402
Other	7,087	5,625
TOTAL OTHER ASSETS	109,164	103,027

TOTAL ASSETS	$283,292	$255,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$3,338	$6,459
Accrued Expenses	5,335	4,332
Accrued Interest	382	108
Billings in Excess of Costs on Contracts	169	950
Advanced Billings and Deposits	3,580	3,461
Current Maturities of Long-Term Obligations	1,242	1,217
TOTAL CURRENT LIABILITIES	14,046	16,527

LONG-TERM OBLIGATIONS, Net of Current Maturities	169,659	147,433

DEFERRED INCOME TAXES	13,876	9,417

DEFERRED REVENUE AND BENEFITS	4,946	4,753

TOTAL LIABILITIES	202,527	178,130

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)	—	—

SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2001, 13,935,308; 2000, 13,878,568	1,394	1,388
Additional Paid-In Capital	6,254	5,473
Retained Earnings	73,117	70,496
TOTAL SHAREHOLDERS’ EQUITY	80,765	77,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,292	$255,487

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2001	2000	1999
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,738	$7,705	$14,666

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	16,794	14,268	11,847
Gain on Sale of Assets	(1,115)	(271)	(9,207)
Extraordinary Loss on Debt Extinguishment	—	391	—
Cumulative Effect of Accounting Change	—	34	—
Provision for Losses on Accounts Receivable	782	1,005	9
Deferred Income Taxes	5,217	2,577	2,744
Stock-Based Compensation	217	660	890
Employee Retirement Benefits and Deferred Compensation	170	202	(520)
Accrued Patronage Refunds	(1,114)	—	—
Equity in Net (Income)/Loss of Investees	27	(23)	(530)
Cash Provided From Operations Before Changes In Assets and Liabilities	29,716	26,548	19,899
Changes in Operating Assets and Liabilities Net of Effects of Acquisitions and Dispositions:
Receivables	(823)	878	1,233
Inventories	(442)	(2,102)	27
Billings and Costs on Contracts	(1,321)	379	(395)
Accounts Payable and Accrued Expenses	(1,525)	(2,319)	2,401
Advanced Billings and Deposits	125	181	57
Deferred Revenue and Benefits	23	(584)	72
Other	(618)	(73)	(119)
Net Cash Provided by Operating Activities	25,135	22,908	23,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(32,868)	(39,662)	(28,531)
Additions to Capitalized Software Development Costs	(2,717)	(1,450)	(251)
Increase in Investments	—	(10,363)	(86)
Redemption of Investments	—	700	193
Acquisitions, Net of Cash Acquired	(11,386)	(885)	(38,767)
Proceeds from Sale of Assets	6,992	422	12,971
Net Cash Used in Investing Activities	(39,979)	(51,238)	(54,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	—	(3,552)	3,552
Payment of Debt Issuance Costs	—	(1,300)	(463)
Repayments of Debt	(649)	(40,452)	(681)
Payments of Capital Lease Obligations	(141)	–	–
Borrowings on Line of Credit	30,500	78,600	52,000
Repayments on Line of Credit	(8,500)	(1,100)	(16,000)
Proceeds from Issuance of Common Stock	569	701	511
Dividends Paid	(6,117)	(6,085)	(6,048)
Net Cash Provided by Financing Activities	15,662	26,812	32,871

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	818	(1,518)	1,575

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,190	2,708	1,133

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,008	$1,190	$2,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$11,337	$10,643	$6,535
Cash Paid for Income Taxes	$1,750	$2,205	$8,548

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(Dollars in Thousands)
BALANCE AT DECEMBER 31, 1998	13,662,216	$1,366	$2,005	$60,258	$63,629

Stock Award Plan	71,654	8	1,607		1,615
Employee Stock Purchase Plan	31,753	3	368		371
Directors’ Stock Retainer Plan	2,914		37		37
Stock Options Exercised	12,313	1	121		122
Dividend Reinvestment Plan	6,566	1	83		84
Net Income				14,666	14,666
Dividends Paid				(6,048)	(6,048)
BALANCE AT DECEMBER 31, 1999	13,787,416	1,379	4,221	68,876	74,476

Stock Award Plan	29,788	3	496		499
Employee Stock Purchase Plan	28,464	3	287		290
Directors’ Stock Retainer Plan	2,967		50		50
Stock Options Exercised	15,384	2	181		183
Dividend Reinvestment Plan	14,549	1	238		239
Net Income				7,705	7,705
Dividends Paid				(6,085)	(6,085)
BALANCE AT DECEMBER 31, 2000	13,878,568	1,388	5,473	70,496	77,357

Stock Award Plan	18,374	2	211		213
Employee Stock Purchase Plan	20,781	2	291		293
Directors’ Stock Retainer Plan	2,089		33		33
Dividend Reinvestment Plan	15,496	2	246		248
Net Income				8,738	8,738
Dividends Paid				(6,117)	(6,117)
BALANCE AT DECEMBER 31, 2001	13,935,308	$1,394	$6,254	$73,117	$80,765

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

The accounting policies of Hickory Tech Corporation (HickoryTech) are in conformity with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Basis of Consolidation - The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries. HickoryTech operates in the following five business segments:  (i) Telephone Sector, (ii) Communications Services Sector, (iii) Wireless Services Sector, (iv) Information Solutions Sector and (v) Enterprise Solutions Sector. An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method.  All intercompany transactions have been eliminated from the consolidated financial statements.

Revenue Recognition — Revenues are generally recognized when services are earned, rendered or products are delivered to customers. Customers are billed as of monthly cycle dates. Telephone Sector revenues are derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising.  Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. Revenue in the Enterprise Solutions Sector earned on major installation and change contracts is recognized on the percentage of completion method. Up-front fees, including installation and activation fees, are deferred and recognized on a straight-line basis over the corresponding customer relationship period.

Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from these estimates and assumptions.

Reclassifications — Certain expenses reported as cost of sales in  2000 and 1999 have been reclassified to operating expenses to conform to the 2001 presentation. These reclassifications reduced cost of sales and increased other operating expenses for 2000 and 1999 by $12,510,000 and $15,987,000, respectively. In addition, certain revenues and expenses related to HickoryTech’s internet service have been reclassified from the Telephone Sector to the Communications Services Sector. Internet revenues reclassified amounted to $1,874,000 in 2000 and $1,072,000 in 1999. Internet expenses reclassified amounted to $1,885,000 in 2000 and $1,075,000 in 1999. These reclassifications had no effect on previously reported consolidated operating income, net income or cash flows.

Property, Plant and Equipment - Property, plant and equipment are recorded at original cost of acquisition or construction.  When regulated incumbent local exchange carrier (ILEC) telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant.

The components of property, plant and equipment are summarized as follows:

	2001	2000
	(Dollars in Thousands)
ILEC Telephone Plant (Telephone Sector)	$147,315	$142,918
CLEC Telephone Plant (Communications Services Sector)	51,175	31,735
Wireless Plant (Wireless Services Sector)	23,606	20,945
Other Property and Equipment	9,579	7,764
Total	231,675	203,362
Less Accumulated Depreciation	96,031	86,672
Property, Plant and Equipment, Net	$135,644	$116,690

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant for the three years ended December 31, 2001, were 5.9%, 6.0%, and 6.0%.  All other property, plant and equipment is depreciated over estimated useful lives of three to fifteen years, and buildings are depreciated over their estimated useful lives of thirty-nine years. Other property and equipment includes $1,041,000 of equipment acquired under a capital lease. Amortization expense in 2001 and accumulated amortization at December 31, 2001 related to this capital lease was $130,000.

Cash Equivalents - Cash equivalents include short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments.

Investments — Investments include $10.3 million of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs) accounted for under the cost method of accounting.  This method requires HickoryTech to periodically evaluate whether a non-temporary decrease in value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Investments also include an unconsolidated partnership accounted for using the equity method of accounting. NIBI is a 40% general partner in National Independent Billing Partnership (NIBP), which performs billing and collection clearinghouse functions for interexchange carriers. NIBP had total assets of $1,623,000 and $1,911,000 as of December 31, 2001 and 2000, respectively. NIBP had total liabilities of $1,472,000 and $1,693,000 as of December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, NIBP had revenues of $620,000, $1,006,000 and $1,673,000, respectively, and net income/(loss) of ($67,000), $57,000 and $210,000, respectively.

Inventories — Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.

Income Taxes — HickoryTech accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Intangible Assets — The components of HickoryTech’s intangible assets, along with the periods in which each component is being amortized, are shown in the following table.  FCC licenses consist of the cost of acquiring the cellular licenses of RSA 10 and Metro A-2, and the PCS licenses in southern Minnesota. Goodwill consists of costs in excess of net assets acquired. Customers include the value assigned to customer lists acquired. Amortization expense is computed using the straight-line method based on the estimated useful life of the asset. HickoryTech reviews its intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. HickoryTech estimates the future cash flows expected to result from the asset, and if the sum of the expected net undiscounted future cash flows is less than the carrying amount of the intangible, HickoryTech recognizes an impairment loss by reducing the amortized cost of the intangible to its estimated fair value. HickoryTech has not recognized impairment losses on any intangibles in 2001, 2000 or 1999.

	2001	2000	Lives
	(Dollars in Thousands)
Goodwill	$28,815	$33,245	40 years
FCC Licenses	81,224	70,093	37 - 40 years
Customers	1,701	1,734	5 - 8 years
Other Intangibles	538	300	5 - 8 years
Total	112,278	105,372
Less Accumulated Amortization	10,201	7,970
Intangible Assets, Net	$102,077	$97,402

Capitalized Software Costs — Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” HickoryTech capitalizes costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three years. During 2001, 2000 and 1999, HickoryTech capitalized $1,285,000, $492,000 and $0, respectively, of costs associated with software purchased or developed for internal use only. These software costs are included in property, plant and equipment, and amounted to $1,503,000 and $492,000 at December 31, 2001 and 2000, respectively. These amounts are net of accumulated amortization of $184,000 and $0 at December 31, 2001 and 2000, respectively. Amortization expense relating to these capitalized costs began in 2001 and amounted to $196,000.

Software costs associated with software that is developed or purchased for external sale or license are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” HickoryTech

capitalizes costs related to such software once technological feasibility has been established and continues capitalization until the product becomes available for general release to customers. HickoryTech capitalized software costs of $2,717,000, $1,450,000 and $251,000 in  2001, 2000 and 1999, respectively, related to software that will be sold or licensed externally. These software costs are included in other non-current assets, and amounted to $3,197,000 and $1,076,000 at December 31, 2001 and 2000, respectively. These amounts are net of accumulated amortization of $729,000 and $133,000 at December 31, 2001 and 2000, respectively. Capitalized software costs are amortized on a product-by-product basis over the estimated economic life of the product. Amortization expense relating to these costs began in 2000 and amounted to $596,000 in 2001 and $133,000 in 2000.

Comprehensive Income — SFAS No. 130 requires that a full set of general purpose financial statements include the reporting of “comprehensive income.” Comprehensive income is comprised of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the years ended December 31, 2001, 2000 and 1999, comprehensive income was comprised solely of net income.

Advertising Expense — Advertising is expensed as incurred. Advertising expense charged to operations was $952,000, $1,050,000 and $669,000 in 2001, 2000 and 1999, respectively.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

	2001	2000	1999
Weighted Average Shares Outstanding	13,904,690	13,832,502	13,746,053
Stock Options	95,645	89,305	24,770
Stock Subscribed (ESPP)	1,143	1,208	1,672
Total Dilutive Shares Outstanding	14,001,478	13,923,015	13,772,495

Options to purchase 76,750 shares in 2001, 15,750 shares in 2000 and 63,500 shares in 1999 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash. The PCS licenses acquired by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people. The acquisition was a purchase of the licenses only. There were no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs were undeveloped. HickoryTech paid for the acquisition with advances under its revolving credit facility. HickoryTech allocated the entire purchase price to the fair value of the PCS license, which is being amortized over 37 years.

On August 6, 2001, HickoryTech closed on the previously announced agreement to sell its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. for $6,500,000 in cash. The Amana operation, known as Amana Colonies Telephone Company (ACTC), served approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. HickoryTech recorded a pre-tax gain on the sale of $1,015,000 ($566,000 net of tax). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The operations of ACTC were included in the Telephone Sector. For the years ended December 31, 2001, 2000 and 1999, ACTC generated revenues of $832,000, $1,467,000 and $1,461,000 and generated an operating income (loss) of ($13,000), $70,000 and $356,000, respectively. The pro-forma impact of this disposition on net income and earnings per share for the periods presented herein is not considered material.

On October 9, 2000, HickoryTech completed the acquisition of the dial-up internet customer accounts, along with certain assets and liabilities, of Internet Connections, a Mankato internet service provider, in exchange for $870,000 in cash. Internet Connections had approximately 5,000 internet customers in southern Minnesota and the Twin Cities area. The acquisition was accounted for under the purchase method of accounting. HickoryTech paid for the acquisition with available funds. HickoryTech allocated $840,000 of the purchase price to customers (intangible asset), $100,000 to other intangible assets and $70,000 to tangible net liabilities. The operations of the Internet Connections dial-up internet business are included in the Communications Services Sector.  Customers will be amortized over a period of eight years.

On May 12, 1999, HickoryTech sold its 6.4% equity interest in Midwest Wireless Communications, LLC (MWC), a rural cellular telecommunications provider in southern Minnesota, to MWC. HickoryTech recorded a pre-tax gain on the sale of $9,207,000 ($5,213,000 net of tax). The investment was accounted for under the equity method and was included with Investments prior to its sale in May 1999. The equity interest was reflected in the operations of the Telephone Sector.

On June 1, 1999, HickoryTech acquired the Metro A-2 cellular property. The property surrounds the metropolitan Twin Cities area and is located in five Minnesota counties and in one Wisconsin county. The population of the serving area is 170,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based upon their fair values. The total purchase price was approximately $41,500,000. HickoryTech allocated $36,600,000 of the purchase price to the FCC license acquired and $4,900,000 to the cellular network and cellular tower sites. HickoryTech financed $30,000,000 of the acquisition from its revolving credit facility and paid the remainder of the purchase price with available funds. The operations of the Metro A-2 acquisition are included in the Wireless Services Sector.

NOTE 3 — INVESTMENTS AND FINANCIAL INSTRUMENTS

Substantially all investments include investments accounted for using the cost method of accounting. The fair value of HickoryTech’s long-term obligations, after deducting current maturities, is estimated to be $170,923,000at December 31, 2001 and $145,635,000 at December 31, 2000, compared to carrying values of $169,659,000 and $147,433,000 respectively. The fair value estimates are based on the overall weighted interest rates and maturity compared to rates and terms currently available in the long-term financing markets.

NOTE 4 - BUSINESS SEGMENTS

HickoryTech’s operations are conducted in five business segments as: (i) Telephone Sector, (ii) Communications Services Sector, (iii) Wireless Services Sector, (iv) Information Solutions Sector and (v) Enterprise Solutions Sector.  The Telephone Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven communities in northwest Iowa. The Telephone Sector also operates fiber optic cable transport facilities in Minnesota. The Telephone Sector also included the operations of Amana Colonies Telephone Company, a local telephone exchange serving the Amana Colonies in east central Iowa, which was sold in August 2001. The Communications Services Sector offers an alternative choice for local telecommunications service, known as CLEC (Competitive Local Exchange Carrier) service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s Telephone Sector’s service area. In addition, the Communications Services Sector resells long distance service to Minnesota and Iowa subscribers. The Wireless Services Sector provides cellular telephone service to seven counties in south central Minnesota and a service area around the Minneapolis/St. Paul, Minnesota metropolitan area. The Wireless Services Sector also provides PCS service to the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The Information Solutions Sector provides data processing and related services to HickoryTech’s other sectors and to other external telephone companies, municipalities and utilities. The Enterprise Solutions Sector designs, sells, installs and services business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota.

Business segment information for the years 2001, 2000 and 1999 is as follows.  Certain amounts from the Telephone Sector and the Communications Services Sector have been reclassified in 2000 and 1999 to reflect internet operations as part of the Communications Services Sector.

BUSINESS SEGMENT DATA

Years Ended December 31

						Corporate
		Comm.	Wireless	Information	Enterprise	and
	Telephone	Services	Services	Solutions	Solutions	Eliminations	Consolidated
	(Dollars in Thousands)
2001
Revenue from Unaffiliated Customers	$55,167	$11,197	$17,655	$4,085	$20,374	$—	$108,478
Intersegment Revenues	4,114	742	—	5,022	—	(9,878)	—
Total	59,281	11,939	17,655	9,107	20,374	(9,878)	108,478

Depreciation and Amortization	8,766	1,879	4,254	1,129	359	407	16,794
Operating Income/(Loss)	27,277	(5,754)	1,303	408	1,340	(701)	23,873
Equity in Net Income/(Loss) of Investees	—	—	—	(27)	—	—	(27)
Interest Expense	28	2	1	32	—	10,624	10,687
Income Taxes	11,134	(2,427)	472	89	520	(3,817)	5,971
Net Income/(Loss)	15,893	(3,492)	668	128	748	(5,207)	8,738
Identifiable Assets	100,859	50,125	95,069	8,825	10,861	17,553	283,292
Investment in Equity Method Investees	—	—	—	60	—	—	60
Capital Expenditures	8,812	19,626	2,694	1,347	213	176	32,868

2000
Revenue from Unaffiliated Customers	$52,662	$7,944	$18,899	$4,287	$18,511	$—	$102,303
Intersegment Revenues	3,151	960	—	4,668	—	(8,779)	—
Total	55,813	8,904	18,899	8,955	18,511	(8,779)	102,303

Depreciation and Amortization	8,101	846	4,277	380	337	327	14,268
Operating Income/(Loss)	25,896	(5,219)	2,226	706	(308)	(958)	22,343
Equity in Net Income of Investees	—	—	—	23	—	—	23
Interest Expense	32	—	2	—	1	9,768	9,803
Income Taxes	10,563	(2,177)	907	295	(174)	(4,127)	5,287
Extraordinary Loss on Debt Extinguishment	—	—	—	—	—	(233)	(233)
Cumulative Effect of Accounting Change	(20)	—	—	—	—	—	(20)
Net Income/(Loss)	15,190	(3,131)	1,227	427	(250)	(5,758)	7,705
Identifiable Assets	106,157	31,935	86,108	4,585	9,989	16,713	255,487
Investment in Equity Method Investees	—	—	—	87	—	—	87
Capital Expenditures	15,028	19,197	4,981	123	157	176	39,662

1999
Revenue from Unaffiliated Customers	$49,178	$4,170	$16,897	$4,368	$22,576	$—	$97,189
Intersegment Revenues	3,936	547	—	3,146	—	(7,629)	—
Total	53,114	4,717	16,897	7,514	22,576	(7,629)	97,189

Depreciation and Amortization	7,519	327	3,204	254	319	224	11,847
Operating Income/(Loss)	23,871	(4,153)	3,347	(486)		(2,097)	21,619
Equity in Net Income of Investees	445	—	—	85	—	—	530
Interest Expense	41	—	1	—	—	6,471	6,513
Income Taxes	10,007	(1,767)	1,350	(157)	392	775	10,600
Net Income/(Loss)	14,433	(2,525)	1,931	(221)	565	483	14,666
Identifiable Assets	95,364	12,717	85,136	4,041	10,939	6,607	214,804
Investment in Equity Method Investees	—	—	—	764	—	—	764
Capital Expenditures	12,710	11,137	4,251	148	269	16	28,531

NOTE 5 – STOCK COMPENSATION

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which the shares can be purchased is 85% of the lower fair market value for such shares on two specified dates in each plan year. As of December 31, 2001, there were 900,000 common shares reserved for this plan and 665,801 shares still available for issuance. At December 31, 2001, employees had subscribed to purchase approximately 22,000 shares in the current plan year ending August 31, 2002.

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase.  As of December 31, 2001, there were 300,000 common shares reserved for this plan and 269,399 shares still available for future grants.

HickoryTech also offers a directors’ stock option plan to attract and retain outside directors. The plan provides for each outside director to receive fully vested options to purchase 5,000 shares of common stock of HickoryTech at an exercise price equal to the fair market value on the date of grant if HickoryTech meets pre-established financial objectives. The options may be exercised no later than ten years after the date of grant. As of December 31, 2001, there were 300,000 common shares reserved for this plan and 171,000 shares available for future grants.

HickoryTech’s stock award plan provides for the granting of incentive stock options, non-qualified stock options and stock awards. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. In addition, for one component of the plan, HickoryTech utilizes a trust account for the funding of a long-term performance award. In 2001, 2000 and 1999, HickoryTech paid cash of $157,000, $170,000 and $607,000 for its common stock shares and issued these shares, 8,904, 12,038 and 47,751 in 2001, 2000 and 1999, respectively, to a trust for the benefit of certain key employees. The stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2001, there were 1,750,000 common shares reserved for this plan and 1,187,050 shares available for future grants.

HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans. If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options with the following listed assumptions:

	2001	2000	1999
	(Dollars in Thousands, Except Per Share Amounts)
Pro Forma Net Income	$8,416	$7,280	$14,514
Pro Forma Basic EPS	$0.61	$0.53	$1.06
Pro Forma Diluted EPS	$0.60	$0.52	$1.06
Volatility	32.8%	30.6%	24.8%
Dividend Yield	2.5%	3.1%	3.9%
Risk-Free Interest Rates	5.0%	6.4%	5.5%
Expected Life in Years	7	7	7

A summary of the stock option activity of the plans is as follows:

				Weighted Average
	Shares			Exercise Price
	2001	2000	1999	2001	2000	1999
Outstanding at
Beginning of Year	343,781	226,781	153,984	$12.46	$11.07	$10.72
Granted	138,400	137,750	100,000	15.62	14.66	11.36
Exercised	—	(15,384)	(12,313)	—	11.81	9.88
Forfeited	—	(5,366)	(14,890)	—	11.87	10.40
Outstanding at
End of Year	482,181	343,781	226,781	$13.37	$12.46	$11.07

Exercisable at
End of Year	312,040	214,736	119,083	$12.86	$11.81	$10.99

Weighted Average Fair
Value of Options Granted
During the Year	$5.00	$4.66	$2.59

The following table provides certain information with respect to stock options outstanding at December 31, 2001:

		Weighted	Weighted
	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life
$ 9.00 - $12.00	154,131	$10.24	5.3 years
$12.00 - $16.00	251,400	13.82	8.3 years
$16.00 - $21.00	76,650	18.19	9.3 years
	482,181	$13.37	7.5 years

The following table provides certain information with respect to stock options exercisable at December 31, 2001:

		Weighted
Range of	Stock Options	Average
Exercise Prices	Exercisable	Exercise Price
$ 9.00 - $12.00	132,382	$10.18
$12.00 - $16.00	134,404	13.66
$16.00 - $21.00	45,254	18.30
	312,040	$12.86

All stock options granted in 2001, 2000 and 1999 had an exercise price equal to the fair market value of HickoryTech’s common stock on the date of grant.

Other stock award activity is as follows:

	2001	2000	1999
Stock Awards Granted	9,470	17,750	23,903
Weighted Average Fair Value of Stock Awards Granted During the Year	$17.43	$14.76	$12.55

Stock compensation expense for 2001, 2000 and 1999 was $217,000, $660,000 and $890,000, respectively, for all stock compensation plans.

NOTE 6– DEBT AND OTHER OBLIGATIONS

Long-term obligations consist of the following:

	2001	2000
	(Dollars in Thousands)
Credit Facility, Average 5.3%, maturing in varying amounts through 2009	$170,000	$148,000
Notes Payable to Rural Utilities Service	—	585
Notes Payable to Rural Telephone Bank	—	65
Capitalized Lease Obligations, 6.5%, maturing June 2005	901	—

Total	170,901	148,650
Less Current Maturities	1,242	1,217
Long–Term Obligations	$169,659	$147,433

HickoryTech has a $224,000,000 credit facility with a syndicate of banks. The credit facility is comprised of a $125,000,000 revolving credit component and a $99,000,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 5.30% and 8.69% at December 31, 2001 and 2000, respectively. The term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $807,000 in 2001 and $399,000 in 2000. As of December 31, 2001, HickoryTech had drawn $170,000,000 on this credit facility, comprised of $99,000,000 in term loan and $71,000,000 in revolving credit, and had $54,000,000 of available borrowing capacity of the revolving credit component. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capitalization.

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

In December 2001, HickoryTech repaid the outstanding balance remaining on its debt with Rural Utilities Service and the Rural Telephone Bank. These loans were originally used for the financing of telephone property, plant and equipment of Mid-Communications, Inc. and were scheduled to mature in the years 2003 and 2007, respectively.

Annual requirements for principal payments for the years subsequent to 2001 are as follows: 2002 - $1,000,000; 2003 - $1,000,000; 2004 - $1,000,000; 2005 - $1,000,000; 2006 - $11,063,000 and thereafter - $154,937,000.

HickoryTech’s Information Solutions Sector leases certain computer equipment under a capital lease arrangement. HickoryTech has recorded the present value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $911,000 ($1,041,000 asset, net of accumulated depreciation of $130,000) as of December 31, 2001. Annual requirements for future lease payments under this capital lease are as follows:

Year	Annual Lease Payments
2002	$294,816
2003	294,816
2004	294,816
2005	122,840
Total minimum lease payments	1,007,288
Amount representing interest	106,188
Present value of minimum lease payments	$901,100

HickoryTech owns most of its major facilities, but does lease certain office space, land and equipment under principally noncancelable operating leases.  Rental expense was $2,033,000 in 2001, $2,295,000 in 2000 and $1,619,000 in 1999. At December 31, 2001, future minimum lease obligations for the next five years are as follows: 2002 - $1,068,000; 2003 - $839,000; 2004 - $632,000; 2005 - $278,000; 2006 - $164,000 and thereafter - $816,000.

NOTE 7 - EMPLOYEE RETIREMENT BENEFITS

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. HickoryTech contributes up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution. HickoryTech also offers an employee profit sharing provision with the plan for all employees who are eligible to participate in the employee retirement savings plan and are not covered by other types of incentive pay plans. Under this provision, HickoryTech contributes up to 2.0% of the eligible employee group compensation into retirement savings plan accounts if the HickoryTech sectors achieve specific earnings targets. HickoryTech contributions and costs for the retirement savings plan were $1,128,000  in 2001, $1,018,000 in 2000 and $1,007,000 in 1999.

In addition to providing retirement savings benefits, HickoryTech provides postretirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these postretirement benefits, but has accrued these liabilities.

	2001	2000
	(Dollars in Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,712	$1,448
Net Periodic Benefit Cost	364	369
Benefits Paid	(106)	(105)
Benefit Obligation at End of Year	$1,970	$1,712

Accumulated Postretirement Benefit Obligation	$4,479	$2,693
Unrecognized Transition Obligation	(660)	(720)
Unrecognized Prior Service Cost	119	130
Unrecognized Cumulative Net Loss	(1,968)	(391)
Accrued Benefit Cost	$1,970	$1,712

	2001	2000	1999
Components of Net Periodic Benefit Cost
Service Cost	$112	$117	$92
Interest Cost	198	186	173
Amortization of Unrecognized: Transition Obligation	60	60	60
Prior Service Cost	(12)	(12)	(12)
Cumulative Net Loss	6	18	21
Net Periodic Benefit Cost	$364	$369	$334

The health care cost trend rate used in determining the accumulated postretirement benefit obligations was 9%, decreasing to 8% in the year 2003, decreasing to 6% in the year 2007 and then decreasing to 5% for the years thereafter.  An increase of one percentage point in the assumed health care cost trend would increase the accumulated postretirement benefit obligation at December 31, 2001 by $716,000 and the net periodic post-retirement benefit cost for the year then ended by $64,000. A decrease of one percentage point in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation at December 31, 2001 by $552,000 and the net periodic postretirement benefit cost for the year then ended by $50,000.

A weighted average discount rate of 7.50% was used to develop net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations.

NOTE 8 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 include the following components:

	2001	2000	1999
	(Dollars in Thousands)
Current Income Taxes:
Federal	$571	$1,936	$5,995
State	183	601	1,861
Deferred Income Taxes:
Federal	3,954	1,967	2,094
State	1,263	611	650
Total Income Taxes	$5,971	$5,115	$10,600

Deferred tax liabilities and assets are comprised of the following:

	2001	2000
	(Dollars in Thousands)
Tax Liabilities:
Depreciation and Fixed Assets	$8,206	$6,256
Intangible Assets	7,685	5,206
Other	80	—
Gross Deferred Tax Liability	15,971	11,462

Tax Assets:
Deferred Compensation and Postretirement Benefits	1,970	1,905
Receivables and Inventories	631	767
Accrued Liabilities	136	309
Investments	—	137
Other	4	4
Net Operating Loss	315	327
Gross Deferred Tax Asset	3,056	3,449
Valuation Allowance	(315)	—
Net Deferred Tax Liability	13,230	8,013
Current Deferred Tax Asset	646	1,404
Net Non-Current Deferred Tax Liability	$13,876	$9,417

The reconciliation of the U.S. income tax rate to the effective income tax rate is as follows:

	2001	2000	1999
Statutory Tax Rate	35.0%	35.0%	35.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	6.7	6.4	6.3
Valuation Allowance	2.1	—	—
Other, Net	(3.2)	(1.5)	0.6
Effective Tax Rate	40.6%	39.9%	41.9%

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with net operating losses incurred by a subsidiary of HickoryTech in the state of Iowa.  This effectively reduces the net deferred tax asset related to these net operating loss carryforwards to $0.  Future events and changes in circumstances could cause this valuation allowance to change.

NOTE 9 – CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which, as amended by SAB No. 101A and SAB No. 101B, provides additional guidance in applying generally accepted accounting principles for revenue recognition. Implementation of SAB No. 101 required HickoryTech to defer revenues resulting from up-front fees, including installation and activation fees, and to also defer the associated direct costs. These deferred revenues and costs are now recognized ratably over the corresponding customer relationship period. These customer relationship periods range from one to seven years. Prior to implementation of SAB No. 101 in the fourth quarter of 2000, HickoryTech recognized revenues resulting from up-front fees and the corresponding direct costs in the period  that installation and activation services were provided. As permitted by SAB No. 101, HickoryTech accounted for the change in accounting principle prospectively as a cumulative effect of accounting change retroactively to January 1, 2000. The cumulative effect of accounting change was a loss of $20,000, net of a tax benefit of $14,000.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. HickoryTech made no acquisitions after June 30, 2001 and, therefore, SFAS No. 141 had no impact on 2001 results.

SFAS No. 142 is effective January 1, 2002 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Those intangible assets with finite useful lives will continue to be amortized over their respective useful lives. As of December 31, 2001, HickoryTech had unamortized goodwill of $25,086,000 and recorded amortization expense related to goodwill during 2001 of $766,000. HickoryTech is still waiting for further guidance from the FASB and/or the Securities and Exchange Commission on whether its FCC licenses qualify as indefinite lived intangible assets. This guidance is expected before the end of the first quarter of 2002. As of December 31, 2001, HickoryTech had unamortized FCC licenses of $75,635,000 and recorded amortization expense related to these licenses during 2001 of $1,906,000. Upon adoption of SFAS No. 142, HickoryTech will cease amortization of its goodwill and may cease amortization of FCC licenses if they are determined to have indefinite lives under SFAS No. 142. HickoryTech is in the process of evaluating whether any of its goodwill or intangible asset values are impaired pursuant to the provisions of SFAS No. 142 and 144 (as described below). Although HickoryTech’s analysis is not complete, management currently does not expect any write-downs of the carrying value of its intangible assets or goodwill and therefore does not expect adoption of SFAS No. 142 will have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. HickoryTech is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also sets forth requirements for recognizing and measuring impairment losses on certain assets to be held or used.  SFAS No. 144 is effective January 1, 2002. HickoryTech is currently evaluating the provisions of SFAS No. 144 and does not expect that adoption will have a material impact on its financial position or its results of operations.

NOTE 11 – CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2001
	Total	4th	3rd	2nd	1st
	(Dollars in thousands, except per share amounts)
Operating Revenues	$108,478	$26,734	$27,559	$26,954	$27,231
Operating Income	23,873	5,541	6,197	6,007	6,128
Net Income	8,738	2,031	2,740	2,004	1,963
Fully Diluted Earnings Per Share	$.62	$.14	$.20	$.14	$.14
Dividends Per Share	$.44	$.11	$.11	$.11	$.11

	2000
	Total	4th	3rd	2nd	1st
Operating Revenues	$102,303	$26,689	$25,572	$26,196	$23,846
Operating Income	22,343	5,298	5,884	5,732	5,429
Income Before Extraordinary Item and Cumulative Effect	7,958	1,522	2,078	2,283	2,075
Net Income	7,705	1,522	2,078	2,050	2,055
Fully Diluted Earnings Per Share Before Extraordinary Item and Cumulative Effect	$0.57	$0.10	$0.15	$0.17	$0.15
Fully Diluted Earnings Per Share on Extraordinary Item and Cumulative Effect	$(0.02)	—	—	$(0.02)	—
Fully Diluted Earnings Per Share	$0.55	$0.10	$0.15	$0.15	$0.15
Dividends Per Share	$0.44	$0.11	$0.11	$0.11	$0.11

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.           Consolidated Financial Statements

                   The following is contained in the Annual Report:

Page(s) in 2001 Annual
Report on Form 10-K
Management’s Discussion and Analysis	10-22
Report of Management and Report of Independent Accountants	23
Consolidated Statements of Income*
Years Ended December 31, 2001, 2000, and 1999	24
Consolidated Balance Sheets*
December 31, 2001 and 2000	25
Consolidated Statements of Cash Flows*
Years Ended December 31, 2001, 2000, and 1999	26
Consolidated Statements of Shareholders’ Equity*
Years Ended December 31, 2001, 2000, and 1999	27
Notes to Consolidated Financial Statements*	28-37
Selected Financial and Operating Data	9

*Addressed by Report of Independent Accountants

2. Consolidated Financial Statement Schedules
Report of Independent Accountants	41
Schedule II – Valuation and Qualifying Accounts	42

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

10(a)†	Supplemental Retirement Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(a) to the registrant’s Form S-8 dated May 11, 1993)

Exhibit	Description

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
10(n)

Agreement for Purchase and Sale of Assets dated as of September 29, 2000 between Internet Connections, Inc., as Seller and Hickory Tech Corporation, as Buyer (Incorporated by reference to Exhibit 10(n) to the registrant's Form 10-K dated March 29, 2001)

21 *	Subsidiaries of Hickory Tech Corporation
23 *	Consent of Independent Accountants
99 *	Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

*           Filed herewith.

†           Management compensation plan or arrangement required to be filed as an exhibit.

b) 1.            Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period ended December 31, 2001.

Report of Independent Accountants on Financial Statement Schedules

To the Shareholders and Board of Directors of

Hickory Tech Corporation

Our audits of the consolidated financial statements referred to in our report dated February 1, 2002 also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 1, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Balance, at beginning of year	$961	$413	$618

Additions charged to income	782	1,005	9
Write-offs, net of recoveries	(512)	(457)	(214)

Balance, at end of year	$1,231	$961	$413

INVENTORY VALUATION RESERVE:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Balance, at beginning of year	$836	$1,016	$55

Additions charged to income	95	—	961
Reductions	(73)	(180)	—

Balance, at end of year	$858	$836	$1,016

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 1, 2002	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert D. Alton, Jr.	March 1, 2002
Robert D. Alton, Jr.
Chairman, President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	March 1, 2002
David A. Christensen, Secretary,
Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ Lyle T. Bosacker	March 1, 2002
Lyle T. Bosacker, Director

/s/ Robert K. Else	March 1, 2002
Robert K. Else, Director

/s/ Lyle G. Jacobson	March 1, 2002
Lyle G. Jacobson, Director

/s/ R. Wynn Kearney, Jr.	March 1, 2002
R. Wynn Kearney, Jr., Director

(a majority of directors)