Form 10-Q
period 2002-03-31
HICKORY TECH CORP
filed 2002-05-14
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002 OR

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

The total number of shares of the registrant's common stock outstanding as of March 31, 2002:  13,982,165.

HICKORY TECH CORPORATION

March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Thousands Except Per Share Amounts)	For Three Months Ended
	3/31/2002	3/31/2001
OPERATING REVENUES:
Telecom	20,717	21,088
Information Solutions	1,034	978
Enterprise Solutions	3,361	5,165
TOTAL OPERATING REVENUES	25,112	27,231

COSTS AND EXPENSES:
Operating Expenses, excluding Depreciation and Amortization	15,470	17,326
Depreciation	3,813	2,946
Amortization of Intangibles	361	789
TOTAL COSTS AND EXPENSES	19,644	21,061

OPERATING INCOME	5,468	6,170
OTHER INCOME (EXPENSE):
Equity in Net Loss of Investees	(19)	(7)
Interest and Other Income	43	37
Interest Expense	(1,956)	(2,872)
TOTAL OTHER INCOME (EXPENSE)	(1,932)	(2,842)

INCOME BEFORE INCOME TAXES	3,536	3,328
INCOME TAXES	1,446	1,365
NET INCOME	$2,090	$1,963

Basic Earnings Per Share	$0.15	$0.14
Dividends Per Share	$0.11	$0.11
Weighted Average Common Shares Outstanding	13,961	13,885

Diluted Earnings Per Share	$0.15	$0.14
Weighted Average Common and Equivalent Shares Outstanding	14,063	13,996

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2002

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	3/31/2002	12/31/01
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,018	$2,008
Receivables, Net of Allowance for Doubtful Accounts of $1,460 and $1,231	12,368	14,616
Income Taxes Receivable	344	1,675
Costs in Excess of Billings on Contracts	1,117	1,520
Inventories	5,133	4,989
Deferred Income Taxes	646	646
Other	1,972	2,329
TOTAL CURRENT ASSETS	22,598	27,783

INVESTMENTS	10,692	10,701

PROPERTY, PLANT AND EQUIPMENT	235,133	231,675
Less ACCUMULATED DEPRECIATION	99,649	96,031
PROPERTY, PLANT AND EQUIPMENT, NET	135,484	135,644

OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	76,887	76,991
Deferred Costs and Other	6,794	7,087
TOTAL OTHER ASSETS	108,767	109,164

TOTAL ASSETS	$277,541	$283,292

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$3,776	$5,301
Accrued Expenses	2,592	3,372
Accrued Interest	287	382
Billings in Excess of Costs on Contracts	139	169
Advanced Billings and Deposits	3,592	3,580
Current Maturities of Long-Term Obligations	1,362	1,242
TOTAL CURRENT LIABILITIES	11,748	14,046

LONG-TERM OBLIGATIONS, Net of Current Maturities	165,521	169,659

DEFERRED INCOME TAXES	13,876	13,876

DEFERRED REVENUE AND BENEFITS	4,922	4,946

TOTAL LIABILITIES	196,067	202,527

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2002, 13,982,165; 2001, 13,935,308	1,398	1,394
Additional Paid-In Capital	6,406	6,254
Retained Earnings	73,670	73,117
TOTAL SHAREHOLDERS' EQUITY	81,474	80,765
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$277,541	$283,292

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
In Thousands	3/31/2002	3/31/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,090	$1,963
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	4,174	3,735
Stock-Based Compensation	172	272
Employee Retirement Benefits and Deferred Compensation	96	71
Accrued Patronage Refunds	(285)	(285)
Equity in Net Loss of Investees	19	7
Provision for Losses on Accounts Receivable	452	238
Changes in Operating Assets and Liabilities:
Receivables	3,127	601
Inventories	(145)	(67)
Billings and Costs on Contracts	374	(250)
Accounts Payable and Accrued Expenses	(2,625)	(2,875)
Advance Billings and Deposits	12	71
Deferred Revenue and Benefits	(120)	(184)
Other	567	101
Net Cash Provided By Operating Activities	7,908	3,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(3,488)	(5,400)
Additions to Capitalized Software Development Costs	—	(1,513)
Redemption of Investments	100	—
Proceeds from Sale of Assets	172	1
Net Cash Used In Investing Activities	(3,216)	(6,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Debt	—	(54)
Payments of Capital Lease Obligations	(105)	—
Borrowings on Credit Facility	—	5,000
Repayments on Credit Facility	(4,250)	(250)
Proceeds from Issuance of Common Stock	210	69
Dividends Paid	(1,537)	(1,527)
Net Cash (Used In) Provided By Financing Activities	(5,682)	3,238

NET DECREASE IN CASH AND CASH EQUIVALENTS	(990)	(276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,008	1,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,018	$914

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

MARCH 31, 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Hickory Tech Corporation’s (HickoryTech) results for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector. An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method. All intercompany transactions have been eliminated from the consolidated financial statements.

Beginning in the first quarter 2002, HickoryTech reports its previously reported business segments of Telephone, Communications Services and Wireless Services as a single segment referred to as the Telecom Sector. This new basis of segment reporting reflects the integration of HickoryTech’s management, sales, service and support functions in these three areas, as well as reflecting the level at which management now reviews and makes resource allocation and other management decisions regarding the operations of the company. All segment information reported in 2001 has been reclassified to conform to this new presentation.

In addition to the change in business segments, certain reclassifications were made to the financial statements as of and for the three months ended March 31, 2001 to conform to the 2002 presentation. These reclassifications had no impact on previously reported operating income, net income or shareholders’ equity.

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

	For Three months Ended
	3/31/02	3/31/01

Weighted Average Shares Outstanding	13,960,708	13,885,453
Stock Options (dilutive only)	92,553	101,765
Weighted Average Stock Subscribed (ESPP)	9,542	9,261
Weighted Average Dilutive Shares Outstanding	14,062,803	13,996,479

Options to purchase 76,650 shares and 38,750 shares for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 2002 and 2001.

Shares Outstanding on Record Date	2002	2001
First Quarter (Feb. 15)	13,971,484	13,886,669

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first three months of 2002 and 2001, shareholders have elected to reinvest $60,000 and $62,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3.  COMPREHENSIVE INCOME

For the three months ended March 31, 2002 and 2001, comprehensive income was comprised solely of net income.

NOTE 4.  INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.

NOTE 5.  INTANGIBLE ASSETS

HickoryTech adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill (net carrying value as of March 31, 2002 of $25,086,000) and FCC licenses (net carrying value as of March 31, 2002 of $75,635,000). HickoryTech also tested these intangible assets for impairment at January 1, 2002 pursuant to the method prescribed by SFAS No. 142 and determined that these assets’ carrying values are not impaired.

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill and FCC licenses as if SFAS No. 142 had taken effect in 2001:

(Dollars in Thousands, except Per Share Amounts and shown Net of Income Tax)	For Three Months Ended
	3/31/02	3/31/01

Reported Net Income	$2,090	$1,963
Goodwill Amortization		113
FCC License Amortization		259
Adjusted Net Income	$2,090	$2,335

Basic and Diluted Earnings Per Share:
Reported Net Income	$0.15	$0.14
Goodwill Amortization		0.01
FCC License Amortization		0.02
Adjusted Net Income	$0.15	$0.17

Upon adoption at January 1, 2002, SFAS No. 142 also required HickoryTech to reassess the useful lives over which its other intangible assets are amortized. These useful lives were not changed as a result of this reassessment and, accordingly, these assets continue to be amortized over periods ranging from two to eight years.

The components of HickoryTech’s intangible assets are shown in the following table:

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets
Customers	$1,701	$850
Other Intangibles	538	137
Total	$2,239	$987

Unamortized Intangible Assets
FCC Licenses	$75,635

Amortization expense related to the amortized intangible assets for the three months ended March 31, 2002 amounted to $104,000. Total estimated amortization expense for 2002 and the five years subsequent to 2002 is as follows: 2002 - $407,000; 2003 - $248,000; 2004 - $190,000; 2005 - $190,000; 2006 - $146,000 and 2007 - $102,000.

NOTE 6.   RECENT ACCOUNTING DEVELOPMENTS

HickoryTech adopted the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. The adoption of SFAS No. 144 had no impact on HickoryTech’s financial position or its results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. HickoryTech is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

NOTE 7.  QUARTERLY SECTOR FINANCIAL SUMMARY

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated

Three Months Ended 3/31/02
Operating Revenue from Unaffiliated Customers	$20,717	$1,034	$3,361	$—	$25,112
Intersegment Revenues	68	915	—	(983)	—
Total	20,785	1,949	3,361	(983)	25,112

Depreciation and Amortization	3,538	510	70	56	4,174
Operating Income/(Loss)	6,510	(525)	(151)	(366)	5,468
Interest Expense	5	14	1,937	1,956
Income Taxes	2,643	(244)	(69)	(884)	1,446
Net Income/(Loss)	3,813	(352)	(99)	(1,272)	2,090
Identifiable Assets	247,466	8,441	7,989	13,645	277,541
Property, Plant and Equip., Net	129,859	4,836	643	146	135,484
Capital Expenditures	2,787	522	40	139	3,488

Three Months Ended 3/31/01
Operating Revenue from Unaffiliated Customers	$21,088	$978	$5,165	$—	$27,231
Intersegment Revenues	69	1,303	—	(1,372)	—
Total	21,157	2,281	5,165	(1,372)	27,231

Depreciation and Amortization	3,488	100	85	62	3,735
Operating Income/(Loss)	5,861	562	367	(620)	6,170
Interest Expense	7	—	—	2,865	2,872
Income Taxes	2,344	224	143	(1,346)	1,365
Net Income/(Loss)	3,373	322	205	(1,937)	1,963
Identifiable Assets	229,061	5,215	8,656	14,414	257,346
Property, Plant and Equip., Net	115,906	1,936	668	633	119,143
Capital Expenditures	5,331	31	5	33	5,400

NOTE 8.  CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 (Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995) to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

The business segments of HickoryTech are:

TELECOM SECTOR

HickoryTech’s Telecom Sector (formerly the individual Telephone Sector, Communications Services Sector and Wireless Services Sector) provides local exchange wireline and wireless telephone service, long distance, dial-up internet access and owns and operates fiber optic cable facilities. This sector includes three incumbent local exchange carriers (ILECs). Two ILECs provide telephone service in south central Minnesota, specifically Mankato (a small urban city) and eleven rural communities surrounding Mankato. The third ILEC provides telephone service for eleven rural communities in northwest Iowa. This sector also includes HickoryTech’s competitive local exchange carrier (CLEC), which provides local telephone service, long distance and dial-up internet access on a competitive basis to customers in eight rural communities in Minnesota and six rural communities in Iowa not in HickoryTech’s ILEC service areas. The Telecom Sector also owns and operates a wireless telephone business in south central Minnesota. The wireless telephone business consists of the “A-side” FCC cellular license to operate in Minnesota’s Rural Service Area (RSA) 10, the Minneapolis/St. Paul Metro A-2 cellular license and two digital personal communications services (PCS) licenses covering the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea. HickoryTech also owns and operates fiber optic cable facilities in Minnesota, which are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and its CLEC are the primary users of the fiber optic cable facilities.

INFORMATION SOLUTIONS SECTOR

HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech’s Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data. This sector has developed a new integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis. For external use, SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform, or to integrated service providers, such as HickoryTech, a total system. The Information Solutions Sector also has many popular legacy systems, such as its carrier access billing products.

ENTERPRISE SOLUTIONS SECTOR

The Enterprise Solutions Sector’s activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota.  This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in Minnesota and Iowa.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES - Consolidated operating revenues were $2,119,000 or 7.8% lower for the three months ended March 31, 2002 than for the three months ended March 31, 2001. The revenue decrease was primarily attributable to a lower volume of business in the Enterprise Solutions Sector and a continuing decline in roaming revenue in the Telecom Sector. These decreases were partially offset by a 5.2% increase in HickoryTech’s total customer base in its Telecom Sector, in addition to the impact of local rate increases by HickoryTech’s ILECs, also in the Telecom Sector.

OPERATING EXPENSES (excluding Depreciation and Amortization) - Operating expenses for the three months ended March 31, 2002 decreased $1,856,000 or 10.7% compared with the same period in 2001. Included in operating expenses were cost of sales of HickoryTech’s Enterprise Solutions Sector of $2,184,000 and $3,401,000 for the three months ended March 31, 2002 and 2001, respectively.  The decrease in operating expenses was primarily due to lower cost of sales at the Enterprise Solutions Sector as a result of lower sales volumes in 2002 compared to 2001. In addition, operating expenses are lower in the Telecom Sector due to continued management actions aimed at reducing costs.

DEPRECIATION AND AMORTIZATION - Depreciation expense for the three months ended March 31, 2002 was $867,000 or 29.4% higher than for the same period in 2001. The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. Amortization expense for the three months ended March 31, 2002 was $428,000 or 54.2% lower than for the same period in 2001. If SFAS No. 142 had taken effect in 2001, amortization expense for the first quarter 2002 would have increased $202,000 over the first quarter 2001 due to amortization of capitalized software development costs related to the Information Solutions Sector’s SuiteSolution billing software.

OPERATING INCOME - Operating income was 11.4% lower for the three months ended March 31, 2002 than for the three months ended March 31, 2001. The decrease in operating income primarily reflects the impact of the decrease in operating revenues for this period and the increase in depreciation expense related to building out the infrastructure of the CLEC business in the Telecom Sector. These impacts were partially offset by the effect of management actions aimed at reducing operating expenses and lower amortization expense due to the adoption of SFAS No. 142.

INTEREST EXPENSE - Interest expense decreased $916,000 or 31.9% for the three months ended March 31, 2002, compared to the same period in 2001. The decrease in interest expense was due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 8.02% on March 31, 2001 to 5.16% on March 31, 2002, partially offset by an increase in long-term obligations of $13,393,000 as of March 31, 2002, compared to March 31, 2001. The outstanding balance of the revolving credit facility was $165,750,000 on March 31, 2002.

NET INCOME - Consolidated net income for the three months ended March 31, 2002 was $127,000 or 6.5% higher than the comparable period in 2001. If SFAS No. 142 had taken effect in 2001, net income for the first quarter 2002 would have decreased $245,000 or 10.5% compared to the first quarter 2001.  The primary reasons for this decrease in net income for HickoryTech were the decrease in operating revenues and the increase in depreciation expense due to the building out of the CLEC infrastructure.

SECTOR RESULTS OF OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results for the first quarter 2002 and 2001.

TELECOM

(Dollars in Thousands)	For Three Months Ended
	3/31/02	3/31/01
Revenues Before Intersegment Eliminations
ILEC
Local Access	$3,802	$3,487
Network Access	8,067	8,249
Intersegment	68	69
Other	2,327	2,322
Total ILEC	14,264	14,127

CLEC
Local Service	699	493
Other	660	419
Total CLEC	1,359	912

Long Distance	913	944

Internet	847	769

Wireless
Service	2,334	2,479
Home Roaming	194	159
Roaming	874	1,767
Total Wireless	3,402	4,405

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$20,717	$21,088
Intersegment	68	69
	20,785	21,157
Operating Expenses, excluding Depr. and Amort.	10,737	11,808
Depreciation and Amortization	3,538	3,488
Operating Income	$6,510	$5,861
Net Income	$3,813	$3,373
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (1)	$10,048	$9,349

Capital Expenditures	$2,787	$5,331

ILEC Access Lines	66,212	67,305

CLEC Access Lines
Overbuild	6,241	2,293
UNE	1,188	1,786
TSR	4,304	5,348
Total	11,733	9,427

Long Distance Customers	25,436	19,901

Internet Customers	13,517	12,869

Wireless Customers	26,091	26,470

Total Telecom Customers	142,989	135,972

Operating revenues before intersegment eliminations for the three months ended March 31, 2002 decreased $372,000 or 1.8% compared with the same period in 2001. Amana Colonies Telephone Company (ACTC), which was sold on August 6, 2001, contributed $341,000 of revenues to this sector during the first three months of 2001. Local service rates were increased in HickoryTech’s Iowa ILEC in May 2001 and in the Minnesota ILECs in December 2001, which contributed $281,000 of revenue in the first three months of 2002. Without the local service rate increases and excluding the revenues from ACTC, Telecom revenues would have decreased $312,000 or 1.5% for the first three months of 2002 compared to the same period in 2001. The primary reason for the decrease in operating revenues was a decline of $893,000 in roaming revenue. Roaming minutes from other wireless carriers’ customers travelling into HickoryTech’s cellular service territory have continued to erode, particularly due to technological changes among other wireless providers which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. In addition, other PCS wireless carriers have continued to build-out PCS licenses in RSA 10. The resultant decline in roaming revenue associated with this volume decrease was partially offset by an increase of $206,000 in local service revenue from HickoryTech’s growing CLEC customer base.

Operating expenses excluding depreciation and amortization decreased  $1,071,000 or 9.1% for the three months ended March 31, 2002 compared to the same period in 2001. One reason for the decrease in operating expenses was the improved efficiencies achieved in the design and operation of HickoryTech’s network as it pertains to its CLEC and internet operations. In addition, management actions aimed at reducing operating costs, which began in the first quarter of 2001, and the combination of certain business office functions aided in reducing operating expenses for this sector. HickoryTech has also performed specific cost reduction initiatives such as using its PCS network to reduce roaming expense for its wireless product, closely auditing the interconnection fees paid to other carriers for its CLEC product and reducing the plant installation and engineering workforce of its Network Design and Operations Division. The employment levels in this sector are 10% lower than in 2001, mostly due to re-arrangements and attrition.

Depreciation and amortization for the three months ended March 31, 2002 increased $50,000 or 1.4% compared with the same period in 2001. Depreciation expense for the three months ended March 31, 2002 increased $651,000 or 23.1% compared with the same period in 2001. The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. For the three months ended March 31, 2002 compared to the same period in 2001, depreciation expense increased $233,000 or 11.9% for the networks associated with its ILEC product and $463,000 or 161.3% for the networks associated with its CLEC product. Amortization expense for the three months ended March 31, 2002 decreased $601,000 or 90.1% compared with the same period in 2001. If SFAS No. 142 had taken effect in 2001, amortization expense for the first quarter 2002 would have increased $19,000 over the first quarter 2001

Operating income increased $649,000 or 11.1% for the three months ended March 31, 2002 compared with the same period in 2001. Net income increased $440,000 or 13.0% for the three months ended March 31, 2002 compared with the same period in 2001. If SFAS No. 142 had taken effect in 2001, operating income and net income for the first quarter 2002 would have increased $29,000 or 0.5% and $89,000 or 2.4%, respectively, compared with the same period in 2001.

EBITDA(1) increased  $699,000 or 7.5% for the three months ended March 31, 2002 compared to the same period in 2001. The EBITDA(1) margin for this sector was 48.3% for the three months ended March 31, 2002 compared to 44.2% for the same period in 2001. The increase in EBITDA and EBITDA margin was primarily because of the management actions taken to reduce operating expenses.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results for the first quarter 2002 and 2001.

INFORMATION SOLUTIONS

(Dollars in Thousands)	For Three Months Ended
	3/31/02	3/31/01
Revenues Before Intersegment Eliminations
Unaffiliated Customers	$1,034	$978
Intersegment	915	1,303
	1,949	2,281
Operating Expenses, excluding Depr. and Amort.	1,964	1,619
Depreciation and Amortization	510	100
Operating Income/(Loss)	$(525)	$562
Net Income/(Loss)	$(352)	$322
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA) (1)	$(15)	$662

Capital Expenditures	$522	$31

Operating revenues from unaffiliated customers for the three months ended March 31, 2002 increased $56,000 or 5.7% compared with the same period in 2001. The increase in operating revenues was the result of new customer relationships for monthly batch processing utilizing this sector’s legacy software systems, as well as the implementation of the predecessor to SuiteSolution called WRITE2K by a new customer.

Operating expenses excluding depreciation and amortization increased $345,000 or 21.3% for the three months ended March 31, 2002 compared with the same period in 2001. This sector capitalized internal development costs associated with SuiteSolution during the first quarter of 2001. The capitalization of these costs ended during the third quarter of 2001 as the development of SuiteSolution had reached the point where the product was available for release to customers. As a result of development costs no longer being capitalized, operating expenses for this sector were higher in the first quarter of 2002 as development personnel were deployed on routine operating and implementation duties.

Depreciation and amortization for the three months ended March 31, 2002 increased $410,000 or 410.0% compared with the same period in 2001. Depreciation expense for the three months ended March 31, 2002 was $199,000 higher than the three months ended March 31, 2001. The increase was due to depreciation expense recorded on capitalized leases for new computer equipment and other capital expenditures related to the development and implementation of SuiteSolution. Amortization expense for the three months ended March 31, 2002 was $211,000 higher than the three months ended March 31, 2001. The increase was due to the amortization of capitalized SuiteSolution development costs, which began in the third quarter of 2001.

Operating income decreased $1,087,000 or 193.5% for the three months ended March 31, 2002 as compared to the same period in 2001. Net income decreased $674,000 or 209.3% for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in operating income and net income was attributable to the increase in operating expenses, including depreciation and amortization.

EBITDA(1) decreased $677,000 or 102.3% for the quarter ended March 31, 2002 compared to the same period in 2001. The EBITDA(1) margin for this sector was (0.8%) for the quarter ended March 31, 2002 compared to 29.0% for the same quarter in 2001.  The decrease in EBITDA and the EBITDA margin was primarily due to increased operating expenses, and the fact that this sector has finished development of its next key software platform, and external revenue for the new product is being delayed while HickoryTech applies the software for its internal use.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results for the first quarter 2002 and 2001.

ENTERPRISE SOLUTIONS

(Dollars in Thousands)	For Three Months Ended
	3/31/02	3/31/01
Revenues Before Intersegment Eliminations
Installation	$1,395	$2,531
Service	1,966	2,634
	3,361	5,165
Operating Expenses, excluding Depr. and Amort.	3,442	4,713
Depreciation and Amortization	70	85
Operating Income/(Loss)	$(151)	$367
Net Income/(Loss)	$(99)	$205
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA) (1)	$(81)	$452

Capital Expenditures	$40	$5

Operating revenues for the three months ended March 31, 2002 decreased $1,804,000 or 34.9% compared with the same period in 2001. Sales volumes in the first quarter 2002 are down in this sector compared to the first quarter 2001. Installation revenue for the three months ended March 31, 2002 was 44.9% lower compared to the same period in 2001, primarily a result of a 70.3% decrease in sales and installations of PBX and small business systems. Service revenue for the three months ended March 31, 2002 was 25.4% lower compared to the same period in 2001. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction occurred in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to the crossroads of technology (i.e. voice vs. data protocol) in the communications products which this sector provides. These factors appear to be affecting the industry and not merely this sector in any unique way. It is unknown when the factors will revert and allow customer demand to return to normal levels.

Operating expenses excluding depreciation and amortization decreased $1,271,000 or 27.0% for the three months ended March 31, 2002 compared to the same period in 2001.  The primary reason for the decrease in operating expenses was a $1,217,000 or 35.8% decline in cost of sales, which correlates to the decrease in sales volumes. Other operating expenses have also been reduced through proactive management steps, such as workforce reduction.

Depreciation and amortization for the three months ended March 31, 2002 decreased $15,000 or 17.6% compared with the same period in 2001. Depreciation expense for the three months ended March 31, 2002 increased $8,000 compared with the same period in 2001. Due to the implementation of SFAS No. 142, there was no amortization expense for the first three months of 2002. If SFAS No. 142 had taken effect in 2001, then no amortization expense would have been recorded in 2001.

Operating income decreased $518,000 to a loss of $151,000 for the three months ended March 31, 2002 compared to income of $367,000 for the three months ended March 31, 2001. Net income decreased $304,000 or 148.3% for the three months ended March 31, 2002 compared to the same period in 2001. If SFAS No.142 had taken effect in 2001, operating income and net income would have decreased $541,000 and $318,000, respectively, for the three months ended March 31, 2002 compared with the same period in 2001. The decrease in operating income and net income was attributable to the decrease in sales volumes.

EBITDA (1) decreased $533,000 or 117.9% for the three months ended March 31, 2002 compared to the same period in 2001. The EBITDA (1) margin for this sector was (2.4%) for the quarter ended March 31, 2002 compared to 8.8% for the same quarter in 2001.  The decline in EBITDA and the EBITDA margin was primarily due to the decrease in operating revenues, combined with a slower reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE – The total long-term capital structure (long-term obligations plus shareholders’ equity) for HickoryTech was $246,995,000 at March 31, 2002, reflecting 33.0% equity and 67.0% debt. This compares to a capital structure of $250,424,000 at December 31, 2001, reflecting 32.3% equity and 67.7% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS – Cash provided by operations was $7,908,000 for the three-month period ended March 31, 2002 compared to $3,398,000 for the three-month period ended March 31, 2001.  Cash flows from operations for the three months ended March 31, 2002 and 2001 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to timing of payments.  The increase in cash flows from operations in the first quarter of 2002 relative to the same period in 2001 was primarily due to a $3,127,000 reduction in receivables during the first quarter of 2002.

Cash flows used in investing activities were $3,216,000 for the three months ended March 31, 2002 compared to $6,912,000 for the same period in 2001. Capital expenditures relating to ongoing businesses were $3,488,000 during the first three months of 2002 as compared to $5,400,000 for the same period in 2001. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services and continued buildout of the PCS network in the Telecom Sector. Also included in cash flows used in investing activities for the three months ended March 31, 2001 were additions to capitalized software development costs for the Information Solutions Sector’s SuiteSolution billing product of $1,513,000.

Cash flows used in financing activities was $5,682,000 for the three-month period ended March 31, 2002 compared to cash flows provided by financing activities of $3,238,000 for the three-month period ended March 31, 2001.  Included in cash flows from financing activities are debt borrowings, debt repayments, and dividend payments. During the first three months of 2002, HickoryTech made payments on its revolving credit facility of $4,250,000. During the first three months of 2001, HickoryTech borrowed $5,000,000 under its revolving credit facility to cover cash requirements, primarily for capital expenditures. Dividend payments for the first three months of 2002 were $1,537,000 compared to $1,527,000 for the same period in 2001.

WORKING CAPITAL – Working capital was $10,850,000 as of March 31, 2002, compared to working capital of $13,737,000 as of December 31, 2001. The decrease is primarily due to the decreases in cash, accounts receivable and income taxes receivable.  The ratio of current assets to current liabilities was 1.9:1.0 as of March 31, 2002 and 2.0:1.0 as of December 31, 2001.

LONG-TERM OBLIGATIONS - HickoryTech’s long-term obligations as of March 31, 2002 was $165,521,000, excluding current maturities of $1,362,000. As of March 31, 2002, HickoryTech had a $223,750,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit component and a $98,750,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan component requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments per quarter in 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 5.16% at March 31, 2002.  As of March 31, 2002, HickoryTech had drawn $165,750,000 on this credit facility and had $58,000,000 of available credit. In April 2002, HickoryTech reduced its revolving credit facility by $40,000,000 to $183,750,000. Management believes the remaining available credit is sufficient to cover future cash requirements and expects reductions in interest expense for the remainder of 2002 as a result of the lower credit facility.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first quarter 2002, this sector recorded additions to property, plant and equipment of $337,000 related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period (long-term debt and capital lease payments do not include associated interest):

(Dollars in Thousands)	Payments Due by Year
	Total	Remainder of 2002	2003 to 2005	2006 to 2007	2008 and after
Contractual Obligations
Long-term Debt	$165,750	$750	$3,000	$40,875	$121,125
Capital Lease Obligations	1,133	264	869	—	—
Operating Leases	3,529	801	1,749	298	681
Total Contractual Cash Obligations	$170,412	$1,815	$5,618	$41,173	$121,806

The total commitment to HickoryTech on its revolving credit facility expires as follows:

(Dollars in Thousands)	Amount of Commitment Expiration per Year
	Total	Remainder of 2002	2003 to 2005	2006 to 2007	2008 and after
Revolving Credit Component	$125,000	$—	$37,500	$59,375	$28,125

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

HickoryTech primarily uses variable interest rate financial instruments as of March 31, 2002. HickoryTech continually monitors the interest rates on its bank loans. A lower level of interest expense is likely to occur because of more limited use of the revolving credit facility for capital expenditures and potentially lower weighted average interest rates.

RECENT ACCOUNTING DEVELOPMENTS

HickoryTech adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill (net carrying value as of March 31, 2002 of $25,086,000) and FCC licenses (net carrying value as of March 31, 2002 of $75,635,000). HickoryTech also tested these intangible assets for impairment at January 1, 2002 pursuant to the method prescribed by SFAS No. 142 and determined that these assets’ carrying values are not impaired.

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill and FCC licenses as if SFAS No. 142 had taken effect in 2001:

(Dollars in Thousands, except Per Share Amounts and shown Net of Income Tax)	For Three Months Ended
	3/31/02	3/31/01

Reported Net Income	$2,090	$1,963
Goodwill Amortization		113
FCC License Amortization		259
Adjusted Net Income	$2,090	$2,335

Basic and Diluted Earnings Per Share:
Reported Net Income	$0.15	$0.14
Goodwill Amortization		0.01
FCC License Amortization		0.02
Adjusted Net Income	$0.15	$0.17

Upon adoption at January 1, 2002, SFAS No. 142 also required HickoryTech to reassess the useful lives over which its other intangible assets are amortized. These useful lives were not changed as a result of this reassessment and, accordingly, these assets continue to be amortized over periods ranging from two to eight years.

HickoryTech also adopted the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. The adoption of SFAS No. 144 had no impact on HickoryTech’s financial position or its results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. HickoryTech is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations, or does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter ended March 31, 2002, HickoryTech’s interest expense would have increased $218,000 for the three months ended March 31, 2002. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities.
None

Item 3.	Default Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports of Form 8-K.

(a) Exhibits
None.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 14, 2002	HICKORY TECH CORPORATION

		By:	/s/ Robert D. Alton, Jr.
Robert D. Alton, Jr., Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer