Form 10-Q
period 2002-06-30
HICKORY TECH CORP
filed 2002-08-14
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

The total number of shares of the registrant's common stock outstanding as of June 30, 2002:  14,046,196.

HICKORY TECH CORPORATION

June 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For Quarter Ended		For Six Months Ended
(In Thousands Except Per Share Amounts)	6/30/2002	6/30/2001	6/30/2002	6/30/2001
OPERATING REVENUES:
Telecom	$21,405	$21,153	$42,122	$42,241
Information Solutions	1,049	965	2,083	1,943
Enterprise Solutions	3,037	4,836	6,398	10,001
TOTAL OPERATING REVENUES	25,491	26,954	50,603	54,185

COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,033	3,236	4,217	6,637
Operating Expenses, excluding Depreciation and Amortization	14,290	13,880	27,576	27,805
Depreciation	3,931	2,999	7,744	5,945
Amortization of Intangibles	380	790	741	1,579
TOTAL COSTS AND EXPENSES	20,634	20,905	40,278	41,966

OPERATING INCOME	4,857	6,049	10,325	12,219

OTHER INCOME (EXPENSE):
Equity in Net Income (Loss) of Investees	21	(6)	2	(13)
Gain on Sale of Assets	—	141	—	141
Interest and Other Income	29	38	72	75
Interest Expense	(1,858)	(2,819)	(3,814)	(5,691)
TOTAL OTHER INCOME (EXPENSE)	(1,808)	(2,646)	(3,740)	(5,488)

INCOME BEFORE INCOME TAXES	3,049	3,403	6,585	6,731

INCOME TAXES	1,247	1,399	2,693	2,764

NET INCOME	$1,802	$2,004	$3,892	$3,967

Basic Earnings Per Share	$0.13	$0.14	$0.28	$0.28
Dividends Per Share	$0.11	$0.11	$0.22	$0.22
Weighted Average Common Shares Outstanding	14,006	13,894	13,984	13,889

Diluted Earnings Per Share	$0.13	$0.14	$0.28	$0.28
Weighted Average Common and Equivalent Shares Outstanding	14,096	13,973	14,078	13,990

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2002

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	6/30/2002	12/31/2001
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$735	$2,008
Receivables, Net of Allowance for Doubtful Accounts of $2,396 and $1,231	12,535	14,616
Income Taxes Receivable	—	1,675
Costs in Excess of Billings on Contracts	555	1,520
Inventories	5,293	4,989
Deferred Income Taxes	646	646
Other	1,895	2,329
TOTAL CURRENT ASSETS	21,659	27,783

INVESTMENTS	10,786	10,701

PROPERTY, PLANT AND EQUIPMENT	241,094	231,675
Less ACCUMULATED DEPRECIATION	103,560	96,031
PROPERTY, PLANT AND EQUIPMENT, NET	137,534	135,644

OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	76,764	76,991
Deferred Costs and Other	6,524	7,087
TOTAL OTHER ASSETS	108,374	109,164

TOTAL ASSETS	$278,353	$283,292

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$3,243	$5,301
Accrued Expenses	3,117	3,372
Income Taxes Payable	902	—
Accrued Interest	584	382
Billings in Excess of Costs on Contracts	598	169
Advanced Billings and Deposits	3,559	3,580
Current Maturities of Long-Term Obligations	1,376	1,242
TOTAL CURRENT LIABILITIES	13,379	14,046

LONG-TERM OBLIGATIONS, Net of Current Maturities	163,298	169,659

DEFERRED INCOME TAXES	13,876	13,876

DEFERRED REVENUE AND BENEFITS	5,112	4,946

TOTAL LIABILITIES	195,665	202,527

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2002, 14,046,196; 2001, 13,935,308	1,405	1,394
Additional Paid-In Capital	7,352	6,254
Retained Earnings	73,931	73,117
TOTAL SHAREHOLDERS' EQUITY	82,688	80,765

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$278,353	$283,292

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
In Thousands	6/30/2002	6/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,892	$3,967
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	8,485	7,524
Stock-Based Compensation	343	533
Employee Retirement Benefits and Deferred Compensation	228	142
Accrued Patronage Refunds	(446)	(497)
Equity in Net (Income) Loss of Investees	(2)	13
Gain on Sale of Assets	—	(141)
Provision for Losses on Accounts Receivable	1,647	467
Changes in Operating Assets and Liabilities:
Receivables	2,110	255
Inventories	(304)	(401)
Billings and Costs on Contracts	1,394	(624)
Accounts Payable and Accrued Expenses	(1,439)	(3,604)
Advance Billings and Deposits	(20)	14
Deferred Revenue and Benefits	(63)	(144)
Other	744	97
Net Cash Provided By Operating Activities	16,569	7,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(9,325)	(15,133)
Additions to Capitalized Software Development Costs	—	(2,154)
Redemption of Investments	100	—
Proceeds from Sale of Assets	184	724
Acquisition of Licenses	—	(11,357)
Net Cash Used In Investing Activities	(9,041)	(27,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Cash Overdraft	—	3,836
Repayments of Debt	—	(108)
Payments of Capital Lease Obligations	(219)	—
Borrowings on Credit Facility	1,500	21,500
Repayments on Credit Facility	(8,000)	(1,500)
Proceeds from Issuance of Common Stock	996	281
Dividends Paid	(3,078)	(3,056)
Net Cash (Used In) Provided By Financing Activities	(8,801)	20,953

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,273)	634

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,008	1,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$735	$1,824

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

JUNE 30, 2002

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

In addition to the change in business segments, certain reclassifications were made to the financial statements as of and for the three months and six months ended June 30, 2001 to conform to the 2002 presentation. These reclassifications had no impact on previously reported operating revenue, net income or shareholders’ equity.

Operating expenses include all costs related to delivery of HickoryTech’s communications services and products. These costs include all selling, general and administrative costs and all costs of performing services and providing related products, except for costs associated with the depreciation and amortization of property, plant and equipment and intangible assets and Enterprise Solutions Sector costs of sales.

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

	For Three Months Ended		For Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Weighted Average Shares Outstanding	14,006,421	13,893,551	13,983,691	13,889,449
Stock Options (dilutive only)	74,775	65,897	82,222	89,308
Weighted Average Stock Subscribed (ESPP)	14,653	13,382	11,967	11,367
Weighted Average Dilutive Shares Outstanding	14,095,849	13,972,830	14,077,880	13,990,124

Options to purchase 76,650 shares and 39,750 shares for the three months and six months ended June 30, 2002 and 2001, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 2002 and 2001.

Shares Outstanding on Record Date	2002	2001
First Quarter (Feb. 15)	13,971,484	13,886,669
Second Quarter (May 15)	14,007,250	13,892,254

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first six months of 2002 and 2001, shareholders have elected to reinvest $121,000 and $123,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

For the three months and six months ended June 30, 2002 and 2001, comprehensive income was comprised solely of net income.

NOTE 4. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.

NOTE 5.    INTANGIBLE ASSETS

HickoryTech adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill (net carrying value as of June 30, 2002 of $25,086,000) and FCC licenses (net carrying value as of June 30, 2002 of $75,635,000). HickoryTech also tested these intangible assets for impairment at January 1, 2002 pursuant to the method prescribed by SFAS No. 142 and determined that these assets’ carrying values are not impaired.

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill and FCC licenses as if SFAS No. 142 had taken effect in 2001:

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands, except Per Share Amounts and shown Net of Income Tax)	6/30/02	6/30/01	6/30/02	6/30/01

Reported Net Income	$1,802	$2,004	$3,892	$3,967
Goodwill Amortization		113		226
FCC License Amortization		259		518
Adjusted Net Income	$1,802	$2,376	$3,892	$4,711

Basic and Diluted Earnings Per Share:
Reported Net Income	$0.13	$0.14	$0.28	$0.28
Goodwill Amortization		0.01		0.02
FCC License Amortization		0.02		0.04
Adjusted Net Income	$0.13	$0.17	$0.28	$0.34

Upon adoption at January 1, 2002, SFAS No. 142 also required HickoryTech to reassess the useful lives over which its other intangible assets are amortized. These useful lives were not changed as a result of this reassessment and, accordingly, these assets continue to be amortized over periods ranging from two to eight years.

The components of HickoryTech’s intangible assets are shown in the following table:

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets
Customers	$1,701	$920	$1,701	$780
Other Intangibles	538	190	538	103
Total	$2,239	$1,110	$2,239	$883

Unamortized Intangible Assets
FCC Licenses	$75,635		$75,635

Amortization expense related to the amortized intangible assets for the three months and six months ended June 30, 2002 amounted to $123,000 and $227,000, respectively. Total estimated amortization expense for 2002 and the five years subsequent to 2002 is as follows: 2002 - $466,000; 2003 - $326,000; 2004 - $185,000; 2005 - $102,000; 2006 - $102,000 and 2007 - $102,000.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting  for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” In June 2000, HickoryTech recorded an extraordinary loss of $233,000, net of income tax benefit of $158,000, as a result of an extinguishment of debt. Under SFAS No. 145, this extraordinary loss on debt extinguishment would be reclassified to operating expenses.

NOTE 7.  QUARTERLY SECTOR FINANCIAL SUMMARY

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 6/30/02
Operating Revenue from Unaffiliated Customers	$21,405	$1,049	$3,037	$—	$25,491
Intersegment Revenues	69	944	—	(1,013)	—
Total	21,474	1,993	3,037	(1,013)	25,491

Depreciation and Amortization	3,669	519	66	57	4,311
Operating Income/(Loss)	5,997	(568)	(300)	(272)	4,857
Interest Expense	4	16	—	1,838	1,858
Income Taxes	2,456	(257)	(130)	(822)	1,247
Net Income/(Loss)	3,541	(370)	(187)	(1,182)	1,802
Identifiable Assets	248,272	7,827	7,962	13,640	277,701
Property, Plant and Equip.,Net	130,750	5,413	591	128	136,882
Capital Expenditures	5,136	686	15	—	5,837

Three Months Ended 6/30/01
Operating Revenue from Unaffiliated Customers	$21,153	$965	$4,836	$—	$26,954
Intersegment Revenues	69	1,242	—	(1,311)	—
Total	21,222	2,207	4,836	(1,311)	26,954

Depreciation and Amortization	3,541	100	88	60	3,789
Operating Income/(Loss)	5,675	298	225	(149)	6,049
Interest Expense	9	—	—	2,810	2,819
Income Taxes	2,292	109	86	(1,088)	1,399
Net Income/(Loss)	3,288	158	124	(1,566)	2,004
Identifiable Assets	246,991	5,105	8,724	15,848	276,668
Property, Plant and Equip.,Net	121,489	3,413	689	46	125,637
Capital Expenditures	8,466	682	85	144	9,377

Six Months Ended 6/30/02
Operating Revenue from Unaffiliated Customers	$42,122	$2,083	$6,398	$—	$50,603
Intersegment Revenues	137	1,859	—	(1,996)	—
Total	42,259	3,942	6,398	(1,996)	50,603

Depreciation and Amortization	7,207	1,029	136	113	8,485
Operating Income/(Loss)	12,507	(1,093)	(451)	(638)	10,325
Interest Expense	9	30		3,775	3,814
Income Taxes	5,099	(501)	(199)	(1,706)	2,693
Net Income/(Loss)	7,354	(722)	(286)	(2,454)	3,892
Identifiable Assets	248,272	7,827	7,962	13,640	277,701
Property, Plant and Equip.,Net	130,750	5,413	591	128	136,882
Capital Expenditures	7,923	1,208	55	139	9,325

Six Months Ended 6/30/01
Operating Revenue from Unaffiliated Customers	$42,241	$1,943	$10,001	$—	$54,185
Intersegment Revenues	138	2,545	—	(2,683)	—
Total	42,379	4,488	10,001	(2,683)	54,185

Depreciation and Amortization	7,029	200	173	122	7,524
Operating Income/(Loss)	11,536	860	592	(769)	12,219
Interest Expense	16	—	—	5,675	5,691
Income Taxes	4,636	333	229	(2,434)	2,764
Net Income/(Loss)	6,661	480	329	(3,503)	3,967
Identifiable Assets	246,991	5,105	8,724	15,848	276,668
Property, Plant and Equip.,Net	121,489	3,413	689	46	125,637
Capital Expenditures	13,797	1,069	90	177	15,133

NOTE 8.  CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

In the second quarter of 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer. The modification extended the period after retirement during which the officer can exercise options. This modification may result in HickoryTech recognizing compensation expense in 2003. The amount of compensation expense, if any, is not determinable at this time.

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

BUSINESSES

The business segments of HickoryTech are:

TELECOM SECTOR

HickoryTech’s Telecom Sector (formerly the individual Telephone Sector, Communications Services Sector and Wireless Services Sector) provides local exchange wireline and wireless telephone service, long distance, dial-up internet access and owns and operates fiber optic cable facilities. This sector includes three incumbent local exchange carriers (ILECs). Two ILECs provide telephone service in south central Minnesota, specifically Mankato (a small urban city) and eleven rural communities surrounding Mankato. The third ILEC provides telephone service for eleven rural communities in northwest Iowa. This sector also includes HickoryTech’s competitive local exchange carrier (CLEC), which provides local telephone service, long distance and dial-up internet access on a competitive basis to customers in eight rural communities in Minnesota and six rural communities in Iowa not in HickoryTech’s ILEC service areas. The Telecom Sector also includes a wireless telephone business in south central Minnesota. The wireless telephone business consists of the “A-side” FCC cellular license to operate in Minnesota’s Rural Service Area (RSA) 10, the Minneapolis/St. Paul Metro A-2 cellular license and two digital personal communications services (PCS) licenses covering the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea. HickoryTech also owns and operates fiber optic cable facilities in Minnesota, which are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and its CLEC are the primary users of the fiber optic cable facilities.

INFORMATION SOLUTIONS SECTOR

HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech’s Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data. This sector has developed a new integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis. For external use, SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform, or to integrated service providers, such as HickoryTech, a total system. The Information Solutions Sector also has legacy systems, such as its carrier access billing products.

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

OPERATING REVENUES - Consolidated operating revenues were $1,463,000 or 5.4% lower for the three months ended June 30, 2002 than for the three months ended June 30, 2001. Consolidated operating revenues were $3,582,000 or 6.6% lower for the six months ended June 30, 2002 than for the six months ended June 30, 2001. The revenue decrease was primarily attributable to a lower volume of business in the Enterprise Solutions Sector and a continuing decline in roaming revenue in the Telecom Sector. These decreases were partially offset by a 4.3% increase in HickoryTech’s total customer base in its Telecom Sector, in addition to the impact of local rate increases by HickoryTech’s ILECs, also in the Telecom Sector.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales in the Enterprise Solutions Sector were $1,203,000 or 37.2% lower for the three months ended June 30, 2002 than for the three months ended June 30, 2001. Cost of sales were $2,420,000 or 36.5% lower for the six months ended June 30, 2002 than for the six months ended June 30, 2001. The decrease in cost of sales is the result of the decrease in revenue in the Enterprise Solutions Sector.

OPERATING EXPENSES (excluding Depreciation and Amortization) - Operating expenses for the three months ended June 30, 2002 increased $410,000 or 3.0% compared with the same period in 2001. Operating expenses for the six months ended June 30, 2002 decreased $229,000 or 0.8% compared with the same period in 2001. Operating expenses in the second quarter were higher due to additions to the allowance for doubtful accounts of $1,195,000, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. The large increase in the allowance for doubtful accounts was partially offset in the Telecom Sector due to continued management actions aimed at reducing costs.

DEPRECIATION AND AMORTIZATION - Depreciation expense for the three months ended June 30, 2002 was $932,000 or 31.1% higher than for the same period in 2001. Depreciation expense for the six months ended June 30, 2002 was $1,799,000 or 30.3% higher than for the same period in 2001. The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. Amortization expense for the three months ended June 30, 2002 was $410,000 or 51.9% lower than for the same period in 2001. Amortization expense for the six months ended June 30, 2002 was $838,000 or 53.1% lower than for the same period in 2001. If SFAS No. 142 had taken effect in 2001, amortization expense for the second quarter 2002 would have increased $220,000 over the second quarter 2001 and amortization expense would have increased $422,000 over the first six months of 2001. The increase in amortization expense was due to amortization of capitalized software development costs related to the Information Solutions Sector’s SuiteSolution billing software .

OPERATING INCOME - Operating income was 19.7% lower for the three months ended June 30, 2002 than for the three months ended June 30, 2001. Operating income was 15.5% lower for the six months ended June 30, 2002 than for the six months ended June 30, 2001. The decrease in operating income primarily reflects the impact of the decrease in operating revenues for this period and the increase in depreciation expense related to building out the infrastructure of the CLEC business in the Telecom Sector. In addition, operating income was lower due to the additional allowance for doubtful accounts recorded in the second quarter 2002. These impacts were partially offset by the effect of management actions aimed at reducing operating expenses and lower amortization expense due to the adoption of SFAS No. 142.

INTEREST EXPENSE - Interest expense decreased $961,000 or 34.1% for the three months ended June 30, 2002, compared to the same period in 2001. Interest expense decreased $1,877,000 or 33.0% for the six months ended June 30, 2002, compared to the same period in 2001. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 7.01% on June 30, 2001 to 4.41% on June 30, 2002. The outstanding balance of the revolving credit facility was $163,500,000 on June 30, 2002.

NET INCOME - Consolidated net income for the three months ended June 30, 2002 was $202,000 or 10.1% lower than the comparable period in 2001. Consolidated net income for the six months ended June 30, 2002 was $75,000 or 1.9% lower than the comparable period in 2001. The second quarter 2001 included an after-tax gain on the sale of assets of $83,000. If SFAS No. 142 had taken effect in 2001 and excluding the gain in 2001, net income for the second quarter 2002 would have decreased $491,000 or 21.4% compared to the second quarter 2001 and net income would have decreased $736,000 or 15.9% for the first six months of 2002 compared to the same period in 2001.  The primary reasons for this decrease in net income for HickoryTech were the decrease in operating revenues, the increase in depreciation expense due to the building out of the CLEC infrastructure and the additional allowance for doubtful accounts recorded in the second quarter 2002.

SECTOR RESULTS OF OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/02	6/30/01	6/30/02	6/30/01
Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,757	$3,577	$7,559	$7,064
Network Access	7,991	7,711	16,058	15,960
Intersegment	69	69	137	138
Other	2,331	2,390	4,658	4,712
Total ILEC	14,148	13,747	28,412	27,874

CLEC
Local Service	697	541	1,396	1,034
Other	796	503	1,456	922
Total CLEC	1,493	1,044	2,852	1,956

Long Distance	987	935	1,900	1,879

Internet	883	737	1,730	1,506

Wireless
Service	2,500	2,603	4,834	5,082
Home Roaming	280	124	474	283
Roaming	1,183	2,032	2,057	3,799
Total Wireless	3,963	4,759	7,365	9,164

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$21,405	$21,153	$42,122	$42,241
Intersegment	69	69	137	138
	21,474	21,222	42,259	42,379
Operating Expenses, excluding Depr. and Amort.	11,808	12,006	22,545	23,814
Depreciation and Amortization	3,669	3,541	7,207	7,029
Operating Income	$5,997	$5,675	$12,507	$11,536
Net Income	$3,541	$3,288	$7,354	$6,661
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA) (1)	$9,666	$9,216	$19,714	$18,565

Capital Expenditures	$5,136	$8,466	$7,923	$13,797

ILEC Access Lines	63,985	65,599

CLEC Access Lines
Overbuild	6,846	2,704
UNE	1,217	1,586
TSR	4,366	5,678
Total	12,429	9,968

Long Distance Customers	26,723	21,871

Internet Customers	13,643	12,837

Wireless Customers	25,806	26,548

Total Telecom Customers	142,586	136,823

Telecom Sector operating revenues before intersegment eliminations for the three months ended June 30, 2002 increased $252,000 or 1.2% compared with the same period in 2001. Operating revenues before intersegment eliminations for the six months ended June 30, 2002 decreased $120,000 or 0.3% compared with the same period in 2001. Amana Colonies Telephone Company (ACTC), which was sold on August 6, 2001, contributed $346,000 and $687,000 of revenues to this sector during the three months ended June 30, 2001 and six months ended June 30, 2001, respectively. Local service rates were increased in HickoryTech’s Iowa ILEC in May 2001 and in the Minnesota ILECs in December 2001, which contributed $225,000 of revenue in the second quarter of 2002 and $506,000 of revenue for the first six months of 2002. Without the local service rate increases and excluding the revenues from ACTC, Telecom revenues would have increased $373,000 or 1.8% for the second quarter of 2002 and $61,000 or 0.1% for the first six months of 2002 compared to the same periods in 2001.

ILEC local service revenue increased $180,000 or 5.0% for the three months ended June 30, 2002 and $495,000 or 7.0% for the six months ended June 30, 2002 compared with the same periods in 2001. ACTC contributed $57,000 and $112,000 to local service revenue for the second quarter and for the first six months of 2001, respectively. Without the local service rate increase and excluding the revenues from ACTC, local service revenue would have increased $12,000 or 0.3% for the three months ended June 30, 2002 and $101,000 or 1.5% for the six months ended June 30, 2002 compared with the same periods in 2001. Increased demand for local private lines and higher penetration of vertical services such as caller identification, call waiting and three-way calling was the primary source of the growth in local service revenue in 2002, partially offset by a decline in access lines.

ILEC network access revenue increased $280,000 or 3.6% for the three months ended June 30, 2002 and $98,000 or 0.6% for the six months ended June 30, 2002 compared with the same periods in 2001. ACTC contributed $237,000 and $504,000 to network access revenue for the second quarter and for the first six months of 2001, respectively. Excluding the revenue from ACTC, network access revenue would have increased $517,000 or 6.9% for the three months ended June 30, 2002 and $602,000 or 3.9% for the six months ended June 30, 2002 compared with the same periods in 2001. The increase in network access revenue was driven by higher demand for dedicated lines and high-speed circuits, along with a 54.3% increase in the subscriber line charge billed to customers following a rate increase set forth by the FCC in January 2002. These increases in network access revenue were partially offset by a 1.8% decline in access minutes of use for the first six months of 2002 compared to the 2001.

CLEC local service revenue increased $156,000 or 28.8% for the three months ended June 30, 2002 and $362,000 or 35.0% for the six months ended June 30, 2002 compared with the same periods in 2001. CLEC access lines grew 24.7% from June 30, 2001 to June 30, 2002, which was the primary reason for the increase in local service revenue.

Other CLEC revenue increased $293,000 or 58.3% for the three months ended June 30, 2002 and $534,000 or 57.9% for the six months ended June 30, 2002 compared with the same periods in 2001. Other revenue included network access and high-speed data revenues which generally grew along with the increase in access lines. Also included in other revenue was the revenue recorded from the CLEC’s offering of digital TV service, which was rolled out in May 2001 and has grown to 607 customers as of June 30, 2002.

Long distance revenue increased $52,000 or 5.6% for the three months ended June 30, 2002 and $21,000 or 1.1% for the six months ended June 30, 2002 compared with the same periods in 2001. One industry trend impacting the Telecom Sector is the decrease in average long distance revenue per customer. This sector experienced a 22.2% increase in its long distance customer base from June 30, 2001 to June 30, 2002, with long distance revenues for the first six months of 2002 only increasing 1.1% over the same period in 2001. This slower growth in long distance revenues is the result of the decreasing long distance revenue per customer that the entire industry is experiencing.

Internet revenue increased $146,000 or 19.8% for the three months ended June 30, 2002 and $224,000 or 14.9% for the six months ended June 30, 2002 compared with the same periods in 2001. The increase in revenue was caused primarily by an increase in internet customers of 6.3% from June 30, 2001 to June 30, 2002, and by a migration of internet customers from low-price introductory rate plans to mid-range full-service internet packages.

Wireless service revenue decreased $103,000 or 4.0% for the three months ended June 30, 2002 and $248,000 or 4.9% for the six months ended June 30, 2002 compared with the same periods in 2001. The decrease in service revenue was primarily due to a 2.8% decline in wireless customers from June 30, 2001 to June 30, 2002.

Wireless roaming revenue decreased $849,000 or 41.8% for the three months ended June 30, 2002 and $1,742,000 or 45.9% for the six months ended June 30, 2002 compared with the same periods in 2001. Roaming minutes from other wireless carriers’ customers travelling into HickoryTech’s cellular service territory have continued to erode, particularly due to technological changes among other wireless providers which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. In addition, other PCS wireless carriers have continued to build-out PCS licenses to compete with HickoryTech in RSA 10. This trend of reduced roaming revenue is expected to continue.

Operating expenses excluding depreciation and amortization decreased  $198,000 or 1.6% for the three months ended June 30, 2002 and $1,269,000 or 5.3% for the six months ended June 30, 2002 compared with the same periods in 2001. ACTC contributed $238,000 and $518,000 of operating expenses to this sector during the three months and six months ended June 30, 2001, respectively. Excluding the operating expenses from ACTC, Telecom operating expenses would have increased $40,000 or 0.3% for the second quarter of 2002 and decreased $751,000 or 3.2% for the first six months of 2002 compared to the same periods in 2001. One reason for the decrease in operating expenses was the improved efficiencies achieved in the design and operation of HickoryTech’s network as it pertains to its CLEC and internet operations. In addition, management actions aimed at reducing operating costs, which began in the first quarter of 2001, and the combination of certain business office functions aided in reducing operating expenses for this sector. HickoryTech has also implemented specific cost reduction initiatives such as using its PCS network to reduce roaming expense for its wireless product, closely auditing the interconnection fees paid to other carriers for its CLEC product and reducing the plant installation and engineering workforce of its Network Design and Operations Division. The employment levels in this sector are 10% lower than in 2001, mostly due to re-arrangements and attrition. The decrease in operating expenses were partially offset by the $1,195,000 additional allowance for doubtful accounts recorded in the second quarter of 2002, due in large part to bankruptcies of interexchange carriers in the telecommunications industry.

Depreciation and amortization increased $128,000 or 3.6% for the three months ended June 30, 2002 and $178,000 or 2.5% for the six months ended June 30, 2002 compared with the same periods in 2001. Depreciation expense increased $710,000 or 24.6% for the three months ended June 30, 2002 and $1,358,000 or 23.9% for the six months ended June 30, 2002 compared with the same periods in 2001. The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. For the three months and six months ended June 30, 2002 compared to the same periods in 2001, depreciation expense increased $245,000 or 12.5% and $478,000 or 12.2%, respectively, for the networks associated with its ILEC product and $435,000 or 117.7% and $898,000 or 136.9%, respectively, for the networks associated with its CLEC product. Amortization expense decreased $582,000 or 87.3% for the three months ended June 30, 2002 and $1,182,000 or 88.7% for the six months ended June 30, 2002 compared with the same periods in 2001. If SFAS No. 142 had taken effect in 2001, amortization expense would have increased $38,000 and $57,000 for the three months and six months ended June 30, 2002, respectively, compared with the same periods in 2001.

Operating income increased $322,000 or 5.7% for the three months ended June 30, 2002 and $971,000 or 8.4% for the six months ended June 30, 2002 compared with the same periods in 2001. Net income increased $253,000 or 7.7% for the three months ended June 30, 2002 and $693,000 or 10.4% for the six months ended June 30, 2002 compared with the same periods in 2001. If SFAS No. 142 had taken effect in 2001, operating income and net income for the second quarter 2002 would have decreased $279,000 or 4.4% and $78,000 or 2.1%, respectively, compared with the same period in 2001. If SFAS No. 142 had taken effect in 2001, operating income and net income for the six months ended June 30, 2002 would have decreased $233,000 or 1.8% and $17,000 or 0.2%, respectively, compared with the same period in 2001.

EBITDA(1) increased  $450,000 or 4.9% for the three months ended June 30, 2002 and $1,149,000 or 6.2% for the six months ended June 30, 2002 compared with the same periods in 2001. The EBITDA(1) margin for this sector was 45.0% and 46.7% for the three months and six months ended June 30, 2002, respectively, compared to 43.4% and 43.8% for the same periods in 2001. The increase in EBITDA and EBITDA margin was primarily because of the management actions taken to reduce operating expenses.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/02	6/30/01	6/30/02	6/30/01
Revenues Before Intersegment Eliminations
Unaffiliated Customers	$1,049	$965	$2,083	$1,943
Intersegment	944	1,242	1,859	2,545
	1,993	2,207	3,942	4,488
Operating Expenses, excluding Depr. and Amort.	2,042	1,809	4,006	3,428
Depreciation and Amortization	519	100	1,029	200
Operating Income/(Loss)	$(568)	$298	$(1,093)	$860
Net Income/(Loss)	$(370)	$158	$(722)	$480
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (1)	$(49)	$398	$(64)	$1,060

Capital Expenditures	$686	$682	$1,208	$1,069

Operating revenues from unaffiliated customers for the three months ended June 30, 2002 increased $84,000 or 8.7% compared with the same period in 2001. Operating revenues from unaffiliated customers for the six months ended June 30, 2002 increased $140,000 or 7.2% compared with the same period in 2001. The increase in operating revenues was the result of new customer relationships for monthly batch processing utilizing this sector’s legacy software systems, as well as the implementation of the predecessor to SuiteSolution called WRITE2K by a new customer.

Operating expenses excluding depreciation and amortization increased $233,000 or 12.9% for the three months ended June 30, 2002 and $578,000 or 16.9% for the six months ended June 30, 2002 compared with the same periods in 2001. This sector capitalized internal development costs associated with SuiteSolution during the first two quarters of 2001. The capitalization of these costs ended during the third quarter of 2001 as the development of SuiteSolution had reached the point where the product was available for release to customers. As a result of development costs for SuiteSolution no longer being capitalized, operating expenses for this sector were higher in the first two quarters of 2002 as development personnel were deployed on routine operating and implementation duties.

Depreciation and amortization increased $419,000 or 419.0% for the three months ended June 30, 2002 and $829,000 or 414.5% for the six months ended June 30, 2002 compared with the same periods in 2001. Depreciation expense for the three months ended June 30, 2002 was $209,000 higher than the three months ended June 30, 2001. Depreciation expense for the six months ended June 30, 2002 was $408,000 higher than the six months ended June 30, 2001. The increase was due to depreciation expense recorded on capitalized leases for new computer equipment and other capital expenditures related to the development and implementation of SuiteSolution. Amortization expense for the three months ended June 30, 2002 was $210,000 higher than the three months ended June 30, 2001. Amortization expense for the six months ended June 30, 2002 was $421,000 higher than the six months ended June 30, 2001. The increase was due to the amortization of capitalized SuiteSolution development costs, which began in the third quarter of 2001.

Operating income decreased $866,000 or 290.6% for the three months ended June 30, 2002 and $1,953,000 or 227.1% for the six months ended June 30, 2002 as compared to the same periods in 2001. Net income decreased $528,000 or 334.2% for the three months ended June 30, 2002 and $1,202,000 or 250.4% for the six months ended June 30, 2002 compared to the same periods in 2001. The decrease in operating income and net income was attributable to the increase in operating expenses, including depreciation and amortization.

EBITDA(1) decreased $447,000 or 112.3% for the quarter ended June 30, 2002 and $1,124,000 or 106.0% for the six months ended June 30, 2002 compared with the same periods in 2001. The EBITDA(1) margin for this sector was (2.5%) for the quarter ended June 30, 2002 compared to 18.0% for the same quarter in 2001. The EBITDA(1) margin for this sector was (1.6%) for the six months ended June 30, 2002 compared to 23.6% for the same period in 2001. The decrease in EBITDA and the EBITDA margin was primarily due to increased operating expenses, and the fact that this sector has finished development of its next key software platform, requiring development costs which were previously capitalized to be recorded in operating expenses, offset by the fact that external revenue for the new product is being delayed while HickoryTech applies the software for its internal use.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/02	6/30/01	6/30/02	6/30/01
Revenues Before Intersegment Eliminations
Installation	$1,260	$2,875	$2,656	$5,406
Service	1,777	1,961	3,742	4,595
	3,037	4,836	6,398	10,001
Cost of Sales	2,033	3,236	4,217	6,637
Operating Expenses, excluding Depr. and Amort.	1,238	1,287	2,496	2,599
Depreciation and Amortization	66	88	136	173
Operating Income/(Loss)	$(300)	$225	$(451)	$592
Net Income/(Loss)	$(187)	$124	$(286)	$329
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (1)	$(234)	$313	$(315)	$765

Capital Expenditures	$15	$85	$55	$90

Operating revenues decreased $1,799,000 or 37.2% for the three months ended June 30, 2002 and $3,603,000 or 36.0% for the six months ended June 30, 2002 compared with the same periods in 2001. Sales volumes in the second quarter 2002, as well as the first two quarters of 2002, are down in this sector compared to the same periods in 2001. Installation revenue was 56.2% lower for the three months ended June 30, 2002 and 50.9% lower for the six months ended June 30, 2002 compared with the same periods in 2001, primarily a result of a decrease in sales and installations of PBX and small business systems of 72.8% for the three months ended June 30, 2002 and 71.8% for the six months ended June 30, 2002. Service revenue was 9.4% lower for the three months ended June 30, 2002 and 18.6% lower for the six months ended June 30, 2002 compared with the same periods in 2001. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction occurred in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to the crossroads of technology (i.e. voice vs. data protocol) in the communications products which this sector provides. These factors appear to be affecting the industry and not merely this sector in any unique way. It is unknown when the factors will revert and allow customer demand to return to normal levels. This sector is expecting to see an increase in its revenues for the remainder of 2002 due to a contract signed with a specialty retailer in North America to provide a voice over Internet Protocol network in its home office campus in Minneapolis, Minnesota. This contract represents what is expected to be the largest single-campus telecommunication deployment in the United States this year and will add significant revenues to Enterprise Solutions in the second half of 2002.

Cost of sales decreased $1,203,000 or 37.2% for the three months ended June 30, 2002 and $2,420,000 or 36.5% for the six months ended June 30, 2002 compared with the same periods in 2001. Gross profit margin for this sector for the three months and six months ended June 30, 2002 was 33.1% and 34.1%, respectively, as compared to 33.1% and 33.6% for the same periods in 2001. The decrease in cost of sales was in line with the decrease in operating revenues in this sector.

Operating expenses excluding depreciation and amortization decreased $49,000 or 3.8% for the three months ended June 30, 2002 and $103,000 or 4.0% for the six months ended June 30, 2002 compared with the same periods in 2001.  This sector reduced its operating expenses through proactive management steps, such as workforce reductions.

Depreciation and amortization decreased $22,000 or 25.0% for the three months ended June 30, 2002 and $37,000 or 21.4% for the six months ended June 30, 2002 compared with the same periods in 2001. Depreciation expense increased $2,000 for the three months ended June 30, 2002 and $10,000 for the six months ended June 30, 2002 compared with the same periods in 2001. Due to the implementation of SFAS No. 142, there was no amortization expense for the first six months of 2002. If SFAS No. 142 had taken effect in 2001, then no amortization expense would have been recorded in 2001.

Operating income decreased $525,000 to a loss of $300,000 for the three months ended June 30, 2002 compared to income of $225,000 for the three months ended June 30, 2001. Operating income decreased $1,043,000 to a loss of $451,000 for the six months ended June 30, 2002 compared to income of $592,000 for the six months ended June 30, 2001. Net income decreased $311,000 or 250.8% for the three months ended June 30, 2002 and $615,000 or 186.9% for the six months ended June 30, 2002 compared with the same periods in 2001. If SFAS No.142 had taken effect in 2001, operating income would have decreased $549,000 and $1,090,000, respectively, for the three months and six months ended June 30, 2002 compared with the same periods in 2001. If SFAS No. 142 had taken effect in 2001, net income would have decreased $325,000 and $643,000, respectively, for the three months and six months ended June 30, 2002 compared with the same period in 2001. The decrease in operating income and net income was attributable to the decrease in sales volumes.

EBITDA(1) decreased $547,000 or 174.8% for the three months ended June 30, 2002 and $1,080,000 or 141.2% for the six months ended June 30, 2002 compared with the same periods in 2001. The EBITDA(1) margin for this sector was (7.7%) for the quarter ended June 30, 2002 compared to 6.5% for the same quarter in 2001. The EBITDA(1) margin for this sector was (4.9%) for the six months ended June 30, 2002 compared to 7.6% for the six months ended June 30, 2001.  The decline in EBITDA and the EBITDA margin was primarily due to the decrease in operating revenues, combined with a slower reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE – The total long-term capital structure (long-term obligations plus shareholders’ equity) for HickoryTech was $245,986,000 at June 30, 2002, reflecting 33.6% equity and 66.4% debt. This compares to a capital structure of $250,424,000 at December 31, 2001, reflecting 32.3% equity and 67.7% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS – Cash provided by operations was $16,569,000 for the six-month period ended June 30, 2002 compared to $7,601,000 for the six-month period ended June 30, 2001.  Cash flows from operations for the six months ended June 30, 2002 and 2001 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to timing of payments.  The increase in cash flows from operations in the first two quarters of 2002 relative to the same period in 2001 was primarily due to a $2,110,000 reduction in receivables, $1,647,000 provision for losses on accounts receivable and a $1,394,000 reduction in billings and costs on contracts during the first two quarters of 2002.

Cash flows used in investing activities were $9,041,000 for the six months ended June 30, 2002 compared to $27,920,000 for the same period in 2001. Capital expenditures were $9,325,000 during the first six months of 2002 as compared to $15,133,000 for the same period in 2001. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services and continued buildout of the PCS network in the Telecom Sector. The level of capital expenditures in 2002 is lower than 2001 as part of HickoryTech’s planned control of liquidity and debt reduction. Also included in cash flows used in investing activities for the six months ended June 30, 2001 were additions to capitalized software development costs for the Information Solutions Sector’s SuiteSolution billing product of $2,154,000. Cash flows used in investing activities for the six months ended June 30, 2001 also include the acquisition of PCS licenses in southern Minnesota for $11,357,000.

Cash flows used in financing activities were $8,801,000 for the six-month period ended June 30, 2002 compared to cash flows provided by financing activities of $20,953,000 for the six-month period ended June 30, 2001.  Included in cash flows from financing activities are debt borrowings, debt repayments, and dividend payments. During the first six months of 2002, HickoryTech made payments on its revolving credit facility of $8,000,000. During the first six months of 2001, HickoryTech borrowed $21,500,000 under its revolving credit facility to cover cash requirements, primarily for capital expenditures and the PCS acquisition. Dividend payments for the first six months of 2002 were $3,078,000 compared to $3,056,000 for the same period in 2001.

WORKING CAPITAL – Working capital was $8,280,000 as of June 30, 2002, compared to working capital of $13,737,000 as of December 31, 2001. The decrease is primarily due to the decreases in cash, accounts receivable and income taxes receivable.  The ratio of current assets to current liabilities was 1.6:1.0 as of June 30, 2002 and 2.0:1.0 as of December 31, 2001.

LONG-TERM OBLIGATIONS - HickoryTech’s long-term obligations as of June 30, 2002 were $163,298,000, excluding current maturities of $1,376,000. As of June 30, 2002, HickoryTech had a $183,500,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit component and a $58,500,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan component requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, $23,000,000 of principal payments per quarter for the first two quarters in 2009 and $6,000,000 in the third quarter 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 4.41% at June 30, 2002. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $40,000,000 of the debt, is fixed until June 2003.  As of June 30, 2002, HickoryTech had drawn $163,500,000 on this credit facility and had $20,000,000 of available credit. In April 2002, HickoryTech reduced its revolving credit facility by $40,000,000 to its current level as of June 30, 2002. Management believes the remaining available credit is sufficient to cover future cash requirements and expects reductions in interest expense for the remainder of 2002 as a result of the lower credit facility.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first two quarters of 2002, this sector recorded additions to property, plant and equipment of $492,000 related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period (long-term debt and capital lease payments do not include associated interest):

	Payments Due by Year
(Dollars in Thousands)	Total	Remainder of 2002	2003 to 2005	2006 to 2007	2008 and after
Contractual Obligations
Long-term Debt	$163,500	$500	$20,500	$61,375	$81,125
Capital Lease Obligations	1,174	156	1,018	—	—
Operating Leases	3,262	534	1,749	298	681
Total Contractual Cash Obligations	$167,936	$1,190	$23,267	$61,673	$81,806

The total commitment to HickoryTech on its revolving credit facility expires as follows:

	Amount of Commitment Expiration per Year
(Dollars in Thousands)	Total	Remainder of 2002	2003 to 2005	2006 to 2007	2008 and after
Revolving Credit Component	$125,000	$—	$37,500	$59,375	$28,125

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

HickoryTech primarily uses variable interest rate financial instruments as of June 30, 2002. HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. A lower level of interest expense is likely to occur because of more limited use of the revolving credit facility for capital expenditures and potentially lower weighted average interest rates.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q is based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and , where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

RECENT ACCOUNTING DEVELOPMENTS

HickoryTech adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill (net carrying value as of June 30, 2002 of $25,086,000) and FCC licenses (net carrying value as of June 30, 2002 of $75,635,000). HickoryTech also tested these intangible assets for impairment at January 1, 2002 pursuant to the method prescribed by SFAS No. 142 and determined that these assets’ carrying values are not impaired.

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill and FCC licenses as if SFAS No. 142 had taken effect in 2001:

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands, except Per Share Amounts and shown Net of IncomeTax)	6/30/02	6/30/01	6/30/02	6/30/01

Reported Net Income	$1,802	$2,004	$3,892	$3,967
Goodwill Amortization		113		226
FCC License Amortization		259		518
Adjusted Net Income	$1,802	$2,376	$3,892	$4,711

Basic and Diluted Earnings Per Share:
Reported Net Income	$0.13	$0.14	$0.28	$0.28
Goodwill Amortization		0.01		0.02
FCC License Amortization		0.02		0.04
Adjusted Net Income	$0.13	$0.17	$0.28	$0.34

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting  for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” In June 2000, HickoryTech recorded an extraordinary loss of $233,000, net of income tax benefit of $158,000, as a result of an extinguishment of debt. Under SFAS No. 145, this extraordinary loss on debt extinguishment would be reclassified to operating expenses.

(1) – EBITDA represents operating income plus depreciation and amortization expense. EBITDA margin represents EBITDA divided by total operating revenues before eliminations. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because such information is used by certain investors when analyzing the financial position and performance of HickoryTech and because EBITDA is a measure which HickoryTech uses to manage and monitor its own business plan. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. HickoryTech sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. HickoryTech believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of HickoryTech’s business.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter and six months ended June 30, 2002, HickoryTech’s interest expense would have increased $196,000 for the three months ended June 30, 2002 and $414,000 for the six months ended June 30, 2002. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt in even more aggressive timetables than it has already.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities.

None

Item 3.    Default Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

a.         The annual shareholders’ meeting was held on April 8, 2002.

b.         Four directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld	Broker Nonvotes

Robert D. Alton, Jr.	10,847,812	150,387	NONE
Robert K. Else	10,887,647	110,552	NONE
R. Wynn Kearney, Jr.	10,861,243	136,956	NONE
Robert E. Switz	10,889,577	108,622	NONE

Item 5.    Other Information.

None.

Item 6.   Exhibits and Reports of Form 8-K.

(a)           Exhibits

99.1Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

99.2Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b)           HickoryTech filed a Form 8-K on April 10, 2002 announcing the retirement of Robert D. Alton, Jr. as President and Chief Executive Officer of the company.

HickoryTech filed a Form 8-K on June 4, 2002 announcing the appointment of John E. Duffy as President and Chief Executive Officer of the company effective July 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 13, 2002	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer