Form 10-Q/A
period 2002-06-30
HICKORY TECH CORP
filed 2002-08-15
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Dated:	August 15, 2002	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer