Form 10-Q
period 2002-09-30
HICKORY TECH CORP
filed 2002-11-14
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

The total number of shares of the registrant's common stock outstanding as of September 30, 2002:  14,080,442.

HICKORY TECH CORPORATION

September 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For Quarter Ended		For Nine Months Ended
(In Thousands Except Per Share Amounts)	9/30/2002	9/30/2001	9/30/2002	9/30/2001
OPERATING REVENUES:
Telecom	$22,474	$20,873	$64,596	$63,114
Information Solutions	981	1,207	3,064	3,150
Enterprise Solutions	5,257	5,479	11,655	15,480
TOTAL OPERATING REVENUES	28,712	27,559	79,315	81,744

COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	3,688	3,866	7,905	10,503
Operating Expenses, excluding Depreciation and Amortization	15,333	13,117	42,909	40,922
Depreciation	4,052	3,271	11,796	9,216
Amortization of Intangibles	381	1,066	1,122	2,645
TOTAL COSTS AND EXPENSES	23,454	21,320	63,732	63,286

OPERATING INCOME	5,258	6,239	15,583	18,458
OTHER INCOME (EXPENSE):
Equity in Net Loss of Investees	(29)	(19)	(27)	(32)
Gain on Sale of Assets	—	1,069	—	1,210
Interest and Other Income	66	29	138	104
Interest Expense	(1,752)	(2,753)	(5,566)	(8,444)
TOTAL OTHER INCOME (EXPENSE)	(1,715)	(1,674)	(5,455)	(7,162)

INCOME BEFORE INCOME TAXES	3,543	4,565	10,128	11,296
INCOME TAXES	1,449	1,825	4,142	4,589
NET INCOME	$2,094	$2,740	$5,986	$6,707

Basic Earnings Per Share	$0.15	$0.20	$0.43	$0.48
Dividends Per Share	$0.11	$0.11	$0.33	$0.33
Weighted Average Common Shares Outstanding	14,059	13,908	14,009	13,896

Diluted Earnings Per Share	$0.15	$0.20	$0.43	$0.48
Weighted Average Common and Equivalent Shares Outstanding	14,117	14,014	14,093	13,991

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2002

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	9/30/2002	12/31/2001
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$389	$2,008
Receivables, Net of Allowance for Doubtful Accounts of $2,358 and $1,231	12,708	14,616
Income Taxes Receivable	—	1,675
Costs in Excess of Billings on Contracts	1,472	1,520
Inventories	5,113	4,989
Deferred Income Taxes	646	646
Other	2,351	2,329
TOTAL CURRENT ASSETS	22,679	27,783

INVESTMENTS	10,825	10,701

PROPERTY, PLANT AND EQUIPMENT	243,916	231,675
Less ACCUMULATED DEPRECIATION	107,597	96,031
PROPERTY, PLANT AND EQUIPMENT, NET	136,319	135,644

OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	76,640	76,991
Deferred Costs and Other	6,857	7,087
TOTAL OTHER ASSETS	108,583	109,164
TOTAL ASSETS	$278,406	$283,292

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$2,891	$5,301
Accrued Expenses	3,485	3,372
Income Taxes Payable	2,514	—
Accrued Interest	534	382
Billings in Excess of Costs on Contracts	68	169
Advanced Billings and Deposits	3,809	3,580
Current Maturities of Long-Term Obligations	1,434	1,242
TOTAL CURRENT LIABILITIES	14,735	14,046

LONG-TERM OBLIGATIONS, Net of Current Maturities	160,880	169,659

DEFERRED INCOME TAXES	13,876	13,876

DEFERRED REVENUE AND BENEFITS	5,435	4,946

TOTAL LIABILITIES	194,926	202,527

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

SHAREHOLDERS' EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2002, 14,080,442; 2001, 13,935,308	1,408	1,394
Additional Paid-In Capital	7,593	6,254
Retained Earnings	74,479	73,117
TOTAL SHAREHOLDERS' EQUITY	83,480	80,765

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$278,406	$283,292

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
In Thousands	9/30/2002	9/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,986	$6,707
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,918	11,861
Stock-Based Compensation	701	320
Employee Retirement Benefits and Deferred Compensation	460	199
Accrued Patronage Refunds	(589)	(697)
Equity in Net Loss of Investees	27	32
Gain on Sale of Assets	—	(1,210)
Deferred Income Taxes	—	(513)
Provision for Losses on Accounts Receivable	2,218	387
Changes in Operating Assets and Liabilities:
Receivables	1,365	256
Inventories	(124)	(895)
Billings and Costs on Contracts	(53)	(1,038)
Accounts Payable and Accrued Expenses	(116)	190
Advance Billings and Deposits	230	110
Deferred Revenue and Benefits	28	(148)
Other	(226)	25
Net Cash Provided By Operating Activities	22,825	15,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(12,222)	(26,646)
Additions to Capitalized Software Development Costs	—	(2,695)
Redemption of Investments	100	—
Proceeds from Sale of Assets	243	6,949
Acquisition of Licenses	—	(11,399)
Net Cash Used In Investing Activities	(11,879)	(33,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Debt	—	(162)
Payments of Capital Lease Obligations	(329)	—
Borrowings on Credit Facility	2,200	29,500
Repayments on Credit Facility	(10,950)	(7,250)
Proceeds from Issuance of Common Stock	952	416
Dividends Paid	(4,438)	(4,584)
Net Cash (Used In) Provided By Financing Activities	(12,565)	17,920

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,619)	(285)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,008	1,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$389	$905

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2002

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

In addition to the change in business segments, certain reclassifications were made to the financial statements as of and for the three months and nine months ended September 30, 2001 to conform to the 2002 presentation. These reclassifications had no impact on previously reported operating revenue, net income or shareholders’ equity.

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

	For Three Months Ended		For Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01

Weighted Average Shares Outstanding	14,058,750	13,907,884	14,008,985	13,895,659
Stock Options (dilutive only)	42,885	105,745	68,996	95,720
Weighted Average Stock Subscribed (ESPP)	15,692	269	14,951	90
Weighted Average Dilutive Shares Outstanding	14,117,327	14,013,898	14,092,932	13,991,469

Options to purchase 117,150 shares and 39,750 shares for the three months ended September 30, 2002 and 2001, respectively, and 76,650 shares and 39,750 shares for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first three quarters of 2002 and 2001.

Shares Outstanding on Record Date	2002	2001
First Quarter (Feb. 15)	13,971,484	13,886,669
Second Quarter (May 15)	14,007,250	13,892,254
Third Quarter (Aug. 15)	14,049,776	13,897,929

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first nine months of 2002 and 2001, shareholders have elected to reinvest $185,000 and $184,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3.  COMPREHENSIVE INCOME

For the three months and nine months ended September 30, 2002 and 2001, comprehensive income was comprised solely of net income.

NOTE 4.  INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.

NOTE 5.  INTANGIBLE ASSETS

HickoryTech adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill (net carrying value as of September 30, 2002 of $25,086,000) and FCC licenses (net carrying value as of September 30, 2002 of $75,635,000). HickoryTech tested these intangible assets for impairment at January 1, 2002 pursuant to the method prescribed by SFAS No. 142 and determined that these assets’ carrying values were not impaired.

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill and FCC licenses as if SFAS No. 142 had taken effect in 2001:

(Dollars in Thousands, except Per Share Amount	For Three Months Ended		For Nine Months Ended
and shown Net of Income Tax)	9/30/02	9/30/01	9/30/02	9/30/01

Reported Net Income	$2,094	$2,740	$5,986	$6,707
Goodwill Amortization		113		339
FCC License Amortization		258		776
Adjusted Net Income	$2,094	$3,111	$5,986	$7,822

Basic and Diluted Earnings Per Share:
Reported Net Income	$0.15	$0.20	$0.43	$0.48
Goodwill Amortization		0.01		0.03
FCC License Amortization		0.02		0.06
Adjusted Net Income	$0.15	$0.23	$0.43	$0.57

Upon adoption at January 1, 2002, SFAS No. 142 also required HickoryTech to reassess the useful lives over which its other intangible assets are amortized. These useful lives were not changed as a result of this reassessment and, accordingly, these assets continue to be amortized over periods ranging from two to eight years.

The components of HickoryTech’s intangible assets are shown in the following table:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers	$1,701	$989	$1,701	$780
Other Intangibles	538	245	538	103
Total	$2,239	$1,234	$2,239	$883

Indefinite-Lived Intangible Assets
FCC Licenses	$75,635		$75,635

Amortization expense related to the definite-lived intangible assets for the three months and nine months ended September 30, 2002 amounted to $124,000 and $351,000, respectively. Total estimated amortization expense for 2002 and the five years subsequent to 2002 is as follows: 2002 - $466,000; 2003 - $326,000; 2004 - $185,000; 2005 - $102,000; 2006 - $102,000 and 2007 - $102,000.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” In June 2000, HickoryTech recorded an extraordinary loss of $233,000, net of income tax benefit of $158,000, as a result of an extinguishment of debt. Under SFAS No. 145, this extraordinary loss on debt extinguishment will be reclassified to operating expenses when HickoryTech adopts SFAS No. 145 in the first quarter of 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for, and HickoryTech will apply this standard on, exit or disposal activities that are initiated after December 31, 2002.

NOTE 7.  QUARTERLY SECTOR FINANCIAL SUMMARY

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 9/30/02
Operating Revenue from Unaffiliated Customers	$22,474	$981	$5,257	$—	$28,712
Intersegment Revenues	68	1,062	—	(1,130)	—
Total	22,542	2,043	5,257	(1,130)	28,712

Depreciation and Amortization	3,793	519	65	56	4,433
Operating Income/(Loss)	6,446	(600)	282	(870)	5,258
Interest Expense	9	14	—	1,729	1,752
Income Taxes	2,647	(293)	109	(1,014)	1,449
Net Income/(Loss)	3,817	(421)	157	(1,459)	2,094
Identifiable Assets	250,448	7,082	8,487	12,389	278,406
Property, Plant and Equip., Net	129,792	5,820	527	180	136,319
Capital Expenditures	2,167	658	—	72	2,897

Three Months Ended 9/30/01
Operating Revenue from Unaffiliated Customers	$20,873	$1,207	$5,479	$—	$27,559
Intersegment Revenues	65	1,206	—	(1,271)	—
Total	20,938	2,413	5,479	(1,271)	27,559

Depreciation and Amortization	3,791	396	91	59	4,337
Operating Income/(Loss)	6,067	(75)	250	(3)	6,239
Interest Expense	7	—	—	2,746	2,753
Income Taxes	2,369	(57)	95	(582)	1,825
Net Income/(Loss)	3,419	(83)	137	(733)	2,740
Identifiable Assets	250,523	5,989	9,013	13,321	278,846
Property, Plant and Equip., Net	128,036	3,460	727	30	132,253
Capital Expenditures	11,307	99	107	—	11,513

Nine Months Ended 9/30/02
Operating Revenue from Unaffiliated Customers	$64,596	$3,064	$11,655	$—	$79,315
Intersegment Revenues	205	2,921	—	(3,126)	—
Total	64,801	5,985	11,655	(3,126)	79,315

Depreciation and Amortization	11,000	1,548	201	169	12,918
Operating Income/(Loss)	18,953	(1,693)	(169)	(1,508)	15,583
Interest Expense	18	44	—	5,504	5,566
Income Taxes	7,746	(794)	(90)	(2,720)	4,142
Net Income/(Loss)	11,171	(1,143)	(129)	(3,913)	5,986
Identifiable Assets	250,448	7,082	8,487	12,389	278,406
Property, Plant and Equip., Net	129,792	5,820	527	180	136,319
Capital Expenditures	10,090	1,866	55	211	12,222

Nine Months Ended 9/30/01
Operating Revenue from Unaffiliated Customers	$63,114	$3,150	$15,480	$—	$81,744
Intersegment Revenues	203	3,751	—	(3,954)	—
Total	63,317	6,901	15,480	(3,954)	81,744

Depreciation and Amortization	10,820	596	264	181	11,861
Operating Income/(Loss)	17,603	785	842	(772)	18,458
Interest Expense	23	—	—	8,421	8,444
Income Taxes	7,005	276	324	(3,016)	4,589
Net Income/(Loss)	10,080	397	466	(4,236)	6,707
Identifiable Assets	250,523	5,989	9,013	13,321	278,846
Property, Plant and Equip., Net	128,036	3,460	727	30	132,253
Capital Expenditures	25,104	1,168	197	177	26,646

NOTE 8.  CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

In the second quarter of 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer. The modification extended the period after retirement during which the officer can exercise options. This modification may result in HickoryTech recognizing up to $173,000 of compensation expense during the first quarter of 2003.

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

INFORMATION SOLUTIONS SECTOR

HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other ILECs, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. HickoryTech’s Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data. This sector has developed a new integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry. For external use, SuiteSolution can provide a billing platform for wireline and wireless carriers. The Information Solutions Sector also has legacy systems, such as its carrier access billing products.

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

OPERATING REVENUES - Consolidated operating revenues were $1,153,000 or 4.2% higher for the three months ended September 30, 2002 than for the three months ended September 30, 2001. The revenue increase in the third quarter was attributable to a 10.7% increase in HickoryTech’s total customer base in its Telecom Sector, local rate increases by HickoryTech’s ILECs and revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network. Consolidated operating revenues were $2,429,000 or 3.0% lower for the nine months ended September 30, 2002 than for the nine months ended September 30, 2001. The revenue decrease was primarily attributable to a lower volume of business in the Enterprise Solutions Sector and a decline in wireless roaming revenue in the Telecom Sector. These decreases were partially offset by the increase in HickoryTech’s total customer base in its Telecom Sector, in addition to the impact of local rate increases by HickoryTech’s ILECs, also in the Telecom Sector.

COST OF SALES, ENTERPRISE SOLUTIONS – Cost of sales in the Enterprise Solutions Sector were $178,000 or 4.6% lower for the three months ended September 30, 2002 than for the three months ended September 30, 2001. Cost of sales were $2,598,000 or 24.7% lower for the nine months ended September 30, 2002 than for the nine months ended September 30, 2001. The decrease in cost of sales is the result of the decrease in revenue and a related decrease in volume in the Enterprise Solutions Sector. The gross profit margin in the Enterprise Solutions Sector for the three months and nine months ended September 30, 2002 was 29.8% and 32.2%, respectively, as compared to 29.4% and 32.2% for the same periods in 2001.

OPERATING EXPENSES (excluding Depreciation and Amortization) - Operating expenses for the three months ended September 30, 2002 increased $2,216,000 or 16.9% compared with the same period in 2001. Operating expenses for the nine months ended September 30, 2002 increased $1,987,000 or 4.9% compared with the same period in 2001. Operating expenses in the three months and nine months ended September 30, 2002 were higher due to bad debt expense of $551,000 and $1,746,000, respectively, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. Telecom Sector operating expenses in the third quarter were also higher due to higher customer counts in this sector, along with higher advertising and marketing expenses. Another reason for the increased operating expenses in the third quarter were higher corporate costs related to executive management, insurance and human resource studies.

DEPRECIATION AND AMORTIZATION - Depreciation expense for the three months ended September 30, 2002 was $781,000 or 23.9% higher than for the same period in 2001. Depreciation expense for the nine months ended September 30, 2002 was $2,580,000 or 28.0% higher than for the same period in 2001. The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. Amortization expense for the three months ended September 30, 2002 was $685,000 or 64.3% lower than for the same period in 2001. Amortization expense for the nine months ended September 30, 2002 was $1,523,000 or 57.6% lower than for the same period in 2001. If SFAS No. 142 had taken effect in 2001, amortization expense for the third quarter 2002 would have decreased $55,000 over the third quarter 2001 and amortization expense would have increased $367,000 over the first nine months of 2001. The increase in amortization expense for the first nine months of 2002 was due to amortization of capitalized software development costs related to the Information Solutions Sector’s SuiteSolution billing software, which began in the third quarter 2001.

OPERATING INCOME - Operating income was 15.7% lower for the three months ended September 30, 2002 than for the three months ended September 30, 2001. Operating income was 15.6% lower for the nine months ended September 30, 2002 than for the nine months ended September 30, 2001. The decrease in operating income primarily reflects the impact of the increase in operating expenses for this period, along with the increase in depreciation expense related to building out the infrastructure of the CLEC business in the Telecom Sector and the decrease in operating revenues for the Enterprise Solutions Sector. These impacts were partially offset by lower amortization expense due to the adoption of SFAS No. 142.

INTEREST EXPENSE - Interest expense decreased $1,001,000 or 36.4% for the three months ended September 30, 2002, compared to the same period in 2001. Interest expense decreased $2,878,000 or 34.1% for the nine months ended September 30, 2002, compared to the same period in 2001. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 6.30% on September 30, 2001 to 4.37% on September 30, 2002. The outstanding balance of the revolving credit facility was $161,250,000 on September 30, 2002.

NET INCOME - Consolidated net income for the three months ended September 30, 2002 was $646,000 or 23.6% lower than the comparable period in 2001. Consolidated net income for the nine months ended September 30, 2002 was $721,000 or 10.7% lower than the comparable period in 2001. The third quarter 2001 included an after-tax gain on the sale of Amana Colonies Telephone Company (ACTC) of $598,000. The nine months ended September 30, 2001 included after-tax gains on the sale of ACTC and other assets of $681,000. If SFAS No. 142 had taken effect in 2001 and excluding the gains in 2001, net income for the third quarter 2002 would have decreased $419,000 or 16.7% compared to the third quarter 2001 and net income would have decreased $1,155,000 or 16.2% for the first nine months of 2002 compared to the same period in 2001.  The primary reasons for this decrease in net income for HickoryTech were the decrease in operating revenues for the Enterprise Solutions Sector for the first nine months of 2002, the increase in depreciation expense due to the building out of the CLEC infrastructure and the additional allowance for doubtful accounts recorded in 2002.

SECTOR RESULTS OF OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM

	For Three Months Ended			For Nine Months Ended
(Dollars in Thousands)	9/30/02	9/30/01		9/30/02	9/30/01
Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,760	$3,675		$11,319	$10,739
Network Access	8,096	7,607		24,154	23,567
Intersegment	68	65		205	203
Other	2,231	2,281		6,889	6,993
Total ILEC	14,155	13,628		42,567	41,502

CLEC
Local Service	820	618		2,216	1,652
Other	1,247	519		2,703	1,441
Total CLEC	2,067	1,137		4,919	3,093

Long Distance	1,028	933		2,928	2,812

Internet	918	750		2,648	2,256

Wireless
Service	2,502	2,719		7,336	7,801
Home Roaming	284	253		758	536
Roaming	1,588	1,518		3,645	5,317
Total Wireless	4,374	4,490		11,739	13,654

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$22,474	$20,873		$64,596	$63,114
Intersegment	68	65		205	203
	22,542	20,938		64,801	63,317
Operating Expenses, excluding Depr. and Amort.	12,303	11,080		34,848	34,894
Depreciation and Amortization	3,793	3,791		11,000	10,820
Operating Income	$6,446	$6,067		$18,953	$17,603
Net Income	$3,817	$3,419		$11,171	$10,080
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1)	$10,239	$9,858		$29,953	$28,423

Capital Expenditures	$2,167	$11,307		$10,090	$25,104

ILEC Access Lines	65,360	65,783

CLEC Access Lines
Overbuild	7,385	4,083
UNE	1,311	1,363
TSR	4,736	5,448
Total	13,432	10,894

Long Distance Customers	33,746	23,070

Internet Customers	13,936	11,852	(a)

Wireless Customers	26,254	26,328

Total Telecom Customers	152,728	137,927

(a)     Internet customer count reported for the quarter ended September 30, 2001 was 14,089. This count included 2,237 inactive accounts, which have been removed from the customer base.

Telecom Sector operating revenues before intersegment eliminations for the three months ended September 30, 2002 increased $1,604,000 or 7.7% compared with the same period in 2001. Operating revenues before intersegment eliminations for the nine months ended September 30, 2002 increased $1,484,000 or 2.3% compared with the same period in 2001. Amana Colonies Telephone Company (ACTC), which was sold on August 6, 2001, contributed $143,000 and $830,000 of revenues to this sector during the three months and nine months ended September 30, 2001, respectively. Local service rates were increased in HickoryTech’s Iowa ILEC in May 2001 and in the Minnesota ILECs in December 2001, which contributed $218,000 of incremental revenue in the third quarter of 2002 and $724,000 of incremental revenue for the first nine months of 2002. Without the local service rate increases and excluding the revenues from ACTC, Telecom revenues would have increased $1,529,000 or 7.4% for the third quarter of 2002 and $1,590,000 or 2.5% for the first nine months of 2002 compared to the same periods in 2001.

ILEC local service revenue increased $85,000 or 2.3% for the three months ended September 30, 2002 and $580,000 or 5.4% for the nine months ended September 30, 2002 compared with the same periods in 2001. ACTC contributed $47,000 and $159,000 to local service revenue for the third quarter and for the first nine months of 2001, respectively. Without the local service rate increase and excluding the revenues from ACTC, local service revenue would have decreased $86,000 or 2.4% for the three months ended September 30, 2002 and increased $15,000 or 0.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. The decrease in local service revenue for the third quarter was due to a 0.6% decline in ILEC access lines and credits given to Centrex customers based on trunk equivalency for the subscriber line charge, which was increased in January 2002. The trunk equivalency credits were offset by increased demand for local private lines and higher revenue from vertical services such as caller identification, call waiting and three-way calling in the first nine months of 2002.

ILEC network access revenue increased $489,000 or 6.4% for the three months ended September 30, 2002 and $587,000 or 2.5% for the nine months ended September 30, 2002 compared with the same periods in 2001. ACTC contributed $88,000 and $592,000 to network access revenue for the third quarter and for the first nine months of 2001, respectively. Excluding the revenue from ACTC, network access revenue would have increased $577,000 or 7.7% for the three months ended September 30, 2002 and $1,179,000 or 5.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. The increase in network access revenue was driven by higher demand for dedicated lines and high-speed circuits. These increases in network access revenue were partially offset by a 3.8% decline in access minutes of use for the first nine months of 2002 compared to the same period in 2001.  This decline in minutes of use is expected to continue in the future.

CLEC local service revenue increased $202,000 or 32.7% for the three months ended September 30, 2002 and $564,000 or 34.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. CLEC access lines grew 23.3% from September 30, 2001 to September 30, 2002, which was the primary reason for the increase in local service revenue.

Other CLEC revenue increased $728,000 or 140.3% for the three months ended September 30, 2002 and $1,262,000 or 87.6% for the nine months ended September 30, 2002 compared with the same periods in 2001. Other revenue included network access and high-speed data revenues which generally grew along with the increase in access lines. Also included in other revenue was the revenue recorded from the CLEC’s offering of digital TV service, which was rolled out in May 2001 and has grown to 728 customers as of September 30, 2002. This growth in digital TV resulted in increased revenues of $35,000 and $128,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Another reason for the increase in other revenue in 2002 was the additional $386,000 of revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.

Long distance revenue increased $95,000 or 10.2% for the three months ended September 30, 2002 and $116,000 or 4.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. This sector experienced a 46.3% increase in its long distance customer base from September 30, 2001 to September 30, 2002, with long distance revenues for the first nine months of 2002 only increasing 4.1% over the same period in 2001. This slower growth in long distance revenues is the result of the decreasing long distance revenue per customer that the entire industry is experiencing.

Internet revenue increased $168,000 or 22.4% for the three months ended September 30, 2002 and $392,000 or 17.4% for the nine months ended September 30, 2002 compared with the same periods in 2001. The increase in revenue was caused primarily by an increase in Internet customers of 17.6% from September 30, 2001 to September 30, 2002. The Internet customer count reported as of September 30, 2001 was 14,089. This customer count included 2,237 inactive accounts, which subsequently have been removed from the customer base. In addition to the increase in customers, Internet revenue increased due to a migration of Internet customers from low-price introductory rate plans to mid-range full-service Internet packages.

Wireless service revenue decreased $217,000 or 8.0% for the three months ended September 30, 2002 and $465,000 or 6.0% for the nine months ended September 30, 2002 compared with the same periods in 2001. Wireless customer counts declined 0.3% from September 30, 2001 to September 30, 2002, accounting for a portion of the decline in service revenue. The remainder of the decrease in service revenue was due to a decline in the average revenue per subscriber. HickoryTech began marketing new wireless service plans during the third quarter of 2002 which offered customers less expensive options, as well as options for unlimited airtime. The introduction of these new plans was the primary reason why the wireless customer base grew 1.7% since June 30, 2002, and has also resulted in less revenue per subscriber.

Wireless roaming revenue increased $70,000 or 4.6% for the three months ended September 30, 2002 and decreased $1,672,000 or 31.4% for the nine months ended September 30, 2002 compared with the same periods in 2001. Roaming minutes from other wireless carriers’ customers travelling into HickoryTech’s cellular service territory have eroded from historical levels, particularly due to technological changes among other wireless providers which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. In addition, other PCS wireless carriers have continued to build-out PCS licenses to compete with HickoryTech in RSA 10. This decline in roaming minutes was experienced by HickoryTech during the third quarter 2001, and has persisted from that time. This trend of reduced roaming revenue is expected to continue. The wireless roaming revenue increase in the third quarter of 2002 compared to the third quarter of 2001 was a potentially temporary reversal of what has become a trend of decreasing roaming revenue, possibly caused by a seasonal peak of high roaming traffic in the wireless area served by HickoryTech.

Operating expenses excluding depreciation and amortization increased  $1,223,000 or 11.0% for the three months ended September 30, 2002 and decreased $46,000 or 0.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. ACTC contributed $138,000 and $656,000 of operating expenses to this sector during the three months and nine months ended September 30, 2001, respectively. Excluding the operating expenses from ACTC, Telecom operating expenses would have increased $1,361,000 or 12.4% for the third quarter of 2002 and $610,000 or 1.8% for the first nine months of 2002 compared to the same periods in 2001. One reason for the increase in operating expenses was the $551,000 and $1,746,000 of additional bad debt expense recorded in the third quarter and first nine months of 2002, respectively, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. In addition, this sector’s operating expenses grew due to increased advertising and marketing of its competitive local service and the new wireless service plans, along with increased wireless phone expense due to a large number of gross customer additions during the quarter. Project SOCRATES also added to the increase in operating expenses as HickoryTech either uses its own facilities for the provision of this service or it pays other carriers when it utilizes their networks to provide this service. The increases in operating expenses noted above for the nine months ended September 30, 2002 were partially offset by improved efficiencies achieved in the design and operation of HickoryTech’s network as it pertains to its CLEC and internet operations. In addition, management actions aimed at reducing operating costs, which began in the first quarter of 2001, and the combination of certain operating functions aided in reducing operating expenses for this sector through the first nine months of 2002. HickoryTech has also implemented specific cost reduction initiatives such as using its PCS network to reduce roaming expense for its wireless product, closely auditing the interconnection fees paid to other carriers for its CLEC product and reducing the plant installation and engineering costs of its Network Design and Operations Division.

Depreciation and amortization increased $2,000 for the three months ended September 30, 2002 and $180,000 or 1.8% for the nine months ended September 30, 2002 compared with the same periods in 2001. Depreciation expense increased $660,000 or 21.7% for the three months ended September 30, 2002 and $2,020,000 or 23.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. For the three months and nine months ended September 30, 2002 compared to the same periods in 2001, depreciation expense increased $208,000 or 10.3% and $686,000 or 11.6%, respectively, for the networks associated with its ILEC product and $373,000 or 74.3% and $1,271,000 or 109.8%, respectively, for the networks associated with its CLEC product. Amortization expense decreased $658,000 or 88.4% for the three months ended September 30, 2002 and $1,840,000 or 88.6% for the nine months ended September 30, 2002 compared with the same periods in 2001. If SFAS No. 142 had taken effect in 2001, amortization expense would have decreased $63,000 and $57,000 for the three months and nine months ended September 30, 2002, respectively, compared with the same periods in 2001.

Operating income increased $379,000 or 6.2% for the three months ended September 30, 2002 and $1,350,000 or 7.7% for the nine months ended September 30, 2002 compared with the same periods in 2001. Net income increased $398,000 or 11.6% for the three months ended September 30, 2002 and $1,091,000 or 10.8% for the nine months ended September 30, 2002 compared with the same periods in 2001. The increases in operating and net income resulted from the decrease in amortization expense and increases in revenues described above, partially offset by the increases in operating expenses described above. If SFAS No. 142 had taken effect in 2001, operating income for the quarter and nine months ended September 30, 2002 would have decreased $216,000 or 3.2% and $433,000 or 2.2%, respectively, compared with the same periods in 2001. If SFAS No. 142 had taken effect in 2001, net income for the quarter and nine months ended September 30, 2002 would have increased $47,000 or 1.2% and $39,000 or 0.4%, respectively, compared with the same periods in 2001.

EBITDA(1) increased  $381,000 or 3.9% for the three months ended September 30, 2002 and $1,530,000 or 5.4% for the nine months ended September 30, 2002 compared with the same periods in 2001. The EBITDA(1) margin for this sector was 45.4% and 46.2% for the three months and nine months ended September 30, 2002, respectively, compared to 47.1% and 44.9% for the same periods in 2001. The increase in EBITDA and EBITDA margin was primarily due to the increase in revenues, partially offset by the increases in operating expenses.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/02	9/30/01	9/30/02	9/30/01
Revenues Before Intersegment Eliminations
Unaffiliated Customers	$981	$1,207	$3,064	$3,150
Intersegment	1,062	1,206	2,921	3,751
	2,043	2,413	5,985	6,901
Operating Expenses, excluding Depr. and Amort.	2,124	2,092	6,130	5,520
Depreciation and Amortization	519	396	1,548	596
Operating Income/(Loss)	$(600)	$(75)	$(1,693)	$785
Net Income/(Loss)	$(421)	$(83)	$(1,143)	$397
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA)(1)	$(81)	$321	$(145)	$1,381

Capital Expenditures	$658	$99	$1,866	$1,168

Operating revenues from unaffiliated customers for the three months ended September 30, 2002 decreased $226,000 or 18.7% compared with the same period in 2001. Operating revenues from unaffiliated customers for the nine months ended September 30, 2002 decreased $86,000 or 2.7% compared with the same period in 2001. The decrease in operating revenues for the third quarter was due to the recognition of $165,000 of revenue during the third quarter of 2001 related to one-time processing of certain billing information for a new customer. For the first nine months of 2002, this decrease in operating revenues was partially offset by the impact of new customer relationships for monthly batch processing services, as well as the implementation of the predecessor to SuiteSolution called WRITE2K by a new customer.

Operating expenses excluding depreciation and amortization increased $32,000 or 1.5% for the three months ended September 30, 2002 and $610,000 or 11.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. This sector capitalized internal development costs associated with SuiteSolution during 2001. The capitalization of these costs ended during the third quarter of 2001 as the development of SuiteSolution had reached the point where the product was available for release to customers. As a result of development costs for SuiteSolution no longer being capitalized, operating expenses for this sector were higher in the first nine months of 2002 as development personnel were deployed on routine operating and implementation duties.

Depreciation and amortization increased $123,000 or 31.1% for the three months ended September 30, 2002 and $952,000 or 159.7% for the nine months ended September 30, 2002 compared with the same periods in 2001. Depreciation expense for the three months ended September 30, 2002 was $112,000 higher than the three months ended September 30, 2001. Depreciation expense for the nine months ended September 30, 2002 was $520,000 higher than the nine months ended September 30, 2001. The increase was due to depreciation expense recorded on capitalized leases for new computer equipment and depreciation expense recorded on other capital expenditures related to equipment acquired in support of the development and implementation of SuiteSolution. Amortization expense for the three months ended September 30, 2002 was $10,000 higher than the three months ended September 30, 2001. Amortization expense for the nine months ended September 30, 2002 was $431,000 higher than the nine months ended September 30, 2001. The increase was due to the amortization of capitalized SuiteSolution development costs, which began in the third quarter of 2001.

Operating income decreased $525,000 or 700.0% for the three months ended September 30, 2002 and $2,478,000 or 315.7% for the nine months ended September 30, 2002 as compared to the same periods in 2001. Net income decreased $338,000 or 407.2% for the three months ended September 30, 2002 and $1,540,000 or 387.9% for the nine months ended September 30, 2002 compared to the same periods in 2001. The decrease in operating income and net income was primarily attributable to the decrease in operating revenues and the increase in operating expenses, including depreciation and amortization.

EBITDA(1) decreased $402,000 or 125.2% for the quarter ended September 30, 2002 and $1,526,000 or 110.5% for the nine months ended September 30, 2002 compared with the same periods in 2001. The EBITDA(1) margin for this sector was (4.0%) for the quarter ended September 30, 2002 compared to 13.3% for the same quarter in 2001. The EBITDA(1) margin for this sector was (2.4%) for the nine months ended September 30, 2002 compared to 20.0% for the same period in 2001. The decrease in EBITDA and the EBITDA margin was primarily due to decreased operating revenues and increased operating expenses.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/02	9/30/01	9/30/02	9/30/01
Revenues Before Intersegment Eliminations
Installation	$3,352	$3,339	$6,008	$8,745
Service	1,905	2,140	5,647	6,735
	5,257	5,479	11,655	15,480
Cost of Sales	3,688	3,866	7,905	10,503
Operating Expenses, excluding Depr. and Amort.	1,222	1,272	3,718	3,871
Depreciation and Amortization	65	91	201	264
Operating Income/(Loss)	$282	$250	$(169)	$842
Net Income/(Loss)	$157	$137	$(129)	$466
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA)(1)	$347	$341	$32	$1,106

Capital Expenditures	$—	$107	$55	$197

Operating revenues decreased $222,000 or 4.1% for the three months ended September 30, 2002 and $3,825,000 or 24.7% for the nine months ended September 30, 2002 compared with the same periods in 2001. Sales volumes in the 2002 are down in this sector compared to 2001. Installation revenue was 0.4% higher for the three months ended September 30, 2002 and 31.3% lower for the nine months ended September 30, 2002 compared with the same periods in 2001. The decrease in installation revenue for the first nine months of 2002 was primarily a result of a decrease in sales and installations of PBX and small business systems of 38.8%. Service revenue was 11.0% lower for the three months ended September 30, 2002 and 16.2% lower for the nine months ended September 30, 2002 compared with the same periods in 2001. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction occurred in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to the changing of technology (i.e. voice vs. data protocol) in the communications products which this sector provides. These factors appear to be affecting the industry and not merely this sector in any unique way. It is unknown when customer demand for these products and services may return to historical levels. This sector did experience an increase in its installation revenues during the third quarter of 2002 due to revenues related to a significant voice over Internet Protocol network HickoryTech is installing in the corporate offices of a large specialty retailer. This contract represents what is expected to be the largest single-campus telecommunication deployment in the United States this year and added significant revenues to Enterprise Solutions in the third quarter of 2002. As of September 30, 2002, this contract was estimated to be approximately 65% completed.

Cost of sales decreased $178,000 or 4.6% for the three months ended September 30, 2002 and $2,598,000 or 24.7% for the nine months ended September 30, 2002 compared with the same periods in 2001. Gross profit margin for this sector for the three months and nine months ended September 30, 2002 was 29.8% and 32.2%, respectively, as compared to 29.4% and 32.2% for the same periods in 2001. The decrease in cost of sales was in line with the decrease in operating revenues in this sector.

Operating expenses excluding depreciation and amortization decreased $50,000 or 3.9% for the three months ended September 30, 2002 and $153,000 or 4.0% for the nine months ended September 30, 2002 compared with the same periods in 2001.  This sector reduced its operating expenses through proactive management steps, such as workforce reductions.

Depreciation and amortization decreased $26,000 or 28.6% for the three months ended September 30, 2002 and $63,000 or 23.9% for the nine months ended September 30, 2002 compared with the same periods in 2001. Depreciation expense decreased $4,000 for the three months ended September 30, 2002 and increased $6,000 for the nine months ended September 30, 2002 compared with the same periods in 2001. Due to the implementation of SFAS No. 142, there was no amortization expense for the first nine months of 2002. If SFAS No. 142 had taken effect in 2001, then no amortization expense would have been recorded in 2001.

Operating income increased $32,000 or 12.8% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Operating income decreased $1,011,000 to a loss of $169,000 for the nine months ended September 30, 2002 compared to income of $842,000 for the nine months ended September 30, 2001. Net income increased $20,000 or 14.6% for the three months ended September 30, 2002 and decreased $595,000 or 127.7% for the nine months ended September 30, 2002 compared with the same periods in 2001. The increase in operating and net income in the third quarter resulted from the decrease in operating expenses and depreciation and amortization described above. The decrease in operating and net income in the first nine months of 2002 as compared to the first nine months of 2001 resulted primarily from the decrease in operating revenues described above. If SFAS No.142 had taken effect in 2001, operating income would have increased $10,000 for the three months ended September 30, 2002 and decreased $1,080,000 for the nine months ended September 30, 2002 compared with the same periods in 2001. If SFAS No. 142 had taken effect in 2001, net income would have increased $7,000 for the three months ended September 30, 2002 and decreased $636,000 for the nine months ended September 30, 2002 compared with the same period in 2001. The decrease in operating income and net income for the first nine months of 2002 was attributable to the decrease in sales volumes.

EBITDA(1) increased $6,000 or 1.8% for the three months ended September 30, 2002 and decreased $1,074,000 or 97.1% for the nine months ended September 30, 2002 compared with the same periods in 2001. The EBITDA(1) margin for this sector was 6.6% for the quarter ended September 30, 2002 compared to 6.2% for the same quarter in 2001. The EBITDA(1) margin for this sector was 0.3% for the nine months ended September 30, 2002 compared to 7.1% for the nine months ended September 30, 2001.  The decline in EBITDA and the EBITDA margin was primarily due to the decrease in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE – The total long-term capital structure (long-term obligations plus shareholders’ equity) for HickoryTech was $244,360,000 at September 30, 2002, reflecting 34.2% equity and 65.8% debt. This compares to a capital structure of $250,424,000 at December 31, 2001, reflecting 32.3% equity and 67.7% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS – Cash provided by operations was $22,825,000 for the nine-month period ended September 30, 2002 compared to $15,586,000 for the nine-month period ended September 30, 2001.  Cash flows from operations for the nine months ended September 30, 2002 and 2001 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables.  The increase in cash flows from operations in the first nine months of 2002 relative to the same period in 2001 was primarily due to a $1,365,000 reduction in receivables and a $2,218,000 provision for losses on accounts receivable during 2002 related primarily to bankruptcies of interexchange carriers, along with a $1,038,000 increase in billings and costs on contracts during the first three quarters of 2001.

Cash flows used in investing activities were $11,879,000 for the nine months ended September 30, 2002 compared to $33,791,000 for the same period in 2001. Capital expenditures were $12,222,000 during the first nine months of 2002 as compared to $26,646,000 for the same period in 2001. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services and continued buildout of the PCS network in the Telecom Sector. The level of capital expenditures in 2002 is lower than 2001 as part of HickoryTech’s planned control of liquidity and debt reduction. Also included in cash flows used in investing activities for the nine months ended September 30, 2001 were additions to capitalized software development costs for the Information Solutions Sector’s SuiteSolution billing product of $2,695,000. Cash flows used in investing activities for the nine months ended September 30, 2001 also included cash paid for the acquisition of PCS licenses in southern Minnesota for $11,399,000 and cash proceeds related to the sale of ACTC and other assets for $6,949,000.

Cash flows used in financing activities were $12,565,000 for the nine-month period ended September 30, 2002 compared to cash flows provided by financing activities of $17,920,000 for the nine-month period ended September 30, 2001.  Included in cash flows from financing activities are debt borrowings, debt repayments, and dividend payments. During the first nine months of 2002, HickoryTech made payments and had additional borrowings on its revolving credit facility of $10,950,000 and $2,200,000, respectively. During the first nine months of 2001, HickoryTech borrowed $29,500,000 under its revolving credit facility to cover cash requirements, primarily for capital expenditures and the PCS acquisition, while it made payments of $7,250,000 on its revolving credit facility. Dividend payments for the first nine months of 2002 were $4,438,000 compared to $4,584,000 for the same period in 2001.

WORKING CAPITAL – Working capital was $7,944,000 as of September 30, 2002, compared to working capital of $13,737,000 as of December 31, 2001. The decrease is primarily due to the decreases in cash, accounts receivable and income taxes receivable.  The ratio of current assets to current liabilities was 1.5:1.0 as of September 30, 2002 and 2.0:1.0 as of December 31, 2001.

LONG-TERM OBLIGATIONS - HickoryTech’s long-term obligations as of September 30, 2002 were $160,880,000, excluding current maturities of $1,434,000. As of September 30, 2002, HickoryTech had a $183,250,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit component and a $58,250,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan component requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, $23,000,000 of principal payments per quarter for the first two quarters in 2009 and $6,000,000 in the third quarter 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 4.37% at September 30, 2002. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $40,000,000 of the debt, is fixed until June 2003.  As of September 30, 2002, HickoryTech had drawn $161,250,000 on this credit facility and had $22,000,000 of available credit. In April 2002, HickoryTech reduced its revolving credit facility by $40,000,000 to its current level as of September 30, 2002. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first three quarters of 2002, this sector recorded additions to property, plant and equipment of $492,000 related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period (long-term debt and capital lease payments do not include associated interest):

	Payments Due by Year
(Dollars in Thousands)	Total	Remainder of 2002	2003 to 2005	2006 to 2007	2008 and after
Contractual Obligations
Long-term Debt	$161,250	$250	$18,500	$61,375	$81,125
Capital Lease Obligations	1,064	87	977	—	—
Operating Leases	2,995	267	1,749	298	681
Total Contractual Cash Obligations	$165,309	$604	$21,226	$61,673	$81,806

The total commitment to HickoryTech on its revolving credit facility expires as follows:

	Amount of Commitment Expiration per Year
(Dollars in Thousands)	Total	Remainder of 2002	2003 to 2005	2006 to 2007	2008 and after
Revolving Credit Component	$125,000	$—	$37,500	$59,375	$28,125

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

HickoryTech primarily uses variable interest rate financial instruments as of September 30, 2002. HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. A lower level of interest expense is likely to occur because of a trend of reducing levels of debt and potentially lower weighted average interest rates.

In November 2002, Hickory Tech began repurchasing its stock in over-the-counter trading under a previously announced repurchase plan.  HickoryTech plans to fund the repurchase of its stock from cash flows from operations.

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

RECENT ACCOUNTING DEVELOPMENTS

HickoryTech adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill (net carrying value as of September 30, 2002 of $25,086,000) and FCC licenses (net carrying value as of September 30, 2002 of $75,635,000). HickoryTech tested these intangible assets for impairment at January 1, 2002 pursuant to the method prescribed by SFAS No. 142 and determined that these assets’ carrying values were not impaired.

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill and FCC licenses as if SFAS No. 142 had taken effect in 2001:

(Dollars in Thousands, except Per Share Amounts	For Three Months Ended		For Nine Months Ended
and shown Net of IncomeTax)	9/30/02	9/30/01	9/30/02	9/30/01

Reported Net Income	$2,094	$2,740	$5,986	$6,707
Goodwill Amortization		113		339
FCC License Amortization		258		779
Adjusted Net Income	$2,094	$3,111	$5,986	$7,825

Basic and Diluted Earnings Per Share:
Reported Net Income	$0.15	$0.20	$0.43	$0.48
Goodwill Amortization		0.01		0.03
FCC License Amortization		0.02		0.06
Adjusted Net Income	$0.15	$0.23	$0.43	$0.57

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” In June 2000, HickoryTech recorded an extraordinary loss of $233,000, net of income tax benefit of $158,000, as a result of an extinguishment of debt. Under SFAS No. 145, this extraordinary loss on debt extinguishment will be reclassified to operating expenses when HickoryTech adopts SFAS No. 145 in the first quarter of 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for, and HickoryTech will apply this new standard on, exit or disposal activities that are initiated after December 31, 2002.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter and nine months ended September 30, 2002, HickoryTech’s interest expense would have increased $183,000 for the three months ended September 30, 2002 and $597,000 for the nine months ended September 30, 2002. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt in even more aggressive timetables than it has already.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the date of this report, HickoryTech evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of HickoryTech’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports HickoryTech files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in HickoryTech’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities.
None

Item 3.	Default Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports of Form 8-K.

	(a)	Exhibits
	10	Change of Control Agreement dated July 1, 2002, between registrant and John E. Duffy

	(b)	No Reports on Form 8-K were filed during the third quarter 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 14, 2002	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer

CERTIFICATIONS

I, John E. Duffy, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of HickoryTech;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John E. Duffy
John E. Duffy
Chief Executive Officer

CERTIFICATIONS

I, David A. Christensen, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of HickoryTech;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David A. Christensen
David A. Christensen
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hickory Tech Corporation (HickoryTech) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John E. Duffy, Chief Executive Officer of HickoryTech, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)                        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HickoryTech.

/s/ John E. Duffy
John E. Duffy
Chief Executive Officer
November 14, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hickory Tech Corporation (HickoryTech) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David A. Christensen, Chief Financial Officer of HickoryTech, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)                        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HickoryTech.

/s/ David A. Christensen
David A. Christensen
Chief Financial Officer
November 14, 2002