Form 10-K
period 2002-12-31
HICKORY TECH CORP
filed 2003-03-06
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes  ☒   No  ☐.

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒         No  ☐

As of June 30, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $198,842,730 based on the last sale price of $15.00 on The Nasdaq National Market.

The total number of shares of the registrant’s common stock outstanding as of February 28, 2003:  14,003,335.

Documents Incorporated by Reference:  Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2003 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

GENERAL

Hickory Tech Corporation (HickoryTech) is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. From those roots, it has expanded into three business segments: Telecom Sector, Information Solutions Sector and Enterprise Solutions Sector. HickoryTech’s core business is its Telecom Sector.  The Telecom Sector consists of three businesses.  One of the Telecom Sector’s three businesses is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services commonly associated with ILECs. The second business of the Telecom Sector is competitive local exchange carrier (CLEC) services, which HickoryTech initiated in 1998, and its associated competitive businesses of long distance service and dial-up Internet access. This business leverages HickoryTech’s telecommunications expertise and expands service into areas served by other ILECs. The third business of the Telecom Sector provides wireless telecommunications services to customers in HickoryTech’s ILEC service territory in Minnesota and its surrounding area, including an area surrounding Minneapolis/St. Paul. In addition to the Telecom Sector, HickoryTech provides data processing services to the telecommunications industry (Information Solutions Sector) and provides telephone and data equipment sales and service as well as the sale, installation and ongoing service of voice over Internet Protocol equipment (Enterprise Solutions Sector).

The eight subsidiaries of HickoryTech and the business segments in which they operate are:

TELECOM SECTOR

•   Mankato Citizens Telephone Company (MCTC)

•   Mid-Communications, Inc. (Mid-Comm)

•   Heartland Telecommunications Company of Iowa, Inc. (Heartland)

•   Cable Network, Inc. (CNI)

•   Crystal Communications, Inc. (Crystal)

•   Minnesota Southern Wireless Company (MSWC)

INFORMATION SOLUTIONS SECTOR

•   National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

•   Collins Communications Systems Co. (Collins)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are repetitive and recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction and maintenance of telephone landline and wireless fixed assets, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of HickoryTech’s ILEC and CLEC central office switches and wireless switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are supplied by Nortel. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk.

HickoryTech makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on HickoryTech’s Internet website http://www.hickorytech.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

As of December 31, 2002, HickoryTech had 481 full-time equivalent employees.

ACQUISITIONS

On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash.  The PCS licenses acquired by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people.  The acquisition was a purchase of the licenses only.  There were no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs were undeveloped.  The operations of these PCS licenses are included in the Telecom Sector.  All FCC minimum buildout requirements have been met, thus securing the FCC licenses.

On October 9, 2000, HickoryTech acquired the dial-up Internet customer accounts of Internet Connections, a Mankato-based Internet service provider. Internet Connections had approximately 5,000 Internet customers in southern Minnesota. The operations of this Internet services business were immediately integrated into HickoryTech’s existing dial-up Internet business, which is part of the Telecom Sector.

DISPOSITIONS

On August 6, 2001, HickoryTech sold its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. for $6,500,000 in cash. The Amana operation, known as Amana Colonies Telephone Company (ACTC), served approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa.  HickoryTech recorded a pre-tax gain on the sale of $1,015,000 ($566,000 net of tax).  HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The operations of ACTC were included in the Telecom Sector.  For the years ended December 31, 2001 and 2000, ACTC generated revenues of $832,000 and $1,467,000, and generated an operating income (loss) of ($13,000) and $70,000, respectively.

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about HickoryTech’s industry segments is included on pages 16 to 23 and 43 of this Form 10-K.

INDUSTRY SEGMENTS

Beginning in 2002, HickoryTech has reported the business segments of Telephone, Communications Services and Wireless Services as a single segment referred to as the Telecom Sector versus individual business segments.  This new basis of segment reporting reflects the integration of HickoryTech’s management, sales, service and support functions in these three areas, as well as reflecting the level at which management now reviews and makes resource allocation and other management decisions regarding the operations of the company.  All segment information reported in 2001 and 2000 has been reclassified to conform to this new presentation.  The other two business segments are the Information Solutions and Enterprise Solutions Sectors and they continue to be reported as  previously.

TELECOM SECTOR

HickoryTech’s Telecom Sector (formerly identified as the individual Telephone Sector, Communications Services Sector and Wireless Services Sector) provides local exchange wireline and wireless telephone service, long distance, dial-up Internet access and owns and operates fiber optic cable facilities.  This sector includes three incumbent local exchange carriers (ILECs), MCTC, Mid-Comm and Heartland.  MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato.  The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

The Telecom Sector also includes Crystal, a competitive local exchange carrier (CLEC). Crystal provides local telephone service, long distance and dial-up Internet access on a competitive basis.  Crystal has customers in eight rural communities in Minnesota and six rural communities in Iowa that are not in HickoryTech’s ILEC service areas.

HickoryTech also owns and operates fiber optic cable facilities (CNI) in Minnesota, which are used to transport interexchange communications as a service to telephone industry customers.  HickoryTech’s Minnesota ILECs and its CLEC are the primary users of the fiber optic cable facilities.

The Telecom Sector also owns and operates a wireless telephone business in south central Minnesota.  The wireless telephone business consists of the “A-side” FCC wireless license to operate in Minnesota’s Rural Service Area (RSA) 10, the Minneapolis/St. Paul Metro A-2 wireless license and two digital personal communications services (PCS) licenses covering the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea.

The Telecom Sector included the operations of ACTC, which was sold on August 6, 2001. None of the remaining companies in the Telecom Sector experienced major changes in scope or direction of their operations during the past year.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers and the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and is managed and maintained by a common work force. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s telephone subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland.  CNI’s operations are not subject to regulation by the state regulatory authority.  Neither the Minnesota Public Utilities Commission nor the Iowa Utilities Board regulates the rate of return or profits of each of HickoryTech’s ILEC operations. However, the Minnesota Public Utilities Commission regulates the prices and service levels provided by MCTC and Mid-Comm because each company’s operations fall below the 50,000 customer line minimum level for rate regulation in Minnesota. In Iowa, Heartland’s operations are not rate regulated by the Iowa Utilities Board.  MCTC, Mid-Comm and Heartland are each required to file local service rates as tariffs with the applicable state public utilities commission. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota ILECs. Regardless of whether a particular rate is subject to regulatory review, the ability of HickoryTech and its subsidiaries to change rates will be determined by various factors, including economic and competitive circumstances.

As local exchange telephone companies, MCTC, Mid-Comm and Heartland provide end office switching and dedicated circuits to long distance interexchange carriers. These relationships allow HickoryTech’s telephone subscribers to place long distance telephone calls and gain access to the telephone network.  HickoryTech provides long distance access for all of the individual customers who select an alternative long distance carrier.  The long distance interexchange carriers are significant customers of HickoryTech, but no carrier represents more than ten percent of HickoryTech’s consolidated revenues.

Alternatives to HickoryTech service include customers leasing private line switched voice and data services in or adjacent to the territories served by HickoryTech, which permits the bypassing of local telephone switching facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services provided by other companies permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to HickoryTech’s long-term ability to provide local exchange service at economical rates.

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal city government overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 1,000 access lines or approximately 59% of that community’s telephone business from HickoryTech. The impact of this competition is reflected in HickoryTech’s 2002, 2001 and 2000 financial results and HickoryTech management does not believe there will be significant further impact from competition in Hawarden. HickoryTech constantly responds to competitive changes with active programs to market products and to engineer its infrastructure for higher customer satisfaction.

Competition also exists for some of the services provided to interexchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers.  Other services, such as directory advertising and wireless communications, are open to competition.  Competition is based primarily on service and experience.

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new competitive local exchange carrier (CLEC). Crystal offers local service, long distance and dial-up Internet access services on a competitive basis to customers in towns in southern Minnesota and Iowa, which are not served by HickoryTech’s Telecom Sector’s service area. These service offerings provide customers alternatives to the incumbent telephone carrier in various communities and are offered under the brand name HickoryTech wireline service. These services are currently being offered to customers in eight rural communities in Minnesota, as well as six rural communities in Iowa. Crystal’s primary strategy is to provide service by overbuilding with new telecommunications switching networks and telephone lines.  Crystal also provides the long distance service and dial-up Internet access services to HickoryTech’s subscribers in both ILEC and CLEC markets.

Crystal is not subject to regulation by the public utilities commissions in the states it serves regarding rates and services.  CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission in each state it serves. Crystal competes directly against existing ILECs in the areas in which Crystal operates.

Crystal is not dependent upon any single customer or small group of customers. No one customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

HickoryTech, through its subsidiary MSWC, owns and operates wireless telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, MSWC provides wireless service for Minnesota’s Rural Service Area (RSA) 10, under the brand name of HickoryTech Wireless. This business is in HickoryTech’s Telecom Sector.  This sector owns 100% of the  “A-side” FCC wireless license to operate in seven counties in south central Minnesota. The area overlaps and is larger than HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. This sector also owns the Minneapolis/St. Paul Metro A-2 (Metro A-2) wireless license, which was acquired on June 1, 1999. The Metro A-2 property surrounds the metropolitan Minneapolis/St. Paul area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 170,000. In addition, this sector also owns the PCS licenses for the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The two BTAs are located in 16 Minnesota counties and one Iowa county and provide service to an area with a population of approximately 493,000, some of which coincide with the previously mentioned wireless RSA 10 population of 230,000.

MSWC, which owns all four of the Company’s FCC wireless licenses, derives its principal revenues and income from providing wireless telephone service to the retail customers in seven counties in south central Minnesota and from wireless roaming traffic. MSWC also derives roaming revenue from the six counties surrounding the metropolitan Minneapolis/St. Paul Metro A-2 area and roaming revenues from the PCS service territory that is comprised of 17 counties.  MSWC directly competes against local wireless and PCS companies in southern Minnesota and in the Minneapolis/St. Paul area.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers, wireless companies, municipalities and utilities. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping, carrier access bills and general accounting and payroll services. NIBI, under the brand name HickoryTech Information Solutions, also provides certain billing clearinghouse functions for interexchange carriers.

There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed a new integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis. For external use, SuiteSolution can provide wireline or wireless carriers the individual benefits of a billing platform, or to integrated service providers, such as HickoryTech, a total system solution.  SuiteSolution was implemented in the Company’s CLEC businesses in 2002, and will be implemented in the wireless business in 2003.  Another significant service is the NIBI Carrier Access Billing System (CABS) provided to ILECs and CLECs.  CABS systems are important elements to all wireline carriers, and NIBI has recently developed a state of the art version for its internal use by HickoryTech operations.

ENTERPRISE SOLUTIONS SECTOR

HickoryTech’s Enterprise Solutions Sector provides telephone and data equipment sales and services as well as the sale, installation and service of voice over Internet Protocol business systems to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of telecommunication platforms such as Nortel on the voice side of the Enterprise Solutions’ business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Enterprise Solutions specializes in the quality custom installation and maintenance of wide area networking, local networking and transport solutions in telecommunications for end user customers.

Revenues are primarily earned by the sales, installation and service of business telephone systems. Enterprise Solutions continues its commitment to service and support its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No one customer in the Enterprise Solutions Sector accounts for ten percent or more of HickoryTech’s consolidated revenues.

There are companies competing in the equipment sales and service and voice over Internet Protocol communications products market in which Enterprise Solutions operates. Competition is based primarily on price and service. No one company is dominant in this field. Enterprise Solutions offers customer premises telephone and data equipment through well-trained and experienced market representatives with long-term customer relationships. The Enterprise Solutions Sector enjoys a very strong brand awareness and a reputation for quality service. Enterprise Solutions has built a strong base of solid customers with ongoing needs and Enterprise Solutions’ goal is to derive 60-70% of its recurring revenue from sales to its existing customer base.

OTHER REGULATION

HickoryTech does not anticipate any material effects on its earnings, capital expenditures or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

Since the mid-1980’s, HickoryTech’s business strategy has been to position itself as a “one-stop” telecommunications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ total communications needs. HickoryTech has several competitive advantages: its prices and costs are low; its service reputation is high; its investment in technology is strong and it has a direct billing relationship with almost all of the customers in its service territories; and it is uniquely positioned to offer all forms of telecommunications service from one source.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to HickoryTech that competition in this industry remains open on an equal basis to all providers. HickoryTech has chosen to participate in the competitive trend and enhance its growth by establishing its Crystal operations.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report, Management’s Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions.  Such forward-looking statements are subject to uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements.  Forward-looking statements include the information concerning our future financial performance, continuation of historical trends, business strategy, projected plans and objectives, future liquidity and capital resource needs, the effect of regulatory changes on the business, the effect of decisions by other telecommunications carriers, the economy in general, and the future of the communications industry and communications services.  These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include:

•                  increased competition in core business sectors which may decrease market share and or affect the pricing of the products and services offered;

•                  the continuation of historical trends;

•                  sufficient cash generation from current operations to fund future liquidity needs;

•                  the investment in technological innovations which may affect future capital resource needs;

•                  the effect of legal and both federal and state regulatory changes which may have an effect on business;

•                  the effect of decisions by other telecommunications carriers which may affect future operations and future capital resource needs;

•                  the economy in general or the future of the communications industry and communications services;

•                  changing market conditions which may affect growth rates within the industry;

•                  stock market volatility which may affect the stock price and the ability to fund the future expansion and operations through a public stock offering;

•                  the ability to secure financing for future expansion and operations;

•                  the ability to improve the operations with new technologies and efficiencies;

•                  the ability to retain key employees;

•                  other risks and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained in Exhibit 99, which is incorporated herein by reference.  You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

Item 2.    Properties.

HickoryTech’s business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment.  At December 31, 2002, HickoryTech’s gross property, plant and equipment of $247,375,000 consisted primarily of telephone switches, cable and network equipment. HickoryTech owns or leases the telephone property, plant and equipment which it utilizes to operate its telephone systems. The three ILEC subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech’s Telecom Sector owns the telephone network, including telephone outside plant, fiber-optic cable and central office equipment, over which they provide services to their customers. This sector also owns the switches and wireless/PCS radio equipment which provides its unique wireless network. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including both local and long distance service. The capacity for furnishing these services both currently and in the future is under ongoing review by HickoryTech’s engineering staff. Facilities are placed in full use after installation and appropriate testing under the guidance associated with multi-year capital expenditure plans.

HickoryTech’s principal property locations are the following:

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

(4)       Crystal leases office space in Mankato, Minnesota and West Des Moines, Iowa.

(5)       MSWC leases office space in Mankato, Minnesota for wireless switch equipment and administration. MSWC also leases and owns various wireless and PCS tower sites throughout southern Minnesota and the Minneapolis/St. Paul metropolitan area, and various retail stores and mall kiosks in its service territory.

(6)       NIBI owns a three-story building in Mankato, Minnesota containing approximately 17,000 square feet.

(7)       Collins (Enterprise Solutions Sector) leases building and warehouse space in Roseville, Minnesota.

Item 3.    Legal Proceedings.

There are no material pending legal or governmental proceedings directly involving HickoryTech or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters, incidental to the business of HickoryTech and its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2002 Annual Report on Form 10-K.

THIS PAGE INTENTIONALLY LEFT BLANK

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters.

The common stock of HickoryTech is traded on The Nasdaq National Market under the symbol “HTCO”.

The following table sets forth for the period indicated, the high and low closing sales price of the common stock.

		High	Low	End of Qtr.
2002	4th Quarter	$13.3400	$8.3900	$9.5300
	3rd Quarter	$16.0500	$11.2100	$13.2500
	2nd Quarter	$17.7990	$12.7500	$15.0000
	1st Quarter	$17.8500	$13.1400	$16.2700

2001	4th Quarter	$19.0000	$14.8000	$16.9500
	3rd Quarter	$18.4000	$14.5100	$16.3000
	2nd Quarter	$16.0000	$13.5000	$16.0000
	1st Quarter	$20.8125	$12.1875	$14.8750

As of February 28, 2003, there were approximately 3,193 holders of record of common stock, registered and in street name accounts.

HickoryTech has declared quarterly dividends on its common stock of $0.11 per share during the two years ended December 31, 2002. A quarterly cash dividend of $0.11 per share will be paid on March 5, 2003 to stockholders of record at the close of business on February 15, 2003.

Item 6.      Selected Financial Data.

(Dollars in Thousands, Except Per Share Amounts)

FOR THE YEAR:	2002	2001	2000	1999	1998
Operating Revenues(A)
Telecom Sector	$86,557	$84,019	$79,505	$70,245	$58,021
Information Solutions Sector	4,249	4,085	4,287	4,368	7,962
Enterprise Solutions Sector	15,781	20,374	18,511	22,576	28,721
Total Operating Revenues	$106,587	$108,478	$102,303	$97,189	$94,704

Net Income (Loss)	$(16,627)	$8,738	$7,705	$14,666	$13,526

PER SHARE:
Fully Diluted Earnings Per Share	$(1.19)	$0.62	$0.55	$1.06	$0.99
Dividends Per Share	$0.44	$0.44	$0.44	$0.44	$0.44

AT YEAR END:
Total Assets	$240,211	$283,292	$255,487	$214,804	$161,429
Shareholders’ Equity	$58,595	$80,765	$77,357	$74,476	$63,629
Total Debt, Long-Term and Current	$159,040	$170,901	$148,650	$111,361	$76,042
Debt Ratio(B)	73.1%	67.9%	65.8%	59.9%	54.4%

CUSTOMER DATA (year end):
ILEC Access Lines(C)	65,355	66,393	67,120	64,969	61,346
CLEC Access Lines(D)	13,984	11,573	8,283	3,704	344
Wireless Customers(E)	26,484	26,230	25,698	20,309	15,955
Internet Customers(F)	14,420	12,816	12,129	5,835	3,195
Long Distance Subscribers(G)	35,566	24,241	18,366	12,146	6,012

OTHER DATA:
Employees (year end)	481	502	552	502	479
Capital Expenditures	$16,674	$32,868	$39,662	$28,531	$12,190
Shares Outstanding (year end)	13,983,929	13,935,308	13,878,568	13,787,416	13,662,216
Share Price(H) (year end)	$9.53	$16.95	$20.50	$15.00	$12.63
Shareholders(I)	3,193	3,339	3,300	N/A	N/A

(A)              Acquisitions of Minnesota Southern Wireless Company in 1998 and Metro A-2 (Minneapolis/St. Paul area) wireless telephone business in 1999 and dispositions of HickoryTech’s subsidiaries, Digital Techniques, Inc. (DTI) in 1998 and Amana Colonies Telephone Company (ACTC) in 2001, have affected HickoryTech’s revenue trends.

(B)                Debt Ratio = Total Debt / (Total Debt + Ending Shareholders’ Equity).

(C)                ILEC Lines refer to the local exchange telephone access lines in the Telecom Sector. ILEC Lines include ISDN (High Speed Data)  and pay station lines of 2,406 in 2002, 2,196 in 2001, and 2,198 in 2000.

(D)               CLEC Lines refer to the competitive local exchange telephone access lines in the Telecom Sector.

(E)                 Wireless Customers refer to the wireless service subscribers in the Telecom Sector.

(F)                 Internet Customers are dial-up Internet accounts within the Telecom Sector, serving ILEC, CLEC or stand alone dial-up accounts in HickoryTech’s service area. 2000 includes 4,834 customers acquired from Internet Connections. This does not include DSL customers, which are not included in any of the listed customer counts.

(G)                Long Distance service accounts are provided in the Telecom Sector to ILEC and CLEC customers.

(H)               Price is the last day closing price for 2002 through 1999 and the last five-day closing price average for 1998.

(I)                    Number of Shareholders is approximate total of Company registrations and street name accounts. Data prior to 2000 is not available.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector.  In 1998, HickoryTech began its competitive local exchange carrier (CLEC), competing for the telephone dial tone, data and long distance calling business in other ILECs’ territories. CLEC is in HickoryTech’s Telecom Sector.  HickoryTech also began its wireless operations in 1998 by acquiring its first wholly-owned wireless service license, additional wireless service license in 1999 and the acquisition of two PCS licenses in 2001. These wireless operations, combined with ILEC and CLEC, form HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it has operated as a leading telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota.

THE COMPANY

The eight subsidiaries of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business segments in which they operate are:

TELECOM SECTOR

Mankato Citizens Telephone Company

Mid-Communications, Inc.

Heartland Telecommunications Company of Iowa, Inc.

Cable Network, Inc.

Crystal Communications, Inc.

Minnesota Southern Wireless Company

INFORMATION SOLUTIONS SECTOR

National Independent Billing, Inc.

ENTERPRISE SOLUTIONS SECTOR

Collins Communications Systems Co.

CONSOLIDATED RESULTS OF OPERATIONS

2002 Compared to 2001

•                          2002 consolidated operating revenues were $106,587,000, a $1,891,000 or 1.7% decrease relative to 2001. Excluding revenues of $832,000 in 2001 related to ACTC, which was sold in 2001, consolidated operating revenues decreased 1% relative to 2001.  Two main reasons for the lack of revenue growth in 2002 were the decline in roaming revenue in the Telecom Sector and a decline in equipment sales and service in the Enterprise Solutions Sector.

•                          In 2002 HickoryTech incurred a total of $41,951,000 of asset impairment charges.  The details of these charges include $41,635,000 of wireless license impairment and $316,000 of wireless DSL (WDSL) impairment.  At December 31, 2002, HickoryTech completed its annual goodwill and wireless FCC licenses impairment assessment, concluding that an impairment charge of $41,635,000 was required to reduce the carrying value of its FCC wireless licenses to $34,000,000.  HickoryTech believes this impairment of license carrying values, which was charged to operations in the fourth quarter of 2002, reflects the impact of declining roaming revenues, the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, increased price competition, and the protracted downturn in the telecommunications market.  At December 31, 2002 HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a WDSL operation that also entitled HickoryTech to receive a share of future revenues generated from the WDSL operations.  The asset impairment write-down was recorded because of the bankruptcy of the third-party network provider and

HickoryTech does not believe that the agreement will result in future cash flows from the revenue sharing agreement.  The $316,000 charge resulting from the write-down was recorded as a charge to operations in HickoryTech’s Telecom segment and is reported as “Asset Impairment” in the consolidated statement of income for the year ended December 31, 2002.  See “Sector Results of Operations - Telecom Sector - Impairment Charges” for discussion of these impairment charges.

•                          Bad Debt expense was $1,332,000 higher in 2002 compared to 2001, due in large part to bankruptcies of interexchange carriers in the telecommunications industry.

2001 Compared to 2000

•                          2001 consolidated operating revenues were $108,478,000, a $6,175,000 or 6.0% increase relative to 2000. Excluding revenues of $832,000 in 2001 and $1,467,000 in 2000 related to ACTC, which was sold in 2001, consolidated operating revenues in 2001 increased 6.7% over 2000.

•                          2001 consolidated net income of $8,738,000 represents a $1,033,000 or 13.4% increase relative to 2000. The 2001 net income includes a $566,000 after-tax gain from the sale of ACTC. The 2001 net income also includes a $53,000 after-tax gain from the sale of various property and investments. The 2000 net income includes a $161,000 after-tax gain related to final payment received from the 1998 sale of Digital Techniques, Inc. The 2000 net income also includes a $233,000 after-tax extraordinary loss related to the early extinguishment of debt and a $20,000 after-tax loss from the cumulative effect of a change in accounting principle. Without the effect of these gains and other one-time items in either year, consolidated net income would have increased 4.1% in 2001 relative to 2000.

OVERALL SUMMARY OF OPERATIONS

Years Ended December 31,	2002	2001	2000
	(Dollars in thousands)
Operating Income/(Loss)
Telecom Sector(A)	$(16,790)	$22,826	$22,903
Information Solutions Sector	(2,481)	408	706
Enterprise Solutions Sector	(12)	1,340	(308)
Corporate(A)	(1,657)	(533)	(773)
	(20,940)	24,041	22,528
Other Income	320	408	434
Gain on Sale of Assets	(183)	1,115	271
Interest Expense	(7,405)	(10,855)	(9,988)
Income Taxes	11,581	(5,971)	(5,287)
Extraordinary Item and Cumulative Effect(B)	—	—	(253)
Net Income/(Loss)	$(16,627)	$8,738	$7,705

Operating Income/(Loss)	$(20,940)	$24,041	$22,528
Depreciation and Amortization	17,789	16,626	14,083

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1)	$(3,151)	$40,667	$36,611

(A)             Includes the asset impairment charges of $41,951,000 in the Telecom Sector.

(B)               Includes extraordinary loss of $233,000 from early extinguishment of debt and $20,000 charge resulting from cumulative effect of an accounting change to adopt SAB No. 101.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations.  More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES - Consolidated operating revenues were $1,891,000 or 1.7% lower in 2002 compared to 2001 and $6,175,000 or 6.0% higher in 2001 compared to 2000.  The revenue decrease in 2002 was primarily attributable to a lower volume of business in the Enterprise Solutions Sector and a decline in wireless roaming revenue in the Telecom Sector. These decreases were partially offset by the increase in HickoryTech’s total customer base in its Telecom Sector, the impact of local rate increases by HickoryTech’s ILECs in the Telecom Sector, and the result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.  The increase in 2001 compared to 2000 was due to the impact of ILEC rate increases, an increase in the CLEC customer base, an increase in wireless service revenue and an increase in Enterprise Solution revenues.  These increases were partially offset by a decrease in roaming revenue.

COST OF SALES - Cost of sales is related to the Enterprise Solutions Sector and was $2,924,000 or 21.6% lower in 2002 compared to 2001 and $1,052,000 or 8.4% higher in 2001 compared to 2000.  The change in cost of sales for both years is primarily the result of the change in sales volume in the Enterprise Solutions Sector.  The gross profit margin in the Enterprise Solutions Sector was 32.6% and 33.4% and 31.4% for 2002, 2001, and 2000, respectively.

OPERATING EXPENSES (excluding Asset Impairment, Depreciation and Amortization) - Operating expenses excluding asset impairment, depreciation and amortization increased $2,900,000 or 5.3% in 2002 compared to 2001 and $1,067,000 or 2.0% in 2001 compared to 2000. Operating expenses in 2002 were higher partially due to increased bad debt expense of $1,332,000 in 2002 compared to 2001, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. Telecom Sector operating expenses were also higher due to increased customer counts.  The increase in 2001 compared to 2000 was due primarily to the costs associated with the growth in CLEC customers.

ASSET IMPAIRMENT – In 2002, HickoryTech incurred a total of $41,951,000 of impaired asset charges, primarily to wireless assets.  The details of these charges are described below.

In the fourth quarter of 2002, HickoryTech recognized an impairment charge based on annual assessment of its wireless assets.  The carrying book value of the FCC licenses as of December 31, 2002 was $75,635,000.  The calculated fair value of the FCC licenses was determined to be $34,000,000, resulting in an impairment charge of $41,635,000 in operating income in 2002.

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a WDSL operation that also entitled HickoryTech to receive a share of future revenues generated from the WDSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech does not believe that the agreement will result in future cash flows from the revenue sharing agreement.  The $316,000 charge resulting from the write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of income for the year ended December 31, 2002.

All impairment charges were recognized in the Telecom Sector.  See “Sector Results of Operations    Telecom Sector – Impairment Charges” for discussion of these impairment charges.

DEPRECIATION AND AMORTIZATION - Depreciation expense was $2,997,000 or 23.2% higher in 2002 compared to 2001 and $1,827,000 or 16.5% higher in 2001 compared to 2000.  The buildout of HickoryTech’s CLEC and fiber optic networks primarily accounts for the increase in depreciation expense. Amortization expense was $1,834,000 or 49.4% lower in 2002 compared to 2001 and $716,000 or 23.9% higher in 2001 compared to 2000.  If SFAS No. 142, which required the Company to cease amortization of goodwill and wireless licenses in 2002, had taken effect in 2001, amortization expense would have increased $686,000 or 57.6% in 2002 compared to 2001 and increased $716,000 or 150.7% in 2001 compared to 2000. The increase in amortization expense which would have been recorded in 2002 without the cessation of goodwill and license amortization was due to amortization of capitalized software development costs related to the Information Solutions Sector’s SuiteSolution billing software, which began in the third quarter of 2001.

OPERATING INCOME(LOSS) - Operating income was $44,981,000 or 187.1% lower in 2002 compared to 2001 and $1,513,000 or 6.7% higher in 2001 compared to 2000.  The decrease in operating income in 2002 primarily reflects the impact of $41,951,000 of impairment charges related to a reduction in the carrying value of wireless FCC license assets and a reduction in a WDSL investment.  All asset impairment write-downs were charged to the Telecom Sector. The remaining decrease of $3,030,000 in 2002 was due to the increase in operating expenses primarily due to bankruptcy losses from interexchange carrier customers, along with the increase in depreciation expense related to building out the infrastructure of the CLEC business in the Telecom Sector, the decrease in roaming revenues in the Telecom Sector, and the decrease in operating revenues for the Enterprise Solutions Sector resulting from fewer equipment installations. These impacts were partially offset by lower amortization expense due to the adoption of SFAS No. 142.  The increase in 2001 compared to 2000 was due primarily to rate increases in ILEC, increased demand for vertical services such as caller identification, call waiting and three-way calling, an increase in wireless service revenue and an increase in Enterprise Solutions’ sales volume.

INTEREST EXPENSE - Interest expense decreased $3,450,000 or 31.8% in 2002 compared to 2001 and increased $867,000 or 8.7% in 2001 compared to 2000.  The decrease in interest expense in 2002 was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 6.66% to 4.45% for the years 2001 and 2002, respectively, and a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $158,000,000 on December 31, 2002 and $170,000,000 on December 31, 2001.  Total debt outstanding was $159,000,000 on December 31, 2002 and $171,000,000 on December 31, 2001. The increase in interest expense in 2001 compared to 2000 was due to an increase in total debt outstanding, offset by a decrease in the weighted average interest rate from 8.17% in 2000 to 6.66% in 2001.

NET INCOME(LOSS) - Consolidated net income was $25,365,000 or 290.3% lower in 2002 compared to 2001 and $1,033,000 or 13.4% higher in 2001 compared to 2000.  $24,751,000 of the decrease in 2002 is the result of the impairment charge of $41,951,000 net of a related tax benefit of $17,200,000 resulting from the asset impairment write-down in the Telecom Sector. The primary reasons for the remaining decrease in 2002 were the decrease in operating revenues in the Enterprise Solutions Sector, the decrease in roaming revenues in the Telecom Sector, the increase in depreciation expense due to the build out of the CLEC infrastructure and the additional bad debt expense recorded in 2002.   The increase in 2001 compared to 2000 was due to the impact of ILEC rate increases, an increase in the CLEC customer base, an increase in wireless service revenue and an increase in Enterprise Solutions’ revenues.  These increases were partially offset by a decrease in roaming revenue and an increase in costs associated with the growth in the CLEC customers.

SECTOR RESULTS OF OPERATIONS

TELECOM SECTOR

(Dollars in Thousands)	2002	2001	2000

Revenues Before Intersegment Eliminations
ILEC
Local Service	$15,137	$14,498	$13,135
Network Access	32,377	31,442	30,897
Intersegment	274	274	274
Other	9,016	9,227	8,630
Total ILEC	56,804	55,441	52,936

CLEC
Local Service	3,063	2,287	1,450
Other	3,934	2,048	1,125
Total CLEC	6,997	4,335	2,575

Long Distance	4,018	3,796	3,411

Internet	3,563	3,066	1,958

Wireless
Service	9,880	10,531	8,818
Home Roaming	942	740	586
Roaming	4,627	6,384	9,495
Total Wireless	15,449	17,655	18,899
Total Telecom Revenues	$86,831	$84,293	$79,779

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$86,557	$84,019	$79,505
Intersegment	274	274	274
	86,831	84,293	79,779

Operating Expenses, excluding Asset Impairment, Depreciation and Amortization	46,764	46,568	43,652
Asset Impairment	41,951	—	—
Depreciation and Amortization	14,906	14,899	13,224
Operating Income/(Loss)	$(16,790)	$22,826	$22,903

Net Income/(Loss)	$(9,888)	$13,069	$13,286

Operating Income/(Loss)	$(16,790)	$22,826	$22,903
Depreciation and Amortization	14,906	14,899	13,224
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1)	$(1,884)	$37,725	$36,127

Capital Expenditures	$13,893	$31,132	$39,206

ILEC Access Lines	65,355	66,393	67,120

CLEC Access Lines
Overbuild	7,796	5,521	1,819
UNE	1,343	1,263	1,757
TSR	4,845	4,789	4,707
Total	13,984	11,573	8,283

Long Distance Customers	35,566	24,241	18,366

Internet Customers	14,420	12,816	12,129

Wireless Customers	26,484	26,230	25,698

Total Telecom Customers	155,809	141,253	131,596

Revenues:

Telecom Sector operating revenues before intersegment eliminations increased $2,538,000 or 3.0% in 2002 compared to 2001, and $4,514,000 or 5.7% in 2001 compared to 2000.  Amana Colonies Telephone Company (ACTC), which was sold on August 6, 2001, contributed $832,000 and $1,467,000 of revenues to this sector during 2001 and 2000, respectively. Local service rates were increased in HickoryTech’s Iowa ILEC in May 2001 and in the Minnesota ILECs in December 2001, which contributed $942,000 of incremental revenue for 2002. Without the local service rate increases and excluding the revenues from ACTC, Telecom revenues would have increased $2,428,000 or 2.9% in 2002 compared to 2001.  The increase in 2001 compared to 2000 was primarily due to growth in CLEC, increased ILEC local service and access, and increased wireless service revenue, partially offset by a decrease in roaming revenue.

ILEC local service revenue increased by $639,000 or 4.4% in 2002 compared to 2001, and $1,363,000 or 10.4% in 2001 compared to 2000. ACTC contributed $159,000 to local service revenue in 2001. Without the local service rate increase and excluding the revenues from ACTC, local service revenue would have decreased $144,000 or 1% in 2002. The decrease in local service revenue in the 2002 was due to a 1,038 or 1.6% decline in ILEC access lines and credits given to Centrex customers based on trunk equivalency for the subscriber line charge, which was increased in January 2002. The trunk equivalency credits were offset by increased demand for local private lines and higher revenue from vertical services such as caller identification, call waiting and three-way calling in 2002.  The increase in 2001 compared to 2000 was primarily due to the increased demand for local private line and higher penetration of vertical services such as caller identification, call waiting and three-way calling.

ILEC network access revenue increased $935,000 or 3% in 2002 and $545,000 or 1.8% in 2001. ACTC contributed $592,000 to network access revenue in 2001.  Excluding the revenue from ACTC, network access revenue would have increased $1,527,000 or 4.9% in 2002 compared to 2001. The increase in network access revenue was driven by higher demand for dedicated lines and high-speed circuits in 2002 and 2001.  This was partially offset by a decrease in access minutes in 2002 compared to 2001.  In 2001, the negative effects of network switched access pricing, a common industry trend, began to erode access revenue.

CLEC local service revenue increased $776,000 or 33.9% in 2002 compared to 2001, and $837,000 or 57.7% in 2001 compared to 2000. CLEC access lines grew 2,411 or 20.8% in 2002 and 3,290 or 39.7% in 2001, which was the primary reason for the increase in local service revenue in 2002 and 2001.

Other CLEC revenue increased $1,886,000 or 92.1% in 2002 compared to 2001, and $923,000 or 82% in 2001 compared to 2000. Other revenue included network access and high-speed data revenues, which generally grew along with the increase in access lines in 2002 and 2001.  Also included in other revenue was the revenue recorded from CLEC’s offering of digital TV service, which was initiated in May 2001 and has 803 customers as of December 31, 2002, compared to 460 customers as of December 31, 2001.  This growth in digital TV resulted in increased revenues of $160,000 in 2002 compared to 2001 and $72,000 in 2001 compared to 2000. Another reason for the increase in other revenue in 2002 was the additional $761,000 of revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.

Long distance revenue increased $222,000 or 5.8% in 2002 compared to 2001, and $385,000 or 11.3% in 2001 compared to 2000. This sector experienced an 11,325 or 46.7% increase in its long distance customer base in 2002, and a 5,875 or 32% increase in 2001.  Although the customer base is increasing, revenue per customer is decreasing.  The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services.

Internet revenue increased $497,000 or 16.2% in 2002 compared to 2001 and $1,108,000 or 56.6% in 2001 compared to 2000. The increase in revenue was caused primarily by an increase in Internet customers of 1,604 or 12.5% in 2002 and an increase of 687 or 5.7% in 2001.  In addition to the increase in customers, Internet revenue increased due to a migration of Internet customers from low-price introductory rate plans to mid-range full-service Internet packages.

Wireless service revenue decreased $651,000 or 6.2% in 2002 compared to 2001 and increased $1,713,000 or 19.4% in 2001 compared to 2000. Wireless customer counts increased 254 or 1% in 2002 compared to 2001 and increased 532 or 2.1% in 2001 compared to 2000.  The decrease in service revenue in 2002 was due to a decline in the average revenue per subscriber. HickoryTech began marketing new wireless service plans during 2002 which offered customers less expensive options, as well as options for unlimited airtime.

Wireless roaming revenue decreased $1,757,000 or 27.5% in 2002 compared to 2001 and $3,111,000 or 32.8% in 2001 compared to 2000. Roaming minutes from other wireless carriers’ customers traveling into HickoryTech’s wireless service territory have declined from historical levels, particularly due to technological changes among other wireless providers, which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. In addition, other PCS wireless carriers have continued to build-out PCS licenses to carry their own customers’ traffic rather than pay roaming to HickoryTech.  Management expects roaming revenues to continue to decline in the future, primarily due to continuing technological changes in the industry.

Operating Expenses, excluding Asset Impairment, Depreciation and Amortization:

Operating expenses excluding asset impairment, depreciation and amortization increased  $196,000 or .4% in 2002 compared to 2001 and $2,916,000 or 6.7% in 2001 compared to 2000. ACTC contributed $656,000 of operating expenses to this sector in 2001. Excluding the operating expenses from ACTC, Telecom operating expenses would have increased $852,000 or 1.9% in 2002 compared to 2001. One reason for the increase in operating expenses was $1,272,000 of additional bad debt expense recorded in 2002, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. The increases in operating expenses noted in 2002 were partially offset by improved efficiencies achieved in the design and operation of HickoryTech’s network as it pertains to its CLEC and Internet operations. In addition, management actions aimed at reducing operating costs, which began in 2001, and the combination of certain operating functions aided in reducing operating expenses for this sector in 2002. HickoryTech has also implemented specific cost reduction initiatives such as using its PCS network to reduce roaming expense for its wireless product, closely auditing the interconnection fees paid to other carriers for its CLEC product and reducing the plant installation and engineering costs of its Network Design and Operations Division.  The increase in 2001 compared to 2000 was due primarily to the costs associated with the growth in CLEC customers.

Asset Impairment Charges:

Effective January 1, 2002, HickoryTech adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, HickoryTech is no longer amortizing acquired goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is used to identify a screen for potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of this standard, HickoryTech completed a transitional impairment test for its acquired goodwill, determining fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded.

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consist of customer lists and wireless FCC licenses (FCC licenses). HickoryTech’s FCC licenses have terms of ten years, but are renewable.  The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech is no longer amortizing FCC licenses as they are deemed to be intangible assets that have indefinite lives.  Prospectively, HickoryTech will continue to periodically reevaluate its determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of this standard, HickoryTech completed a transitional impairment test for FCC licenses, calculating fair value using primarily a discounted cash flow model and corroborating marketplace transactions, and determined that there was no impairment to be recorded. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business within the telecom segment. HickoryTech also re-assessed the useful life of its other intangible assets and concluded that the existing lives of up to eight years should be continued.

On a prospective basis, HickoryTech is required to test both acquired goodwill and FCC licenses for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter, HickoryTech completed its annual impairment tests for both acquired goodwill and FCC licenses.  Such testing resulted in no impairment charge to goodwill as the determined fair value was again sufficient to pass the first step impairment test. The first annual reassessment of HickoryTech’s FCC licenses, however, resulted in a total pre-tax impairment charge of $41,635,000 in the fourth quarter of 2002. These impairments are reported as an “Asset Impairment” in HickoryTech’s consolidated statement of income for the year ended December 31, 2002. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to declining roaming revenues, the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, increasing price competition, and the protracted downturn in the telecommunications market.  The charges are reported as an “Asset Impairment” in HickoryTech’s consolidated statement of income for the year ended December 31, 2002.

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a WDSL operation that also entitled HickoryTech to receive a share of future revenues generated from the WDSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech’s belief that the revenue sharing agreement will not result in future cash flows. The $316,000 charge resulting from the write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of income for the year ended December 31, 2002.

Total asset impairment charges for the Telecom Sector include the $41,635,000 for wireless licenses, and $316,000 for WDSL, or $41,951,000 in total.

Depreciation and Amortization:

Depreciation and amortization increased $7,000 or 0.1% in 2002 compared to 2001 and $1,675,000 or 12.7% in 2001 compared to 2000.  The buildout of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense.  Depreciation expense increased $817,000 or 10.1% in 2002 compared to 2001, and $544,000 or 7.2% in 2001 compared to 2000, for the networks associated with its ILEC product.  Depreciation expense increased $1,456,000 or 79.3% in 2002 compared to 2001, and $1,160,000 or 171.8% in 2001 compared to 2000, for the networks associated with its CLEC product. Amortization expense decreased $2,430,000 or 86.5% in 2002 compared to 2001, and increased $145,000 or 5.4% in 2001 compared to 2000. If SFAS No. 142, which required the Company to cease amortization of goodwill and wireless FCC licenses, had taken effect in 2001, amortization expense would have decreased $21,000 or 5.2% in 2002 compared to 2001, and increased $145,000 or 56.4% in 2001 compared to 2000.

Operating and Net Income/(Loss):

Operating income decreased $39,616,000 or 173.6% in 2002 compared to 2001, and decreased $77,000 or .3% in 2001 compared to 2000.  Net income decreased $22,957,000 or 175.7% in 2002 compared to 2001, and decreased $217,000 or 1.6% in 2001 compared to 2000. The decreases in operating and net income in 2002 resulted primarily from the $41,951,000 asset impairment write-down of assets.  The asset impairment write-downs included $41,635,000 for FCC licenses and $316,000 for the WDSL investment.  These asset impairment write-downs were partially offset by a decrease in amortization expense and increases in revenues described above, while operating income and net income remained comparable to each other in 2001 compared to 2000.  If the discontinuance of goodwill and FCC license amortization pursuant to SFAS No. 142 had taken effect in 2001, operating income would have decreased $42,024,000 or 166.5% in 2002 compared to 2001, and decreased $78,000 or 0.3% in 2001 compared to 2000.  If the discontinuance of goodwill and FCC license amortization pursuant to SFAS No. 142 had taken effect in 2001, net income would have decreased $24,378,000 or 168.2% in 2002 compared to 2001, and decreased $217,000 or 1.5%, in 2001 compared to 2000.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)(1):

Earnings before Interest, Taxes, Depreciation and Amortization(1) decreased  $39,609,000 or 105% in 2002 compared to 2001, and increased $1,598,000 or 4.4% in 2001 compared to 2000.  EBITDA(1) in 2002 included the $41,951,000 asset impairment charges described above.  EBITDA(1) margins for this sector were (2.2%), 44.8% and 45.3% in 2002, 2001 and 2000, respectively. The EBITDA(1) margin in 2002 was affected by the $41,951,000 asset impairment charges described above.  The EBITDA(1) and EBITDA(1) margin in 2002 compared to 2001 without regard to the $41,951,000 asset impairment charges would have increased primarily due to the increase in revenues.  The increase in EBITDA(1) and EBITDA(1) margin in 2001 compared to 2000 was primarily due to the increases in revenues, partially offset by the increases in operating expenses.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

(Dollars in Thousands)	2002	2001	2000
Revenues Before Eliminations
Unaffiliated Customers	$4,249	$4,085	$4,287
Intersegment	3,962	5,022	4,668
	8,211	9,107	8,955
Operating Expenses, excluding Depr. and Amort.	8,289	7,570	7,869
Depreciation and Amortization	2,403	1,129	380

Operating Income/(Loss)	$(2,481)	$408	$706

Net Income/(Loss)	$(1,655)	$128	$427

Operating Income/(Loss)	$(2,481)	$408	$706
Depreciation and Amortization	2,403	1,129	380
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1)	$(78)	$1,537	$1,086

Capital Expenditures	$2,472	$1,347	$123

Revenues:

Operating revenues from unaffiliated customers increased $164,000 or 4% in 2002 compared to 2001, and decreased $202,000 or 4.7% in 2001 compared to 2000.  The increase in operating revenues in 2002 was due to the impact of new customer relationships for monthly batch processing services, as well as the implementation of the predecessor to SuiteSolution, called WRITE2K, by a new customer.  The decrease in 2001 compared to 2000 was primarily the result of lower processing volumes.

Operating Expenses, excluding Depreciation and Amortization:

Operating expenses excluding depreciation and amortization increased $719,000 or 9.5% in 2002 compared to 2001, and decreased $299,000 or 3.8% in 2001 compared to 2000. This sector capitalized internal development costs associated with SuiteSolution during 2001. The capitalization of these costs ended during the third quarter of 2001 as the development of SuiteSolution had reached the point where the product was available for release to customers. Because development costs are no longer being capitalized for SuiteSolution, operating expenses for this sector were higher in 2002 compared to 2001 and higher in 2001 compared to 2000 as development personnel were deployed on routine operating and implementation duties.

Depreciation and Amortization:

Depreciation and amortization increased $1,274,000 or 112.8% in 2002 compared to 2001, and $749,000 or 197.1% in 2001 compared to 2000. Depreciation expense in 2002 was $517,000 higher compared to 2001. Depreciation expense in 2001 was $286,000 higher compared to 2000. The increase was due to depreciation expense recorded on capitalized leases for new computer equipment and depreciation expense recorded on other capital expenditures related to equipment acquired in support of the development and implementation of SuiteSolution. Amortization expense in 2002 was $757,000 higher than 2001. Amortization expense in 2001 was $463,000 higher than 2000. The increase was due to the amortization of capitalized SuiteSolution development costs, which began in the third quarter of 2001.

Operating and Net Income/(Loss):

Operating income decreased $2,889,000 or 708.1% in 2002 compared to 2001, and $298,000 or 42.2% in 2001 compared to 2000.  Net income decreased $1,783,000 or 1393% in 2002 compared to 2001, and $299,000 or 70% in 2001 compared to 2000. The decrease in operating income and net income was primarily attributable to the decrease in operating revenues and the increase in operating expenses, including depreciation and amortization.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)(1):

Earnings before Interest, Taxes, Depreciation and Amortization(1) decreased $1,615,000 or 105.1% in 2002 compared to 2001, and increased $451,000 or 41.5% in 2001 compared to 2000. The EBITDA(1) margin for this sector was (0.9%) in 2002, compared to 16.9% in 2001. The decrease in EBITDA(1) and the EBITDA(1) margin was primarily due to decreased operating revenues and increased operating expenses.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

(Dollars in Thousands)	2002	2001	2000
Revenues Before Intersegment Eliminations
Installation	$7,970	$11,227	$8,688
Service	7,811	9,147	9,823
	15,781	20,374	18,511
Cost of Sales	10,638	13,562	12,701
Operating Expenses, excluding Depr. and Amort.	4,892	5,113	5,781
Depreciation and Amortization	263	359	337
	15,793	19,034	18,819

Operating Income/(Loss)	$(12)	$1,340	$(308)

Net Income/(Loss)	$(41)	$748	$(250)

Operating Income/(Loss)	$(12)	$1,340	$(308)
Depreciation and Amortization	263	359	337
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1)	$251	$1,699	$29

Capital Expenditures	$95	$213	$157

Revenues:

Operating revenues decreased $4,593,000 or 22.5% in 2002 compared to 2001, and increased $1,863,000 or 10.1% in 2001 compared to 2000. Sales volumes in 2002 are down in this sector compared to 2001. Installation revenue was $3,257,000 or 29% lower in 2002 compared to 2001 and $2,539,000 or 29.2% higher in 2001 compared to 2000. The decrease in installation revenue in 2002 compared to 2001 was primarily a result of a decrease in sales and installations of PBX and small business systems of $1,313,000 or 21.4% and a decrease in sales of data network equipment of $1,585,000 or 35%. Service revenue was $1,336,000 or 14.6% lower in 2002 compared to 2001 and $676,000 or 6.9% lower in 2001 compared to 2000. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction occurred in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e. voice vs. data protocol) in the communications products, which this sector provides.  Management is uncertain when customer demand for these products and services may return to historical levels. HickoryTech is installing a significant voice over Internet Protocol network in the corporate offices of a large specialty retailer, which added significant installation revenues during 2002.  This contract represents what is expected to be the largest single-campus telecommunication deployment in the United States this year and has added significant revenues to the Enterprise Solutions Sector in 2002. As of December 31, 2002, this installation was virtually complete.

Cost of Sales:

Cost of sales decreased $2,924,000 or 21.6% in 2002 compared to 2001, and increased $861,000 or 6.8% in 2001 compared to 2000.  Gross profit margin for this sector in 2002, 2001 and 2000 was 32.6%, 33.4% and 31.4%, respectively.  The decrease in cost of sales was in line with the decrease in operating revenues in this sector as is evident in the relatively consistent margins.

Operating Expenses, excluding Depreciation and Amortization:

Operating expenses excluding depreciation and amortization decreased $221,000 or 4.3% in 2002 compared to 2001, and $668,000 or 11.6% in 2001 compared to 2000.  This sector reduced its operating expenses through cost reduction measures including workforce reductions.

Depreciation and Amortization:

Depreciation and amortization decreased $96,000 or 26.7% in 2002 compared to 2001, and increased only $22,000 or 6.5% in 2001 compared to 2000.  This decrease in 2002 was primarily due to the implementation of SFAS No. 142 effective January 1, 2002, which required HickoryTech to discontinue amortization of goodwill.

Operating and Net Income/(Loss):

Operating loss was $12,000 in 2002 compared to operating income of $1,340,000 in 2001, and an operating loss of $308,000 in 2000. Net loss in 2002 was $41,000 compared to net income of $748,000 in 2001 and a net loss of $250,000 in 2000.  The losses generated in 2002 as compared to income in 2001 resulted primarily from the changes in operating revenues described above.  If SFAS No.142 had taken effect in 2001, operating income would have decreased $1,464,000 or 100.8% in 2002 compared to 2001, and increased $1,648,000 or 840.8% in 2001 compared to 2000.  If SFAS No. 142 had taken effect in 2001, net income would have decreased $855,000 or 105% in 2002 compared to 2001, and increased $998,000 or 542.4% in 2001 compared to 2000.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA):

Earnings before Interest, Taxes, Depreciation and Amortization(1) decreased $1,448,000 or 85.2% in 2002 compared to 2001, and increased $1,670,000 or 5758.6% in 2001 compared to 2000. The EBITDA(1) margin for this sector was 1.6% in 2002 compared to 8.3% in 2001.  The changes in EBITDA(1) and the EBITDA(1) margin were primarily due to the decrease in operating revenues.

TOTAL COSTS AND EXPENSES

Total consolidated costs and expenses after eliminations increased $43,090,000 or 51.0% in 2002 compared to 2001 and $4,662,000 or 5.8% in 2001 compared to 2000.  Asset impairment write-downs totaling $41,951,000 in the Telecom Sector are included in Total Costs and Expenses for 2002. FCC licenses had asset impairments of $41,635,000, and a WDSL investment had a $316,000 asset impairment write-down.  Depreciation and amortization increased $1,163,000 or 7.0% in 2002 compared to 2001 and $2,543,000 or 18.1% in 2001 compared to 2000 due primarily to the higher pace of capital investment in Crystal, and the amortization of capitalized SuiteSolution software development costs.  These increases were partially offset by the decrease in wireless license and goodwill amortization as a result of the adoption of SFAS No. 142 in 2002.  Cost of goods sold decreased $2,924,000 or 21.6% in 2002 compared to 2001 and increased $1,052,000 or 8.4% in 2001 compared to 2000, due to sales volume changes at Enterprise Solutions.  Operating expenses (excluding asset impairment, depreciation and amortization) increased $2,900,000 or 5.3% in 2002 compared to 2001 and $1,067,000 or 2.0% in 2001 compared to 2000.  The causes of the net increases are explained in the sector discussions above, although the primary cause of the overall increase was the growth of Crystal.  Crystal’s growth in costs includes the hiring of staff and marketing expenses prior to revenue streams and paying interconnection fees to incumbent carriers for transferring customers to the CLEC telephone network.

INTEREST EXPENSE

Interest expense decreased by $3,450,000 in 2002 compared to 2001 and increased $867,000 in 2001 compared to 2000. The decrease in interest expense in 2002 was due to the decrease in total outstanding debt from $171 million at December 31, 2001 to $159 million at December 31, 2002, as well as a decrease in the annual weighted average interest rate from 6.66% in 2001 to 4.45% in 2002.  The increase in interest expense in 2001 was due to the increase in total debt outstanding from $149 million at December 31, 2000 to $171 million at December 31, 2001, partially offset by a decrease in the annual weighted average interest rate from 8.17% in 2000 to 6.66% in 2001.  The debt level increased in 2001 to fund internal growth and to fund the PCS acquisition.

GAIN/LOSS ON SALE OF ASSETS

The 2002 loss on sale of assets relates primarily to various CLEC assets.  The 2001 gain on sale of assets includes $1,015,000 from the sale of ACTC and $100,000 from the sale of various other assets. HickoryTech received proceeds of $6.5 million on the sale of ACTC. The 2000 gain on sale of assets of $271,000 is related to a final contingent payment received from the 1998 sale of DTI.

INCOME TAXES

The effective tax rate in 2002 was (41.1%), versus 40.6% in 2001 and 39.9% in 2000. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  Management believes that the application of the following accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  Senior management has discussed the development and selection of accounting estimates and the related MD&A disclosure with the Audit Committee.  For a summary of all HickoryTech’s accounting policies, see Note 1 of the Consolidated Financial Statements.

Revenue Recognition – Revenues are recognized when services are rendered or products are delivered to customers. Revenues in the Telecom Sector are earned from monthly billings to customers for telephone (wireline or wireless) service. ILEC revenues are also derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. The companies that take part in these pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools.  However, to the extent that companies participating in these pools make adjustments, there will be adjustments to recorded revenues in future periods.

Revenue in the Enterprise Solutions Sector earned on major installation and change contracts is recognized using the percentage of completion method, which relies on measuring actual contract completion versus estimates of total expected contract revenue and costs. The percentage of completion method is used since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Allowance for Doubtful Accounts – HickoryTech’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. HickoryTech evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. HickoryTech also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, HickoryTech’s estimates of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Inventories – Similar to its allowance for doubtful accounts, HickoryTech makes estimates related to the valuation of inventory. HickoryTech adjusts its inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market conditions change, if inventory valuations are lower, additional inventory write-downs may be required at the time that the facts that give rise to the lower value become known.

Intangible Assets – HickoryTech amortizes its intangible assets over their estimated useful lives. The intangible assets and their estimated useful lives were as follows: customer lists – 5-8 years, and other intangibles – 5-8 years. Prior to adoption of SFAS No. 142, HickoryTech amortized goodwill over 40 years and FCC licenses over 37-40 years.

Effective January 1, 2002, HickoryTech adopted SFAS No. 142 which required the company to cease amortization of goodwill and FCC licenses.  Instead, these assets were subject to an impairment test upon adoption on January 1, 2002.  Goodwill and FCC licenses are also subject to an annual impairment test.  The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of their reporting units by application of a discounted cash flow analysis.  The FCC license impairment test consists of one step, comparing the aggregate book carrying value of the FCC licenses to their aggregate estimated fair value.  The Company makes a determination of FCC license fair values using methodologies that include analyzing market comparable transactions and applying discounted cash flow analyses specific to the FCC licenses.  Management makes estimates that are included in their discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill and/or FCC licenses are necessary.

Deferred Taxes – As part of the process of preparing our consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.  The Company has established a $470,000 valuation allowance due to uncertainty about realization of benefits associated with net operating losses generated in the state of Iowa.  Other than the uncertainty about realization of this net operating loss carryforward, HickoryTech expects to be able to utilize all of its deferred tax assets.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

DIVIDENDS

HickoryTech paid dividends of $6,170,000, or $0.44 per share, in 2002. The dividend per share rate was the same as in 2001 and 2000. HickoryTech expects paying at the existing level of dividends in 2003, which is not expected to negatively impact the liquidity of HickoryTech.

CAPITAL STRUCTURE – The total long-term capital structure (long-term obligations plus shareholders’ equity) for HickoryTech was $216,194,000 at December 31, 2002, reflecting 27.1% equity and 72.9% debt.  This compares to a capital structure of $250,424,000 at December 31, 2001, reflecting 32.3% equity and 67.7% debt.  Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS – Cash flows from operations continue to be a steady source of funds for HickoryTech, primarily coming from the Telecom Sector. Cash provided from operations was $34,667,000 in 2002, $25,135,000 in 2001, and $22,908,000 in 2000. Cash flows from operations in 2002 were primarily attributable to net loss offset by non-cash expenses, including depreciation, amortization and the $41,951,000 asset impairment charges, which were primarily offset by a decrease in deferred income taxes.  Cash flows from operations in 2001 were primarily attributable to net income plus non-cash expenses, including depreciation, amortization and an increase in deferred tax liabilities, partially offset by increases in income taxes receivable, increases in costs in excess of billings on contracts in the Enterprise Solutions Sector and decreases in accounts payable relating to timing of payments and decreases in billings in excess of costs on contract in the Enterprise Solutions Sector. Cash flows from operations in 2000 were primarily attributable to net income offset by non-cash expenses, including depreciation and amortization, partially offset by increases in inventory in the Telephone Sector and decreases in accounts payable relating to timing of payments.

Cash used in investing activities was $16,331,000 in 2002, $39,979,000 in 2001, and $51,238,000 in 2000. Capital expenditures relating to ongoing businesses were $16,674,000 in 2002, $32,868,000 in 2001, and $39,662,000 in 2000. Capital expenditures were incurred to construct additional network facilities to provide CLEC services and buildout fiber optic and wireless networks.  HickoryTech expects capital expenditures in 2003 to be at similar levels to those made in 2002.  Cash used in investing activities also included  $2,717,000 in 2001, and $1,450,000 in 2000 for capitalized software development costs associated with SuiteSolution in the Information Solutions Sector. Cash used in investing activities included $11,386,000 in 2001 for the acquisition of PCS licenses (including direct acquisition costs).  Proceeds from sale of assets also provided $6,992,000 in 2001 related primarily to the sale of ACTC. In 2000, cash used in investing activities included a $10,000,000 investment in Rural Telephone Finance Cooperative (RTFC) which was required as part of HickoryTech’s new revolving credit facility entered into in September 2000 with a syndicate which included RTFC and other banks.

Cash used in financing activities was $18,470,000 in 2002, while cash provided by financing activities were $15,662,000 in 2001, and $26,812,000 in 2000.  In 2002, cash was used primarily to repay $12,000,000 of borrowings, to repurchase common stock for $1,072,000 and to pay dividends of $6,170,000.  In 2001 and 2000, HickoryTech borrowed approximately $21,000,000 and $37,000,000 under its credit facilities, respectively, and paid cash dividends of  $6,117,000, and $6,085,000, respectively.  In November 2002, HickoryTech resumed repurchasing its stock in over-the-counter trading under a previously announced repurchase plan.  HickoryTech funds the repurchase of its stock from cash flows from operations.  During 2002, HickoryTech repurchased 105,700 common shares for $1,072,000.

WORKING CAPITAL – Working capital was $13,073,000 as of December 31, 2002, compared to working capital of $13,737,000 as of December 31, 2001.  The ratio of current assets to current liabilities was 1.9 to 1.0 as of December 31, 2002 and 2.0 to 1.0 as of December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

LONG-TERM OBLIGATIONS – HickoryTech’s long-term obligations as of December 31, 2002, were $157,599,000, excluding current maturities of $1,441,000.  As of December 31, 2002, HickoryTech had a $183,000,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit component and a $58,000,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, $23,000,000 of principal payments per quarter for the first two quarters in 2009 and $6,000,000 in the third quarter of 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates.  The weighted average interest rate was 4.32% at December 31, 2002 and 5.30% at December 31, 2001.  HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms.  The longest fixed interest term, on $40,000,000 of the debt, is fixed until June 2003.  As of December 31, 2002, HickoryTech had drawn $158,000,000 on this credit facility and had $25,000,000 of available credit.  In April 2002, HickoryTech reduced its revolving credit facility by $40,000,000 to its current level as of December 31, 2002.  Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements.  This sector recorded additions to property, plant and equipment of $618,000 and $1,041,000 in 2002 and 2001, respectively, related to these capital lease arrangements.

In 2001, HickoryTech’s acquisition of PCS licenses was funded with debt, using its revolving credit facility.

HickoryTech continually monitors the interest rates on its bank loans.    A consistent level of interest expense is likely to occur in 2003 because of the more limited use of the revolving credit facility for capital expenditures and potentially consistent weighted average interest rate for the year 2003.  Based on HickoryTech’s banking relationships, HickoryTech continues to have access to multiple forms of financing based upon its 2002 current ratio (1.9 to 1.0), its EBITDA, its debt to EBITDA ratio and its proven access to debt markets.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period (long-term debt and capital lease payments do not include associated interest):

	Payments Due by Period
(Dollars in Thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations
Long-term Debt	$158,000	$1,000	$42,063	$114,937	$0
Capital Lease Obligations	1,040	441	599	0	0
Operating Leases	3,783	1,030	1,649	378	726
Total Contractual Cash Obligations	$162,823	$2,471	$44,311	$115,315	$726

The following table sets forth the total commitment expirations as follows:

	Amount of Commitment Expiration per Period
(Dollars in Thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving Credit Component	$125,000	$—	$64,063	$60,937	$—

On June 26, 2001, HickoryTech acquired two PCS licenses in southern Minnesota. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion of this acquisition.

On August 6, 2001, HickoryTech completed the sale of its local telephone exchange in Amana, Iowa. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion of this disposition.

CONTINGENCIES

In January 2002, National Independent Billing Partnership (NIBP), an unconsolidated partnership of NIBI (see Note 1 of the Notes to Consolidated Financial Statements for discussion of NIBP), received written claims from one of its customers relating to contractual obligations. The claims are not a formal legal action. NIBP disagrees with the claims made by this customer. There has been no formal dialogue between the parties on this matter since March 2002.  NIBP continues to provide services for the customer without further dispute.  In the opinion of management, the ultimate resolution of these claims will not have a material adverse impact on HickoryTech’s financial position, results of operations or cash flows.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer.  The modification extended the period after retirement during which the officer can exercise options.  This modification may result in HickoryTech recognizing up to $173,000 of compensation expense during the first quarter of 2003.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. HickoryTech made no acquisitions after June 30, 2001 and, therefore, SFAS No. 141 had no impact on its 2002 or 2001 results.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of the liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As stated in Note 1, HickoryTech’s incumbent local exchange carrier companies (ILEC) follow the provisions of SFAS 71, and therefore conform to the accounting principles as prescribed by the respective state public utilities commissions and other federal agencies, and where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the Federal Communications Commission (FCC) notified carriers that they would not adopt SFAS No. 143 for regulatory accounting purposes. Current regulatory accounting requires incumbent local telephone companies to accrue for asset retirement obligations through prescribed depreciation rates, therefore any asset retirement obligations are effectively recorded in accumulated depreciation. Pursuant to the FCC’s order and the provisions of SFAS No. 71, HickoryTech anticipates that the adoption of SFAS No. 143 will not have a material impact on the financial position or results of operations of its ILEC companies.  HickoryTech has not yet completed its analysis of the impact of adoption of SFAS No. 143 for its non-ILEC companies.  However, based upon a preliminary analysis, management does not expect adoption to have a material impact on HickoryTech’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held and used.  The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption had no impact on HickoryTech’s financial position or its results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for, and HickoryTech will apply this standard to exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (SFAS No. 148).  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations.  The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003.  Accordingly, adoption of SFAS No. 148 will not impact HickoryTech’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for HickoryTech on December 31, 2002 but did not require any additional disclosures.  The recognition provisions of the interpretation are effective for HickoryTech in 2003 are applicable only to guarantees issued or modified after December 31, 2002.  HickoryTech does not expect adoption of these recognitions to have a material impact on its financial position or results of operations.

REGULATED INDUSTRY

STATE – HickoryTech increased local rates in its Iowa ILEC subsidiary effective May 2001 and in its Minnesota ILEC subsidiaries effective December 2001, adding approximately $942,000 of revenues in 2002 and approximately $128,000 of revenues in 2001.

Under Minnesota law, telephone companies with less than 50,000 customers are regulated on price and service level rather than on profit. HickoryTech’s two Minnesota ILEC subsidiaries fall under this alternative form of regulation. HickoryTech’s subsidiaries’ local service rates are lower than the rates of most Minnesota telephone companies. While this relieves HickoryTech of substantial regulatory oversight, the Minnesota Department of Commerce has the authority to investigate rates and profits of telephone companies in Minnesota.

In Iowa, HickoryTech’s operations fall below the 15,000 access line minimum level for rate regulation by the Iowa Utilities Board. No regulatory matters in Iowa affect HickoryTech’s current operation.

State regulators are considering many issues, including universal service and access charge reform. There are no specific active dockets at this time, and HickoryTech cannot estimate the amount, if any, of future potential state universal service matters and access revenue changes.

HickoryTech’s CLEC companies operate in Minnesota and Iowa with less regulatory oversight than HickoryTech’s ILEC companies.  A CLEC petitions regulators for authority to operate in certain geographic areas, submits tariffs to describe services and the rates at which it will provide service, and submits interconnection agreements it has reached with other carriers for regulatory review.  However, there is no regulatory oversight of the prices charged or the rate of return earned by the CLEC.  HickoryTech’s wireless business is also not subject to state regulatory oversight.

INTERSTATE – The Telecom Sector’s three local exchange telephone companies establish their interstate access rates in conjunction with a nationwide pool of companies known as the National Exchange Carriers Association (NECA). These access charges reflect the FCC rules and changes in regulation as they apply to the other companies that are in the NECA pools, and ultimately establish the prices that the ILEC companies can charge for interstate access. HickoryTech’s Minnesota ILEC’s establish tariffs based on an ‘average schedule’ basis using the overall costs reported by pool members.  HickoryTech’s Iowa ILEC performs annual cost studies in accordance with NECA procedures and on which its tariff prices are established.

There has been a decline in the level of interstate access charges in the last several years, and HickoryTech foresees a continuation of this trend. The FCC ordered to amend the interstate access charge rate design in late 2001. The FCC modifications of ILEC transport rate structure, reallocation of costs in the transport interconnection charge and amendments to universal service funds are effective January 1, 2002. The net effect of these changes did not materially change the interstate revenues for HickoryTech beginning in 2002.  In July of 2002, interstate access rates for HickoryTech’s ILEC’s were further reduced in accordance with the FCC’s access reform order from October 2001.  This reduction was offset by increased support from the ‘Interstate Common Line Support’ (ICLS) fund.  HickoryTech’s CLEC interstate access charges are set in accordance with the FCC’s 2001 order.

FCC regulators may consider additional access reform. There is a commission proceeding exploring the framework of intercarrier compensation to replace the current access regime plans when they expire.  HickoryTech cannot estimate the amount, if any, of future potential interstate revenue changes.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire year ended December 31, 2002, HickoryTech’s interest expense would have increased $774,000 in 2002. In case of a change of this magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

(1)                                  -EBITDA as presented in this report represents operating income/(loss) excluding depreciation and amortization expense.  EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because HickoryTech believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business.  Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation.

Item 8.          Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT

Management of Hickory Tech Corporation (HickoryTech) is responsible for the consolidated financial statements and the other financial information contained in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and necessarily include some amounts that are based on management’s estimates and judgment. They are considered by management to present fairly HickoryTech’s financial position, results of operations and cash flows.

To provide reasonable assurance that assets are safeguarded against loss and that accounting records are reliable for preparing financial statements, HickoryTech management maintains a system of internal controls. The Board of Directors pursues its oversight role with respect to HickoryTech’s financial statements through the Audit Committee.  The Audit Committee, which is composed of directors who are not officers or employees, meets regularly with the independent accountants and management to review the scope of internal controls, the manner in which they perform their responsibilities, audit activities and financial reporting. The independent public accountants have unrestricted access to the Audit Committee.  The Audit Committee reviews and approves financial disclosures prior to their public release.

HickoryTech’s financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Management has made available to the independent accountants all HickoryTech financial records and related data. Their audits, which included consideration of the internal controls, culminated in their report which appears on this page.

John E. Duffy	David A. Christensen
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of

Hickory Tech Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hickory Tech Corporation and its subsidiaries (HickoryTech) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of HickoryTech’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 27, 2003

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollars in Thousands, Except Per Share Amounts)

	2002	2001	2000
OPERATING REVENUES:
Telecom Sector	$86,557	$84,019	$79,505
Information Solutions Sector	4,249	4,085	4,287
Enterprise Solutions Sector	15,781	20,374	18,511

TOTAL OPERATING REVENUES	106,587	108,478	102,303

COSTS AND EXPENSES:
Cost of Sales	10,638	13,562	12,510
Operating Expenses, Excluding Asset Impairment, Depreciation and Amortization	57,149	54,249	53,182
Asset Impairment	41,951	—	—
Depreciation	15,912	12,915	11,088
Amortization of Intangibles	1,877	3,711	2,995

TOTAL COSTS AND EXPENSES	127,527	84,437	79,775

OPERATING INCOME/(LOSS)	(20,940)	24,041	22,528

OTHER INCOME/(EXPENSE):
Gain/(Loss) on Sale of Assets	(183)	1,115	271
Equity in Net Income/(Loss) of Investees	(25)	(27)	23
Interest and Other Income	345	435	411
Interest Expense	(7,405)	(10,855)	(9,988)

TOTAL OTHER INCOME (EXPENSE)	(7,268)	(9,332)	(9,283)

INCOME/(LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(28,208)	14,709	13,245
INCOME TAX (BENEFIT)/PROVISION	(11,581)	5,971	5,287

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(16,627)	8,738	7,958
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF TAX BENEFIT OF $158	—	—	(233)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT OF $14	—	—	(20)

NET INCOME/(LOSS)	$(16,627)	$8,738	$7,705

Basic Earnings/(Loss) Per Share:	$(1.19)	$0.63	$0.56

Dividends Per Share	$0.44	$0.44	$0.44

Weighted Average Common Shares Outstanding	14,023,645	13,904,690	13,832,502

Diluted Earnings/(Loss) Per Share:	$(1.19)	$0.62	$0.55

Weighted Average Common and Equivalent Shares Outstanding	14,023,645	14,001,478	13,923,015

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(Dollars in Thousands)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,874	$2,008
Receivables, Net of Allowance for Doubtful Accounts of $1,358 and $1,231	11,056	14,616
Income Taxes Receivable	3,222	1,675
Costs in Excess of Billings on Contracts	2,107	1,520
Inventories	5,059	4,989
Deferred Income Taxes	951	646
Other	2,840	2,329
TOTAL CURRENT ASSETS	27,109	27,783

INVESTMENTS	10,517	10,701

PROPERTY, PLANT AND EQUIPMENT	247,375	231,675
Less ACCUMULATED DEPRECIATION	111,101	96,031
PROPERTY, PLANT AND EQUIPMENT, NET	136,274	135,644

OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	34,669	76,991
Deferred Costs and Other	6,556	7,087
TOTAL OTHER ASSETS	66,311	109,164
TOTAL ASSETS	$240,211	$283,292

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$4,543	$3,338
Accrued Expenses	3,719	5,335
Accrued Interest	512	382
Billings in Excess of Costs on Contracts	80	169
Advanced Billings and Deposits	3,741	3,580
Current Maturities of Long-Term Obligations	1,441	1,242
TOTAL CURRENT LIABILITIES	14,036	14,046

LONG-TERM OBLIGATIONS, Net of Current Maturities	157,599	169,659

DEFERRED INCOME TAXES	4,377	13,876

DEFERRED REVENUE AND EMPLOYEE BENEFITS	5,604	4,946

TOTAL LIABILITIES	181,616	202,527

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 12)	—	—

SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2002, 13,983,929; 2001, 13,935,308	1,398	1,394
Additional Paid-In Capital	7,885	6,254
Retained Earnings	49,312	73,117
TOTAL SHAREHOLDERS’ EQUITY	58,595	80,765

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$240,211	$283,292

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in Thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(16,627)	$8,738	$7,705
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,789	16,794	14,268
Asset Impairment	41,951	—	—
(Gain)/Loss on Sale of Assets	183	(1,115)	(271)
Extraordinary Loss on Debt Extinguishment	—	—	391
Cumulative Effect of Accounting Change	—	—	34
Provision for Losses on Accounts Receivable	2,114	782	1,005
Deferred Income Taxes	(9,804)	5,217	2,577
Stock-Based Compensation	329	217	660
Employee Retirement Benefits and Deferred Compensation	471	170	202
Accrued Patronage Refunds	(583)	(1,114)	—
Equity in Net (Income)/Loss of Investees	25	27	(23)
Tax Benefit from Stock Option Transactions	118	—	—
Cash Provided From Operations Before Changes In Assets and Liabilities	35,966	29,716	26,548
Changes in Operating Assets and Liabilities Net of Effects of Acquisitions and Dispositions:
Receivables	(254)	(823)	878
Inventories	(70)	(442)	(2,102)
Billings and Costs on Contracts	(676)	(1,321)	379
Accounts Payable and Accrued Expenses	(281)	(1,525)	(2,319)
Advance Billings and Deposits	161	125	181
Deferred Revenue and Employee Benefits	(310)	23	(584)
Other	131	(618)	(73)
Net Cash Provided By Operating Activities	34,667	25,135	22,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(16,674)	(32,868)	(39,662)
Additions to Capitalized Software Development Costs	—	(2,717)	(1,450)
Increase in Investments	—	—	(10,363)
Redemption of Investments	100	—	700
Acquisitions, Net of Cash Acquired	—	(11,386)	(885)
Proceeds from Sale of Assets	243	6,992	422
Net Cash Used In Investing Activities	(16,331)	(39,979)	(51,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	—	—	(3,552)
Payment of Debt Issuance Costs	—	—	(1,300)
Repayments of Debt	—	(649)	(40,452)
Payments of Capital Lease Obligations	(480)	(141)	—
Borrowings on Credit Facility	2,950	30,500	78,600
Repayments on Credit Facility	(14,950)	(8,500)	(1,100)
Proceeds from Issuance of Common Stock	1,252	569	701
Dividends Paid	(6,170)	(6,117)	(6,085)
Stock Repurchase	(1,072)	—	—
Net Cash (Used In) Provided By Financing Activities	(18,470)	15,662	26,812

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134)	818	(1,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,008	1,190	2,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,874	$2,008	$1,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$7,682	$11,337	$10,643
Cash Paid for Income Taxes, Net of $990 of Tax Refunds in 2002	$(230)	$1,750	$2,205
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$618	$1,041	$—

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31

	Common Stock		Additional Paid - In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

BALANCE AT DECEMBER 31, 1999	13,787,416	$1,379	$4,221	$68,876	$74,476

Stock Award Plan	29,788	3	496		499
Employee Stock Purchase Plan	28,464	3	287		290
Directors’ Stock Retainer Plan	2,967		50		50
Stock Options Exercised	15,384	2	181		183
Dividend Reinvestment Plan	14,549	1	238		239
Net Income				7,705	7,705
Dividends Paid				(6,085)	(6,085)

BALANCE AT DECEMBER 31, 2000	13,878,568	1,388	5,473	70,496	77,357

Stock Award Plan	18,374	2	211		213
Employee Stock Purchase Plan	20,781	2	291		293
Directors’ Stock Retainer Plan	2,089		33		33
Dividend Reinvestment Plan	15,496	2	246		248
Net Income				8,738	8,738
Dividends Paid				(6,117)	(6,117)

BALANCE AT DECEMBER 31, 2001	13,935,308	1,394	6,254	73,117	80,765

Stock Award Plan	43,931	4	295		299
Employee Stock Purchase Plan	24,777	2	297		299
Directors’ Stock Retainer Plan	2,282		30		30
Stock Options Exercised	63,796	6	696		702
Dividend Reinvestment Plan	19,535	2	249		251
Stock Repurchase	(105,700)	(10)	(54)	(1,008)	(1,072)
Stock Option Tax Benefit			118		118
Net Income/(Loss)				(16,627)	(16,627)
Dividends Paid				(6,170)	(6,170)

BALANCE AT DECEMBER 31, 2002	13,983,929	$1,398	$7,885	$49,312	$58,595

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

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

Beginning in 2002, HickoryTech reports its previously reported business segments of Telephone, Communications Services and Wireless Services as a single segment referred to as the Telecom Sector. This new basis of segment reporting reflects the integration of HickoryTech’s management, sales, service and support functions in these three areas, as well as reflecting the level at which management now reviews and makes resource allocation and other management decisions regarding the operations of the company. All segment information reported in 2001 and 2000 has been reclassified to conform to this new presentation.

In addition to the change in business segments, certain reclassifications were made to the financial statements as of and for the years ended December 31, 2001 and 2000 to conform to the 2002 presentation. These reclassifications had no impact on previously reported operating revenue, net income or shareholders’ equity.

Operating expenses include all costs related to delivery of HickoryTech’s communications services and products. These costs include all selling, general and administrative costs and all costs of performing services and providing related products, except for costs associated with the depreciation and amortization of property, plant and equipment, intangible asset impairment charges related to FCC licenses and costs of sales for the Enterprise Solutions Sector.

Revenue Recognition – Revenues are recognized when services are earned, rendered or products are delivered to customers.  Customers are billed as of monthly cycle dates. Telecom Sector revenues are derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising.  Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. Revenue in the Enterprise Solutions Sector earned on major installation and change contracts is recognized on the percentage of completion method. Up-front fees, including installation and activation fees, are deferred and recognized on a straight-line basis over the corresponding customer relationship period.

Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from these estimates and assumptions.

Reclassifications – In addition to the change in business segments, certain reclassifications were made to the financial statements to conform to the 2002 presentation.  These reclassifications had no impact on previously reported net income or shareholders’ equity.  These reclassifications increased cost of sales and reduced other operating expenses by $13,562,000 and $12,510,000 for 2001 and 2000 respectively.

Property, Plant and Equipment - Property, plant and equipment are recorded at original cost of acquisition or construction.  When regulated incumbent local exchange carrier (ILEC) telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant.  When other plant and equipment is sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in other income(expense).

The components of property, plant and equipment are summarized as follows:

(Dollars in Thousands)	2002	2001

ILEC Telephone Plant (Telecom Sector)	$152,305	$147,315
CLEC Telephone Plant (Telecom Sector)	54,786	51,175
Wireless Plant (Telecom Sector)	27,871	23,606
Other Property and Equipment	12,413	9,579
Total	247,375	231,675
Less Accumulated Depreciation	111,101	96,031
Property, Plant and Equipment, Net	$136,274	$135,644

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant for the three years ended December 31, 2002, were 6.1%, 5.9%, and 6.0%.  All other property, plant and equipment is depreciated over estimated useful lives of three to fifteen years, and buildings are depreciated over their estimated useful lives of thirty-nine years. Other property and equipment includes $618,000 and $1,041,000 of equipment acquired under capital leases in 2002 and 2001.  Amortization expense related to these capital leases was $459,000 and $130,000 in 2002 and 2001.

Cash Equivalents - Cash equivalents include short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments.

Investments – Investments include $10.1 million of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs) accounted for under the cost method of accounting.  This method requires HickoryTech to periodically evaluate whether a non-temporary decrease in value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Investments also include an unconsolidated partnership accounted for using the equity method of accounting. NIBI, a wholly-owned subsidiary of Hickorytech is a 40% general partner in National Independent Billing Partnership (NIBP), which performs billing and collection clearinghouse functions for interexchange carriers. NIBP had total assets of $496,000 and $1,623,000 as of December 31, 2002 and 2001, respectively. NIBP had total liabilities of $413,000 and $1,472,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, NIBP had revenues of $184,000, $620,000 and $1,006,000 respectively, and net income/(loss) of ($68,000), $(67,000) and $57,000, respectively.

Inventories – Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.  Cost is based on FIFO valuations.

Income Taxes – HickoryTech accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Intangible Assets and Goodwill – HickoryTech adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill and FCC licenses.  See Note 2 for a more detailed discussion of the intangible assets and goodwill.

Capitalized Software Costs – Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” HickoryTech capitalizes costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three years. During 2002, 2001 and 2000,HickoryTech capitalized $2,439,000,$1,285,000 and $492,000, respectively, of costs associated with software purchased or developed for internal use only. These software costs are included in property, plant and equipment, and amounted to $3,196,000 and $1,503,000 at December 31, 2002 and 2001, respectively. These amounts are net of accumulated amortization of $412,000 and $184,000 at December 31, 2002 and 2001, respectively. Amortization expense relating to these costs amounted to $746,000 and $196,000 in 2002 and 2001, respectively.

Software costs associated with software that is developed or purchased for external sale or license are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” HickoryTech capitalizes costs related to such software when technological feasibility has been established and continues capitalization until the product becomes available for general release to customers. In 2002, HickoryTech did not incur any capitalizable software development costs associated with software for sale or external license.  HickoryTech capitalized software costs of $2,717,000 and $1,450,000 in 2001 and 2000, respectively, related to software that will be sold or licensed externally. These software costs are included in other non-current assets, and amounted to $2,170,000 and $3,197,000 at December 31, 2002 and 2001, respectively. These amounts are net of accumulated amortization of $1,756,000 and $729,000at December 31, 2002 and 2001, respectively. Capitalized software costs are amortized on a product-by-product basis over the estimated economic life of the product, which are currently three and four years.  Amortization expense relating to these costs amounted to $1,027,000 in 2002 and $596,000 in 2001.

Comprehensive Income – SFAS No. 130 requires that a full set of general purpose financial statements include the reporting of “comprehensive income.”  In addition to net income(loss), comprehensive income is generally comprised of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the years ended December 31, 2002, 2001 and 2000, comprehensive income(loss) was comprised solely of net income(loss).

Advertising Expense – Advertising is expensed as incurred. Advertising expense charged to operations was $1,403,000, $952,000 and $1,050,000 in 2002, 2001 and 2000, respectively.

Earnings (Loss) Per Share - Basic earnings(loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

	2002	2001	2000
Weighted Average Shares Outstanding	14,023,645	13,904,690	13,832,502
Stock Options	—	95,645	89,305
Stock Subscribed (ESPP)	—	1,143	1,208

Total Dilutive Shares Outstanding	14,023,645	14,001,478	13,923,015

Options to purchase 554,335 shares and 13,029 shares subscribed under the employee stock purchase plan in 2002, options to purchase 76,750 shares in 2001 and options to purchase 15,750 shares in 2000 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.  The increase in number of shares excluded in 2002 is the result of all shares being antidilutive in net loss years, such as 2002.

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Stock Compensation – At December 31, 2002, HickoryTech has four stock-based employee compensation plans, which are described more fully in Note 6.  HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans.  If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options (see Note 6):

	Years Ended December 31
Dollars in Thousands	2002	2001	2000

Reported Net Income/(Loss)	$(16,627)	$8,738	$7,705
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	329	217	660
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(666)	(539)	(1,085)

Pro Forma Net Income/(Loss)	$(16,964)	$8,416	$7,280

Earnings per share:
Basic - as reported	$(1.19)	$0.63	$0.56
Basic - pro forma	$(1.21)	$0.61	$0.53

Diluted - as reported	$(1.19)	$0.62	$0.55
Diluted - pro forma	$(1.21)	$0.60	$0.52

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142

Effective January 1, 2002, HickoryTech adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, HickoryTech is no longer amortizing acquired goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is used to identify potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of this standard, HickoryTech completed a transitional impairment test for its acquired goodwill, determining fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded.

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consist of customer lists and wireless FCC licenses (FCC licenses). HickoryTech’s FCC licenses have terms of ten years, but are renewable.  The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech is no longer amortizing FCC licenses as they are deemed to be intangible assets that have indefinite lives.  Prospectively, HickoryTech will continue to periodically reevaluate its determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of this standard, HickoryTech completed a transitional impairment test for FCC licenses, calculating fair value using primarily a discounted cash flow model and corroborating marketplace transactions, and determined that there was no impairment to be recorded. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business within the Telecom Sector. HickoryTech also re-assessed the useful life of its other intangible assets and concluded that the existing lives of up to eight years should be continued.

On a prospective basis, HickoryTech is required to test both acquired goodwill and FCC licenses for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter, HickoryTech completed its annual impairment tests for both acquired goodwill and FCC licenses using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill as the determined fair value was again sufficient to pass the first step impairment test. The first annual reassessment of HickoryTech’s FCC licenses, however, resulted in a total pre-tax impairment charge of $41,635,000 in the fourth quarter of 2002 in the Telecom Sector. This impairment is reported as an “Asset Impairment” in HickoryTech’s consolidated statement of income for the year ended December 31, 2002. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to declining roaming revenues, the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from the HickoryTech’s primary protocol called TDMA, increasing price competition, and the protracted downturn in the telecommunications market.

The following tables provide a reconciliation of the reported net income (loss) to an adjusted net income (loss) and basic and diluted earnings per share to add back amortization of goodwill and FCC license amortization, assuming that SFAS No. 142 had been adopted as of January 1, 2000:

(Dollars in Thousands, except Per Share Amounts and shown Net of Income Tax)	2002	2001	2000

Reported Net Income/(Loss)	$(16,627)	$8,738	$7,705
Goodwill Amortization	—	452	452
FCC License Amortization	—	1,035	1,035
Adjusted Net Income/(Loss)	$(16,627)	$10,225	$9,192

Basic Earnings Per Share:
Reported Net Income/(Loss)	$(1.19)	$0.63	$0.56
Goodwill Amortization	—	0.03	0.03
FCC License Amortization	—	0.07	0.07
Adjusted Net Income/(Loss)	$(1.19)	$0.73	$0.66

Diluted Earnings Per Share:
Reported Net Income(Loss)	$(1.19)	$0.62	$0.55
Goodwill Amortization	—	0.03	0.03
FCC License Amortization	—	0.07	0.07
Adjusted Net Income(Loss)	$(1.19)	$0.72	$0.65

The carrying value of HickoryTech’s goodwill, which is all included in the Telecom segment (see Note 5), is $25,086,000 as of December 31, 2002 and 2001.

The components of HickoryTech’s intangible assets are as follows:

(Dollars in Thousands)	As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers	$821	$237	$1,701	$780
Other Intangibles	185	100	538	103
Total	$1,006	$337	$2,239	$883

Indefinite-Lived Intangible Assets
FCC Licenses	$34,000		$75,635

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a wireless DSL operation that also entitled HickoryTech to receive a share of future revenues generated from the wireless DSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech does not believe that the agreement will result in future cash flows from the revenue sharing agreement.  The $316,000 charge resulting from the asset impairment write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of income for the year ended December 31, 2002.

Total asset impairment charges of $41,951,000 in 2002 include $41,635,000 for wireless licenses and $316,000 for wireless DSL.

Amortization expense related to the definite-lived intangible assets for 2002 and the estimated amortization expense for the five years subsequent to 2002 is as follows: 2002 - $466,000; 2003 - $102,000; 2004 - $102,000; 2005 - $102,000; 2006 - $102,000 and 2007 - $102,000.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash. The PCS licenses acquired by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people. The acquisition was a purchase of the licenses only. There were no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs were undeveloped. HickoryTech paid for the acquisition with advances under its revolving credit facility. HickoryTech allocated the entire purchase price to the fair value of the PCS license, which was being amortized over 37 years prior to 2002.  Effective January 1, 2002 HickoryTech adopted SFAS No. 142 and ceased amortization of this indefinite lived intangible asset (see Note 2).

On August 6, 2001, HickoryTech sold its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. for $6,500,000 in cash. The Amana operation, known as Amana Colonies Telephone Company (ACTC), served approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. HickoryTech recorded a pre-tax gain on the sale of $1,015,000 ($566,000 net of tax). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The operations of ACTC were included in the Telecom Sector. For the years ended December 31, 2001, and 2000, ACTC generated revenues of $832,000 and $1,467,000 and generated an operating income (loss) of ($13,000) and $70,000, respectively. The pro-forma impact of this disposition on net income and earnings per share for the periods presented herein is not considered material.

On October 9, 2000, HickoryTech completed the acquisition of the dial-up Internet customer accounts, along with certain assets and liabilities, of Internet Connections, a Mankato Internet service provider, in exchange for $870,000 in cash. Internet Connections had approximately 5,000 Internet customers in southern Minnesota and the Twin Cities area. The acquisition was accounted for under the purchase method of accounting. HickoryTech paid for the acquisition with available funds. HickoryTech allocated $840,000 of the purchase price to customers (intangible asset), $100,000 to other intangible assets and $70,000 to tangible net liabilities. The operations of the Internet Connections dial-up Internet business are included in the Telecom Sector.  The customer asset is being amortized over a period of eight years.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of HickoryTech’s long-term obligations, after deducting current maturities, is estimated to be $157,151,000 at December 31, 2002 and $170,923,000 at December 31, 2001, compared to carrying values of $157,599,000 and $169,659,000 respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets.

NOTE 5 – BUSINESS SEGMENTS

HickoryTech’s operations are conducted in three business segments as: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector.  The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven communities in northwest Iowa as an ILEC.  The Telecom Sector also operates fiber optic cable transport facilities in Minnesota. The Telecom Sector also included the operations of Amana Colonies Telephone Company, a local telephone exchange serving the Amana Colonies in east central Iowa, which was sold in August 2001. The Telecom Sector also offers an alternative choice for local telecommunications service, known as CLEC (Competitive Local Exchange Carrier) service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. The Telecom Sector provides wireless telephone service to seven counties in south central Minnesota and a service area around the Minneapolis/St. Paul, Minnesota metropolitan area. The Telecom Sector also provides PCS service to the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The Information Solutions Sector provides data processing and related services to HickoryTech’s other sectors and to other external telephone companies, municipalities and utilities. The Enterprise Solutions Sector designs, sells, installs and services business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota.

Business segment information for the years 2002, 2001 and 2000 is as follows.   Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

BUSINESS SEGMENT DATA

Years Ended December 31

(Dollars in Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	Consolidated
2002
Revenue from Unaffiliated Customers	$86,557	$4,249	$15,781	$—	$106,587
Intersegment Revenues	10,156	3,962	—	(14,118)	—
Total	96,713	8,211	15,781	(14,118)	106,587

Asset Impairment	41,951	—	—	—	41,951
Depreciation and Amortization	14,906	2,403	263	217	17,789
Operating Income/(Loss)	(16,790)	(2,481)	(12)	(1,657)	(20,940)
Equity in Net Income/(Loss) of Investees	—	(25)	—	—	(25)
Interest Expense	20	62	—	7,323	7,405
Income Taxes	(6,898)	(1,150)	(29)	(3,504)	(11,581)
Net Income/(Loss)	(9,888)	(1,655)	(41)	(5,043)	(16,627)
Identifiable Assets	204,871	6,604	9,914	18,822	240,211
Investment in Equity Method Investees	—	36	—	—	36
Capital Expenditures	13,893	2,472	95	214	16,674

2001
Revenue from Unaffiliated Customers	$84,019	$4,085	$20,374	$—	$108,478
Intersegment Revenues	9,957	5,022	—	(14,979)	—
Total	93,976	9,107	20,374	(14,979)	108,478

Depreciation and Amortization	14,899	1,129	359	239	16,626
Operating Income/(Loss)	22,826	408	1,340	(533)	24,041
Equity in Net Income/(Loss) of Investees	—	(27)	—	—	(27)
Interest Expense	31	32	—	10,792	10,855
Income Taxes	9,179	89	520	(3,817)	5,971
Net Income/(Loss)	13,069	128	748	(5,207)	8,738
Identifiable Assets	248,188	6,500	11,413	17,191	283,292
Investment in Equity Method Investees	—	60	—	—	60
Capital Expenditures	31,132	1,347	213	176	32,868

2000
Revenue from Unaffiliated Customers	$79,505	$4,287	$18,511	$—	$102,303
Intersegment Revenues	9,439	4,668	—	(14,107)	—
Total	88,944	8,955	18,511	(14,107)	102,303

Depreciation and Amortization	13,224	380	337	142	14,083
Operating Income/(Loss)	22,903	706	(308)	(773)	22,528
Equity in Net Income of Investees	—	23	—	—	23
Interest Expense	34	—	1	9,953	9,988
Income Taxes	9,293	295	(174)	(4,127)	5,287
Extraordinary Loss on Debt Extinguishment	—	—	—	(233)	(233)
Cumulative Effect of Accounting Change	(20)	—	—	—	(20)
Net Income/(Loss)	13,286	427	(250)	(5,758)	7,705
Identifiable Assets	226,603	4,720	10,559	13,605	255,487
Investment in Equity Method Investees	—	87	—	—	87
Capital Expenditures	39,206	123	157	176	39,662

NOTE 6 – STOCK COMPENSATION

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which the shares can be purchased is 85% of the lower fair market value for such shares on two specified dates in each plan year. As of December 31, 2002, there were 900,000 common shares reserved for this plan and 641,024 shares still available for issuance. At December 31, 2002, employees had subscribed to purchase approximately 24,700 shares in the current plan year ending August 31, 2003.

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase.  As of December 31, 2002, there were 300,000 common shares reserved for this plan and 267,117 shares still available for future issuance.

HickoryTech also offers a directors’ stock option plan to attract and retain outside directors. The plan provides for each outside director to receive fully vested options to purchase 5,000 shares of common stock of HickoryTech at an exercise price equal to the fair market value on a date as specified in the plan if HickoryTech meets pre-established financial objectives. The options may be exercised no later than ten years after the date of grant. As of December 31, 2002, there were 300,000 common shares reserved for this plan and 131,000 shares available for future grants.

HickoryTech’s stock award plan provides for the granting of incentive stock options, non-qualified stock options and stock awards. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. In addition, for one component of the plan, HickoryTech utilizes a trust account for the funding of a long-term performance award. In 2002, 2001 and 2000, HickoryTech paid cash of $184,000, $157,000 and $170,000 for its common stock shares and issued shares of 12,722, 8,904 and 12,038 in 2002, 2001 and 2000, respectively, to a trust for the benefit of certain key employees.  The stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2002, there were 1,750,000 common shares reserved for this plan and 1,032,394 shares available for future grants.

HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans. If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options with the following listed assumptions:

(Dollars in Thousands, Except Per Share Amounts)

	2002	2001	2000
Pro Forma Net Income/(Loss)	$(16,964)	$8,416	$7,280
Pro Forma Basic EPS	$(1.21)	$0.61	$0.53
Pro Forma Diluted EPS	$(1.21)	$0.60	$0.52
Volatility	36.0%	32.8%	30.6%
Dividend Yield	3.3%	2.5%	3.1%
Risk-Free Interest Rates	4.7%	5.0%	6.4%
Expected Life in Years	7	7	7

A summary of the stock option activity of the plans is as follows:

	Shares			Weighted Average Exercise Price
	2002	2001	2000	2002	2001	2000
Outstanding at Beginning of Year	482,181	343,781	226,781	$13.37	$12.46	$11.07
Granted	137,450	138,400	137,750	13.29	15.62	14.66
Exercised	(63,796)	—	(15,384)	11.01	—	11.81
Forfeited	(1,500)	—	(5,366)	19.08	—	11.87
Outstanding at End of Year	554,335	482,181	343,781	$13.60	$13.37	$12.46
Exercisable at End of Year	384,377	312,040	214,736	$13.61	$12.86	$11.81
Weighted Average Fair Value of Options Granted During the Year	$4.25	$5.00	$4.66

The following table provides certain information with respect to stock options outstanding at December 31, 2002:

Range of Exercise Prices	Stock Options Outstanding	Average Exercise Price	Average Remaining Contractual Life
$ 9.00 - $12.00	126,252	$10.26	4.7 years
$ 12.00 - $16.00	352,933	13.83	8.0 years
$ 16.00 - $21.00	75,150	18.17	8.3 years
	554,335	$13.60	7.3 years

The following table provides certain information with respect to stock options exercisable at December 31, 2002:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$ 9.00 - $12.00	106,802	$10.27
$ 12.00 - $16.00	220,936	14.02
$ 16.00 - $21.00	56,639	18.29
	384,377	$13.61

All stock options granted in 2002, 2001 and 2000 had an exercise price equal to the fair market value of HickoryTech’s common stock on the date of grant.

Other stock award activity is as follows:

	2002	2001	2000
Stock Awards Granted	10,984	9,470	17,750
Weighted Average Fair Value of Stock Awards Granted During the Year	$14.97	$17.43	$14.76

Stock compensation expense for 2002, 2001 and 2000 was $329,000,  $217,000 and $660,000 respectively, for all stock compensation plans.

NOTE 7 – DEBT AND OTHER OBLIGATIONS

Long-term obligations consist of the following:

(Dollars in Thousands)	2002	2001

Credit Facility, Average 4.3%, maturing in varying amounts through 2009	$158,000	$170,000
Capitalized Lease Obligations, 6.8%, maturing June 2005	1,040	901

Total	159,040	170,901
Less Current Maturities	1,441	1,242
Long Term Obligations	$157,599	$169,659

HickoryTech has a $183,000,000 credit facility with a syndicate of banks. The credit facility is comprised of a $125,000,000 revolving credit component and a $58,000,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments for the first two quarters in 2009 and $6,000,000 in the third quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates.  The weighted average interest rate was 4.3% and 5.3% at December 31, 2002 and 2001, respectively. The term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $583,000 in 2002, $807,000 in 2001, and $399,000 in 2000. As of December 31, 2002, HickoryTech had drawn $158,000,000 on this credit facility, comprised of $58,000,000 in term loan and $100,000,000 in revolving credit, and had $25,000,000 of available borrowing capacity of the revolving credit component. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capitalization.

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

Annual requirements for principal payments for the years subsequent to 2002 are as follows: 2003 - $1,000,000; 2004 - $1,000,000; 2005 - $13,500,000; 2006 - $27,563,000; 2007 - $33,813,000 and thereafter - $81,124,000.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. HickoryTech has recorded the present value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $1,071,000 ($1,660,000 asset, net of accumulated depreciation of $589,000) as of December 31, 2002. Annual requirements for future lease payments under this capital lease are as follows:

Year	Annual Lease Payments

2003	$552,814
2004	419,430
2005	150,518
Total minimum lease payments	1,122,762
Amount representing interest	82,843
Present value of minimum lease payments	$1,039,919

HickoryTech owns most of its major facilities, but does lease certain office space, land and equipment under principally noncancelable operating leases.  Rental expense was $1,812,000 in 2002, $2,033,000 in 2001 and $2,295,000 in 2000. At December 31, 2002, future minimum operating lease obligations for the next five years are as follows: 2003 - $1,030,000; 2004 - $817,000; 2005 - $469,000; 2006- $363,000; 2007 - $198,000 and thereafter - $906,000.

NOTE 8 - EMPLOYEE RETIREMENT BENEFITS

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. HickoryTech contributes up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution.  HickoryTech contributions and costs for the retirement savings plan were $1,142,000 in 2002, $1,128,000 in 2001 and $1,018,000 in 2000.

In addition to providing retirement savings benefits, HickoryTech provides postretirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these postretirement benefits, but has accrued these liabilities.

(Dollars in Thousands)	2002	2001
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,970	$1,712
Net Periodic Benefit Cost	637	364
Benefits Paid	(133)	(106)
Benefit Obligation at End of Year	$2,474	$1,970

Accumulated Postretirement Benefit Obligation	$5,230	$4,479
Unrecognized Transition Obligation	(600)	(660)
Unrecognized Prior Service Cost	107	119
Unrecognized Cumulative Net Loss	(2,263)	(1,968)
Accrued Benefit Cost	$2,474	$1,970

	2002	2001	2000
Components of Net Periodic Benefit Cost
Service Cost	$174	$112	$117
Interest Cost	330	198	186
Amortization of Unrecognized:
Transition Obligation	60	60	60
Prior Service Cost	(12)	(12)	(12)
Cumulative Net Loss	85	6	18
Net Periodic Benefit Cost	$637	$364	$369

The health care cost trend rate used in determining the accumulated postretirement benefit obligations was 9%, decreasing to 8% in the year 2004, decreasing to 6% in the year 2008 and then decreasing to 5% for the years thereafter.  An increase of one percentage point in the assumed health care cost trend would increase the accumulated postretirement benefit obligation at December 31, 2002 by $920,000 and the net periodic post-retirement benefit cost for the year then ended by $105,000. A decrease of one percentage point in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation at December 31, 2002 by $733,000 and the net periodic postretirement benefit cost for the year then ended by $82,000.

A weighted average discount rate of 7.00%, 7.50% and 7.50% was used to develop net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations in 2002, 2001 and 2000, respectively.

NOTE 9 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 include the following components:

(Dollars in Thousands)	2002	2001	2000
Current Income Taxes:
Federal	$(1,895)	$571	$1,936
State	118	183	601
Deferred Income Taxes:
Federal	(6,987)	3,954	1,967
State	(2,817)	1,263	611
Total Income Tax (Benefit)/Provision	$(11,581)	$5,971	$5,115

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in Thousands)	2002	2001
Tax Liabilities:
Depreciation and Fixed Assets	$12,313	$8,206
Intangible Assets	—	7,685
Other	57	80
Gross Deferred Tax Liability	12,370	15,971

Tax Assets:
Deferred Compensation and Postretirement Benefits	2,213	1,970
Receivables and Inventories	656	631
Accrued Liabilities	294	136
Intangible Assets	5,777	—
Other	4	4
Net Operating Loss	470	315
Gross Deferred Tax Asset	9,414	3,056
Valuation Allowance	(470)	(315)
Net Deferred Tax Liability	3,426	13,230
Current Deferred Tax Asset	951	646
Net Non-Current Deferred Tax Liability	$4,377	$13,876

The reconciliation of the U.S. income tax rate to the effective income tax rate is as follows:

	2002	2001	2000
Statutory Tax Rate	(35.0)%	35.0%	35.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	(6.4)	6.7	6.4
Valuation Allowance	0.6	2.1	—
Other, Net	(0.3)	(3.2)	(1.5)
Effective Tax Rate	(41.1)%	40.6%	39.9%

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with net operating losses incurred by a subsidiary of HickoryTech in the state of Iowa.  This effectively reduces the net deferred tax asset related to these net operating loss carryforwards to $0.  Future events and changes in circumstances could cause this valuation allowance to change.

NOTE 10 – CHANGE IN REVENUE RECOGNITION ACCOUNTING PRINCIPLE

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which, as amended by SAB No. 101A and SAB No. 101B, provides additional guidance in applying generally accepted accounting principles for revenue recognition. Implementation of SAB No. 101 required HickoryTech to defer revenues resulting from up-front fees, including installation and activation fees, and to also defer the associated direct costs. These deferred revenues and costs are now recognized ratably over the corresponding customer relationship period. These customer relationship periods range from one to seven years. Prior to implementation of SAB No. 101 in the fourth quarter of 2000, HickoryTech recognized revenues resulting from up-front fees and the corresponding direct costs in the period that installation and activation services were provided. As permitted by SAB No. 101, HickoryTech accounted for the change in accounting principle prospectively as a cumulative effect of accounting change retroactive to January 1, 2000. The cumulative effect of accounting change was a loss of $20,000, net of a tax benefit of $14,000.

NOTE 11 – RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. HickoryTech made no acquisitions after June 30, 2001 and, therefore, SFAS No. 141 had no impact on 2002 or 2001 results.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of the liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As stated in Note 1, HickoryTech’s incumbent local exchange carrier companies (ILEC) follow the provisions of SFAS 71, and therefore conform to the accounting principles as prescribed by the respective state public utilities commissions and other federal agencies and, where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the Federal Communications Commission (FCC) notified carriers that they would not adopt SFAS No. 143 for regulatory accounting purposes. Current regulatory accounting requires incumbent local telephone companies to accrue for asset retirement obligations through prescribed depreciation rates, therefore any asset retirement obligations are effectively recorded in accumulated depreciation.  Pursuant to the FCC’s order and the provisions of SFAS No. 71, HickoryTech anticipates that the adoption of SFAS No. 143 will not have a material impact on the financial position or results of operations of its ILEC companies. HickoryTech has not yet completed its analysis of the impact of adoption of SFAS No. 143 for its non-ILEC companies.  However, based upon a preliminary analysis, management does not expect adoption to have a material impact on HickoryTech’s financial position or results of operations.

HickoryTech adopted the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used.  The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption had no impact on HickoryTech’s financial position or its results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for, and HickoryTech will apply this standard to exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (SFAS No. 148).  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations.  The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003.  Accordingly, adoption of SFAS No. 148 will not impact HickoryTech’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for HickoryTech on December 31, 2002 but did not require any additional disclosures.  The recognition provisions of the interpretation are effective for HickoryTech in 2003 are applicable only to guarantees issued or modified after December 31, 2002.  HickoryTech does not expect adoption of these recognitions to have a material impact on its financial position or results of operations.

NOTE 12 – CONTINGENCIES

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

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Dollars in thousands, except per share amounts)

	2002
	4th	3rd	2nd	1st
Operating Revenues	$27,272	$28,712	$25,491	$25,112
Operating Income/(Loss)	$(36,523)	$5,258	$4,857	$5,468
Net Income/(Loss)	$(22,613)	$2,094	$1,802	$2,090
Fully Diluted Earnings/(Loss) Per Share	$(1.61)	$0.15	$0.13	$0.15
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

	2001
	4th	3rd	2nd	1st
Operating Revenues	$26,734	$27,559	$26,954	$27,231
Operating Income	$5,583	$6,239	$6,049	$6,170
Net Income	$2,031	$2,740	$2,004	$1,963
Fully Diluted Earnings Per Share	$0.14	$0.20	$0.14	$0.14
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

As described in Note 2, during the fourth quarter of 2002 HickoryTech recorded an impairment charge of $41,635,000 resulting from the write-down of the carrying value of its wireless FCC licenses and an impairment charge of $316,000 resulting from the write-down of the carrying value of its WDSL investment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10.     Directors and Executive Officers of HickoryTech.

Information as to Directors and Executive Officers of HickoryTech included on pages 3, 4 and 6 of the Proxy Statement and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 17 of the Proxy Statement are incorporated by reference.

Item 11.     Executive Compensation.

Information as to executive compensation included on pages 8 to 13 of the Proxy Statement is incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information as to beneficial ownership of more than five percent of HickoryTech’s common stock included on page 7 of the Proxy Statement is incorporated by reference. The information as to security ownership of management included on page 5 of the Proxy Statement is incorporated by reference.

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1):	554,335	$13.60	2,071,535

Equity compensation plans not approved by security holders:	—	—	—
Total	554,335	$13.60	2,071,535

(1)  -  Includes the Company’s Employee Stock Purchase Plan, Directors’ Stock Retainer Plan, Directors’ Stock Option Plan and Stock Award Plan.

Item 13.     Certain Relationships and Related Transactions.

HickoryTech does not know of any matter required to be reported under this item.

Item 14.     Controls and Procedures.

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          1.               Consolidated Financial Statements

The following are contained in the Annual Report:

*Addressed by Report of Independent Accountants

2.                    Consolidated Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

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
10(e) †

Change in Control Agreement dated June 25, 1998, between registrant and Jon L. Anderson, David A. Christensen, John W. Finke, Mary T. Jacobs and F. Ernest Lombard (Incorporated by reference to Exhibit 10(e) to the registrant’s Form 10-K dated March 29, 2000)

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
10(n)

Agreement for Purchase and Sale of Assets dated as of September 29, 2000 between Internet Connections, Inc., as Seller and Hickory Tech Corporation, as Buyer (Incorporated by reference to Exhibit 10(n) to the registrant’s Form 10-K dated March 29, 2001)

10(o) †	Change of Control Agreement dated July 1, 2002, between registrant and John E. Duffy (Incorporated by reference to Exhibit 10(o) to the registrant’s Form 10-Q dated November 14, 2002)
21 *	Subsidiaries of Hickory Tech Corporation
23 *	Consent of Independent Accountants
99 *	Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

*                 Filed herewith.

†                  Management compensation plan or arrangement required to be filed as an exhibit.

b)             1.               Reports on Form 8-K

HickoryTech filed a Form 8-K on December 9, 2002 announcing the election of Myrita P. Craig, an outside director, to serve as Chair of the Board, effective January 1, 2003.

Report of Independent Accountants on Financial Statement Schedule

To the Shareholders and Board of Directors of
Hickory Tech Corporation

Our audits of the consolidated financial statement referred to in our report dated February 27, 2003 also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 27, 2003

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

	Years Ended December 31,
(In Thousands)	2002	2001	2000
Balance, at beginning of year	$1,231	$961	$413
Additions charged to income	2,114	782	1,005
Write-offs, net of recoveries	(1,987)	(512)	(457)
Balance, at end of year	$1,358	$1,231	$961

INVENTORY VALUATION RESERVE:

	Years Ended December 31,
(In Thousands)	2002	2001	2000
Balance, at beginning of year	$858	$836	$1,016
Additions charged to income	—	95	—
Reductions	(31)	(73)	(180)
Balance, at end of year	$827	$858	$836

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2003	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myrita P. Craig	February 28, 2003
Myrita P. Craig, Chair

/s/ John E. Duffy	February 28, 2003
John E. Duffy
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	February 28, 2003
David A. Christensen, Secretary,
Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ Robert E. Switz	February 28, 2003
Robert E. Switz, Director

/s/ Robert K. Else	February 28, 2003
Robert K. Else, Director

/s/ Lyle G. Jacobson	February 28, 2003
Lyle G. Jacobson, Director

/s/ R. Wynn Kearney, Jr.	February 28, 2003
R. Wynn Kearney, Jr., Director

(a majority of directors)

CERTIFICATIONS

I, John E. Duffy, certify that:

1.                                       I have reviewed this annual report on Form 10-K of HickoryTech;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ John E. Duffy
John E. Duffy
Chief Executive Officer

CERTIFICATIONS

I, David A. Christensen, certify that:

1.                                       I have reviewed this annual report on Form 10-K of HickoryTech;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ David A. Christensen
David A. Christensen
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hickory Tech Corporation (HickoryTech) on Form 10-K for the year 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John E. Duffy, Chief Executive Officer of HickoryTech, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)                                  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HickoryTech.

/s/ John E. Duffy
John E. Duffy
Chief Executive Officer
February 28, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hickory Tech Corporation (HickoryTech) on Form 10-K for the year 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David A. Christensen, Chief Financial Officer of HickoryTech, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HickoryTech.

/s/ David A. Christensen
David A. Christensen
Chief Financial Officer
February 28, 2003