Form 10-Q
period 2003-03-31
HICKORY TECH CORP
filed 2003-05-13
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒       No  ☐

The total number of shares of the registrant’s common stock outstanding as of March 31, 2003: 13,998,182.

HICKORY TECH CORPORATION

March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended
(In Thousands Except Per Share Amounts)	3/31/2003	3/31/2002
OPERATING REVENUES:
Telecom Sector	21,961	20,717
Information Solutions Sector	1,098	1,034
Enterprise Solutions Sector	3,911	3,361
TOTAL OPERATING REVENUES	26,970	25,112

COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,519	2,184
Operating Expenses, excluding Depreciation and Amortization	14,436	13,286
Depreciation	4,162	3,813
Amortization of Intangibles	326	361
TOTAL COSTS AND EXPENSES	21,443	19,644

OPERATING INCOME	5,527	5,468
OTHER INCOME (EXPENSE):
Equity in Net Loss of Investees	(3)	(19)
Interest and Other Income	10	43
Interest Expense	(1,565)	(1,956)
TOTAL OTHER INCOME (EXPENSE)	(1,558)	(1,932)

INCOME BEFORE INCOME TAXES	3,969	3,536
INCOME TAXES	1,622	1,446
NET INCOME	$2,347	$2,090

Basic Earnings Per Share	$0.17	$0.15
Dividends Per Share	$0.11	$0.11
Weighted Average Common Shares Outstanding	13,994	13,961

Diluted Earnings Per Share	$0.17	$0.15
Weighted Average Common and Equivalent Shares Outstanding	14,007	14,063

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2003

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	3/31/2003	12/31/2002
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,111	$1,874
Receivables, Net of Allowance for Doubtful Accounts of $1,263 and $1,358	11,048	11,056
Income Taxes Receivable	—	3,222
Costs in Excess of Billings on Contracts	1,687	2,107
Inventories	4,928	5,059
Deferred Income Taxes	951	951
Other	2,479	2,840
TOTAL CURRENT ASSETS	23,204	27,109

INVESTMENTS	6,742	10,517

PROPERTY, PLANT AND EQUIPMENT	248,969	247,375
Less ACCUMULATED DEPRECIATION	115,180	111,101
PROPERTY, PLANT AND EQUIPMENT, NET	133,789	136,274

OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	34,608	34,669
Deferred Costs and Other	6,127	6,556
TOTAL OTHER ASSETS	65,821	66,311

TOTAL ASSETS	$229,556	$240,211

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$3,297	$4,543
Accrued Expenses	3,211	3,719
Accrued Interest	479	512
Billings in Excess of Costs on Contracts	139	80
Advanced Billings and Deposits	3,738	3,741
Current Maturities of Long-Term Obligations	1,405	1,441
TOTAL CURRENT LIABILITIES	12,269	14,036

LONG-TERM OBLIGATIONS, Net of Current Maturities	147,740	157,599

DEFERRED INCOME TAXES	4,377	4,377

DEFERRED REVENUE AND BENEFITS	5,541	5,604

TOTAL LIABILITIES	169,927	181,616

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 13,998,182 in 2003 and 13,983,929 in 2002	1,400	1,398
Additional Paid-In Capital	8,262	7,885
Retained Earnings	49,967	49,312
TOTAL SHAREHOLDERS’ EQUITY	59,629	58,595

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$229,556	$240,211

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
Dollars In Thousands	3/31/2003	3/31/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,347	$2,090
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,488	4,174
Gain on Sale of Assets	(1)	—
Stock-Based Compensation	257	172
Employee Retirement Benefits and Deferred Compensation	(34)	96
Accrued Patronage Refunds	(181)	(285)
Equity in Net Loss of Investees	3	19
Provision for Losses on Accounts Receivable	235	452
Changes in Operating Assets and Liabilities:
Receivables	2,995	3,127
Inventories	131	(145)
Billings and Costs on Contracts	479	374
Accounts Payable and Accrued Expenses	(1,787)	(2,625)
Advance Billings and Deposits	(3)	12
Deferred Revenue and Benefits	(29)	(120)
Other	377	567
Net Cash Provided By Operating Activities	9,277	7,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(1,735)	(3,488)
Redemption of Investments	4,100	100
Proceeds from Sale of Assets	60	172
Net Cash Provided By (Used In) Investing Activities	2,425	(3,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Capital Lease Obligations	(145)	(105)
Repayments on Credit Facility	(9,750)	(4,250)
Proceeds from Issuance of Common Stock	131	210
Dividends Paid	(1,540)	(1,537)
Stock Repurchase	(161)	—
Net Cash Used In Financing Activities	(11,465)	(5,682)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237	(990)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	2,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,111	$1,018

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

MARCH 31, 2003

PART 1. FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Hickory Tech Corporation’s (HickoryTech) results for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Certain reclassifications were made to the financial statements as of and for the three months ended March 31, 2002 to conform to the 2003 presentation.  These reclassifications had no impact on previously reported operating revenue, net income or shareholders’ equity.

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

	For Three Months Ended
	3/31/2003	3/31/2002
Weighted Average Shares Outstanding	13,993,696	13,960,708
Stock Options (dilutive only)	2,535	92,553
Weighted Average Stock Subscribed (ESPP)	11,095	9,542
Weighted Average Dilutive Shares Outstanding	14,007,326	14,062,803

Options to purchase 555,835 shares and 76,650 shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of earnings per share assuming dilution calculation because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first quarter of 2003 and 2002.

Shares Outstanding on Record Date	2003	2002
First Quarter (Feb. 15)	14,003,335	13,971,484

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first three months of 2003 and 2002, shareholders have elected to reinvest $66,000 and $60,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, comprehensive income was comprised solely of net income.

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

Effective with the adoption of this standard, HickoryTech is no longer amortizing acquired goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is used to identify potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of this standard, HickoryTech completed a transitional impairment test for its acquired goodwill, determining the fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded.

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consist of wireless FCC licenses (FCC licenses). HickoryTech’s FCC licenses have terms of ten years, but are renewable.  The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech is no longer amortizing FCC licenses as they are deemed to be intangible assets that have indefinite lives.  Prospectively, HickoryTech will continue to periodically reevaluate its determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of this standard, HickoryTech completed a transitional impairment test for FCC licenses, calculating fair value using primarily a discounted cash flow model and corroborating marketplace transactions, and determined that there was no impairment to be recorded. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business within the Telecom Sector. HickoryTech also re-assessed the useful life of its other intangible assets and concluded that the existing lives of up to eight years should be continued.

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

HickoryTech will test for impairment of acquired goodwill and FCC licenses at the end of the fourth quarter of 2003, unless events or occurrences deem it necessary to test for impairment in an interim period.

The carrying value of HickoryTech’s goodwill is $25,086,000 as of March 31, 2003 and December 31, 2002.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of March 31, 2003		As of December 31, 2002
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$821	$263	$821	$237
Other Intangibles	150	100	185	100
Total	$971	$363	$1,006	$337

Indefinite-Lived Intangible Assets
FCC Licenses	$34,000		$34,000

Amortization expense related to the definite-lived intangible assets for the three months ended March 31, 2003 amounted to $26,000. Total estimated amortization expense for 2003 and the five years subsequent to 2003 is as follows: 2003 - $102,000; 2004 - $102,000; 2005 - $102,000; 2006 - $102,000; 2007 - $102,000 and 2008 - $74,000.

NOTE 6. RECENT ACCOUNTING DEVELOPMENTS

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

HickoryTech’s incumbent local exchange carrier companies (ILECs) follow the provisions of SFAS No. 71, and therefore conform to the accounting principles as prescribed by the respective state public utilities commissions and other federal agencies and, where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the Federal Communications Commission (FCC) notified carriers that they would not adopt SFAS No. 143 for regulatory accounting purposes.  At January 1, 2003, HickoryTech determined the amount of asset retirement obligations required to be recorded for its ILEC companies under the provisions of SFAS No. 143 were not significant, and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations.

HickoryTech’s competitive local telephone companies (CLEC) also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

HickoryTech also adopted the provisions of SFAS No. 143 for its wireless operations as of January 1, 2003. HickoryTech performed an analysis to identify all potential Asset Retirement Obligations.  The legal obligations identified consist of obligations to remediate leased property where cell sites are located. However, based upon HickoryTech’s experience and expectations, there is significant uncertainty as to whether third parties that own these leased properties would enforce their remediation rights related to the sites.  Therefore, pursuant to the provisions of SFAS No. 143, HickoryTech did not record this potential asset retirement obligation upon adoption and will not record an obligation until such time as the fair value of the obligation can be reasonably estimated.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” HickoryTech adopted the provisions of SFAS No. 145 on January 1, 2003.  Adoption of this standard had no impact on the financial statements presented in this Form 10-Q.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. HickoryTech has engaged in no activities in the first quarter of 2003 that are subject to the provisions of SFAS No. 146.  Accordingly, the adoption of SFAS No. 146 did not impact HickoryTech’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123” (SFAS No. 148).  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations.  The Company adopted the provisions of SFAS No. 148 and has made certain disclosures required by SFAS No. 148 in the consolidated financial statements presented in this report. The adoption of SFAS No. 148 did not impact HickoryTech’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for HickoryTech on December 31, 2002 but did not require any additional disclosures.  The recognition provisions of the interpretation are effective for HickoryTech in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 does not have a material impact on the financial position or results of operations of HickoryTech.

NOTE 7. QUARTERLY SECTOR FINANCIAL SUMMARY

Business segment information for the first quarter of 2003 and 2002 is as follows. Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 3/31/03
Operating Revenue from Unaffiliated Customers	$21,961	$1,098	$3,911	$—	$26,970
Intersegment Revenues	69	973	—	(1,042)	—
Total	22,030	2,071	3,911	(1,042)	26,970

Depreciation and Amortization	3,845	544	61	38	4,488
Operating Income (Loss)	6,444	(539)	74	(452)	5,527
Interest Expense	5	18	—	1,542	1,565
Income Taxes	2,613	(259)	27	(759)	1,622
Net Income (Loss)	3,773	(373)	39	(1,092)	2,347
Identifiable Assets	201,718	8,917	9,363	9,558	229,556
Property, Plant and Equip., Net	127,195	5,845	537	212	133,789
Capital Expenditures	1,372	144	92	127	1,735

Three Months Ended 3/31/02
Operating Revenue from
Unaffiliated Customers	$20,717	$1,034	$3,361	$—	$25,112
Intersegment Revenues	68	915	—	(983)	—
Total	20,785	1,949	3,361	(983)	25,112

Depreciation and Amortization	3,538	510	70	56	4,174
Operating Income (Loss)	6,510	(525)	(151)	(366)	5,468
Interest Expense	5	14	—	1,937	1,956
Income Taxes	2,643	(244)	(69)	(884)	1,446
Net Income (Loss)	3,813	(352)	(99)	(1,272)	2,090
Identifiable Assets	246,450	8,445	9,104	13,542	277,541
Property, Plant and Equip., Net	129,859	4,836	643	146	135,484
Capital Expenditures	2,787	522	40	139	3,488

NOTE 8. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9. STOCK COMPENSATION

At March 31, 2003, HickoryTech has four stock-based employee compensation plans, which are described more fully in the HickoryTech Annual Report of Form 10-K for the year ended December 31, 2002.  HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer. The modification extended the period after retirement during which the officer can exercise options.  This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended
(Dollars in Thousands)	3/31/2003	3/31/2002

Reported Net Income	$2,347	$2,090
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	257	172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398)	(369)

Pro Forma Net Income	$2,206	$1,893

Earnings per share:
Basic - as reported	$0.17	$0.15
Basic - pro forma	$0.16	$0.14

Diluted - as reported	$0.17	$0.15
Diluted - pro forma	$0.16	$0.14

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 (Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995) to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC), competing for the telephone dial tone, data and long distance calling business in other ILECs’ territories. CLEC is in HickoryTech’s Telecom Sector. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly-owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. These wireless operations, combined with ILEC and CLEC, form HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it has operated as a leading telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota.

THE COMPANY

The eight subsidiaries of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business segments in which they operate are:

TELECOM SECTOR

Mankato Citizens Telephone Company (MCTC)

Mid-Communications, Inc. (Mid-Comm)

Heartland Telecommunications Company of Iowa, Inc. (Heartland)

Cable Network, Inc. (CNI)

Crystal Communications, Inc. (Crystal)

Minnesota Southern Wireless Company (MSWC)

INFORMATION SOLUTIONS SECTOR

National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

Collins Communications Systems Co. (Collins)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are repetitive and recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction and maintenance of telephone wireline and wireless fixed assets, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

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

INDUSTRY SEGMENTS

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline and wireless telephone service, long distance, dial-up Internet access and owns and operates fiber optic cable facilities.  This sector includes three incumbent local exchange carriers (ILECs), MCTC, Mid-Comm and Heartland.  MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato.  The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

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

The Telecom Sector also owns and operates a wireless telephone business in south central Minnesota. The wireless telephone business consists of the “A-side” FCC wireless license to operate in Minnesota’s Rural Service Area  10 (RSA 10), the Minneapolis/St. Paul Metro A-2 (Metro A-2) wireless license and two digital personal communications services (PCS) licenses covering the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea.

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

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal city government overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 1,000 access lines of that community’s telephone business from HickoryTech. HickoryTech management does not believe there will be significant further impact from competition in Hawarden. HickoryTech constantly responds to competitive changes with active programs to market products and to engineer its infrastructure for higher customer satisfaction.

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

HickoryTech, through its subsidiary MSWC, owns and operates wireless telephone businesses in south central Minnesota and in the Minneapolis/St. Paul area. In south central Minnesota, MSWC provides wireless service for Minnesota’s Rural Service Area 10 (RSA 10), under the brand name of HickoryTech Wireless. This business is in HickoryTech’s Telecom Sector.  This sector owns 100% of the  “A-side” FCC wireless license to operate in seven counties in south central Minnesota. The area overlaps and is larger than HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 230,000. This sector also owns the Minneapolis/St. Paul Metro A-2 (Metro A-2) wireless license, which was acquired on June 1, 1999. The Metro A-2 property surrounds the metropolitan Minneapolis/St. Paul area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 170,000. In addition, this sector also owns the PCS licenses for the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The two BTAs are located in 16 Minnesota counties and one Iowa county and provide service to an area with a population of approximately 493,000, some of which coincide with the previously mentioned wireless RSA 10 population of 230,000.

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

There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis. For external use, SuiteSolution can provide wireline or wireless carriers the individual benefits of a billing platform, or to integrated service providers, such as HickoryTech, a total system solution. SuiteSolution was implemented in the Company’s CLEC businesses in 2002 and will be implemented in the Company’s wireless business in 2003. SuiteSolution is currently available to external customers.

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone and data equipment sales and services as well as the sale, installation and service of voice over Internet Protocol business systems to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of telecommunication platforms such as Nortel on the voice side of the Enterprise Solutions’ business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Enterprise Solutions specializes in the quality custom installation and maintenance of wide area networking, local networking and transport solutions in telecommunications for end user customers.

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

There are companies competing in the equipment sales and service and voice over Internet Protocol communications products market in which Enterprise Solutions operates. Competition is based primarily on price and service. No one company is dominant in this field. Enterprise Solutions offers customer premises telephone and data equipment through well-trained and experienced market representatives with long-term customer relationships. The Enterprise Solutions Sector enjoys a very strong brand awareness and a reputation for quality service. Enterprise Solutions has built a strong base of solid customers with ongoing needs and Enterprise Solutions’ goal is to derive 60-70% of its recurring revenue from sales to its existing customer base.  The Enterprise Solutions Sector’s activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota.  This sector also supports the business telephone system service for HickoryTech’s ILEC and CLEC operations in Minnesota and Iowa.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES - Consolidated operating revenues were $1,858,000 or 7.4% higher in the first quarter of 2003 compared to the first quarter of 2002. The revenue increase in the first quarter of 2003 was primarily attributable to a higher volume of business in the Enterprise Solutions Sector and an increase in revenue in the Telecom Sector. The Enterprise Solutions increase is primarily the result of completing the final phase of work for a large specialty retailer.  This project, which began in 2002, involved installing a voice over Internet Protocol network in a corporate office.  The Telecom Sector increases can be primarily attributed to the increase in the CLEC customer base and the result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales is related to the Enterprise Solutions Sector and was $335,000 or 15.3% higher in the first quarter of 2003 compared to the first quarter of 2002. The change in cost of sales is primarily the result of the change in sales volume in the Enterprise Solutions Sector.  The gross profit margin in the Enterprise Solutions Sector was 35.6% and 35.0% for the quarters ended March 31, 2003 and 2002, respectively.

OPERATING EXPENSES (excluding Depreciation and Amortization) - Operating expenses excluding depreciation and amortization would have increased $1,150,000 or 8.7% in the first quarter of 2003 compared to the first quarter of 2002. Operating expenses in the first quarter of 2003 were higher largely due to increased expenses in the Telecom Sector related to the growth in CLEC customers and the costs associated with Project Socrates, a distance-learning network that provides Internet access and video conferencing to schools and libraries in south central Minnesota.

DEPRECIATION AND AMORTIZATION - Depreciation expense was $349,000 or 9.2% higher in the first quarter of 2003 compared to the first quarter of 2002. Increases in the ILEC, CLEC and Wireless network assets primarily account for the increase in depreciation expense. Amortization expense was $35,000 or 9.7% lower in the first quarter of 2003 compared to the first quarter of 2002.

OPERATING INCOME - Operating income was $5,527,000 which is $59,000 or 1.1% higher in the first quarter of 2003 compared to the first quarter of 2002. The increase in operating income was largely due to increased revenues in the Enterprise Solutions Sector, and increased CLEC revenues in the Telecom Sector, which were offset by the increase in the cost of sales of the Enterprise Solutions Sector and the increase in operating expenses of the Telecom Sector.

INTEREST EXPENSE - Interest expense decreased $391,000 or 20.0% in the first quarter of 2003 compared to the first quarter of 2002. The decrease in interest expense in the first quarter of 2003 was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 5.2% to 4.3% in the first quarter of the years 2002 and 2003, respectively, and a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $148,250,000 at March 31, 2003 and $165,750,000 at March 31, 2002.

NET INCOME - Consolidated net income was $257,000 or 12.3% higher in the first quarter of 2003 compared to the first quarter of 2002. The increase in the operating revenues of the Telecom and Enterprise Solutions Sectors was partially offset by the increase in the Enterprise Solutions cost of sales and Telecom operating expenses.

SECTOR RESULTS OF OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2003	3/31/2002

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,799	$3,802
Network Access	8,324	8,067
Intersegment	69	68
Other	2,262	2,327
Total ILEC	14,454	14,264

CLEC
Local Service	908	699
Other	1,306	660
Total CLEC	2,214	1,359

Long Distance	1,028	913

Internet	941	847

Wireless
Service	2,447	2,334
Home Roaming	174	194
Roaming	772	874
Total Wireless	3,393	3,402

Total Telecom Revenues	$22,030	$20,785

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$21,961	$20,717
Intersegment	69	68
	22,030	20,785

Operating Expenses, excluding Depr. and Amort.	11,741	10,737
Depreciation and Amortization	3,845	3,538
Operating Income	$6,444	$6,510

Net Income	$3,773	$3,813

Operating Income/(Loss)	$6,444	$6,510
Depreciation and Amortization	3,845	3,538
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	$10,289	$10,048

Capital Expenditures	$1,372	$2,787

ILEC Access Lines	64,495	66,212

CLEC Access Lines
Overbuild	8,035	6,241
Unbundled Network Element (UNE)	1,361	1,188
Total Service Resale (TSR)	4,875	4,304
Total	14,271	11,733

Long Distance Customers	36,610	25,436

Internet Customers	14,988	13,517

Wireless Customers	26,349	26,091
Total Telecom Customers	156,713	142,989

Telecom Sector operating revenues before intersegment eliminations increased $1,245,000 or 6% in first quarter of 2003 compared to the first quarter of 2002. The increase in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to growth in the CLEC, Long Distance and Internet service revenues as well as increased ILEC network access, and increased wireless service revenue, partially offset by decreases in roaming revenue and ILEC local service revenue.

ILEC local service revenue decreased $3,000 or 0.1% in the first quarter of 2003 compared to the first quarter of 2002. This decrease was due to a 1,717 or 2.6% decline in ILEC access lines between March 31, 2002 and March 31, 2003. The decline in access lines was offset by higher revenue from vertical services such as caller identification, call waiting and three-way calling in the first quarter of 2003 compared to the first quarter of 2002.

ILEC network access revenue increased $257,000 or 3.2% in the first quarter of 2003 compared to the first quarter of 2002.  The increase in network access revenue in the first quarter of 2003 compared to the first quarter of 2002 was driven by higher demand for dedicated lines and high-speed circuits.

CLEC local service revenue increased $209,000 or 29.9% in the first quarter of 2003 compared to the first quarter of 2002. CLEC access lines increased 2,538 or 21.6% between March 31, 2002 and March 31, 2003, which was the primary reason for the increase.

Other CLEC revenue increased $646,000 or 97.9% in the first quarter of 2003 compared to the first quarter of 2002. Other revenue included network access, high-speed data revenues and digital TV, which generally grew along with the increase in access lines in the first quarter of 2003 compared to the first quarter of 2002. Another reason for the increase in other revenue in the first quarter of 2003 was the additional $370,000 of revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.

Long distance revenue increased $115,000 or 12.6% in the first quarter of 2003 compared to the first quarter of 2002. HickoryTech experienced an 11,174 or 43.9% increase in its long distance customer base between March 31, 2002 and March 31, 2003. Although the customer base is increasing, revenue per customer is decreasing.  The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services.

Internet revenue increased $94,000 or 11.1% in the first quarter of 2003 compared to the first quarter of 2002. The increase in revenue was caused primarily by an increase in Internet customers of 1,471 between March 31, 2002 and March 31, 2003. In addition to the increase in customers, Internet revenue increased due to a migration of Internet customers from low-price introductory rate plans to mid-range full-service Internet packages.

Wireless service revenue increased $113,000 or 4.8% in the first quarter of 2003 compared to the first quarter of 2002. Wireless customer counts increased 258 or 1% between March 31, 2002 and March 31, 2003. The increase in service revenue was largely a result of increased equipment revenue, offset by a decline in the average revenue per subscriber.

Wireless roaming revenue decreased $102,000 or 11.7% in the first quarter of 2003 compared to the first quarter of 2002. Roaming minutes from other wireless carriers’ customers traveling into HickoryTech’s wireless service territory have declined from historical levels, particularly due to technological changes among other wireless providers, which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. In addition, other PCS wireless carriers have continued to build-out PCS licenses to carry their own customers’ traffic rather than pay roaming to HickoryTech.

Operating expenses excluding depreciation and amortization would have increased $1,004,000 or 9.4% in the first quarter of 2003 compared to the first quarter of 2002. The increase in operating expenses was due primarily to the costs associated with the growth in CLEC customers and costs associated with Project SOCRATES, a distance-learning network that provides Internet access and video conferencing to schools and libraries in south central Minnesota.

Depreciation and amortization increased $307,000 or 8.7% in the first quarter of 2003 compared to the first quarter of 2002. Depreciation expense increased $113,000 or 5.1% for the first quarter of 2003 compared to the first quarter of 2002 for the increased network infrastructure associated with ILEC services. Depreciation expense increased $136,000 or 18.1% in the first quarter of 2003 compared to the first quarter of 2002 for the increased network infrastructure associated with CLEC services. Depreciation expense increased $124,000 or 23.3% in the first quarter of 2003 compared to the first quarter of 2002 for the networks associated with Wireless services. These increases were partially offset by a $66,000 decrease in amortization expense.

Total operating expenses increased $1,311,000 in the first quarter of 2003 compared to the first quarter of 2002 for the reasons described in the preceding two paragraphs.

Operating income decreased $66,000 or 1.0% in the first quarter of 2003 compared to the first quarter of 2002. Net income decreased $40,000 or 1.0% in the first quarter of 2003 compared to the first quarter of 2002. These decreases were for the reasons described above.

Earnings before Interest, Taxes, Depreciation and Amortization increased $241,000 or 2.4% in the first quarter of 2003 compared to the first quarter of 2002. EBITDA margins (i.e. EBITDA divided by revenues) for this sector were 46.7% and 48.3% for the three months ended March 31, 2003 and 2002, respectively. Despite the $1,245,000 increase in revenues, EBITDA increased only $241,000 due to the increase in operating expenses, excluding depreciation and amortization, as discussed above. EBITDA represents a non-GAAP financial measure.  A reconciliation of this measure to the appropriate GAAP measure is included in the table above.  HickoryTech defines EBITDA as operating income/(loss) excluding depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because management believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business.  Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. EBITDA should not be considered as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2003	3/31/2002
Revenues Before Eliminations
Unaffiliated Customers	$1,098	$1,034
Intersegment	973	915
	2,071	1,949
Operating Expenses, excluding Depr. and Amort.	2,066	1,964
Depreciation and Amortization	544	510

Operating Loss	$(539)	$(525)
Net Loss	$(373)	$(352)

Operating Loss	$(539)	$(525)
Depreciation and Amortization	544	510
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	$5	$(15)

Capital Expenditures	$144	$522

Operating revenues from unaffiliated customers increased $64,000 or 6.2% in the first quarter of 2003 compared to the first quarter of 2002. The increase in operating revenues in the first quarter of 2003 was primarily due to the impact of a new customer relationship for monthly batch processing services using the WRITE2K billing platform.

Operating expenses excluding depreciation and amortization would have increased $102,000 or 5.2% in the first quarter of 2003 compared to the first quarter of 2002.  There were several small variances that contributed to this change between periods.  Expenses for the remainder of the year are expected to be comparable to the first quarter of 2003.

Depreciation and amortization expense increased $34,000 or 6.7% in the first quarter of 2003 compared to the first quarter of 2002. Depreciation expense in the first quarter of 2003 was $10,000 lower compared to the first quarter of 2002. Amortization expense increased $44,000 or 17.1% in the first quarter of 2003 compared to the first quarter of 2002.

Total operating expenses increased $136,000 in the first quarter of 2003 compared to the first quarter of 2002 for the reasons described in the preceding two paragraphs.

Operating loss increased $14,000 or 2.7% in the first quarter of 2003 compared to the first quarter of 2002. Net loss increased $21,000 or 6.0% in the first quarter of 2003 compared to the first quarter of 2002.  The increase in operating loss and net loss was primarily attributable to the increase in operating expenses, depreciation and amortization, partially offset by the increase in revenue, discussed above.

Earnings before Interest, Taxes, Depreciation and Amortization increased $20,000 or 133.3% in the first quarter of 2003 compared to the first quarter of 2002. The EBITDA margin (i.e. EBITDA divided by revenues) for this sector was 0.2% in the first quarter 2003, compared to (0.8%) in the first quarter of 2002. The increase in EBITDA and the EBITDA margin was primarily due to increased operating revenues.  EBITDA represents a non-GAAP financial measure.  A reconciliation of this measure to the appropriate GAAP measure is included in the table above.  HickoryTech defines EBITDA as operating income/(loss) excluding depreciation and amortization expense.  EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because management believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business.  Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation.  EBITDA should not be considered as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2003	3/31/2002
Revenues Before Intersegment Eliminations
Installation	$1,958	$1,395
Service	1,953	1,966
	3,911	3,361
Cost of Sales	2,519	2,184
Operating Expenses, excluding Depr. and Amort.	1,257	1,258
Depreciation and Amortization	61	70

Operating Income (Loss)	$74	$(151)
Net Income (Loss)	$39	$(99)

Operating Income (Loss)	$74	$(151)
Depreciation and Amortization	61	70
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	$135	$(81)

Capital Expenditures	$92	$40

Operating revenues increased $550,000 or 16.4% in the first quarter of 2003 compared to the first quarter of 2002. Installation revenue was $563,000 or 40.4% higher in the first quarter of 2003 compared to the first quarter of 2002. The increase in installation revenue in first quarter of 2003 compared to the first quarter of 2002 was primarily a result of an increase in sales and installations of PBX systems of $272,000 and an increase in sales of data network equipment of $219,000.  The majority of the increase in installation revenue was the result of completing the final phase of work for a large specialty retailer.  This project, which began in 2002, involved installing a voice over Internet Protocol network in a corporate office.  Service revenue was $13,000 or .7% lower in the first quarter of 2003 compared to the first quarter of 2002.

Cost of sales increased $335,000 or 15.3% in the first quarter of 2003 compared to the first quarter of 2002. Gross profit margin for this sector in the first quarter of 2003 and 2002 was 35.6% and 35.0%, respectively. The increase in cost of sales was the result of the increased installation efforts described above.

Operating expenses excluding depreciation and amortization would have decreased $1,000 or 0.1% in the first quarter of 2003 compared to the first quarter of 2002.  Depreciation and amortization decreased $9,000 or 12.9% in the first quarter of 2003 compared to the first quarter of 2002.

Total operating expenses decreased $10,000 in the first quarter of 2003 compared to the first quarter of 2002 for the reasons described in the preceding two paragraphs.

Operating income was $74,000 in the first quarter of 2003 compared to operating loss of $151,000 in the first quarter of 2002. Net income in the first quarter of 2003 was $39,000 compared to a net loss of $99,000 in the first quarter of 2002. The income generated in the first quarter of 2003 as compared to the loss in the first quarter of 2002 resulted primarily from the changes in operating revenues described above.

Earnings before Interest, Taxes, Depreciation and Amortization increased $216,000 or 266.7% in the first quarter of 2003 compared to the first quarter of 2002. The EBITDA margin (i.e. EBITDA divided by revenues) for this sector was 3.5% in the first quarter of 2003 compared to (2.4%) in the first quarter of 2002. The changes in EBITDA and the EBITDA margin were primarily due to the increase in operating revenues.  EBITDA represents a non-GAAP financial measure.  A reconciliation of this measure to the appropriate GAAP measure is included in the table above.  HickoryTech defines EBITDA as operating income/(loss) excluding depreciation and amortization expense.  EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because management believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business.  Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation.  EBITDA should not be considered as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $9,277,000 in the first quarter of 2003 compared to $7,908,000 in the first quarter of 2002.  Cash flows from operations in the first quarter of 2003 and 2002 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to timing of payments.  The increase in cash flows from operations in the first quarter of 2003 relative to the same period in 2002 was primarily due to a $257,000 increase in net income and a $1,787,000 reduction in accounts payable and accrued expenses during the first quarter of 2003, compared to a $2,625,000 reduction during the first quarter of 2002.

Cash flows provided by investing activities were $2,425,000 in the first quarter of 2003 compared to cash flows used of $3,216,000 for the same period in 2002. Capital expenditures relating to ongoing businesses were $1,735,000 during the first quarter of 2003 as compared to $3,488,000 for the same period in 2002. Capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services and continued buildout of the PCS network in the Telecom Sector in 2002.  In addition, there was a $4,100,000 redemption of investments in the first quarter of 2003, compared to $100,000 in the first quarter of 2002.  The first quarter of 2003 redemption reflects the amount by which HickoryTech was permitted to reduce its equity investment in one of its lenders.

Cash flows used in financing activities were $11,465,000 for the first quarter of 2003 compared to $5,682,000 for the first quarter of 2002.  Included in cash flows from financing activities are debt repayments and dividend payments.   HickoryTech made payments on its revolving credit facility of $9,750,000 during the first quarter of 2003, and $4,250,000 during the first quarter of 2002.  Dividend payments for the first quarter of 2003 were $1,540,000 compared to $1,537,000 for the same period in 2002.  During the first quarter of 2003, HickoryTech also repurchased 16,100 common shares for $161,000.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $10,935,000 as of March 31, 2003, compared to working capital of $13,073,000 as of December 31, 2002.  The ratio of current assets to current liabilities was 1.9:1.0 as of March 31, 2003 and as of December 31, 2002. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

LONG-TERM OBLIGATIONS - HickoryTech’s long-term obligations as of March 31, 2003 were $147,740,000, excluding current maturities of $1,405,000. As of March 31, 2003, HickoryTech had a $182,750,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit component and a $57,750,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $23,000,000 of principal payments per quarter for the first two quarters in 2009 and $6,000,000 in the third quarter of 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 4.3% at March 31, 2003.  HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms.  The longest fixed interest term, on $40,000,000 of the debt, is fixed until June 2003.  As of March 31, 2003, HickoryTech had drawn $148,250,000 on this credit facility and had $34,500,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first quarter of 2003, this sector recorded no additions to property, plant and equipment related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period:

	Payments Due by Year
(Dollars in Thousands)	Total	Remainder of 2003	2004 to 2006	2007 to 2008	2009 and after
Contractual Obligations
Long-term Debt	$148,250	$750	$32,563	$62,937	$52,000
Interest on Long-term Debt	32,659	5,228	18,159	8,056	1,216
Capital Lease Obligations	895	296	599	—	—
Interest on Capital Leases	64	33	31	—	—
Operating Leases	3,862	861	1,810	465	726
Total Contractual Cash Obligations	$185,730	$7,168	$53,162	$71,458	$53,942

Interest on Long-term Debt is estimated using interest rated as of March 31, 2003.

The total commitment to HickoryTech on its revolving credit facility expires as follows:

	Amount of Commitment Expiration per Year
(Dollars in Thousands)	Total	Remainder of 2003	2004 to 2006	2007 to 2008	2009 and after
Revolving Credit Component	$125,000	$—	$64,063	$60,937	$—

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

HickoryTech primarily uses variable interest rate financial instruments as of March 31, 2003. HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms.  A lower level of interest expense is likely to occur because of a trend of reducing levels of debt and potentially lower weighted average interest rates.

In November 2002, HickoryTech began repurchasing its stock in over-the-counter trading under a previously announced repurchase plan.  HickoryTech funds the repurchase of its stock from cash flows from operations.  During the first quarter of 2003, HickoryTech purchased 16,100 common shares for $161,000.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q is based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002.  There were no significant changes to these critical accounting policies during the first three months of 2003.

RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, HickoryTech adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, HickoryTech is no longer amortizing acquired goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is used to identify potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of this standard, HickoryTech completed a transitional impairment test for its acquired goodwill, determining the fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded.

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consist of wireless FCC licenses (FCC licenses). HickoryTech’s FCC licenses have terms of ten years, but are renewable.  The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech is no longer amortizing FCC licenses as they are deemed to be intangible assets that have indefinite lives.  Prospectively, HickoryTech will continue to periodically reevaluate its determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of this standard, HickoryTech completed a transitional impairment test for FCC licenses, calculating fair value using primarily a discounted cash flow model and corroborating marketplace transactions, and determined that there was no impairment to be recorded. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business within the Telecom Sector. HickoryTech also re-assessed the useful life of its other intangible assets and concluded that the existing lives of up to eight years should be continued.

On a prospective basis, HickoryTech is required to test both acquired goodwill and FCC licenses for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2002, HickoryTech completed its annual impairment tests for both acquired goodwill and FCC licenses using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill as the determined fair value was again sufficient to pass the first step impairment test. The first annual reassessment of HickoryTech’s FCC licenses, however, resulted in a total pre-tax impairment charge of $41,635,000 in the fourth quarter of 2002 in the Telecom Sector.

HickoryTech will test for impairment of acquired goodwill and FCC licenses at the end of the fourth quarter of 2003, unless events or occurrences deem it necessary to test for impairment in an interim period.

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

HickoryTech’s incumbent local exchange carrier companies (ILECs) follow the provisions of SFAS No. 71, and therefore conform to the accounting principles as prescribed by the respective state public utilities commissions and other federal agencies and, where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the Federal Communications Commission (FCC) notified carriers that they would not adopt SFAS No. 143 for regulatory accounting purposes.  At January 1, 2003, HickoryTech determined the amount of asset retirement obligations required to be recorded for its ILEC companies under the provisions of SFAS No. 143 were not significant, and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations.

HickoryTech’s competitive local telephone companies (CLEC) also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

HickoryTech also adopted the provisions of SFAS No. 143 for its wireless operations as of January 1, 2003. HickoryTech performed an analysis to identify all potential Asset Retirement Obligations.  The legal obligations identified consist of obligations to remediate leased property where cell sites are located. However, based upon HickoryTech’s experience and expectations, there is significant uncertainty as to whether third parties that own these leased properties would enforce their remediation rights related to the sites.  Therefore, pursuant to the provisions of SFAS No. 143, HickoryTech did not record this potential asset retirement obligation upon adoption and will not record an obligation until such time as the fair value of the obligation can be reasonably estimated.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” HickoryTech adopted the provisions of SFAS No. 145 on January 1, 2003.  Adoption of this standard had no impact on the financial statements presented in this Form 10-Q.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. HickoryTech engaged in no activities in the first quarter of 2003 that are subject to the provisions of SFAS No. 146.  Accordingly, the adoption of SFAS No. 146 did not impact HickoryTech’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123” (SFAS No. 148).  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations.  The Company adopted the provisions of SFAS No. 148 and has made certain disclosures required by SFAS No. 148 in the consolidated financial statements presented in this report. The adoption of SFAS No. 148 did not impact HickoryTech’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for HickoryTech on December 31, 2002 but did not require any additional disclosures.  The recognition provisions of the interpretation are effective for HickoryTech in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 does not have a material impact on the financial position or results of operations of HickoryTech.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations, nor does HickoryTech use derivative financial instruments in its operations or investment portfolio. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter ended March 31, 2003, HickoryTech’s interest expense would have increased $113,000 for the three months ended March 31, 2003. In case of a change of such magnitude, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no material pending legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 2.    Changes in Securities.

None

Item 3.    Default Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports of Form 8-K.

(a)   Exhibits

10(a)  Hickory Tech Corporation Executive Incentive Plan Amended and Restated December 4, 2002.

(b)   HickoryTech filed a Form 8-K on March 3, 2003 containing a press release announcing its fourth quarter and full year 2002 consolidated operating results.

HickoryTech filed a Form 8-K on March 7, 2003 announcing the company’s mailing of a communication to shareholders which contained the Chairman’s and President’s letters to the shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 12, 2003	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
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

Date:	May 12, 2003

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

Date:	May 12, 2003

/s/ David A. Christensen
David A. Christensen
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hickory Tech Corporation (HickoryTech) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John E. Duffy, Chief Executive Officer of HickoryTech, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)                                  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HickoryTech.

/s/ John E. Duffy
John E. Duffy
Chief Executive Officer
May 12, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hickory Tech Corporation (HickoryTech) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David A. Christensen, Chief Financial Officer of HickoryTech, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)                                  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HickoryTech.

/s/ David A. Christensen
David A. Christensen
Chief Executive Officer
May 12, 2003