Form 10-Q
period 2003-06-30
HICKORY TECH CORP
filed 2003-08-12
CIK 766561

---------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

The total number of shares of the registrant’s common stock outstanding as of June 30, 2003: 13,975,561.

HICKORY TECH CORPORATION

June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Quarter Ended		For Six Months Ended
(In Thousands Except Per Share Amounts)	6/30/2003	6/30/2002	6/30/2003	6/30/2002
OPERATING REVENUES:
Telecom Sector	$22,648	$21,405	$44,609	$42,122
Information Solutions Sector	809	1,049	1,907	2,083
Enterprise Solutions Sector	3,383	3,037	7,294	6,398
TOTAL OPERATING REVENUES	26,840	25,491	53,810	50,603

COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,550	2,033	5,069	4,217
Operating Expenses, excluding Depreciation and Amortization	14,013	14,290	28,449	27,576
Depreciation	4,364	3,931	8,526	7,744
Amortization of Intangibles	199	380	525	741
TOTAL COSTS AND EXPENSES	21,126	20,634	42,569	40,278

OPERATING INCOME	5,714	4,857	11,241	10,325
OTHER INCOME (EXPENSE):
Equity in Net Income/(Loss) of Investees	(2)	21	(5)	2
Gain on Sale of Assets	2	—	2	—
Interest and Other Income	13	29	23	72
Interest Expense	(1,480)	(1,858)	(3,045)	(3,814)
TOTAL OTHER INCOME (EXPENSE)	(1,467)	(1,808)	(3,025)	(3,740)

INCOME BEFORE INCOME TAXES	4,247	3,049	8,216	6,585
INCOME TAXES	1,737	1,247	3,359	2,693
NET INCOME	$2,510	$1,802	$4,857	$3,892

Basic Earnings Per Share	$0.18	$0.13	$0.35	$0.28
Dividends Per Share	$0.11	$0.11	$0.22	$0.22
Weighted Average Common Shares Outstanding	13,951	14,006	13,972	13,984

Diluted Earnings Per Share	$0.18	$0.13	$0.35	$0.28
Weighted Average Common and Equivalent Shares Outstanding	13,981	14,096	13,986	14,078

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2003

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	6/30/2003	12/31/2002
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,144	$1,874
Receivables, Net of Allowance for Doubtful Accounts of $1,382 and $1,358	11,242	11,056
Income Taxes Receivable	13	3,222
Costs in Excess of Billings on Contracts	1,874	2,107
Inventories	5,262	5,059
Deferred Income Taxes	951	951
Other	2,310	2,840
TOTAL CURRENT ASSETS	22,796	27,109

INVESTMENTS	6,741	10,517

PROPERTY, PLANT AND EQUIPMENT	251,740	247,375
Less ACCUMULATED DEPRECIATION	119,479	111,101
PROPERTY, PLANT AND EQUIPMENT, NET	132,261	136,274

OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	34,583	34,669
Financial Derivative Instrument	985	—
Deferred Costs and Other	5,281	6,556
TOTAL OTHER ASSETS	65,935	66,311

TOTAL ASSETS	$227,733	$240,211

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$2,640	$4,543
Accrued Expenses	3,301	3,719
Accrued Interest	67	512
Billings in Excess of Costs on Contracts	159	80
Advanced Billings and Deposits	3,855	3,741
Current Maturities of Long-Term Obligations	1,426	1,441
TOTAL CURRENT LIABILITIES	11,448	14,036

LONG-TERM OBLIGATIONS, Net of Current Maturities	144,687	157,599

DEFERRED INCOME TAXES	4,781	4,377

DEFERRED REVENUE AND BENEFITS	5,664	5,604

TOTAL LIABILITIES	166,580	181,616

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 13,975,561 in 2003 and 13,983,929 in 2002	1,397	1,398
Additional Paid-In Capital	8,566	7,885
Retained Earnings	50,609	49,312
Accumulated Other Comprehensive Income	581	—
TOTAL SHAREHOLDERS’ EQUITY	61,153	58,595

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$227,733	$240,211

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
(Dollars In Thousands)	6/30/2003	6/30/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,857	$3,892
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	9,051	8,485
Gain on Sale of Assets	(2)	—
Stock-Based Compensation	402	343
Employee Retirement Benefits and Deferred Compensation	104	228
Accrued Patronage Refunds	(314)	(446)
Equity in Net (Income) Loss of Investees	5	(2)
Provision for Losses on Accounts Receivable	477	1,647
Changes in Operating Assets and Liabilities:
Receivables	2,546	2,110
Inventories	(203)	(304)
Billings and Costs on Contracts	312	1,394
Accounts Payable and Accrued Expenses	(2,766)	(1,439)
Advance Billings and Deposits	114	(20)
Deferred Revenue and Benefits	(44)	(63)
Other	1,351	744
Net Cash Provided By Operating Activities	15,890	16,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(4,460)	(9,325)
Redemption of Investments	4,100	100
Proceeds from Sale of Assets	73	184
Net Cash Used In Investing Activities	(287)	(9,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Capital Lease Obligations	(301)	(219)
Repayments on Credit Facility	(14,000)	(8,000)
Borrowings on Credit Facility	1,250	1,500
Proceeds from Issuance of Common Stock	496	996
Dividends Paid	(3,074)	(3,078)
Stock Repurchase	(704)	—
Net Cash Used In Financing Activities	(16,333)	(8,801)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(730)	(1,273)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	2,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,144	$735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$3,715	$3,969
Cash Paid for Income Taxes, Net of Tax Refunds of $1,600 and $139	$150	$116
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$124	$492

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
JUNE 30, 2003
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

The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector. An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method. The operations of this partnership ended during the second quarter of 2003 with dissolution to follow later in 2003. No material wind down costs are anticipated. All intercompany transactions have been eliminated from the consolidated financial statements.

Certain reclassifications were made to the financial statements as of and for the three months and six months ended June 30, 2002 to conform to the 2003 presentation.  These reclassifications had no impact on previously reported operating revenue, net income or shareholders’ equity.

Operating expenses include all costs related to delivery of HickoryTech’s communications services and products. These costs include all selling, general and administrative costs and all costs of performing services and providing related products, except for costs associated with the depreciation and amortization of property, plant and equipment and intangible assets, and cost of sales for the Enterprise Solutions Sector.

NOTE 2. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the quarter increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

	For Three Months Ended		For Six Months Ended
	6/30/2003	6/30/2002	6/30/2003	6/30/2002
Weighted Average Shares Outstanding	13,950,824	14,006,421	13,972,141	13,983,691
Stock Options (dilutive only)	13,723	74,775	194	82,222
Weighted Average Stock Subscribed (ESPP)	16,746	14,653	13,980	11,967
Weighted Average Dilutive Shares Outstanding	13,981,293	14,095,849	13,986,315	14,077,880

Options to purchase 493,548 shares for the three and six months ended June 30, 2003 and 76,650 shares for the three and six months ended June 30, 2002 were not included in the computation of earnings per share assuming dilution calculation because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below are the number of shares outstanding as of the record date for the first two quarters of 2003 and 2002.

Shares Outstanding on Record Date	2003	2002
First Quarter (Feb. 15)	14,003,335	13,971,484
Second Quarter (May 15)	13,942,662	14,007,250

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first six months of 2003 and 2002, shareholders have elected to reinvest $134,000 and $121,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended June 30, 2003 and June 30, 2002 was $3,091,000 and $1,802,000, respectively. Comprehensive income for the six months ended June 30, 2003 and June 30, 2002 was $5,438,000 and $3,892,000, respectively.

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

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consist of wireless FCC licenses (FCC licenses). HickoryTech’s FCC licenses have terms of ten years, but are renewable.  The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech is no longer amortizing FCC licenses as they are deemed to be intangible assets that have indefinite lives.  Prospectively, HickoryTech will continue to periodically reevaluate its determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of this standard, HickoryTech completed a transitional impairment test for FCC licenses, calculating fair value using primarily a discounted cash flow model and corroborating marketplace transactions, and determined that there was no impairment to be recorded. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business within the Telecom Sector. HickoryTech also re-assessed the useful life of its other intangible assets and concluded that the existing lives of up to six years should be continued.

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

The carrying value of HickoryTech’s goodwill is $25,086,000 as of June 30, 2003 and December 31, 2002.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of June 30, 2003		As of December 31, 2002
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$821	$288	$821	$237
Other Intangibles	150	100	185	100
Total	$971	$388	$1,006	$337

Indefinite-Lived Intangible Assets
FCC Licenses	$34,000		$34,000

Amortization expense related to the definite-lived intangible assets for the three months ended June 30, 2003 and 2002 was $25,000 and $123,000, respectively. Amortization expense related to the definite-lived intangible assets for the six months ended June 30, 2003 and 2002 was $51,000 and $227,000, respectively. Total estimated amortization expense for the remaining six months of 2003 and the five years subsequent to 2003 is as follows: 2003 (July 1 through December 31) - $51,000; 2004 - $102,000; 2005 - $102,000; 2006 - $102,000; 2007 - $102,000 and 2008 - $74,000.

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

HickoryTech’s competitive local telephone companies (CLEC), Enterprise Solutions, and Information Solutions  also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that its competitive local telephone companies along with Enterprise Solutions and Information Solutions do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. HickoryTech has engaged in no activities in the three or six months ended June 30, 2003 that are subject to the provisions of SFAS No. 146.  Accordingly, the adoption of SFAS No. 146 did not impact HickoryTech’s financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003. This standard is not expected to materially impact HickoryTech’s consolidated financial position or results of operations.

NOTE 7. QUARTERLY SECTOR FINANCIAL SUMMARY

Business segment information for the first two quarters of 2003 and 2002 is as follows. Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 6/30/03
Operating Revenue from Unaffiliated Customers	$22,648	$809	$3,383	$—	$26,840
Intersegment Revenues	68	975	—	(1,043)	—
Total	22,716	1,784	3,383	(1,043)	26,840

Depreciation and Amortization	3,908	581	60	14	4,563
Operating Income (Loss)	7,299	(728)	(558)	(299)	5,714
Interest Expense	2	20	—	1,458	1,480
Income Taxes	2,989	(336)	(232)	(684)	1,737
Net Income (Loss)	4,312	(483)	(334)	(985)	2,510
Identifiable Assets	200,423	8,331	10,403	8,576	227,733
Property, Plant and Equip., Net	125,892	5,572	574	223	132,261
Capital Expenditures	2,602	—	97	26	2,725

Three Months Ended 6/30/02
Operating Revenue from Unaffiliated Customers	$21,405	$1,049	$3,037	$—	$25,491
Intersegment Revenues	69	944	—	(1,013)	—
Total	21,474	1,993	3,037	(1,013)	25,491

Depreciation and Amortization	3,669	519	66	57	4,311
Operating Income (Loss)	5,997	(568)	(300)	(272)	4,857
Interest Expense	4	16	—	1,838	1,858
Income Taxes	2,456	(257)	(130)	(822)	1,247
Net Income (Loss)	3,541	(370)	(187)	(1,182)	1,802
Identifiable Assets	247,871	7,831	9,077	13,574	278,353
Property, Plant and Equip., Net	131,402	5,413	591	128	137,534
Capital Expenditures	5,136	686	15	—	5,837

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Six Months Ended 6/30/03
Operating Revenue from Unaffiliated Customers	$44,609	$1,907	$7,294	$—	$53,810
Intersegment Revenues	137	1,948	—	(2,085)	—
Total	44,746	3,855	7,294	(2,085)	53,810

Depreciation and Amortization	7,753	1,125	121	52	9,051
Operating Income (Loss)	13,743	(1,267)	(484)	(751)	11,241
Interest Expense	7	38	—	3,000	3,045
Income Taxes	5,602	(595)	(205)	(1,443)	3,359
Net Income (Loss)	8,085	(856)	(295)	(2,077)	4,857
Identifiable Assets	200,423	8,331	10,403	8,576	227,733
Property, Plant and Equip., Net	125,892	5,572	574	223	132,261
Capital Expenditures	3,974	144	189	153	4,460

Six Months Ended 6/30/02
Operating Revenue from Unaffiliated Customers	$42,122	$2,083	$6,398	$—	$50,603
Intersegment Revenues	137	1,859	—	(1,996)	—
Total	42,259	3,942	6,398	(1,996)	50,603

Depreciation and Amortization	7,207	1,029	136	113	8,485
Operating Income (Loss)	12,507	(1,093)	(451)	(638)	10,325
Interest Expense	9	30	—	3,775	3,814
Income Taxes	5,099	(501)	(199)	(1,706)	2,693
Net Income (Loss)	7,354	(722)	(286)	(2,454)	3,892
Identifiable Assets	247,871	7,831	9,077	13,574	278,353
Property, Plant and Equip., Net	131,402	5,413	591	128	137,534
Capital Expenditures	7,923	1,208	55	139	9,325

NOTE 8. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9. STOCK COMPENSATION

At June 30, 2003, HickoryTech has four stock-based employee compensation plans, which are described more fully in the HickoryTech Annual Report of Form 10-K for the year ended December 31, 2002.  HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer. The modification extended the period after retirement during which the officer can exercise his vested options.  This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2003	6/30/2002	6/30/2003	6/30/2002
Reported Net Income	$2,510	$1,802	$4,857	$3,892
Add: Stock-based employee compensation expense included in reported net income	145	171	402	343
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(205)	(215)	(603)	(584)

Pro Forma Net Income	$2,450	$1,758	$4,656	$3,651

Earnings per share:
Basic - as reported	$0.18	$0.13	$0.35	$0.28
Basic - pro forma	$0.18	$0.13	$0.33	$0.26

Diluted - as reported	$0.18	$0.13	$0.35	$0.28
Diluted - pro forma	$0.18	$0.12	$0.33	$0.26

NOTE 10. FINANCIAL DERIVATIVE INSTRUMENTS

During the second quarter of 2003, HickoryTech began using derivative instruments to manage its exposure to interest rate risks. HickoryTech’s objective is to minimize the risks of these variable interest rate changes that could impact earnings. HickoryTech entered into an interest rate swap, which fixes the interest rate on a portion of its variable rate debt.

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met. HickoryTech has met those criteria with its cash flow hedge and SFAS. No. 133 states that they must recognize gains and losses in other comprehensive income rather than in earnings.

HickoryTech has variable rate debt instruments which subject the company to interest rate risk. HickoryTech has entered into interest rate swap agreements, with remaining maturities of 12 months to 60 months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded.

(Dollars in Thousands)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2002.	$—
Market value increase on interest rate swap hedge contracts	581
Accumulated other comprehensive income balance at June 30, 2003.	$581

The fair value of the HickoryTech’s derivatives at June 30, 2003 is a net asset of $985,000, which is included in other assets in the accompanying condensed consolidated balance sheet.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 (Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995) to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, data and long distance calling business in other ILECs’ territories. CLEC is in HickoryTech’s Telecom Sector. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly-owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. These wireless operations, combined with ILEC and CLEC, form HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it has operated as a leading telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota.

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

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of HickoryTech’s ILEC and CLEC central office switches and wireless switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are supplied by Nortel. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk. An additional layer of network infrastructure equipment for broadband services is provided by Nextlevel. Nextlevel is a newer supplier of cutting edge communications equipment and the Company is monitoring the risk level of maintaining Nextlevel as a supplier in light of its recent affiliation as wholly owned subsidiary of Motorola.

INDUSTRY SEGMENTS

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline and wireless telephone service, long distance, dial-up Internet access and owns and operates fiber optic cable facilities.  This sector includes three incumbent local exchange carriers (ILECs): MCTC, Mid-Comm and Heartland.  MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato.  The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

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

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal city government overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 1,000 access lines, or approximately 60%, of that community’s telephone business from HickoryTech. HickoryTech management does not believe there will be significant further impact from competition in Hawarden. HickoryTech responds to competitive changes with active programs to market products and to engineer its infrastructure for higher customer satisfaction.

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

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new competitive local exchange carrier (CLEC). Crystal offers local service, long distance and dial-up Internet access services on a competitive basis to customers in southern Minnesota and Iowa, which are not served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent telephone carrier in various communities and are offered under the brand name HickoryTech wireline service. These services are currently offered to customers in eight rural communities in Minnesota, as well as six rural communities in Iowa. Crystal’s primary strategy is to provide service by overbuilding with new telecommunications switching networks and telephone lines. Crystal also provides the long distance service and dial-up Internet access services to HickoryTech’s subscribers in both ILEC and CLEC markets.

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

MSWC, which owns all four of the Company’s FCC wireless licenses, derives its principal revenues and income from providing wireless telephone service to the retail customers in seven counties in south central Minnesota and from wireless roaming traffic. MSWC also derives roaming revenue from the six counties surrounding the metropolitan Minneapolis/St. Paul Metro A-2 area and roaming revenues from the PCS service territory that is comprised of 17 counties. MSWC directly competes against local wireless and PCS companies in southern Minnesota.

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. The Minnesota PUC has been considering intrastate access reform for several years; however, no formal action has been initiated. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

ILEC Iowa - In Iowa, companies with fewer than 15,000 access lines remain unregulated. HickoryTech’s Iowa ILEC subsidiary falls below this regulation threshold.

CLEC - HickoryTech’s CLEC companies operate in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies.

Wireline InterState -The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to a nationwide average cost of providing access. This biannual rate process was recently completed and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an FCC October 2001 order (a/k/a MAG Plan). Funds collected are pooled, and HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted from time to time. HickoryTech’s CLEC access rates are established in accordance with the FCC’s April 2001 order and no further changes are known at the present time.

Wireless – HickoryTech’s wireless business is subject to regulation by the FCC including rules governing the construction and operation of wireless communication systems and licensing and technical standards for provision of wireless communication services. The FCC has refrained from rate regulation of wireless communications services, but retains its statutory authority to impose such regulation. The FCC ordered wireless carriers to be able to pool telephone numbers by November 2003. Further, the FCC has ordered that wireless carriers implement Local Number Portability (LNP) by November 24, 2003. An industry challenge of the FCC’s order in federal District Court was rejected in June 2003. HickoryTech expects to comply with the FCC’s wireless number portability mandate to the extent it becomes legally obligated to do so. Accordingly, at this time, the Company cannot fully quantify the effects of implementing wireless number portability on its communication operations.

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

There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. For internal use, SuiteSolution enables HickoryTech to become a full-service billing provider for all aspects of the telecommunications industry on a fully integrated basis. For external use, SuiteSolution can provide wireline or wireless carriers the individual benefits of a billing platform, or to integrated service providers, such as HickoryTech, a total system solution. SuiteSolution was implemented in the Company’s CLEC businesses in 2002 and in the Company’s wireless business in the second quarter of 2003.

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone and data equipment sales and services as well as the sale, installation and service of voice over Internet Protocol business systems to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of telecommunication platforms such as Nortel on the voice side of the Enterprise Solutions’ business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Enterprise Solutions specializes in the quality custom installation and maintenance of wide area networking, local networking and transport solutions in telecommunications for end user customers.

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

OPERATING REVENUES - Consolidated operating revenues were $26,840,000, which is $1,349,000 or 5.3% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Consolidated operating revenues were $53,810,000, which is $3,207,000 or 6.3% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The revenue increase in 2003 was primarily attributable to a higher volume of business in the Telecom Sector and an increase in revenue in the Enterprise Solutions Sector. The Telecom Sector increases can be primarily attributed to the increase in the CLEC customer base and the result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network, and due to increased broadband data service lines installed. Two major reasons for the increase in the Enterprise Solutions Sector are the completion of the installation of a voice over Internet Protocol network in a corporate office, which was begun in 2002, and the installation of a voice over Internet Protocol network on a large college campus.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales, which is related to the Enterprise Solutions Sector was $2,550,000 which is $517,000 or 25.4% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Cost of sales was $5,069,000, which is $852,000 or 20.2% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Gross profit margin for this sector in the three and six months ended June 30, 2003 was 24.6% and 30.5%, respectively compared to 33.1% and 34.1% for the three and six months ended June 30, 2002, respectively. The increase in the cost of sales is the result of higher costs associated with volume of business in the Enterprise Solutions Sector.

OPERATING EXPENSES (excluding Depreciation and Amortization) - Operating expenses excluding depreciation and amortization was $14,013,000, which is $277,000 or 1.9% lower in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating expenses excluding depreciation and amortization was $28,449,000, which is $873,000 or 3.2 % higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in expenses in the second quarter of 2003 is primarily due to bad debt expense in the Telecom Sector.  $1,082,000 more bad debt was recorded in the first six months of 2002 compared to the same period in 2003, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. The decrease in bad debt was partially offset by increased expenses in the Telecom Sector related to the growth in CLEC customers and the costs associated with Project Socrates, a distance-learning network that provides Internet access and video conferencing to schools and libraries in south central Minnesota. The increase in operating expenses for the six months ended June 30, 2003 compared to the same period in 2002 were mainly attributed to the increased costs associated with CLEC customer growth and Project Socrates, as previously described. Initiatives aimed at maintaining low operating expenses have also been helpful in keeping labor and network expenses from rising significantly in 2003.

DEPRECIATION AND AMORTIZATION - Depreciation expense was $4,364,000, which is $433,000 or 11.0% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Depreciation expense was $8,526,000, which is $782,000 or 10.1% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Increases in the Telecom Sector’s network assets primarily account for the increase in depreciation expense. Amortization expense was $199,000, which is $181,000 or 47.6% lower in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Amortization expense was $525,000, which is $216,000 or 29.1% lower in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in amortization expense was largely due to Wireless assets that had been amortized for a portion of 2002 and were written off per SFAS 142 at the end of 2002.  Therefore, there was no amortization for these assets in 2003. In addition, an intangible asset in the Information Solutions Sector became fully amortized in the second quarter of 2003.

OPERATING INCOME - Operating income was $5,714,000, which is $857,000 or 17.6% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating income was $11,241,000, which is $916,000 or 8.9% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in operating income was largely due to increased CLEC revenues and decreased bad debts in the Telecom Sector and increased revenues in the Enterprise Solutions Sector, which were offset by the increase in operating expenses in the Telecom Sector and the increase in the cost of sales of the Enterprise Solutions Sector, all of which are described above.

INTEREST EXPENSE - Interest expense decreased $378,000 or 20.3% to $1,480,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Interest expense decreased $769,000 or 20.2% to $3,045,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in interest expense for the period was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 4.4% on June 30, 2002 to 3.9% on June 30, 2003 and a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $145,250,000 at June 30, 2003 and $163,500,000 at June 30, 2002.

INCOME TAXES – The effective income tax rate of approximately 41% in all periods presented exceeds the federal statutory rate primarily due to state income taxes.

NET INCOME - Consolidated net income was $2,510,000, which is $708,000 or 39.3% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Consolidated net income was $4,857,000, which is $965,000 or 24.8% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increases were due to the increase in the operating revenues of the Telecom and Enterprise Solutions Sectors as well as the decrease in bad debts in the Telecom Sector, which were partially offset by increases in the Telecom Sector operating expenses and Enterprise Solutions Sector cost of sales, as described above.

SECTOR RESULTS OF OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2003	6/30/2002	6/30/2003	6/30/2002

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,770	$3,757	$7,569	$7,559
Network Access	8,407	7,991	16,731	16,058
Intersegment	68	69	137	137
Other	2,128	2,331	4,390	4,658
Total ILEC	14,373	14,148	28,827	28,412

CLEC
Local Service	928	697	1,836	1,396
Other	1,496	796	2,802	1,456
Total CLEC	2,424	1,493	4,638	2,852

Long Distance	1,001	987	2,029	1,900

Internet	950	883	1,891	1,730

Wireless
Service	2,754	2,500	5,201	4,834
Home Roaming	263	280	437	474
Roaming	951	1,183	1,723	2,057
Total Wireless	3,968	3,963	7,361	7,365

Total Telecom Revenues	$22,716	$21,474	$44,746	$42,259

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$22,648	$21,405	$44,609	$42,122
Intersegment	68	69	137	137
	22,716	21,474	44,746	42,259

Operating Expenses, excluding Depr. and Amort.	11,509	11,808	23,250	22,545
Depreciation and Amortization	3,908	3,669	7,753	7,207
Operating Income	$7,299	$5,997	$13,743	$12,507

Net Income	$4,312	$3,541	$8,085	$7,354

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2003	6/30/2002	6/30/2003	6/30/2002

Operating Income	$7,299	$5,997	$13,743	$12,507
Depreciation and Amortization	3,908	3,669	7,753	7,207
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	$11,207	$9,666	$21,496	$19,714

Capital Expenditures	$2,602	$5,136	$3,974	$7,923

ILEC Access Lines	62,367	63,985

CLEC Access Lines
Overbuild	9,036	6,846
Unbundled Network Element (UNE)	1,338	1,217
Total Service Resale (TSR)	4,162	4,366
Total	14,536	12,429

Long Distance Customers	35,667	26,723

Internet Customers	15,307	13,643

Wireless Customers	25,961	25,806

Total Telecom Customers	153,838	142,586

DSL Customers	5,691	2,775

Telecom Sector operating revenues before intersegment eliminations were $22,716,000, which is $1,242,000 or 5.8% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Telecom Sector operating revenues before intersegment eliminations were $44,746,000, which is $2,487,000 or 5.9% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increases in 2003 compared to 2002 were primarily due to increased ILEC network access, growth in the CLEC, Long Distance and Internet service revenues as well as, increased wireless service revenue, partially offset by a decrease in roaming revenue.

ILEC network access revenue was $8,407,000, which is $416,000 or 5.2% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. ILEC network access revenue was $16,731,000, which is $673,000 or 4.2% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in network access revenue in 2003 compared to 2002 was driven by higher demand for dedicated lines and high-speed circuits. HickoryTech does not belong to any NECA traffic sensitive access revenue reimbursement pools, but instead, establishes access rates bi-annually following nationwide averages of providing access. The rates were adjusted as of July 2003 and HickoryTech expects an additional revenue increase somewhere in a range of $750,000 to $1,000,000 for the six months ending December 31, 2003.

CLEC local service revenue was $928,000, which is $231,000 or 33.1% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. CLEC local service revenue was $1,836,000, which is $440,000 or 31.5% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. CLEC access lines increased 2,107 or 17.0% between June 30, 2002 and June 30, 2003, which was the primary reason for the increase. In order to align itself with the company strategy of being a facilities-based telecommunications provider, HickoryTech has decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. Approximately 1,400 customers will be affected by this plan and will have their service revert to the incumbent ILEC in the third quarter of 2003. HickoryTech expects revenues to decrease by about $40,000 over the remainder of the year from the loss of these customers, but expects expenses to decrease about $50,000 for the same period. In addition, to coincide with this move, HickoryTech has already taken steps to consolidate its Minnesota and Iowa operations including having the Mankato location handle all call center activities for Minnesota and Iowa.

Other CLEC revenue was $1,496,000 which is $700,000 or 87.9% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Other CLEC revenue was $2,802,000, which is $1,346,000 or 92.4% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Other revenue included network access, high-speed data revenues and digital TV, which generally grew along with the increase in access lines in 2003 compared to 2002. Another reason for the increase in other revenue in 2003 was the additional $736,000 of revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.

Long distance revenue was $1,001,000, which is $14,000 or 1.4% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Long distance revenue was $2,029,000, which is $129,000 or 6.8% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. HickoryTech experienced an 8,944 or 33.5% increase in its long distance customer base between June 30, 2002 and June 30, 2003. Although the customer base is increasing, revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services. Also, a competitor of HickoryTech recently received approval from the state of Minnesota to offer long-distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories and with this approval, has the potential to create stronger competition with HickoryTech in these markets which could result in a reduction in long distance revenue in future periods.

Internet revenue was $950,000, which is $67,000 or 7.6% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Internet revenue was $1,891,000, which is $161,000 or 9.3% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in revenue was caused primarily by an increase in Internet customers of 1,664 or 12.2% between June 30, 2002 and June 30, 2003. In addition to the increase in customers, Internet revenue increased due to a migration of Internet customers from low-price introductory rate plans to mid-range full-service Internet packages.

Wireless service revenue was $2,754,000, which is $254,000 or 10.2% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Wireless service revenue was $5,201,000, which is $367,000 or 7.6% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in service revenue was primarily the result of increased equipment revenue and an increase in the average revenue per subscriber.

Wireless roaming revenue was $951,000, which is $232,000 or 19.6% lower in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Wireless roaming revenue was $1,723,000, which is $334,000 or 16.2% lower in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Roaming minutes from other wireless carriers’ customers traveling into HickoryTech’s wireless service territory have declined from historical levels, particularly due to technological changes among other wireless providers, which re-route the roaming minutes from HickoryTech’s wireless service towers to other providers. Other PCS wireless carriers have continued to build-out PCS licenses to carry their own customers’ traffic rather than pay roaming to HickoryTech. In addition, certain carriers have negotiated lower roaming rates with HickoryTech, further eroding the roaming revenue. However, in the second quarter of 2003 an agreement was made between HickoryTech and a major wireless carrier. Starting in mid-June, HickoryTech’s wireless network will carry the roaming traffic of this major wireless carrier. HickoryTech utilizes the TDMA (Time Division Multiple Access) technology platform for its wireless network. It is generally recognized in the industry that in the future, TDMA technology will eventually be replaced with either GSM (Global Standard for Mobile Telecommunications) or CDMA (Code Division Multiple Access) technology as the standard wireless operating platform. While Hickorytech currently enjoys a partnership with a major wireless carrier using the TDMA technology, this partnership may have lower revenue impacts with the gradual customer migration to GSM or CDMA technology. HickoryTech is currently exploring all options available regarding partnering with other GSM or CDMA carriers in the future.

Operating expenses excluding depreciation and amortization were $11,509,000, which is $299,000 or 2.5% lower in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating expenses excluding depreciation and amortization were $23,250,000, which is $705,000 or 3.1% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In the second quarter of 2002, HickoryTech recorded a $1,058,000 additional allowance for doubtful accounts due in large part to bankruptcies of interexchange carriers in the telecommunications industry.  If not for this amount, operating expenses excluding depreciation and amortization would have been $759,000 or 7.1% higher in the three months ended June 30, 2003 and $1,763,000 or 8.2% higher in the six months ended June 30, 2003 compared to the same periods in 2002. This increase in operating expenses was due primarily to the costs associated with the growth in CLEC customers and costs associated with Project SOCRATES, a distance-learning network that provides Internet access and video conferencing to schools and libraries in south central Minnesota.

Depreciation and amortization were $3,908,000, which is $239,000 or 6.5% higher in the three months ended June 30, 2003 and $7,753,000, which is $546,000 or 7.6% higher in the six months ended June 30, 2003 compared to the same periods in 2002. Depreciation expense was $3,883,000, which is $299,000 or 8.3% higher in the three months ended June 30, 2003 and $7,728,000, which is $672,000 or 9.5% higher in the six months ended June 30, 2003 compared to the same periods in 2002. The increase in depreciation expense can be largely attributed to increased network infrastructure. Amortization expense was $25,000, which is $60,000 or 70.1% lower in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Amortization expense was $25,000, which is $126,000 or 83.4% lower in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in amortization expense can be largely attributed to Wireless assets that were being amortized in 2002 but were written off per SFAS 142 at the end of 2002 (see Note 5).

Total operating expenses were $15,417,000, which is $60,000 or 0.4% lower in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Total operating expenses were $31,003,000, which is $1,251,000 or 4.2% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 for the reasons described in the preceding two paragraphs.

Operating income was $7,299,000, which is $1,302,000 or 21.7% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating income was $13,743,000, which is $1,236,000 or 9.9% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Net income was $4,312,000, which is $771,000 or 21.8% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Net income was $8,085,000, which is $731,000 or 9.9% higher in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. These increases were for the reasons described above.

Earnings before Interest, Taxes, Depreciation and Amortization were $11,207,000, which is $1,541,000 or 15.9% higher in the three months ended June 30, 2003 compared to the three months ended June 30. Earnings before Interest, Taxes, Depreciation and Amortization were $21,496,000, which is $1,782,000 or 9.0% higher in the six months ended June 30, 2003 compared to the six months ended June 30. EBITDA margins (i.e. EBITDA divided by revenues) for this sector were 49.3% and 48% for the three and six months ended June 30, 2003. The combination of revenues increasing $1,242,000 and the decline in operating expenses mentioned above resulted in the increased EBITDA. EBITDA represents a non-GAAP financial measure. HickoryTech defines EBITDA as operating income/(loss) excluding depreciation and amortization expense. A reconciliation of EBITDA to the operating income is included in the preceding table. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because management believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business.  Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. EBITDA should not be considered as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2003	6/30/2002	6/30/2003	6/30/2002
Revenues Before Eliminations
Unaffiliated Customers	$809	$1,049	$1,907	$2,083
Intersegment	975	944	1,948	1,859
	1,784	1,993	3,855	3,942
Operating Expenses, excluding Depr. and Amort.	1,931	2,042	3,997	4,006
Depreciation and Amortization	581	519	1,125	1,029

Operating Loss	$(728)	$(568)	$(1,267)	$(1,093)
Net Loss	$(483)	$(370)	$(856)	$(722)

Operating Loss	$(728)	$(568)	$(1,267)	$(1,093)
Depreciation and Amortization	581	519	1,125	1,029
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA)	$(147)	$(49)	$(142)	$(64)

Capital Expenditures	$—	$686	$144	$1,208

Operating revenues from unaffiliated customers decreased $240,000 or 22.9% to $809,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating revenues from unaffiliated customers decreased $176,000 or 8.4% to $1,907,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in operating revenues in the three months ended June 30, 2003 compared to the three and six months ended June 30, 2002 can be largely attributed to a few customers who have experienced a significant decrease in the volume processed.

Operating expenses excluding depreciation and amortization decreased $111,000 or 5.4% to $1,931,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating expenses excluding depreciation and amortization decreased $9,000 or 0.2% to $3,997,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  The decreases in operating expenses primarily reflect decreases in variable costs as volumes declined during these periods.

Depreciation and amortization expense increased $62,000 or 11.9% to $581,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Depreciation and amortization expense increased $96,000 or 9.3% to $1,125,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. These net increases primarily relate to amortization of costs of new billing software.

Total operating expenses decreased $49,000 to $2,512,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and increased $87,000 to $5,122,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 for the reasons described in the preceding two paragraphs.

Operating loss increased $160,000 or 28.2% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and $174,000 or 15.9% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Net loss increased $113,000 or 30.5% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and $134,000 or 18.6% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in operating loss and net loss was primarily attributable to the decline in revenues combined with the increase in depreciation and amortization discussed above.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (EBITDA) decreased $98,000 to ($147,000) in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and decreased  $78,000 to ($142,000) in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The EBITDA margin (i.e. EBITDA divided by revenues) for this sector was (8.2%) in the three months ended June 30, 2003 compared to (2.5%) in the three months ended June 30, 2002. The EBITDA margin for this sector was (3.7%) in the six months ended June 30, 2003 compared to (1.6%) in the six months ended June 30, 2002. The decrease in EBITDA and the EBITDA margin was primarily due to decreased operating revenues. EBITDA represents a non-GAAP financial measure. HickoryTech defines EBITDA as operating income/(loss) excluding depreciation and amortization expense. A reconciliation of EBITDA to operating loss is included in the preceding table. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because management believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. EBITDA should not be considered as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2003	6/30/2002	6/30/2003	6/30/2002
Revenues Before Intersegment Eliminations
Installation	$1,677	$1,260	$3,635	$2,656
Service	1,706	1,777	3,659	3,742
	3,383	3,037	7,294	6,398
Cost of Sales	2,550	2,033	5,069	4,217
Operating Expenses, excluding Depr. and Amort.	1,331	1,238	2,588	2,496
Depreciation and Amortization	60	66	121	136

Operating Loss	$(558)	$(300)	$(484)	$(451)
Net Loss	$(334)	$(187)	$(295)	$(286)

Operating Loss	$(558)	$(300)	$(484)	$(451)
Depreciation and Amortization	60	66	121	136
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA)	$(498)	$(234)	$(363)	$(315)

Capital Expenditures	$97	$15	$189	$55

Operating revenues increased $346,000 or 11.4% to $3,383,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and increased $896,000 or 14% to $7,294,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Installation revenue was $417,000 or 33.1% higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and $979,000 or 36.9% higher in the six months ended June 30, 2003 compared the six months ended June 30, 2002. The increase in installation revenues in the three months ended June 30, 2003 was primarily a result of an increase in sales and installations of PBX systems of $469,000 while the increase in installation revenues in the six months ended June 30, 2003 was also primarily a result of an increase in sales and installations of PBX systems of $742,000. Installations of a voice over Internet Protocol networks were performed in a corporate office and on a large college campus in Minnesota during the first six months of 2003. Service revenue decreased $71,000 or 4% to $1,706,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and $83,000 or 2.2% to $3,659,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Cost of sales increased $517,000 or 25.4% to $2,550,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and increased $852,000 or 20.2% to $5,069,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Gross profit margin for this sector in the three and six months ended June 30, 2003 was 24.6% and 30.5%, respectively compared to 33.1% and 34.1% for the three and six months ended June 30, 2002, respectively. The increase in cost of sales was the result of the increased installation work described above.

Operating expenses excluding depreciation and amortization increased $93,000 or 7.5% to $1,331,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and increased $92,000 or 3.7% to $2,588,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Depreciation and amortization decreased $6,000 or 9.1% in the three months ended June 30, 2003 compared to the three months ended June 30, 2003 and decreased $15,000 or 11% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Total operating expenses increased $87,000 to $1,391,000 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and $77,000 to $2,709,000 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 for the reasons described in the preceding two paragraphs.

Operating loss was $558,000 in the three months ended June 30, 2003 compared to an operating loss of $300,000 in the three months ended June 30, 2002. Operating loss was $484,000 in the six months ended June 30, 2003 compared to an operating loss of $451,000 in the six months ended June 30, 2002. Net loss in the three months ended June 30, 2003 was $334,000 compared to a net loss of $187,000 in the three months ended June 30, 2002. Net loss in the six months ended June 30, 2003 was $295,000 compared to a net loss of $286,000 in the six months ended June 30, 2002. The operating and net losses generated in the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 occurred for the reasons described above.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization decreased $264,000 or 112.8% to ($498,000) in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and decreased $48,000 or 15.2% to ($363,000) in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The EBITDA margin (i.e. EBITDA divided by revenues) for this sector was (14.7%) in the three months ended June 30, 2003 compared to (7.7%) in the three months ended June 30, 2002. The EBITDA margin for this sector was (5%) in the six months ended June 30, 2003 compared to (4.9%) in the six months ended June 30, 2002. The changes in EBITDA and the EBITDA margin were primarily due to the increase in operating losses. EBITDA represents a non-GAAP financial measure. HickoryTech defines EBITDA as operating income/(loss) excluding depreciation and amortization expense. A reconciliation of operating loss to EBITDA is included in the preceding table. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because management believes that EBITDA is a useful supplement to operating income/(loss) and other statements of operations data in understanding HickoryTech’s ability to service and/or incur indebtedness and is useful in measuring the performance and relative value of HickoryTech’s business.  Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s profitability or its ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation.  EBITDA should not be considered as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $15,890,000 in the first six months of 2003 compared to $16,569,000 in the first six months of 2002.  Cash flows from operations in the first six months of 2003 and 2002 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to timing of payments.  The decrease in cash flows from operations in the first six months of 2003 relative to the same period in 2002 was primarily due to a $1,327,000 decrease in the change in accounts payable and accrued expenses due to timing of payment differences, a $1,170,000 decrease in the change in the provision for losses on accounts receivable which was a direct result of carrier bankruptcies in 2002 being charged against the reserve, and a $1,082,000 decrease in the change in the billings and costs on contracts associated with Enterprise Solution contracts with a large Minnesota college of $790,000 and a large specialty retailer of $500,000.  These decreases were partially offset by a $965,000 increase in the change in net income, a $607,000 increase in the change in other assets and a $566,000 increase in the change in depreciation and amortization which was the result of normal asset addition increases across the company when comparing the first six months of 2003 relative to the same period in 2002.

Cash flows used in investing activities were $287,000 in the first six months of 2003 compared to cash flows used of $9,041,000 for the same period in 2002. Capital expenditures relating to ongoing businesses were $4,460,000 during the first six months of 2003 as compared to $9,325,000 for the same period in 2002. In 2002, capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services and continued buildout of the PCS network in the Telecom Sector. In addition, there were $4,100,000 redemptions of investments in the first six months of 2003, compared to $100,000 in the first six months of 2002.  The first six months of 2003 redemption reflects the amount by which HickoryTech was permitted to reduce its equity investment in one of its lenders, through conditions of its debt agreements.

Cash flows used in financing activities were $16,333,000 for the first six months of 2003 compared to $8,801,000 for the first six months of 2002.  Included in cash flows from financing activities are debt repayments and dividend payments.   HickoryTech made payments on its revolving credit facility of $14,000,000 during the first six months of 2003, and $8,000,000 during the first six months of 2002.  HickoryTech borrowed $1,250,000 on its revolving credit facility during the first six months of 2003, and $1,500,000 during the first six months of 2002. Dividend payments for the first six months of 2003 were $3,074,000 compared to $3,078,000 for the same period in 2002.  During the first six months of 2003, HickoryTech also repurchased 53,300 common shares for $519,000. In addition, HickoryTech retired 18,370 for $185,000 from a stock compensation plan in the second quarter of 2003.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $11,348,000 as of June 30, 2003, compared to working capital of $13,073,000 as of December 31, 2002.  The ratio of current assets to current liabilities was 2.0:1.0 as of June 30, 2003 and 1.9:1.0 as of December 31, 2002. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

LONG-TERM CONTRACTS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS - HickoryTech’s long-term obligations as of June 30, 2003 were $144,687,000, excluding current maturities of $1,426,000. As of June 30, 2003, HickoryTech had a $182,500,000 credit facility with a syndicate of banks. The credit facility is comprised of a $125,000,000 revolving credit component and a $57,500,000 term loan component. The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $23,000,000 of principal payments per quarter for the first two quarters in 2009 and $6,000,000 in the third quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates and was 3.9% at June 30, 2003. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. As of June 30, 2003, HickoryTech had drawn $145,250,000 on this credit facility and had $37,250,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first two quarters of 2003, this sector recorded additions to property, plant and equipment of $124,000 related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period:

	Payments Due by Year
(Dollars in Thousands)	Total	Remainder of 2003	2004 to 2006	2007 to 2008	2009 and after
Contractual Obligations
Long-term Debt	$145,250	$500	$29,813	$62,937	$52,000
Interest on Long-term Debt	29,375	2,891	16,731	8,522	1,231
Capital Lease Obligations	863	186	677	—	—
Interest on Capital Leases	57	20	37	—	—
Operating Leases	3,785	603	1,946	510	726
Total Contractual Cash Obligations	$179,330	$4,200	$49,204	$71,969	$53,957

Interest on Long-term Debt is estimated using the interest rate as of June 30, 2003.

The total commitment to HickoryTech on its revolving credit facility expires as follows:

	Amount of Commitment Expiration per Year
(Dollars in Thousands)	Total	Remainder of 2003	2004 to 2006	2007 to 2008	2009 and after
Revolving Credit Component	$125,000	$—	$64,063	$60,937	$—

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met. HickoryTech has met those criteria with its cash flow hedge and SFAS. No. 133 states that they must recognize gains and losses in other comprehensive income rather than in earnings. HickoryTech’s adoption of SFAS No. 133 resulted in a reduction in income of $10,000, net of tax, reported as interest expenses and an increase in comprehensive income of approximately $581,000, net of tax, for the three and six months ended June 30, 2003.

HickoryTech still uses some variable interest rate financial instruments as of June 30, 2003. HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms.  A lower level of interest expense is likely to occur because of a trend of reducing levels of debt and potentially lower weighted average interest rates.

In November 2002, HickoryTech began repurchasing its stock in over-the-counter trading under a previously announced repurchase plan.  HickoryTech funds the repurchase of its stock from cash flows from operations.  During the three months ended June 30, 2003, HickoryTech purchased 37,200 common shares for $358,000.  During the six months ended June 30, 2003, HickoryTech purchased 53,300 shares for $519,000. In addition, HickoryTech retired 18,370 shares for $185,000 from a stock compensation plan in the second quarter of 2003.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q is based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 of the notes to the financial statements included in this Form 10-Q) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002.  There were no significant changes to these critical accounting policies during the quarter ended June 30, 2003.

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

HickoryTech’s competitive local telephone companies (CLEC), Enterprise Solutions, and Information Solutions also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that these companies do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. HickoryTech engaged in no activities in the three or six months ended June 30, 2003 that are subject to the provisions of SFAS No. 146.  Accordingly, the adoption of SFAS No. 146 did not impact HickoryTech’s financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003. This standard is not expected to materially impact HickoryTech’s consolidated financial position or results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from twelve months to sixty months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholder’s equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire quarter ended June 30, 2003, HickoryTech’s interest expense would have increased $100,000 for the three months ended June 30, 2003. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire six months ended June 30, 2003, HickoryTech’s interest expense would have increased $213,000 for the six months ended June 30, 2003. In case of a change of such magnitude, management may act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

ITEM 4.     CONTROLS AND PROCEDURES

HickoryTech carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2003, the end of the period covered by this report.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended. During the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

None

Item 3.             Default Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

a.                     The annual shareholders’ meeting was held on April 14, 2003.

b.                    3 directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld	Broker Nonvotes

Myrita P. Craig	10,949,929	66,962	None
Lyle T. Bosacker	10,919,337	97,554	None
John E. Duffy	10,951,360	65,261	None

Item 5.             Other Information.

None.

Item 6.             Exhibits and Reports of Form 8-K.

(a)     Exhibits

Exhibit 31(a) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    HickoryTech filed a Form 8-K on April 29, 2003 containing a press release announcing its first quarter consolidated operating results.

HickoryTech filed a Form 8-K on May 30, 2003 announcing a TDMA roaming agreement with a major wireless carrier.

HickoryTech filed a Form 8-K on June 17, 2003 announcing it had effectively locked in on fixed interest rates on $100 million of the company’s long-term debt.

HickoryTech filed a Form 8-K on June 27, 2003 announcing the company’s improved expectations for the full year 2003 earnings per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003	HICKORY TECH CORPORATION

	By:	/s/ John E. Duffy.
John E. Duffy, Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer