Form 10-Q
period 2003-09-30
HICKORY TECH CORP
filed 2003-11-14
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003 OR

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

The total number of shares of the registrant’s common stock outstanding as of September 30, 2003: 13,997,543.

HICKORY TECH CORPORATION
September 30, 2003
PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Quarter Ended		For Nine Months Ended
(In Thousands Except Per Share Amounts)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
OPERATING REVENUES:
Telecom Sector	$18,810	$18,100	$56,058	$52,857
Information Solutions Sector	702	981	2,609	3,064
Enterprise Solutions Sector	3,565	5,257	10,859	11,655
TOTAL OPERATING REVENUES	23,077	24,338	69,526	67,576
COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,606	3,688	7,675	7,905
Operating Expenses, excluding Depreciation and Amortization	11,475	12,557	35,242	35,651
Depreciation	3,780	3,448	11,013	10,085
Amortization of Intangibles	236	336	761	989
TOTAL COSTS AND EXPENSES	18,097	20,029	54,691	54,630
OPERATING INCOME	4,980	4,309	14,835	12,946
OTHER INCOME (EXPENSE):
Equity in Net Income/(Loss) of Investees	1	(29)	(4)	(27)
Interest and Other Income	10	66	35	138
Interest Expense	(1,579)	(1,752)	(4,624)	(5,566)
TOTAL OTHER INCOME (EXPENSE)	(1,568)	(1,715)	(4,593)	(5,455)

INCOME BEFORE INCOME TAXES	3,412	2,594	10,242	7,491
INCOME TAXES	1,395	1,060	4,186	3,061
INCOME FROM CONTINUING OPERATIONS	2,017	1,534	6,056	4,430
DISCONTINUED OPERATIONS (Note 4)
Income (Loss) from operations of discont. component, including loss of the disposal of $25,345,000 in 2003	(24,873)	949	(23,487)	2,637
Income Taxes (Benefit)	(10,198)	389	(9,630)	1,081
INCOME (LOSS) ON DISCONT. OPERATIONS	(14,675)	560	(13,857)	1,556
NET INCOME (LOSS)	$(12,658)	$2,094	$(7,801)	$5,986

Basic Earnings Per Share - Continuing Operations	$0.14	$0.11	$0.43	$0.32
Basic Earnings Per Share - Discontinued Operations	(1.05)	0.04	(0.99)	0.11
	$(0.91)	$0.15	$(0.56)	$0.43
Dividends Per Share	$0.11	$0.11	$0.33	$0.33
Weighted Average Common Shares Outstanding	13,974	14,059	13,973	14,009

Diluted Earnings Per Share - Continuing Operations	$0.14	$0.11	$0.43	$0.32
Diluted Earnings Per Share - Discontinued Operations	(1.05)	0.04	(0.99)	0.11
	$(0.91)	$0.15	$(0.56)	$0.43
Weighted Average Common and Equivalent Shares Outstanding	14,024	14,117	14,031	14,093

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 2003
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	9/30/2003	12/31/2002
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$880	$1,874
Receivables, Net of Allowance for Doubtful Accounts of $1,201 and $1,358	10,343	11,056
Income Taxes Receivable	—	3,222
Costs in Excess of Billings on Contracts	839	2,107
Inventories	4,825	5,059
Deferred Income Taxes	951	951
Other	2,534	2,840
Assets Held for Sale	2,181	—
TOTAL CURRENT ASSETS	22,553	27,109
INVESTMENTS	6,741	10,517
PROPERTY, PLANT AND EQUIPMENT	224,482	247,375
Less ACCUMULATED DEPRECIATION	112,807	111,101
PROPERTY, PLANT AND EQUIPMENT, NET	111,675	136,274
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	507	34,669
Financial Derivative Instrument	1,961	—
Deferred Income Taxes	5,211	—
Deferred Costs and Other	4,945	6,556
Assets Held for Sale	27,481	—
TOTAL OTHER ASSETS	65,191	66,311
TOTAL ASSETS	$206,160	$240,211
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$2,608	$4,543
Accrued Expenses	2,495	3,719
Accrued Interest	60	512
Accrued Income Taxes	1,576	—
Billings in Excess of Costs on Contracts	275	80
Advanced Billings and Deposits	2,846	3,741
Liabilities Held for Sale	1,568	—
Current Maturities of Long-Term Obligations	1,482	1,441
TOTAL CURRENT LIABILITIES	12,910	14,036
LONG-TERM OBLIGATIONS, Net of Current Maturities	140,096	157,599
LONG-TERM LIABILITIES HELD FOR SALE	31	—
DEFERRED INCOME TAXES	—	4,377
DEFERRED REVENUE AND BENEFITS	5,766	5,604
TOTAL LIABILITIES	158,803	181,616
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 13,997,543 in 2003 and 13,983,929 in 2002	1,400	1,398
Additional Paid-In Capital	8,519	7,885
Retained Earnings	36,281	49,312
Accumulated Other Comprehensive Income	1,157	—
TOTAL SHAREHOLDERS’ EQUITY	47,357	58,595
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$206,160	$240,211

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 2003
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended
(Dollars In Thousands)	9/30/2003	9/30/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(7,801)	$5,986
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	13,545	12,918
Intangible Asset Impairment	21,000	—
Long-Lived Asset Impairment	4,345	—
(Gain) on Sale of Assets	(2)	—
Loss on Disposal of Assets	632	—
Deferred Income Taxes	(10,391)	—
Stock-Based Compensation	234	701
Employee Retirement Benefits and Deferred Compensation	242	460
Accrued Patronage Refunds	(443)	(589)
Equity in Net (Income) Loss of Investees	4	27
Provision for Losses on Accounts Receivable	601	2,218
Changes in Operating Assets and Liabilities:
Receivables	3,180	1,365
Inventories	(69)	(124)
Billings and Costs on Contracts	1,462	(53)
Accounts Payable and Accrued Expenses	(2,787)	(116)
Advance Billings and Deposits	(152)	230
Deferred Revenue and Benefits	(49)	28
Other	1,253	(226)
Net Cash Provided By Operating Activities	24,804	22,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(7,532)	(12,222)
Redemption of Investments	4,100	100
Proceeds from Sale of Assets	97	243
Net Cash Used In Investing Activities	(3,335)	(11,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Capital Lease Obligations	(385)	(329)
Repayments on Credit Facility	(18,500)	(10,950)
Borrowings on Credit Facility	1,250	2,200
Proceeds from Issuance of Common Stock	628	952
Dividends Paid	(4,610)	(4,438)
Stock Repurchase	(846)	—
Net Cash Used In Financing Activities	(22,463)	(12,565)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(994)	(1,619)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	2,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$880	$389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$5,355	$5,845
Cash Paid for Income Taxes, Net of Tax Refunds of $1,600 and $307	$150	$(47)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$173	$492

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
SEPTEMBER 30, 2003
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

The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector. An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method. The operations of this partnership ended during the second quarter of 2003 with dissolution to follow later in 2003. No material wind-down costs are anticipated. All inter-company transactions have been eliminated from the consolidated financial statements.

Certain reclassifications were made to the financial statements as of and for the three and nine months ended September 30, 2002 to conform to the 2003 presentation. These reclassifications did not change previously reported net income (loss), shareholders’ equity or cash flows.

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

On September 18, 2003, HickoryTech executed a definitive agreement to sell the stock of its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented (see Note 4).

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

	For Three Months Ended		For Nine Months Ended
	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Weighted Average Shares Outstanding	13,973,920	14,058,750	13,972,741	14,008,985
Stock Options (dilutive only)	32,952	42,885	41,236	68,996
Weighted Average Stock Subscribed (ESPP)	17,347	15,692	16,885	14,951
Weighted Average Dilutive Shares Outstanding	14,024,219	14,117,327	14,030,862	14,092,932

Options to purchase 408,883 and 117,150 shares for the three months ended September 30, 2003 and 2002, respectively and 112,950 and 76,650 shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of earnings per share assuming dilution calculation because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first three quarters of 2003 and 2002.

Shares Outstanding on Record Date	2003	2002
First Quarter (Feb. 15)	14,003,335	13,971,484
Second Quarter (May 15)	13,942,662	14,007,250
Third Quarter (August 15)	13,962,261	14,049,776

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first nine months of 2003 and 2002, shareholders have elected to reinvest $202,000 and $185,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income (loss), HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income (loss) for the three months ended September 30, 2003 and September 30, 2002 was ($12,082,000) and $2,094,000, respectively. Comprehensive income (loss) for the nine months ended September 30, 2003 and September 30, 2002 was ($6,644,000) and $5,986,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS

On September 18, 2003, HickoryTech executed a definitive agreement to sell the stock of its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC), for $25,000,000, subject to working capital and construction in progress adjustments to be determined at closing. The selling price is comprised of approximately one million shares of HickoryTech common stock to be returned to HickoryTech by WWC, and  $12,800,000 in cash. The market value of these shares was approximately $12,200,000 as of September 30, 2003.  The final fair market value of this stock consideration will be measured by the Company on the closing date of the sale.  HickoryTech will retire the shares of HickoryTech stock currently owned by WWC.  The transaction is expected to close in the fourth quarter of 2003, subject to approval of the Federal Communications Commission and satisfaction of various other closing conditions. The wireless operations are reported as part of the Telecom Sector. The condensed consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the purchase price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21 million ($12,390,000 after-tax), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which has greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the telecommunications market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144 the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($2,564,000 after tax). This charge is also recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. As of September 30, 2003, the carrying value of the remaining net assets of the wireless business is equal to its estimated selling price less the costs to sell it. The carrying value of the wireless assets and the related loss on discontinued operations is subject to adjustment to the extent that the fair market value of the HickoryTech shares to be received upon closing of the sale is higher or lower than the September 30, 2003 fair market value of the shares, or to the extent that actual costs to sell the wireless business are higher or lower than estimated.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Revenues	$4,009	$4,374	$11,370	$11,739

Income (Loss) Before Income Taxes	$(24,873)	$949	$(23,487)	$2,637

The carrying amounts and major classes of the assets and liabilities, which are presented as assets and liabilities held for sale in the accompanying balance sheet as of September 30, 2003 are as follow:

(Dollars in Thousands)

Current Assets Held for Sale:
Accounts Receivable	$1,729
Inventories	304
Other	148
Total	$2,181

Long-Term Assets Held for Sale:
Property, Plant and Equipment	$14,449
Intangible Assets FCC Licenses, (Net)	13,000
Other	32
Total	$27,481

Current Liabilities Held for Sale:
Accounts Payable	$615
Accrued Expenses	209
Other	744
Total	$1,568

Long-Term Liabilities Held for Sale:
Deferred Revenue	$31

NOTE 5. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.

NOTE 6. INTANGIBLE ASSETS

Effective January 1, 2002, HickoryTech adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, HickoryTech is no longer amortizing acquired goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is used to identify potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of this standard, HickoryTech completed a transitional impairment test for its acquired goodwill, determining the fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded. On a prospective basis, HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consist of wireless FCC licenses (FCC licenses). The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech is no longer amortizing FCC licenses as they are deemed to be intangible assets that have indefinite lives. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Due to the pending sale of Minnesota Southern Wireless Company, HickoryTech completed an impairment test in the third quarter of 2003 for the FCC licenses, as discussed in Note 4.

The carrying value of HickoryTech’s goodwill is $25,086,000 as of September 30, 2003 and December 31, 2002.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of September 30, 2003		As of December 31, 2002
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$821	$314	$821	$237
Other Intangibles	100	100	185	100
Total	$921	$414	$1,006	$337

Indefinite-Lived Intangible Assets
FCC Licenses	$13,000		$34,000

Amortization expense related to the definite-lived intangible assets for the three months ended September 30, 2003 and 2002 was $26,000 and $124,000, respectively. Amortization expense related to the definite-lived intangible assets for the nine months ended September 30, 2003 and 2002 was $77,000 and $351,000, respectively. Total estimated amortization expense for the remaining three months of 2003 and the five years subsequent to 2003 is as follows: 2003 (October 1 through December 31) - $25,000; 2004 - $102,000; 2005 - $102,000; 2006 - $102,000; 2007 - $102,000 and 2008 - $74,000.

The FCC licenses are included in assets held for sale as of September 30, 2003.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

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

HickoryTech’s competitive local telephone companies (CLEC), Enterprise Solutions, and Information Solutions, also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that its competitive local telephone companies along with Enterprise Solutions and Information Solutions do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

HickoryTech also adopted the provisions of SFAS No. 143 for its wireless operations as of January 1, 2003. HickoryTech performed an analysis to identify all potential Asset Retirement Obligations. The legal obligations identified consist of obligations to remediate leased property where cell sites are located. However, based upon HickoryTech’s experience and expectations, there is significant uncertainty as to whether third parties that own these leased properties would enforce their remediation rights related to the sites. Furthermore, HickoryTech determined the amount of asset retirement obligations, if any, related to its wireless operations under the provisions of SFAS No. 143 were not significant, and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations. In addition, due to the pending sale of the wireless operations (see Note 4), HickoryTech does not expect to incur any asset retirement obligations related to its wireless operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  HickoryTech has engaged in no activities in the three or nine months ended September 30, 2003 that are subject to the provisions of SFAS No. 146. Accordingly, the adoption of SFAS No. 146 did not impact HickoryTech’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for HickoryTech on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for HickoryTech in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not impact the financial position, results of operations, or cash flows of HickoryTech.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003. This standard did not change the accounting for HickoryTech’s interest rate swap contract and therefore had no impact on HickoryTech’s consolidated financial position, results of operations or cash flows (see Note 11).

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

Business segment information for the first three quarters of 2003 and 2002 is as follows. Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 9/30/03
Operating Revenue from Unaffiliated Customers	$18,810	$702	$3,565	$—	$23,077
Intersegment Revenues	69	848	—	(917)	—
Total	18,879	1,550	3,565	(917)	23,077

Depreciation and Amortization	3,319	618	61	18	4,016
Operating Income (Loss)	5,803	(826)	(369)	372	4,980
Interest Expense	3	15	—	1,561	1,579
Income Taxes (Benefit)	2,409	(376)	(154)	(484)	1,395

Income (Loss) from Continuing Operations	3,475	(540)	(221)	(697)	2,017
Income (Loss) from Discont. Operations Including Intersegment Revenues	(14,871)	139	—	57	(14,675)
Net Income (Loss)	(11,396)	(401)	(221)	(640)	(12,658)

Identifiable Assets	143,121	7,346	9,627	16,404	176,498
Property, Plant and Equip., Net	105,722	5,219	524	210	111,675
Capital Expenditures	1,935	7	12	3	1,957

Three Months Ended 9/30/02
Operating Revenue from Unaffiliated Customers	$18,100	$981	$5,257	$—	$24,338
Intersegment Revenues	68	841	—	(909)	—
Total	18,168	1,822	5,257	(909)	24,338

Depreciation and Amortization	3,144	519	65	56	3,784
Operating Income (Loss)	5,757	(821)	282	(909)	4,309
Interest Expense	9	14	—	1,729	1,752
Income Taxes (Benefit)	2,386	(383)	109	(1,052)	1,060

Income (Loss) from Continuing Operations	3,446	(552)	157	(1,517)	1,534
Income (Loss) from Discont. Operations Including Intersegment Revenues	371	131	—	58	560
Net Income (Loss)	3,817	(421)	157	(1,459)	2,094

Identifiable Assets	152,953	7,086	9,603	12,877	182,519
Property, Plant and Equip., Net	112,266	5,820	527	180	118,793
Capital Expenditures	1,110	658	—	72	1,840

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Nine Months Ended 9/30/03
Operating Revenue from Unaffiliated Customers	$56,058	$2,609	$10,859	$—	$69,526
Intersegment Revenues	206	2,379	—	(2,585)	—
Total	56,264	4,988	10,859	(2,585)	69,526

Depreciation and Amortization	9,779	1,743	182	70	11,774
Operating Income (Loss)	18,654	(2,510)	(853)	(456)	14,835
Interest Expense	10	53	—	4,561	4,624
Income Taxes (Benefit)	7,675	(1,142)	(359)	(1,988)	4,186

Income (Loss) from Continuing Operations	11,076	(1,643)	(516)	(2,861)	6,056
Income (Loss) from Discont. Operations Including Intersegment Revenues	(14,387)	386	—	144	(13,857)
Net Income (Loss)	(3,311)	(1,257)	(516)	(2,717)	(7,801)
Identifiable Assets	143,121	7,346	9,627	16,404	176,498
Property, Plant and Equip., Net	105,722	5,219	524	210	111,675
Capital Expenditures	5,091	151	201	156	5,599

Nine Months Ended 9/30/02
Operating Revenue from Unaffiliated Customers	$52,857	$3,064	$11,655	$—	$67,576
Intersegment Revenues	205	2,325	—	(2,530)	—
Total	53,062	5,389	11,655	(2,530)	67,576

Depreciation and Amortization	9,156	1,548	201	169	11,074
Operating Income (Loss)	17,027	(2,289)	(169)	(1,623)	12,946
Interest Expense	18	44	—	5,504	5,566
Income Taxes (Benefit)	7,008	(1,038)	(90)	(2,819)	3,061

Income (Loss) from Continuing Operations	10,111	(1,495)	(129)	(4,057)	4,430
Income (Loss) from Discont. Operations Including Intersegment Revenues	1,060	352	—	144	1,556
Net Income (Loss)	11,171	(1,143)	(129)	(3,913)	5,986

Identifiable Assets	152,953	7,086	9,603	12,877	182,519
Property, Plant and Equip., Net	112,266	5,820	527	180	118,793
Capital Expenditures	6,462	1,866	55	211	8,594

The Telecom Segment Identifiable Assets, Property Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business which is reported as a discontinued operation:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Identifiable Assets	$29,662	$95,887	$29,662	$95,887
Property, Plant and Equip., Net	14,449	17,526	14,449	17,526
Capital Expenditures	1,116	1,057	1,934	3,628

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

At September 30, 2003, HickoryTech has four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2002. HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer. The modification extended the period after retirement during which the officer can exercise his vested options. This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003. During the third quarter of 2003, the Board of Directors extended the period during which this option holder can exercise his vested options to December 31, 2004. This extension will not result in any additional compensation charges.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Reported Net Income (Loss)	$(12,658)	$2,094	$(7,801)	$5,986
Add: Stock-based employee compensation expense included in reported net income (loss)	(168)	358	234	701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	72	(451)	(531)	(1,035)

Pro Forma Net Income (Loss)	$(12,754)	$2,001	$(8,098)	$5,652

Earnings (Loss) per share:
Basic - as reported	$(0.91)	$0.15	$(0.56)	$0.43
Basic - pro forma	$(0.91)	$0.14	$(0.58)	$0.40

Diluted - as reported	$(0.91)	$0.15	$(0.56)	$0.43
Diluted - pro forma	$(0.91)	$0.14	$(0.58)	$0.40

NOTE 11. FINANCIAL DERIVATIVE INSTRUMENTS

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, as amended by SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

(Dollars in Thousands)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2002.	$—
Market value increase on interest rate swap agreement	1,157
Accumulated other comprehensive income balance at September 30, 2003.	$1,157

HickoryTech has variable rate debt instruments, which subject the company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of nine months to fifty-seven months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded.

The fair value of the HickoryTech’s derivatives at September 30, 2003 is a net asset of $1,961,000, which is included in other assets in the accompanying condensed consolidated balance sheet.

NOTE 12.  ABANDONED INITIATIVE

In September of 2003 HickoryTech abandoned a CLEC initiative. As a result, HickoryTech wrote off property, plant and equipment with a carrying value of $632,000. This $632,000 charge is included in the operating expenses of the Telecom Sector in the condensed consolidated statement of operations.

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

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, data and long distance calling business in other ILECs’ territories. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies.  HickoryTech acquired its Enterprise Solutions Sector in 1990 and it has operated as a leading telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. In the third quarter of 2003, HickoryTech entered into a definitive agreement to sell its wireless operations.  Management expects to complete the sale of its wireless business in the fourth quarter of 2003, subject to the approval of the Federal Communications Commission. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations.

THE COMPANY

The eight subsidiaries of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business segments in which they operate are:

TELECOM SECTOR
Mankato Citizens Telephone Company (MCTC)
Mid-Communications, Inc. (Mid-Comm)
Heartland Telecommunications Company of Iowa, Inc. (Heartland)
Cable Network, Inc. (CNI)
Crystal Communications, Inc. (Crystal)
Minnesota Southern Wireless Company (MSWC) – Discontinued Operation
INFORMATION SOLUTIONS SECTOR
National Independent Billing, Inc. (NIBI)
ENTERPRISE SOLUTIONS SECTOR
Collins Communications Systems Co. (Collins)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are repetitive and recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction and maintenance of fixed assets, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of HickoryTech’s central office switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are supplied by Nortel. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk. An additional layer of network infrastructure equipment for broadband services is provided by Nextlevel. Nextlevel is a newer supplier of communications equipment and the Company is monitoring the risk level of maintaining Nextlevel as a supplier in light of its status as a wholly owned subsidiary of Motorola.

INDUSTRY SEGMENTS

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, dial-up Internet access and owns and operates fiber optic cable facilities. This sector includes three incumbent local exchange carriers (ILECs): MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

The Telecom Sector also includes Crystal, a competitive local exchange carrier (CLEC). Crystal provides local telephone service, long distance and dial-up Internet access on a competitive basis. Crystal has customers in eight rural communities in Minnesota and two communities in Iowa that are not in HickoryTech’s ILEC service areas.

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

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. CNI’s operations are not subject to regulation by the state regulatory authority.  Neither the Minnesota Public Utilities Commission nor the Iowa Utilities Board regulates the rate of return or profits of each of HickoryTech’s ILEC operations due to the size of these companies relative to state regulation. In Minnesota, MCTC and Mid-Comm’s price and service levels are monitored by regulators. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota ILECs. Regardless of whether a particular rate is subject to regulatory review, the ability of HickoryTech and its subsidiaries to change rates will be determined by various factors, including economic and competitive circumstances.

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

Competition also exists for some of the services provided to interexchange carriers, such as customer billing services, dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers themselves. The provision of these services is either of a contractual nature or is month-to-month service out of a general tariff, but in either case is primarily controlled by the interexchange carriers. As interexchange carriers make these service decisions, changes have the potential of changing the Company’s revenue in the Telecom Sector. Other services, such as directory advertising and wireless communications, are open to competition. Competition is based primarily on service and experience.

In September 2003, a potential competitor filed a request to negotiate interconnection arrangements with HickoryTech’s Minnesota ILECS, MCTC & Mid-Comm. This potential competitor is an experienced company with the ability to offer bundled services. MCTC and Mid-Comm have made a filing with the Minnesota Public Utilities commission exerting their rural exemption from certain components of this request. The potential competitor has not, as yet, followed through with its competitive filings in any other jurisdiction. At this time, HickoryTech is unable to predict the outcome of this proceeding.

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new competitive local exchange carrier (CLEC). Crystal offers local service, long distance and dial-up Internet access services on a competitive basis to customers in southern Minnesota and Iowa, which are not served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent telephone carrier in various communities and are offered under the brand name HickoryTech wireline service. These services are currently offered to customers in eight rural communities in Minnesota, as well as two communities in Iowa. Crystal’s primary strategy is to provide service by overbuilding with new telecommunications switching networks and telephone lines. Crystal also provides the long distance service and dial-up Internet access services to HickoryTech’s subscribers in both ILEC and CLEC markets.

CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission in each state it serves. Crystal competes directly against existing ILECs in the areas in which Crystal operates. Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

On September 18, 2003, HickoryTech executed a definitive agreement to sell the stock of its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC), for $25,000,000, subject to working capital and construction in progress adjustments to be determined at closing. The selling price is comprised of approximately one million shares of HickoryTech common stock to be returned to HickoryTech by WWC, and  $12,800,000 in cash. The market value of these shares was approximately $12,200,000 as of September 30, 2003.  The final fair market value of this stock consideration will be measured by the Company on the closing date of the sale.  HickoryTech will retire the shares of HickoryTech stock currently owned by WWC. The transaction is expected to close in the fourth quarter of 2003, subject to approval of the Federal Communications Commission and satisfaction of various other closing conditions. The wireless operations are reported as part of the Telecom Sector. All statements of operations data and schedules included herein have been restated to reflect wireless operations as discontinued operations.

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the purchase price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21 million ($12,390,000 after-tax), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which has greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the telecommunications market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144 the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($2,564,000 after tax). This charge is also recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. As of September 30, 2003, the carrying value of the remaining net assets of the wireless business is equal to its estimated selling price less the costs to sell it. This carrying value of the wireless assets and the related loss on discontinued operations is subject to adjustment to the extent that the fair market value of the HickoryTech shares to be received upon closing of the sale is higher or lower than the September 30, 2003 fair market value of the shares, or to the extent that actual costs to sell the wireless business are higher or lower than estimated.

The wireless telephone business consists of the “A-side” FCC wireless license to operate in Minnesota’s Rural Service Area 10 (RSA 10), the Minneapolis/St. Paul Metro A-2 (Metro A-2) wireless license and two digital personal communications services (PCS) licenses covering the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea.

In south central Minnesota, MSWC provides wireless service for Minnesota’s Rural Service Area 10 (RSA 10), under the brand name of HickoryTech Wireless. MSWC owns 100% of the  “A-side” FCC wireless license to operate in seven counties in south central Minnesota. The area overlaps and is larger than HickoryTech’s Minnesota ILEC and CLEC service areas and serves a population of approximately 240,000. This business also owns the Minneapolis/St. Paul Metro A-2 (Metro A-2) wireless license, which was acquired on June 1, 1999. The Metro A-2 property surrounds the metropolitan Minneapolis/St. Paul area and is located in five Minnesota counties and in one Wisconsin county. Metro A-2 provides service to an area with a population of approximately 185,000. In addition, this business also owns the PCS licenses for the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The two BTAs are located in 16 Minnesota counties and one Iowa county and provide service to an area with a population of approximately 500,000, some of which coincide with the previously mentioned wireless RSA 10 population of 240,000.

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

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. The Minnesota PUC has been considering intrastate access reform for several years. While no formal action has been concluded, the Minnesota PUC recently issued a Statement of Proposed Inquiry regarding state Access Reform and state Universal Service. Minnesota process in matters such as these, usually involve outcomes that may not by realized until the end of 2004. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

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

Wireless – HickoryTech’s wireless business is subject to regulation by the FCC including rules governing the construction and operation of wireless communication systems and licensing and technical standards for provision of wireless communication services. The FCC has refrained from rate regulation of wireless communications services, but retains its statutory authority to impose such regulation. The FCC ordered wireless carriers to be able to pool telephone numbers by November 2002. Further, the FCC has ordered that wireless carriers implement Local Number Portability (LNP) by November 24, 2003. HickoryTech expects to comply with the FCC’s wireless LNP mandate. The Company expects the cost of implementing wireless LNP to be approximately $50,000 for system implementation costs and approximately $2,500 per month for ongoing maintenance.

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

There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. Management is unable to quantify what effect, if any, the pending sale of the wireless business may have on the marketplace for this product.

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone and data equipment sales and services as well as the sale, installation and service of voice over Internet Protocol business systems to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of telecommunication platforms such as Nortel on the voice side of the Enterprise Solutions’ business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Enterprise Solutions specializes in the quality custom installation and maintenance of data wide area networking solutions.

Revenues are primarily earned by the sales, installation and service of business telephone systems. Enterprise Solutions continues its commitment to service and support of its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No single customer in the Enterprise Solutions Sector accounts for ten percent or more of HickoryTech’s consolidated revenues.

Companies compete in equipment sales and service and voice over Internet Protocol communications products market in which Enterprise Solutions operates. Competition is based primarily on price and service. No one company is dominant in this field. Enterprise Solutions offers customer premises telephone and data equipment through well-trained and experienced market representatives with long-term customer relationships. The Enterprise Solutions Sector’s activities are focused on the sale, installation and service of business telephone systems and data communications equipment to companies based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech’s ILEC and CLEC operations in Minnesota and Iowa.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS

The following is a summarized discussion of consolidated results of operations from continuing operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES FROM CONTINUING OPERATIONS - Consolidated operating revenues from continuing operations were $23,077,000, which is $1,261,000 or 5.2% lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Consolidated operating revenues from continuing operations were $69,526,000, which is $1,950,000 or 2.9% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in revenues from continuing operations in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 can be primarily attributed to a decrease in revenue in the Information Solutions Sector and a lower volume of business in the Enterprise Solutions Sector. The decrease in revenues in the Information Solutions sector can be largely attributed to a few customers who have experienced a significant decrease in volumes processed. In the third quarter of 2002, the Enterprise Solutions sector experienced an increase in installation revenues due to revenues related to a significant voice over Internet Protocol network HickoryTech was installing in the corporate offices of a large specialty retailer. This project was substantially completed by the third quarter of 2003, which resulted in the revenue decline between quarters. The increase in revenues from continuing operations in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was largely due to increases in revenues in the Telecom Sector resulting from increases in network access revenues, the CLEC customer base and increased broadband data service lines installed. This increase was partially offset by decreases in revenues in the Information Solutions Sector and the Enterprise Solutions Sector. The decrease in revenues in the Information Solutions sector can be largely attributed to a few customers who have experienced a significant decrease in volumes processed. In the third quarter of 2002, the Enterprise Solutions sector experienced an increase in installation revenues due to revenues related to a significant voice over Internet Protocol network HickoryTech was installing in the corporate offices of a large specialty retailer. This project has been substantially completed by the third quarter of 2003, which resulted in the revenue decline between quarters.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales, which is related to the Enterprise Solutions Sector was $2,606,000 which is $1,082,000 or 29.3% lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Cost of sales was $7,675,000, which is $230,000 or 2.9% lower in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Gross profit margin for this sector in the three and nine months ended September 30, 2003 was 26.9% and 29.3%, respectively, compared to 29.8% and 32.2% for the three and nine months ended September 30, 2002, respectively. The decrease in the cost of sales is the result of lower costs associated with volume of business in the Enterprise Solutions Sector and the decrease in the gross profit margin is the result of lower margins associated with a couple large system installations, which Enterprise Solutions performed in 2003.

OPERATING EXPENSES FROM CONTINUING OPERATIONS (excluding Depreciation and Amortization) - Operating expenses from continuing operations excluding depreciation and amortization was $11,475,000, which is $1,082,000 or 8.6% lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating expenses from continuing operations excluding depreciation and amortization was $35,242,000, which is $409,000 or 1.1 % lower in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In September of 2003, HickoryTech abandoned a CLEC initiative in a specific market. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment which was written down to a carrying value of zero in the third quarter of 2003. The remaining decrease in operating expenses from continuing operations is primarily due to lower bad debt expense in the Telecom Sector of $499,000 for the three months ended September 30, 2003 compared to three months ended September 30, 2002. The higher bad debt expense in 2002 was due in large part to bankruptcies of interexchange carriers in the telecommunications industry. Another factor contributing to the decrease in expenses in the third quarter of 2003 compared to the third quarter of 2002 was a $859,000 reduction in compensation accruals associated with management incentives, which are tied to financial metrics and are not expected to be achieved as a result of the loss from discontinued operations recorded in the third quarter of 2003. The decrease in bad debt expense and the incentive compensation in 2003 were partially offset by increased expenses in the Telecom Sector related to the growth in CLEC customers. The Company’s initiative to maintain low operating expenses have also contributed to keeping labor and network expenses from rising significantly in 2003. Without the CLEC initiative write-off, operating expenses excluding depreciation and amortization would have been $34,610,000, which is $1,041,000 or 2.9% lower in the nine months ended September 30, 2003 compared to nine months ended September 30, 2002. The decrease in bad debt expense in 2003 was partially offset by increased expenses in the Telecom Sector related to the growth in CLEC customers. The Company’s initiative to maintain low operating expenses have also contributed to keeping labor and network expenses from rising significantly in 2003.

DEPRECIATION AND AMORTIZATION FROM CONTINUING OPERATIONS - Depreciation expense from continuing operations was $3,780,000, which is $332,000 or 9.6% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Depreciation expense from continuing operations was $11,013,000, which is $928,000 or 9.2% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Increases in the Telecom Sector’s network assets, specifically the assets associated with the CLEC business, and amortization of new billing software primarily account for the increase in depreciation expense from continuing operations. Amortization expense from continuing operations was $236,000, which is $100,000 or 29.8% lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Amortization expense from continuing operations was $761,000, which is $228,000 or 23.1% lower in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in amortization expense from continuing operations was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003 and no amortization expense recorded for an intangible asset that was written off at the end of 2002.

OPERATING INCOME FROM CONTINUING OPERATIONS - Operating income from continuing operations was $4,980,000, which is $671,000 or 15.6% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating income from continuing operations was $14,835,000, which is $1,889,000 or 14.6% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in operating income from continuing operations for the three and nine months ended September 30, 2003 was largely due to increased network access revenues, increased CLEC revenues, decreased bad debts in the Telecom Sector and the incentive compensation reversal, which were partially offset by the increase in operating expenses in the Telecom Sector and the decrease in the Information Solutions and Enterprise Solutions Sectors’ revenues, all of which are described above.

INTEREST EXPENSE FROM CONTINUING OPERATIONS - Interest expense from continuing operations decreased $173,000 or 9.9% to $1,579,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Interest expense from continuing operations decreased $942,000 or 16.9% to $4,624,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in interest expense from continuing operations for the period was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $140,750,000 at September 30, 2003 and $161,250,000 at September 30, 2002.

INCOME TAXES – The effective income tax rate of approximately 41% in all periods presented exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS - Consolidated income from continuing operations was $2,017,000, which is $483,000 or 31.5% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Consolidated income from continuing operations was $6,056,000, which is $1,626,000 or 36.7% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in operating income from continuing operations was largely due to increased network access revenues, increased CLEC revenues, and decreased bad debts in the Telecom Sector, which were partially offset by the increase in operating expenses in the Telecom Sector and the decrease in the Information Solutions and Enterprise Solutions Sectors’ revenues, as described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,780	$3,760	$11,349	$11,319
Network Access	8,370	8,096	25,101	24,154
Intersegment	69	68	206	205
Other	2,355	2,231	6,745	6,889
Total ILEC	14,574	14,155	43,401	42,567

CLEC
Local Service	926	820	2,762	2,216
Other	1,440	1,247	4,242	2,703
Total CLEC	2,366	2,067	7,004	4,919

Long Distance	995	1,028	3,024	2,928

Internet	944	918	2,835	2,648

Total Telecom Revenues	$18,879	$18,168	$56,264	$53,062

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$18,810	$18,100	$56,058	$52,857
Intersegment	69	68	206	205
	18,879	18,168	56,264	53,062

Operating Expenses, excluding Depr. and Amort.	9,757	9,267	27,831	26,879
Depreciation and Amortization	3,319	3,144	9,779	9,156
Operating Income	$5,803	$5,757	$18,654	$17,027

Income from Continuing Operations	$3,475	$3,446	$11,076	$10,111
Income (Loss) from Discontinued Operations	(14,871)	371	(14,387)	1,060
Net Income (Loss)	$(11,396)	$3,817	$(3,311)	$11,171

Capital Expenditures, excluding discontinued wireless business	$1,935	$1,110	$5,091	$6,462

ILEC Access Lines	63,421	65,360

CLEC Access Lines
Overbuild	9,607	7,385
Unbundled Network Element (UNE)	1,492	1,311
Total Service Resale (TSR)	2,938	4,736
Total	14,037	13,432

Long Distance Customers	39,663	33,746

Internet Customers	15,901	13,936

Total Telecom Customers, excluding discontinued wireless business	133,022	126,474

DSL Customers	6,694	3,162

Telecom Sector operating revenues before intersegment eliminations were $18,879,000, which is $711,000 or 3.9% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Telecom Sector operating revenues before intersegment eliminations were $56,264,000, which is $3,202,000 or 6.0% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increases in 2003 compared to 2002 were primarily due to increased ILEC network access, growth in the CLEC and Internet service revenues.

ILEC network access revenue was $8,370,000, which is $274,000 or 3.4% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. ILEC network access revenue was $25,101,000, which is $947,000 or 3.9% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in network access revenue in 2003 compared to 2002 was driven by higher demand for dedicated lines and high-speed circuits. HickoryTech does not belong to any NECA traffic sensitive access revenue reimbursement pools, but instead, establishes access rates bi-annually following nationwide averages of providing access. HickoryTech’s interstate access rates were adjusted as of July 2003 and HickoryTech expects an additional revenue increase associated with transport components of access somewhere in a range of $375,000 to $500,000 for the three months ending December 31, 2003. Long-term continuation of these revenues is uncertain, however, as changes in the industry occur.

CLEC local service revenue was $926,000, which is $106,000 or 12.9% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. CLEC local service revenue was $2,762,000, which is $546,000 or 24.6% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. CLEC access lines increased by 605 lines or 4.5%, between September 30, 2002 and September 30, 2003, which was the primary reason for the increase. In addition, HickoryTech saw an increase in revenue of approximately $134,000 generated by optional calling plans in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. As of September 30, 2003, HickoryTech has stopped providing service for 734 customers. As a result, revenues have decreased approximately $47,000 in the third quarter of 2003 compared to the second quarter of 2003. In addition, HickoryTech expects revenues to decrease approximately $131,000 in the fourth quarter of 2003 compared to the third quarter of 2003 due to this action of exiting CLEC resale in Iowa.

Other CLEC revenue was $1,440,000, which is $193,000 or 15.5% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Other CLEC revenue was $4,242,000, which is $1,539,000 or 56.9% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Other revenue included network access, high-speed data revenues and digital TV, which generally grew along with the increase in access lines in 2003 compared to 2002. The increase in other CLEC revenue for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was the additional $705,000 of revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network.

Long distance revenue was $995,000, which is $33,000 or 3.2 % lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Long distance revenue was $3,024,000, which is $96,000 or 3.3% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. HickoryTech experienced a 5,917 or 17.5% increase in its long distance customer base between September 30, 2002 and September 30, 2003. Although the customer base is increasing, revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services. Also, a competitor of HickoryTech recently received approval from the state of Minnesota to offer long-distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories and with this approval, has the potential to create stronger competition with HickoryTech in these markets, which could result in a reduction in long distance revenue in future periods.

Internet revenue was $944,000, which is $26,000 or 2.8% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Internet revenue was $2,835,000, which is $187,000 or 7.1% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in revenue was caused primarily by an increase in Internet customers of 1,965 or 14.1% between September 30, 2002 and September 30, 2003.

Operating expenses excluding depreciation and amortization were $9,757,000, which is $490,000 or 5.3% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating expenses excluding depreciation and amortization were $27,831,000, which is $952,000 or 3.5% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In September of 2003, HickoryTech abandoned a CLEC initiative in a specific market. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment which was written down to a carrying value of zero in the third quarter of 2003. This charge is included in the operating expenses of the Telecom Sector on the condensed consolidated statement of operations. The remaining decrease in expenses is primarily due to lower bad debt expense of $499,000 and $1,507,000 recorded in the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. The higher bad debt expense in 2002 was due in large part to bankruptcies of interexchange carriers in the telecommunications industry. Another factor contributing to the decrease in expenses in the third quarter of 2003 compared to the third quarter of 2002 was a $104,000 reduction in compensation accruals associated with management incentives, which are tied to financial metrics and are not expected to be achieved as a result of the loss from discontinued operations recorded in the third quarter of 2003. The decrease in bad debt expense and incentive compensation were partially offset by increased expenses related to customer operations in the growing CLEC business. Without the CLEC initiative write-off, operating expenses excluding depreciation and amortization would have been $27,199,000, which is $320,000 or 1.2% higher in the nine months ended September 30, 2003 compared to nine months ended September 30, 2002. The increase in operating expenses was due primarily to the costs associated with the growth in CLEC customers partially offset by the decrease in bad debt expense mentioned above. In the second quarter of 2003 and in order to align itself with the company strategy of being a facilities-based telecommunications provider, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. As of September 30, 2003, HickoryTech has stopped providing service for 734 customers. Expenses have decreased approximately $91,000 in the third quarter of 2003 compared to the second quarter of 2003. In addition, HickoryTech expects expenses to decrease approximately $70,000 in the fourth quarter of 2003 compared to the third quarter of 2003, due to this action of exiting CLEC resale in Iowa.

Depreciation and amortization were $3,319,000, which is $175,000 or 5.6% higher in the three months ended September 30, 2003 and $9,779,000, which is $623,000 or 6.8% higher in the nine months ended September 30, 2003 compared to the same periods in 2002. Depreciation expense was $3,293,000, which is $191,000 or 6.2% higher in the three months ended September 30, 2003 and $9,728,000, which is $677,000 or 7.5% higher in the nine months ended September 30, 2003 compared to the same periods in 2002. The increase in depreciation expense can be largely attributed to increased network infrastructure. Amortization expense was $26,000, which is $16,000 or 38.1% lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Amortization expense was $51,000, which is $54,000 or 51.4% lower in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in amortization expense was largely due to no amortization expense recorded for an intangible asset that was written off at the end of 2002.

Total operating expenses were $13,076,000, which is $665,000 or 5.4% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Total operating expenses were $37,610,000, which is $1,575,000 or 4.4% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. These expenses increased for the reasons described in the preceding two paragraphs.

Operating income was $5,803,000, which is $46,000 or 0.8% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating income was $18,654,000, which is $1,627,000 or 9.6% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Net income was $3,475,000, which is $29,000 or 0.8% higher in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Net income was $11,076,000, which is $965,000 or 9.5% higher in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. These increases were for the reasons described above.

On September 18, 2003, HickoryTech executed a definitive agreement to sell the stock of its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC), for $25,000,000, subject to working capital and construction in progress adjustments to be determined at closing. The selling price is comprised of approximately one million shares of HickoryTech common stock to be returned to HickoryTech by WWC, and  $12,800,000 in cash. The market value of these shares was approximately $12,200,000 as of September 30, 2003.  The final fair market value of this stock consideration will be measured by the Company on the closing date of the sale.  HickoryTech will retire the shares of HickoryTech stock currently owned by WWC. The transaction is expected to close in the fourth quarter of 2003, subject to approval of the Federal Communications Commission and satisfaction of various other closing conditions. The wireless operations are reported as part of the Telecom Sector. All statements of operations data included herein has been restated to reflect wireless operations as discontinued operations.

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the purchase price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21 million ($12,390,000 after-tax), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which has greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the telecommunications market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144 the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($2,564,000 after tax). This charge is also recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. As of September 30, 2003, the carrying value of the remaining net assets of the wireless business is equal to its estimated selling price less the costs to sell it. This carrying value of the wireless assets and the related loss on discontinued operations is subject to adjustment to the extent that the fair market value of the HickoryTech shares to be received upon closing of the sale is higher or lower than the September 30, 2003 fair market value of the shares, or to the extent that actual costs to sell the wireless business are higher or lower than estimated.

Revenue from wireless discontinued operations was $4,009,000 for the three months ended September 30, 2003, which is $365,000 or 8.3% lower than the three months ended September 30, 2002. Revenue from wireless discontinued operations was $11,370,000 for the nine months ended September 30, 2003, which is $369,000 or 3.1% lower than the nine months ended September 30, 2002. The decrease in revenue from wireless discontinued operations for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 was the result of a decrease in roaming revenues.  The decrease in revenue from wireless discontinued operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was the result of a decrease in roaming revenues, partially offset by an increase in equipment sales.

The loss before taxes from wireless discontinued operations was $24,873,000 for the three months ended September 30, 2003, compared to income of $949,000 for the three months ended September 30, 2002. The loss before taxes from wireless discontinued operations was $23,487,000 for the nine months ended September 30, 2003 compared to income of $2,637,000 for the nine months ended September 30, 2002. The decrease for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 is mainly due to the $21,000,000 intangible asset impairment and the $4,345,000 long-lived asset impairment that was recorded in the third quarter of 2003, which are described above.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Revenues Before Eliminations
Unaffiliated Customers	$702	$981	$2,609	$3,064
Intersegment	848	841	2,379	2,325
	1,550	1,822	4,988	5,389
Operating Expenses, excluding Depr. and Amort.	1,758	2,124	5,755	6,130
Depreciation and Amortization	618	519	1,743	1,548

Operating Loss	$(826)	$(821)	$(2,510)	$(2,289)
Net Loss	$(540)	$(552)	$(1,643)	$(1,495)

Capital Expenditures	$7	$658	$151	$1,866

Operating revenues from unaffiliated customers decreased $279,000 or 28.4% to $702,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating revenues from unaffiliated customers decreased $455,000 or 14.8% to $2,609,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in operating revenues in the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 can be largely attributed to the loss of a couple customers in 2003.

Operating expenses excluding depreciation and amortization decreased $366,000 or 17.2% to $1,758,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating expenses excluding depreciation and amortization decreased $375,000 or 6.1% to $5,755,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decreases in operating expenses primarily reflect cost control measures initiated by management. In addition, shipping and other pass-through costs have declined due to the loss of a couple customers in 2003.

Depreciation and amortization expense increased $99,000 or 19.1% to $618,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Depreciation and amortization expense increased $195,000 or 12.6% to $1,743,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. These net increases primarily relate to amortization of costs of new billing software developed during 2002.

Total operating expenses decreased $267,000 to $2,376,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and decreased $180,000 to $7,498,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. These decreases were for the reasons described in the preceding two paragraphs.

Operating loss increased $5,000 or 0.6% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and increased $221,000 or 9.7% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Net loss decreased $12,000 or 2.2% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and increased $148,000 or 9.9% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in operating loss and net loss for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was due to the decrease in operating expenses. The increase in operating loss and net loss for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily attributable to the decline in revenues combined with the increase in depreciation and amortization discussed above.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Revenues Before Intersegment Eliminations
Installation	$1,698	$3,352	$5,333	$6,008
Service	1,867	1,905	5,526	5,647
	3,565	5,257	10,859	11,655
Cost of Sales	2,606	3,688	7,675	7,905
Operating Expenses, excluding Depr. and Amort.	1,267	1,222	3,855	3,718
Depreciation and Amortization	61	65	182	201

Operating Income/(Loss)	$(369)	$282	$(853)	$(169)
Net Income/(Loss)	$(221)	$157	$(516)	$(129)

Capital Expenditures	$12	$—	$201	$55

Operating revenues decreased $1,692,000 or 32.2% to $3,565,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and decreased $796,000 or 6.8% to $10,859,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Installation revenue was $1,654,000 or 49.3% lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and $675,000 or 11.2% lower in the nine months ended September 30, 2003 compared the nine months ended September 30, 2002. The decrease in installation revenues in the three months ended September 30, 2003 was primarily a result of a decrease in sales and installations of PBX systems of $1,904,000 while the decrease in installation revenues in the nine months ended September 30, 2003 was also primarily a result of a decrease in sales and installations of PBX systems of $1,162,000. Installation of a voice over Internet Protocol network was being performed in a corporate office during the three months ended September 30, 2002 and was substantially complete by the three months ended September 30, 2003, thus the PBX sales and installations are lower in that timeframe. Service revenue decreased $38,000 or 2.0% to $1,867,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and $121,000 or 2.1% to $5,526,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Cost of sales decreased $1,082,000 or 29.3% to $2,606,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and decreased $230,000 or 2.9% to $7,675,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Gross profit margin for this sector in the three and nine months ended September 30, 2003 was 26.9% and 29.3%, respectively compared to 29.8% and 32.2% for the three and nine months ended September 30, 2002, respectively. The decrease in cost of sales was the result of the decreased installation work described above and the decrease in the gross profit margin is the result of lower margins associated with a couple large system installations performed in 2003.

Operating expenses excluding depreciation and amortization increased $45,000 or 3.7% to $1,267,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and increased $137,000 or 3.7% to $3,855,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Depreciation and amortization decreased $4,000 or 6.2% in the three months ended September 30, 2003 compared to the three months ended September 30, 2003 and decreased $19,000 or 9.5% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Total operating expenses increased $41,000 to $1,328,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and increased $118,000 to $4,037,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increases were for the reasons described in the preceding two paragraphs.

Operating loss was $369,000 in the three months ended September 30, 2003 compared to operating income of $282,000 in the three months ended September 30, 2002. Operating loss was $853,000 in the nine months ended September 30, 2003 compared to an operating loss of $169,000 in the nine months ended September 30, 2002. Net loss in the three months ended September 30, 2003 was $221,000 compared to net income of $157,000 in the three months ended September 30, 2002. Net loss in the nine months ended September 30, 2003 was $516,000 compared to a net loss of $129,000 in the nine months ended September 30, 2002. The operating and net losses generated in the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 occurred for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $24,804,000 in the first nine months of 2003 compared to $22,825,000 in the first nine months of 2002. Cash flows from operations in the first nine months of 2003 were primarily attributa5ble to net income plus non-cash expenses for asset impairment, depreciation and amortization, partially offset by an increase in deferred income taxes receivable and the impact of the discontinued operations.  Cash flows from operations in the first nine months of 2002 were primarily attributable to net income plus non-cash expenses for asset impairment, depreciation and amortization and the provision for losses in accounts receivable.

Cash flows used in investing activities were $3,335,000 in the first nine months of 2003 compared to cash flows used of $11,879,000 for the same period in 2002. Capital expenditures relating to ongoing businesses were $7,532,000 during the first nine months of 2003 as compared to $12,222,000 for the same period in 2002. In 2002, capital expenditures were incurred primarily to construct additional network facilities to provide CLEC services and continued buildout of the PCS network in the Telecom Sector. Management expects capital expenditures in the fourth quarter of 2003 to be approximately $6,500,000. There were $4,100,000 redemptions of investments in the first nine months of 2003, compared to $100,000 in the first nine months of 2002. The first nine months of 2003 redemption reflects the amount by which HickoryTech was permitted to reduce its equity investment in one of its lenders, through conditions of its debt agreements.

Cash flows used in financing activities were $22,463,000 for the first nine months of 2003 compared to $12,565,000 for the first nine months of 2002. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $18,500,000 during the first nine months of 2003, and $10,950,000 during the first nine months of 2002. HickoryTech borrowed $1,250,000 on its revolving credit facility during the first nine months of 2003, and $2,200,000 during the first nine months of 2002. Dividend payments for the first nine months of 2003 were $4,610,000 compared to $4,438,000 for the same period in 2002. During the first nine months of 2003, HickoryTech also repurchased 66,600 common shares for $661,000. In addition, HickoryTech used $185,000 of cash in connection of the retirement of 18,370 common shares from a stock compensation plan in the second quarter of 2003.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $9,643,000 as of September 30, 2003, compared to working capital of $13,073,000 as of December 31, 2002. The ratio of current assets to current liabilities was 1.7:1.0 as of September 30, 2003 and 1.9:1.0 as of December 31, 2002. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

LONG-TERM CONTRACTS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS - HickoryTech’s long-term obligations as of September 30, 2003 were $140,096,000, excluding current maturities of $1,482,000. As of September 30, 2003, HickoryTech had a $182,250,000 credit facility with a syndicate of banks. The credit facility is comprised of a $125,000,000 revolving credit component and a $57,250,000 term loan component. The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $23,000,000 of principal payments per quarter for the first two quarters in 2009 and $6,000,000 in the third quarter of 2009. The weighted average interest rate associated with this credit facility and related instruments, varies with LIBOR and certain other rates and was 4.5% at September 30, 2003. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. As of September 30, 2003, HickoryTech had drawn $140,750,000 on this credit facility and had $41,500,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first three quarters of 2003, this sector recorded additions to property, plant and equipment of $173,000 related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period. Interest on Long-term Debt is estimated using the interest rate as of September 30, 2003.

	Payments Due by Year (Dollars in Thousands)
	Total	Remainder of 2003	2004 to 2006	2007 to 2008	2009 and after
Contractual Obligations
Long-term Debt	$140,750	$250	$25,563	$62,937	$52,000
Interest on Long-term Debt	31,653	1,631	19,042	9,749	1,231
Capital Lease Obligations	828	115	713	—	—
Interest on Capital Leases	50	11	39	—	—
Operating Leases	1,220	364	511	45	300
Total Contractual Cash Obligations	$174,501	$2,371	$45,868	$72,731	$53,531

The operating lease obligations for the remainder of 2003 include $103,000 of lease obligations related to the wireless operations.

The total commitment to HickoryTech on its revolving credit facility expires as follows:

	Amount of Commitment Expiration per Year
(Dollars in Thousands)	Total	Remainder of 2003	2004 to 2006	2007 to 2008	2009 and after
Revolving Credit Component	$125,000	$—	$64,063	$60,937	$—

HickoryTech has variable rate debt instruments, which subject the company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of nine months to fifty-seven months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded.

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met. HickoryTech has met those criteria with its cash flow hedge and SFAS. No. 133 states that they must recognize gains and losses in other comprehensive income rather than in earnings. These interest rate swap contracts resulted in a reduction in income of $217,000, and $234,000, reported as interest expense for the three and nine months ended September 30, 2003, respectively. These interest rate swaps also resulted in an increase in other comprehensive income of approximately $576,000, and $1,157,000, net of tax, for the three and nine months ended September 30, 2003, respectively.

HickoryTech still has some variable interest rate debt as of September 30, 2003. HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. A lower level of interest expense is likely to occur because of a trend of declining levels of debt.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

In November 2002, HickoryTech began repurchasing its stock in over-the-counter trading under a previously announced repurchase plan. HickoryTech funds the repurchase of its stock from cash flows from operations. During the three months ended September 30, 2003, HickoryTech purchased 13,300 common shares for $142,000. During the nine months ended September 30, 2003, HickoryTech purchased 66,600 common shares for $661,000.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q is based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 of the notes to the financial statements included in this Form 10-Q) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to these critical accounting policies during the quarter ended September 30, 2003. During 2003, HickoryTech purchased an interest rate swap contract, which is accounted for pursuant to the provisions of SFAS No. 133 as described in Note 11 of the notes to the accompanying financial statements.

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

HickoryTech also adopted the provisions of SFAS No. 143 for its wireless operations as of January 1, 2003. HickoryTech performed an analysis to identify all potential Asset Retirement Obligations. The legal obligations identified consist of obligations to remediate leased property where cell sites are located. However, based upon HickoryTech’s experience and expectations, there is significant uncertainty as to whether third parties that own these leased properties would enforce their remediation rights related to the sites. Furthermore, HickoryTech determined the amount of asset retirement obligations, if any, related to its wireless operations under the provisions of SFAS No. 143 were not significant, and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations. In addition, due to the pending sale of the wireless operations (see Note 4), HickoryTech does not expect to incur any asset retirement obligations related to its wireless operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  HickoryTech has engaged in no activities in the three or nine months ended September 30, 2003 that are subject to the provisions of SFAS No. 146. Accordingly, the adoption of SFAS No. 146 did not impact HickoryTech’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for HickoryTech on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for HickoryTech in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not impact the financial position, results of operations or cash flows of HickoryTech.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003. This standard did not change the accounting for HickoryTech’s interest rate swap contract and therefore had no impact on HickoryTech’s consolidated financial position, results of operations or cash flows (see Note 11).

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from nine months to fifty-seven months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2003, HickoryTech’s interest expense would have increased $80,000 for the three months ended September 30, 2003. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the nine months ended September 30, 2003, HickoryTech’s interest expense would have increased $289,000 for the nine months ended September 30, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

HickoryTech carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended. During the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Exhibit 31(a) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	HickoryTech furnished a Form 8-K on July 28, 2003 containing a press release announcing its second quarter consolidated operating results.

HickoryTech filed a Form 8-K on September 18, 2003 announcing that it signed a definitive agreement to sell all of its wireless business to Western Wireless Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 14, 2003	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy.
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer