Form 10-Q/A
period 2003-09-30
HICKORY TECH CORP
filed 2004-03-03
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO.1)

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

EXPLANATORY NOTE

Hickory Tech Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, originally filed November 14, 2003 (the “Form 10-Q”), solely to amend specific items of the Form 10-Q to reflect a $7,415,000 reduction in the amount of the deferred income tax benefit related to the loss on disposal previously reported in the third quarter of fiscal 2003. This revision increased the previously reported third quarter loss from discontinued operations by $7,415,000, and correspondingly reduced long-term deferred income tax assets by $5,211,000 and increased long-term deferred income tax liabilities by $2,204,000, both at September 30, 2003. The revision increased each of the previously reported basic and diluted loss per share amounts from discontinued operations for the three and nine months ended September 30, 2003 by $0.53 and the net income per share amounts for the three and nine month periods by $0.53. However, the revision had no effect on the Company’s previously reported revenue, operating income, income from continuing operations (and related per share amounts) or cash flows. This Amendment No. 1 amends only portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q.

This Amendment No. 1 contains changes to the following disclosures:

•      Part I - Item 1. Financial Statements (Unaudited)

•      Part I - Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

HICKORY TECH CORPORATION

September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Quarter Ended		For Nine Months Ended
(In Thousands Except Per Share Amounts)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
	Restated (Note 1)		Restated (Note 1)
OPERATING REVENUES:
Telecom Sector	$18,810	$18,100	$56,058	$52,857
Information Solutions Sector	702	981	2,609	3,064
Enterprise Solutions Sector	3,565	5,257	10,859	11,655
TOTAL OPERATING REVENUES	23,077	24,338	69,526	67,576
COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,606	3,688	7,675	7,905
Operating Expenses, excluding Depreciation and Amortization	11,475	12,557	35,242	35,651
Depreciation	3,780	3,448	11,013	10,085
Amortization of Intangibles	236	336	761	989
TOTAL COSTS AND EXPENSES	18,097	20,029	54,691	54,630
OPERATING INCOME	4,980	4,309	14,835	12,946
OTHER INCOME (EXPENSE):
Equity in Net Income/(Loss) of Investees	1	(29)	(4)	(27)
Interest and Other Income	10	66	35	138
Interest Expense	(1,579)	(1,752)	(4,624)	(5,566)
TOTAL OTHER INCOME (EXPENSE)	(1,568)	(1,715)	(4,593)	(5,455)

INCOME BEFORE INCOME TAXES	3,412	2,594	10,242	7,491
INCOME TAXES	1,395	1,060	4,186	3,061
INCOME FROM CONTINUING OPERATIONS	2,017	1,534	6,056	4,430
DISCONTINUED OPERATIONS (Note 4)
Income (Loss) from operations of discont. component, including loss of the disposal of $25,345,000 in 2003	(24,873)	949	(23,487)	2,637
Income Taxes (Benefit)	(2,783)	389	(2,215)	1,081
INCOME (LOSS) ON DISCONT. OPERATIONS	(22,090)	560	(21,272)	1,556
NET INCOME (LOSS)	$(20,073)	$2,094	$(15,216)	$5,986

Basic Earnings Per Share - Continuing Operations	$0.14	$0.11	$0.43	$0.32
Basic Earnings Per Share - Discontinued Operations	(1.58)	0.04	(1.52)	0.11
	$(1.44)	$0.15	$(1.09)	$0.43
Dividends Per Share	$0.11	$0.11	$0.33	$0.33
Weighted Average Common Shares Outstanding	13,974	14,059	13,973	14,009
Diluted Earnings Per Share - Continuing Operations	$0.14	$0.11	$0.43	$0.32
Diluted Earnings Per Share - Discontinued Operations	(1.58)	0.04	(1.52)	0.11
	$(1.44)	$0.15	$(1.09)	$0.43
Weighted Average Common and Equivalent Shares Outstanding	14,024	14,117	14,031	14,093

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2003

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	9/30/2003	12/31/2002
	Restated (Note 1)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$880	$1,874
Receivables, Net of Allowance for Doubtful Accounts of $1,201 and $1,358	10,343	11,056
Income Taxes Receivable	—	3,222
Costs in Excess of Billings on Contracts	839	2,107
Inventories	4,825	5,059
Deferred Income Taxes	951	951
Other	2,534	2,840
Assets Held for Sale	2,181	—
TOTAL CURRENT ASSETS	22,553	27,109
INVESTMENTS	6,741	10,517
PROPERTY, PLANT AND EQUIPMENT	224,482	247,375
Less ACCUMULATED DEPRECIATION	112,807	111,101
PROPERTY, PLANT AND EQUIPMENT, NET	111,675	136,274
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	507	34,669
Financial Derivative Instrument	1,961	—
Deferred Costs and Other	4,945	6,556
Assets Held for Sale	27,481	—
TOTAL OTHER ASSETS	59,980	66,311
TOTAL ASSETS	$200,949	$240,211
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$2,608	$4,543
Accrued Expenses	2,495	3,719
Accrued Interest	60	512
Accrued Income Taxes	1,576	—
Billings in Excess of Costs on Contracts	275	80
Advanced Billings and Deposits	2,846	3,741
Liabilities Held for Sale	1,568	—
Current Maturities of Long-Term Obligations	1,482	1,441
TOTAL CURRENT LIABILITIES	12,910	14,036
LONG-TERM OBLIGATIONS, Net of Current Maturities	140,096	157,599
LONG-TERM LIABILITIES HELD FOR SALE	31	—
DEFERRED INCOME TAXES	2,204	4,377
DEFERRED REVENUE AND BENEFITS	5,766	5,604
TOTAL LIABILITIES	161,007	181,616
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 13,997,543 in 2003 and 13,983,929 in 2002	1,400	1,398
Additional Paid-In Capital	8,519	7,885
Retained Earnings	28,866	49,312
Accumulated Other Comprehensive Income	1,157	—
TOTAL SHAREHOLDERS’ EQUITY	39,942	58,595
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$200,949	$240,211

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
(Dollars In Thousands)	9/30/2003	9/30/2002
	Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(15,216)	$5,986
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,545	12,918
Intangible Asset Impairment	21,000	—
Long-Lived Asset Impairment	4,345	—
(Gain) on Sale of Assets	(2)	—
Loss on Disposal of Assets	632	—
Deferred Income Taxes	(2,976)	—
Stock-Based Compensation	234	701
Employee Retirement Benefits and Deferred Compensation	242	460
Accrued Patronage Refunds	(443)	(589)
Equity in Net (Income) Loss of Investees	4	27
Provision for Losses on Accounts Receivable	601	2,218
Changes in Operating Assets and Liabilities:
Receivables	3,180	1,365
Inventories	(69)	(124)
Billings and Costs on Contracts	1,462	(53)
Accounts Payable and Accrued Expenses	(2,787)	(116)
Advance Billings and Deposits	(152)	230
Deferred Revenue and Benefits	(49)	28
Other	1,253	(226)
Net Cash Provided By Operating Activities	24,804	22,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(7,532)	(12,222)
Redemption of Investments	4,100	100
Proceeds from Sale of Assets	97	243
Net Cash Used In Investing Activities	(3,335)	(11,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Capital Lease Obligations	(385)	(329)
Repayments on Credit Facility	(18,500)	(10,950)
Borrowings on Credit Facility	1,250	2,200
Proceeds from Issuance of Common Stock	628	952
Dividends Paid	(4,610)	(4,438)
Stock Repurchase	(846)	—
Net Cash Used In Financing Activities	(22,463)	(12,565)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(994)	(1,619)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	2,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$880	$389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$5,355	$5,845
Cash Paid for Income Taxes, Net of Tax Refunds of $1,600 and $307	$150	$(47)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$173	$492

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2003

PART 1. FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation:

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

Reclassifications:

Certain reclassifications were made to the financial statements as of and for the three and nine months ended September 30, 2002 to conform to the 2003 presentation. These reclassifications did not change previously reported net income (loss), shareholders’ equity or cash flows.

Operating Expenses:

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

Discontinued Operations:

On September 18, 2003, HickoryTech executed a definitive agreement to sell the stock of its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented (see Note 4).

Restatement of Loss from Discontinued Operations:

Hickory Tech has restated its unaudited consolidated financial statements to reflect a $7,415,000 reduction in the amount of the deferred income tax benefit related to the loss on disposal previously reported in the third quarter of fiscal 2003 (see Note 4). This revision increased the previously reported third quarter loss from discontinued operations by $7,415,000, and correspondingly reduced long-term deferred income tax assets by $5,211,000 and increased long-term deferred income tax liabilities by $2,204,000, both at September 30, 2003. The revision increased each of the previously reported basic and diluted loss per share amounts from discontinued operations for the three and nine months ended September 30, 2003 by $0.53 and the net income per share amounts for the three and nine month periods by $0.53. However, the revision had no effect on the Company's previously reported revenue, operating income, income from continuing operations (and related per share amounts), or cash flows. The Company has made the appropriate modifications to the balance sheet at September 30, 2003 and the statements of operations and cash flows for the three and nine month periods ended September 30, 2003 to give effect to these revisions. The table below summarizes the effect of the revisions.

	For Quarter Ended		For Nine Months Ended
(In Thousands except per Share Amounts)	9/30/2003	9/30/2003	9/30/2003	9/30/2003
	As Reported	As Restated	As Reported	As Reported
Discontinued Operations
Income(Loss) from Discontinued Operations	$(24,873)	$(24,873)	$(23,487)	$(23,487)
Income Tax (Benefit)	(10,198)	(2,783)	(9,630)	(2,215)
Income (Loss) from Discontinued Operations	(14,675)	(22,090)	(13,857)	(21,272)

Net Income (Loss)	$(12,658)	$(20,073)	$(7,801)	$(15,216)

Basic Earnings Per Share - Continuing Operations	$0.14	$0.14	$0.43	$0.43
Basic Earnings Per Share - Discontinued Operations	(1.05)	(1.58)	(0.99)	(1.52)
	$(0.91)	$(1.44)	$(0.56)	$(1.09)

Diluted Earnings Per Share - Continuing Operations	$0.14	$0.14	$0.43	$0.43
Diluted Earnings Per Share - Discontinued Operations	(1.05)	(1.58)	(0.99)	(1.52)
	$(0.91)	$(1.44)	$(0.56)	$(1.09)

	9/30/2003
	As Reported	As Restated

ASSETS
Deferred Income Taxes	$5,211	$—
Total Other Assets	$65,191	$59,980
Total Assets	$206,160	$200,949

LIABILITIES
Deferred Income Taxes	$—	$2,204
Total Liabilities	$158,803	$161,007

STOCKHOLDERS' EQUITY
Retained Earnings	$36,281	$28,866
Total Shareholders' Equity	$47,357	$39,942
Total Liabilities and Shareholders' Equity	$206,160	$200,949

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

NOTE 3. COMPREHENSIVE INCOME - RESTATED (NOTE 1)

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income (loss), HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income (loss) for the three months ended September 30, 2003 and September 30, 2002 was ($19,497,000) and $2,094,000, respectively. Comprehensive income (loss) for the nine months ended September 30, 2003 and September 30, 2002 was ($14,059,000) and $5,986,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS - RESTATED (NOTE 1)

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

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the purchase price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21 million ($18,638,000 after-tax), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which has greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the telecommunications market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144 the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($3,856,000 after tax). This charge is also recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. As of September 30, 2003, the carrying value of the remaining net assets of the wireless business is equal to its estimated selling price less the costs to sell it. The carrying value of the wireless assets and the related loss on discontinued operations is subject to adjustment to the extent that the fair market value of the HickoryTech shares to be received upon closing of the sale is higher or lower than the September 30, 2003 fair market value of the shares, or to the extent that actual costs to sell the wireless business are higher or lower than estimated.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

(Dollars in Thousands)	For Three Months Ended		For Nine Months Ended
	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Revenues	$4,009	$4,374	$11,370	$11,739

Income (Loss) Before Income Taxes	$(24,873)	$949	$(23,487)	$2,637

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

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of the liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

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

HickoryTech also adopted the provisions of SFAS No. 143 for its wireless operations as of January 1, 2003. HickoryTech performed an analysis to identify all potential Asset Retirement Obligations. The legal obligations identified consist of obligations to remediate leased property where cell sites are located. However, based upon HickoryTech's experience and expectations, there is significant uncertainty as to whether third parties that own these leased properties would enforce their remediation rights related to the sites. Furthermore, HickoryTech determined the amount of asset retirement obligations, if any, related to its wireless operations under the provisions of SFAS No. 143 were not significant, and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations. In addition, due to the pending sale of the wireless operations (see Note 4), HickoryTech does not expect to incur any asset retirement obligations related to its wireless operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” HickoryTech adopted the provisions of SFAS No. 145 on January 1, 2003. Adoption of this standard had no impact on the financial statements presented in this Form 10-Q/A.

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

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 9/30/03
Operating Revenue from Unaffiliated Customers	$18,810	$702	$3,565	$—	$23,077
Intersegment Revenues	69	848	—	(917)	—
Total	18,879	1,550	3,565	(917)	23,077

Depreciation and Amortization	3,319	618	61	18	4,016
Operating Income (Loss)	5,803	(826)	(369)	372	4,980
Interest Expense	3	15	—	1,561	1,579
Income Taxes (Benefit)	2,409	(376)	(154)	(484)	1,395

Income (Loss) from Continuing Operations	3,475	(540)	(221)	(697)	2,017
Income (Loss) from Discont. Operations Including Intersegment Revenues Restated - Note 1	(22,286)	139	—	57	(22,090)
Net Income (Loss)Restated - Note 1	(18,811)	(401)	(221)	(640)	(20,073)
Identifiable Assets	143,121	7,346	9,627	11,193	171,287
Property, Plant and Equip., Net	105,722	5,219	524	210	111,675
Capital Expenditures	1,935	7	12	3	1,957

Three Months Ended 9/30/02
Operating Revenue from Unaffiliated Customers	$18,100	$981	$5,257	$—	$24,338
Intersegment Revenues	68	841	—	(909)	—
Total	18,168	1,822	5,257	(909)	24,338

Depreciation and Amortization	3,144	519	65	56	3,784
Operating Income (Loss)	5,757	(821)	282	(909)	4,309
Interest Expense	9	14	—	1,729	1,752
Income Taxes (Benefit)	2,386	(383)	109	(1,052)	1,060

Income (Loss) from Continuing Operations	3,446	(552)	157	(1,517)	1,534
Income (Loss) from Discont. Operations Including Intersegment Revenues	371	131	—	58	560
Net Income (Loss)	3,817	(421)	157	(1,459)	2,094

Identifiable Assets	152,953	7,086	9,603	12,877	182,519
Property, Plant and Equip., Net	112,266	5,820	527	180	118,793
Capital Expenditures	1,110	658	—	72	1,840

(In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Nine Months Ended 9/30/03
Operating Revenue from Unaffiliated Customers	$56,058	$2,609	$10,859	$—	$69,526
Intersegment Revenues	206	2,379	—	(2,585)	—
Total	56,264	4,988	10,859	(2,585)	69,526

Depreciation and Amortization	9,779	1,743	182	70	11,774
Operating Income (Loss)	18,654	(2,510)	(853)	(456)	14,835
Interest Expense	10	53	—	4,561	4,624
Income Taxes (Benefit)	7,675	(1,142)	(359)	(1,988)	4,186

Income (Loss) from Continuing Operations	11,076	(1,643)	(516)	(2,861)	6,056
Income (Loss) from Discont. Operations Including Intersegment Revenues Restated - Note 1	(21,802)	386	—	144	(21,272)
Net Income (Loss)Restated - Note 1	(10,726)	(1,257)	(516)	(2,717)	(15,216)

Identifiable Assets	143,121	7,346	9,627	11,193	171,287
Property, Plant and Equip., Net	105,722	5,219	524	210	111,675
Capital Expenditures	5,091	151	201	156	5,599

Nine Months Ended 9/30/02
Operating Revenue from Unaffiliated Customers	$52,857	$3,064	$11,655	$—	$67,576
Intersegment Revenues	205	2,325	—	(2,530)	—
Total	53,062	5,389	11,655	(2,530)	67,576

Depreciation and Amortization	9,156	1,548	201	169	11,074
Operating Income (Loss)	17,027	(2,289)	(169)	(1,623)	12,946
Interest Expense	18	44	—	5,504	5,566
Income Taxes (Benefit)	7,008	(1,038)	(90)	(2,819)	3,061

Income (Loss) from Continuing Operations	10,111	(1,495)	(129)	(4,057)	4,430
Income (Loss) from Discont. Operations Including Intersegment Revenues	1,060	352	—	144	1,556
Net Income (Loss)	11,171	(1,143)	(129)	(3,913)	5,986

Identifiable Assets	152,953	7,086	9,603	12,877	182,519
Property, Plant and Equip., Net	112,266	5,820	527	180	118,793
Capital Expenditures	6,462	1,866	55	211	8,594

The Telecom Segment Identifiable Assets, Property Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business which is reported as a discontinued operation:

(Dollars in Thousands)	Three Months Ended		Nine Months Ended
	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Identifiable Assets	$29,662	$95,887	$29,662	$95,887
Property, Plant and Equip., Net	14,449	17,526	14,449	17,526
Capital Expenditures	1,116	1,057	1,934	3,628

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

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
	Restated (Note 1)		Restated (Note 1)

Reported Net Income (Loss)	$(20,073)	$2,094	$(15,216)	$5,986
Add: Stock-based employee compensation expense included in reported net income (loss)	(168)	358	234	701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	72	(451)	(531)	(1,035)

Pro Forma Net Income (Loss)	$(20,169)	$2,001	$(15,513)	$5,652

Earnings (Loss) per share:
Basic - as reported	$(1.44)	$0.15	$(1.09)	$0.43
Basic - pro forma	$(1.44)	$0.14	$(1.11)	$0.40

Diluted - as reported	$(1.44)	$0.15	$(1.09)	$0.43
Diluted - pro forma	$(1.44)	$0.14	$(1.11)	$0.40

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q/A that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Exhibit 99 (Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995) to HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

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

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the purchase price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21 million ($18,638,000 after-tax), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which has greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the telecommunications market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144 the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($3,856,000 after tax). This charge is also recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. As of September 30, 2003, the carrying value of the remaining net assets of the wireless business is equal to its estimated selling price less the costs to sell it. This carrying value of the wireless assets and the related loss on discontinued operations is subject to adjustment to the extent that the fair market value of the HickoryTech shares to be received upon closing of the sale is higher or lower than the September 30, 2003 fair market value of the shares, or to the extent that actual costs to sell the wireless business are higher or lower than estimated.

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

Wireless – HickoryTech’s wireless business is subject to regulation by the FCC including rules governing the construction and operation of wireless communication systems and licensing and technical standards for provision of wireless communication services. The FCC has refrained from rate regulation of wireless communications services, but retains its statutory authority to impose such regulation. The FCC ordered wireless carriers to be able to pool telephone numbers by November 2002. Further, the FCC has ordered that wireless carriers implement Local Number Portability (LNP) by November 24, 2003. HickoryTech expects to comply with the FCC's wireless LNP mandate. The Company expects the cost of implementing wireless LNP to be approximately $50,000 for system implementation costs and approximately $2,500 per month for ongoing maintenance.

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

RESULTS OF OPERATIONS

Restatement of loss from discontinued operations:

Hickory Tech has restated its unaudited consolidated financial statements to reflect a $7,415,000 reduction in the amount of the deferred income tax benefit related to the loss on disposal previously reported in the third quarter of fiscal 2003. This revision increased the previously reported third quarter loss from discontinued operations by $7,415,000, and correspondingly reduced long-term deferred income tax assets by $5,211,000 and increased long-term deferred income tax liabilities by $2,204,000, both at September 30, 2003. The revision increased each of the previously reported basic and diluted loss per share amounts from discontinued operations for the three and nine months ended September 30, 2003 by $0.53 and the net income per share amounts for the three and nine month periods by $0.53. However, the revision had no effect on the Company's previously reported revenue, operating income, income from continuing operations (and related per share amounts), or cash flows. See Note 1 of the accompanying notes to the consolidated financial statements for the effects of this revision on the unaudited consolidated financial statements.

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

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002
	Restated (Note 1)		Restated (Note 1)
Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,780	$3,760	$11,349	$11,319
Network Access	8,370	8,096	25,101	24,154
Intersegment	69	68	206	205
Other	2,355	2,231	6,745	6,889
Total ILEC	14,574	14,155	43,401	42,567

CLEC
Local Service	926	820	2,762	2,216
Other	1,440	1,247	4,242	2,703
Total CLEC	2,366	2,067	7,004	4,919

Long Distance	995	1,028	3,024	2,928

Internet	944	918	2,835	2,648

Total Telecom Revenues	$18,879	$18,168	$56,264	$53,062

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$18,810	$18,100	$56,058	$52,857
Intersegment	69	68	206	205
	18,879	18,168	56,264	53,062

Operating Expenses, excluding Depr. and Amort.	9,757	9,267	27,831	26,879
Depreciation and Amortization	3,319	3,144	9,779	9,156
Operating Income	$5,803	$5,757	$18,654	$17,027

Income from Continuing Operations	$3,475	$3,446	$11,076	$10,111
Income (Loss) from Discontinued Operations	(22,286)	371	(21,802)	1,060
Net Income (Loss)	$(18,811)	$3,817	$(10,726)	$11,171

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Capital Expenditures, excluding discontinued wireless business	$1,935	$1,110	$5,091	$6,462

ILEC Access Lines	63,421	65,360

CLEC Access Lines
Overbuild	9,607	7,385
Unbundled Network Element (UNE)	1,492	1,311
Total Service Resale (TSR)	2,938	4,736
Total	14,037	13,432

Long Distance Customers	39,663	33,746

Internet Customers	15,901	13,936

Total Telecom Customers, excluding discontinued wireless business	133,022	126,474

DSL Customers	6,694	3,162

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

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the purchase price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21 million ($18,638,000 after-tax), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses is due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which has greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the telecommunications market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144 the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($3,856,000 after tax). This charge is also recorded as a component of the loss on discontinued operations on HickoryTech’s condensed consolidated statement of operations for the quarter ended September 30, 2003. As of September 30, 2003, the carrying value of the remaining net assets of the wireless business is equal to its estimated selling price less the costs to sell it. This carrying value of the wireless assets and the related loss on discontinued operations is subject to adjustment to the extent that the fair market value of the HickoryTech shares to be received upon closing of the sale is higher or lower than the September 30, 2003 fair market value of the shares, or to the extent that actual costs to sell the wireless business are higher or lower than estimated.

Revenue from wireless discontinued operations was $4,009,000 for the three months ended September 30, 2003, which is $365,000 or 8.3% lower than the three months ended September 30, 2002. Revenue from wireless discontinued operations was$11,370,000 for the nine months ended September 30, 2003, which is $369,000 or 3.1% lower than the nine months ended September 30, 2002. The decrease in revenue from wireless discontinued operations for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 was the result of a decrease in roaming revenues.  The decrease in revenue from wireless discontinued operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was the result of a decrease in roaming revenues, partially offset by an increase in equipment sales.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $24,804,000 in the first nine months of 2003 compared to $22,825,000 in the first nine months of 2002. Cash flows from operations in the first nine months of 2003 were primarily attributable to net income plus non-cash expenses for asset impairment, depreciation and amortization, partially offset by an increase in deferred income taxes receivable and the impact of the discontinued operations.  Cash flows from operations in the first nine months of 2002 were primarily attributable to net income plus non-cash expenses for asset impairment, depreciation and amortization and the provision for losses in accounts receivable.

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

CRITICAL ACCOUNTING POLICIES

This Form 10-Q/A is based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 of the notes to the financial statements included in this Form 10-Q/A) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to these critical accounting policies during the quarter ended September 30, 2003. During 2003, HickoryTech purchased an interest rate swap contract, which is accounted for pursuant to the provisions of SFAS No. 133 as described in Note 11 of the notes to the accompanying financial statements.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” HickoryTech adopted the provisions of SFAS No. 145 on January 1, 2003. Adoption of this standard had no impact on the financial statements presented in this Form 10-Q/A.

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

Dated:	March 3, 2004	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy.
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer