Form 10-K
period 2003-12-31
HICKORY TECH CORP
filed 2004-03-09
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $153,317,388 based on the last sale price of $11.21 on The Nasdaq National Market.

The total number of shares of the registrant’s common stock outstanding as of February 27, 2004:  12,967,886.

Documents Incorporated by Reference:  Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2004 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

GENERAL

Hickory Tech Corporation (HickoryTech) is a diversified communications company headquartered in Mankato, Minnesota. Incorporated in Minnesota in 1985, HickoryTech has over a 100-year history in the local telephone exchange business. From those roots, it has expanded into three business segments: Telecom Sector, Information Solutions Sector, and Enterprise Solutions Sector. HickoryTech’s core business is its Telecom Sector, which consists of two businesses. One of these businesses is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services commonly associated with ILECs. The second business of the Telecom Sector is competitive local exchange carrier (CLEC) services, which HickoryTech initiated in 1998, and its associated competitive businesses of long distance service and Internet access. This business leverages HickoryTech’s expertise and expands its telecommunications service into areas served by other ILECs. In December of 2003, HickoryTech sold what had been a third business of the Telecom Sector, which provided wireless telecommunications services to customers in southern Minnesota and its surrounding area, along with an area surrounding Minneapolis/St. Paul. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations. In addition to the Telecom Sector, HickoryTech provides data processing services to the telecommunications industry (Information Solutions Sector) and provides telephone and data equipment sales and service as well as the sale, installation and ongoing service of voice over Internet Protocol equipment (Enterprise Solutions Sector).

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

•                       Minnesota Southern Wireless Company (MSWC) – Discontinued Operations

INFORMATION SOLUTIONS SECTOR

•                       National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

•                       Collins Communications Systems Co. (Collins)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction of networks and switches and maintenance of a relatively high amount of fixed assets. Other working capital requirements include the payroll costs of highly skilled labor, the inventory to service its telephone equipment customers and the carrying value of trade accounts receivable for periods up to ninety days in the normal course of business.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of HickoryTech’s central office switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are supplied by Nortel. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk. An additional layer of network infrastructure equipment for broadband services is provided by Nextlevel. Nextlevel, a subsidiary of Motorola, is a newer supplier of communications equipment and the Company is monitoring the risk of maintaining Nextlevel as a supplier.

HickoryTech makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These reports are available on HickoryTech’s Internet website http://www.hickorytech.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

As of December 31, 2003, HickoryTech had 414 full-time equivalent employees.

ACQUISITIONS

On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash.  The PCS licenses acquired by HickoryTech included the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people.  The acquisition was a purchase of the licenses only.  There were no customers, existing revenue stream or physical property and equipment included with this acquisition, as the BTAs were undeveloped. All FCC minimum buildout requirements were met, thus securing the FCC licenses.  The operations of these PCS licenses are included in wireless operations, which are part of the Telecom Sector. As described below, the wireless business was sold in December 2003.

DISPOSITIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The selling price was comprised of $16,246,000 in cash and 1,038,927 shares of HickoryTech common stock that were returned to HickoryTech by WWC and subsequently retired. The market value of these shares was $12,207,000 at December 15, 2003. Included in the cash proceeds above is $3,401,000 of cash received for construction in progress assets. HickoryTech recorded a pre-tax loss on the sale of $25,642,000 ($22,758,000 net of income taxes). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations (see Note 3 of the Notes to the Consolidated Financial Statements).

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

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about HickoryTech’s industry segments is included on pages 14 to 21 and pages 43 to 45 of this Form 10-K.

INDUSTRY SEGMENTS

HickoryTech reports the business operations of Telephone, Communications Services, and Wireless Services as a single segment referred to as the Telecom Sector. However, the consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations (see Note 3 of the Notes to the Consolidated Financial Statements). The other two business segments are the Information Solutions and Enterprise Solutions Sectors and they continue to be reported as previously stated.

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, Internet access and owns and operates fiber optic cable facilities. This sector includes three incumbent local exchange carriers (ILECs), MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

The Telecom Sector also includes Crystal, a competitive local exchange carrier (CLEC). Crystal provides local telephone service, long distance and Internet access on a competitive basis. Crystal has customers in eight rural communities in Minnesota and two rural communities in Iowa that are not in HickoryTech’s ILEC service areas. HickoryTech discontinued its service to four other Iowa communities in 2003.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its subsidiary CNI.  These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities.

The Telecom Sector included the operations of MSWC, which was sold December 15, 2003, and ACTC, which was sold on August 6, 2001. None of the remaining companies in the Telecom Sector experienced major changes in operations during 2003.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers and the operation of a toll tandem switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and is managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s telephone subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines.

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

As local exchange telephone companies, MCTC, Mid-Comm and Heartland provide end office switching and dedicated circuits to interexchange carriers. These relationships allow HickoryTech’s telephone subscribers to place long distance telephone calls and gain access to the telephone network. HickoryTech provides interexchange access for all of the individual customers who select an alternative long distance carrier. This interexchange access business is separate and distinct from HickoryTech’s own long distance retail business, which is operated in its Crystal subsidiary. The long distance interexchange carriers are significant customers of HickoryTech, but no carrier represents more than ten percent of HickoryTech’s consolidated revenues.

Alternatives to HickoryTech service include customers leasing private line switched voice and data services in or adjacent to the territories served by HickoryTech, which permits the bypassing of local telephone switching facilities. In addition, wireless communications, microwave transmission services, fiber optic and coaxial cable deployment and other services provided by other companies permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to HickoryTech’s long-term ability to provide local exchange service at economical rates.

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal city government overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 1,000 access lines or approximately 60% of that community’s telephone business from HickoryTech. HickoryTech management does not believe there will be significant further impact from competition in Hawarden. HickoryTech responds to competitive changes with active programs to market products and to engineer its infrastructure for customer satisfaction.

Competition also exists for some of the HickoryTech services provided to interexchange carriers, such as customer billing services, dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers themselves, in that carriers may decide that the services provided by HickoryTech may be redirected or handled on their own network. The provision of these services is of a contractual nature or is month-to-month service out of a general tariff, which is a schedule of terms, rates and conditions that is approved by the appropriate state or federal agency.  In either case, the use of these services is primarily controlled by the interexchange carriers. As interexchange carriers make these service decisions, they have the potential to reduce the Company’s revenue in the Telecom Sector. Other services, such as directory advertising and end user equipment, are open to competition. This type of competition is based primarily on service and experience.

In September 2003, a potential competitor filed a request to negotiate interconnection arrangements with HickoryTech’s Minnesota ILECs, MCTC & Mid-Comm. This potential competitor is a multi-state communications company with the ability to offer bundled services. MCTC and Mid-Comm have made a filing with the Minnesota Public Utilities Commission exerting their rural exemption from certain components of this request. The potential competitor has not, as yet, followed through with its competitive filings in any other jurisdiction, which makes it difficult to assess whether this filing will ultimately result in competition.

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a competitive local exchange carrier (CLEC). Crystal offers local service, long distance and Internet access services on a competitive basis to customers in towns in southern Minnesota and Iowa, which are not served by HickoryTech’s ILEC operations. These service offerings provide customers alternatives to the incumbent telephone carrier in various communities and are offered under the brand name HickoryTech wireline service. These services are currently being offered to customers in eight rural communities in Minnesota, as well as two communities in Iowa. Crystal’s primary strategy is to provide service by overbuilding with new telecommunications switching networks and telephone lines. Crystal also provides the long distance service and Internet access services to HickoryTech’s subscribers in both ILEC and CLEC markets.

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

It is common in the ILEC industry for carriers to dispute certain access charges. There is currently a multi-state ILEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. The ILEC industry in Minnesota has jointly filed a formal complaint regarding this dispute with the Minnesota Public Utilities Commission.

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The selling price was comprised of $16,246,000 in cash and 1,038,927 shares of HickoryTech common stock that were returned to HickoryTech by WWC and subsequently retired. The market value of these shares was $12,207,000 at December 15, 2003. Included in the cash proceeds above is $3,401,000 of cash received for construction in progress assets. The wireless operations are reported as part of the Telecom Sector. HickoryTech recorded a pre-tax loss on the sale of $25,642,000 ($22,758,000 net of income taxes). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations (see Note 3 of the Notes to Consolidated Financial Statements).

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the selling price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of $21,000,000 ($18,638,000 net of income taxes), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market. The FCC licenses were tested for impairment on an aggregate basis, which was consistent with HickoryTech’s management of the wireless business.

Pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($3,856,000 net of income taxes). This charge is also recorded as a component of the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003.

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

There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. Management is unable to quantify what effect, if any, the sale of the wireless business may have on the marketplace for this product.

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

Revenues are primarily earned by the sales, installation and service of business telephone and data systems. Enterprise Solutions continues its commitment to service and support its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No single customer in the Enterprise Solutions Sector accounts for ten percent or more of HickoryTech’s consolidated revenues.

Enterprise Solutions does business in a competitive market where a large number of companies compete for the sale, installation and servicing of telecommunications equipment and voice over Internet Protocol communications products. Competition is based primarily on price and service. No single company is dominant in this market.

OTHER REGULATION

HickoryTech does not anticipate any material effects on its earnings, capital expenditures or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

Since the mid-1980’s, HickoryTech’s business strategy has been to position itself as a quality telecommunications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ communications needs. HickoryTech has several competitive advantages: its prices; its service; its investment in technology; it has a direct billing relationship with almost all of the customers in its service territories; and it is positioned to offer a wide range of wired telecommunications service from one source.

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

•                       the effect of decisions by other telecommunications carriers which currently utilize services of the Company and may affect future operations and future capital resource needs;

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

Item 2.    Properties.

HickoryTech’s business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment. At December 31, 2003, HickoryTech’s gross property, plant and equipment of $230,490,000 consisted primarily of telephone switches, cable and network equipment. HickoryTech owns or leases the telephone property, plant and equipment which it utilizes to operate its telephone systems. The three ILEC subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech’s Telecom Sector owns the telephone network, including telephone outside plant, fiber optic cable and central office equipment, over which they provide services to their customers. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including both local and long distance service. The capacity for furnishing these services both currently and in the future is under ongoing review by HickoryTech’s engineering staff. Facilities are placed in full use after installation and appropriate testing under the guidance associated with multi-year capital expenditure plans.

HickoryTech’s principal property locations are the following:

(1)                                  MCTC’s general offices and principal central office exchange building are located in downtown Mankato, Minnesota. This facility is owned by MCTC and is a three-level brick and stone building containing approximately 60,000 square feet of floor space.

(2)                                  MCTC’s main warehouse is located in Mankato, Minnesota. The warehouse, built in 1996, is owned by MCTC and is a two-story concrete building containing approximately 48,000 square feet. The warehouse is used to store vehicles and supplies and is also used as office space for engineers and technicians.

(3)                                  Heartland’s main central office equipment is located in a one-story brick structure owned by Heartland in Rock Rapids, Iowa containing approximately 1,500 square feet. Heartland also leases approximately 2,000 square feet of general office space in Rock Valley, Iowa.

(4)                                  Crystal leases office space of approximately 6,800 square feet in Mankato, Minnesota and approximately 2,000 square feet in West Des Moines, Iowa.

(5)                                  NIBI owns a four-level building in Mankato, Minnesota containing approximately 17,000 square feet.

(6)                                  Collins leases approximately 26,000 square feet of office building and warehouse space in Roseville, Minnesota.

Item 3.    Legal Proceedings.

There are no material pending legal or governmental proceedings directly involving HickoryTech or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters, incidental to the business of HickoryTech and its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2003 Annual Report on Form 10-K.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The common stock of HickoryTech is traded on The Nasdaq National Market under the symbol “HTCO”.

The following table sets forth for the period indicated, the high and low closing sales price of the common stock.

		High	Low	End of Qtr.
2003	4th Quarter	$12.20	$10.76	$11.47
	3rd Quarter	$12.35	$10.82	$11.60
	2nd Quarter	$11.48	$8.43	$11.21
	1st Quarter	$10.61	$7.90	$8.97

2002	4th Quarter	$13.34	$8.39	$9.53
	3rd Quarter	$16.05	$11.21	$13.25
	2nd Quarter	$17.80	$12.75	$15.00
	1st Quarter	$17.85	$13.14	$16.27

As of February 27, 2004, there were approximately 3,249 holders of record of common stock, registered and in street name accounts.

HickoryTech has declared quarterly dividends on its common stock of $0.11 per share during the two years ended December 31, 2003. A quarterly cash dividend of $0.11 per share was paid on March 5, 2004 to stockholders of record at the close of business on February 15, 2004.

Item 6.    Selected Financial Data.

(Dollars in Thousands, Except Per Share Amounts)

	2003	2002	2001	2000	1999
FOR THE YEAR:
Operating Revenues (A)(B)
Telecom Sector	$75,346	$71,108	$66,364	$60,606	$53,347
Information Solutions Sector	3,199	4,249	4,085	4,287	4,368
Enterprise Solutions Sector	14,347	15,781	20,374	18,511	22,576
Total Revenues	$92,892	$91,138	$90,823	$83,404	$80,291

Income from Continuing Operations	$8,455	$6,235	$6,890	$5,351	$12,356

PER SHARE:
Fully Diluted Earnings Per Share - Continuing Operations	$0.61	$0.44	$0.49	$0.38	$0.90
Fully Diluted Earnings Per Share - Discontinued Operations	(1.53)	(1.62)	0.13	0.17	0.16
	$(0.92)	$(1.18)	$0.62	$0.55	$1.06
Dividends Per Share	$0.44	$0.44	$0.44	$0.44	$0.44

AT YEAR END:
Total Assets (C)	$175,712	$186,143	$189,179	$169,033	$129,371
Shareholders’ Equity	$28,717	$58,595	$80,765	$77,357	$74,476
Total Debt, Long-Term and Current	$119,612	$159,040	$170,901	$148,650	$111,361
Debt Ratio (D)	80.6%	73.1%	67.9%	65.8%	59.9%

CUSTOMER DATA (year end):
ILEC Access Lines (E)	63,099	65,355	66,393	67,120	64,969
CLEC Access Lines (F)	14,147	13,984	11,573	8,283	3,704
Internet Customers (G)	16,132	14,420	12,816	12,129	5,835
Long Distance Subscribers (H)	40,366	35,566	24,241	18,366	12,146

OTHER DATA:
Employees (year end) (I)	414	481	502	552	502
Capital Expenditures	$11,237	$12,381	$30,174	$34,681	$24,280
Shares Outstanding (year end)	12,967,811	13,983,929	13,935,308	13,878,568	13,787,416
Share Price (J) (year end)	$11.47	$9.53	$16.95	$20.50	$15.00
Shareholders (K)	3,249	3,193	3,339	3,300	N/A

(A)           Disposition of HickoryTech’s subsidiary, Amana Colonies Telephone Company (ACTC) in 2001, has affected HickoryTech’s revenue trends.

(B)             During December 2003, HickoryTech sold its wireless operations. Revenues for all periods have been restated to exclude revenues of the wireless operations, as they are included in discontinued operations for all periods presented.

(C)             During December 2003, HickoryTech sold its wireless operations. Total assets for all periods have been restated to exclude wireless assets.

(D)            Debt Ratio = Total Debt /  (Total Debt + Ending Shareholders’ Equity).

(E)              ILEC Lines refer to the local exchange telephone access lines in the Telecom Sector. ILEC Lines include ISDN (High Speed Data) and pay station lines of 2,115 in 2003, 2,406 in 2002, 2,196 in 2001, 2,198 in 2000 and 1,683 in 1999.

(F)              CLEC Lines refer to the competitive local exchange telephone access lines in the Telecom Sector.

(G)             Internet Customers are dial-up Internet accounts within the Telecom Sector, serving ILEC, CLEC or stand alone dial-up accounts in HickoryTech’s service area. 4,834 customers acquired from Internet Connections are included in 2000. This does not include DSL customers, which are not included in any of the listed customer counts.

(H)            Long Distance service accounts are provided in the Telecom Sector to ILEC and CLEC customers.

(I)                 All employee counts reflect actual employee counts at year end. No numbers were restated for the wireless sale.

(J)                Price is the last day closing price.

(K)            Number of Shareholders is approximate total of Company registrations and street name accounts. Data prior to 2000 is not available.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, Internet, data and long distance calling business in other ILEC territories. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it has operated as a telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. HickoryTech sold the wireless operations on December 15, 2003. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations for all periods presented.

THE COMPANY

The eight subsidiaries of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business segments in which they operate are:

TELECOM SECTOR

Mankato Citizens Telephone Company

Mid-Communications, Inc.

Heartland Telecommunications Company of Iowa, Inc.

Cable Network, Inc.

Crystal Communications, Inc.

Minnesota Southern Wireless Company – Discontinued Operations

INFORMATION SOLUTIONS SECTOR

National Independent Billing, Inc.

ENTERPRISE SOLUTIONS SECTOR

Collins Communications Systems Co.

EXECUTIVE SUMMARY OF 2003

The Company’s focus in 2003 was internal, on making the Company stronger and positioning it for the future. Management improved operational efficiencies by managing expenses and containing costs, and by expanding the volume and scope of products offered, particularly broadband services. Although the economy presented challenges, management’s objective was to position the Company for 2004 and beyond. The goals for 2004 and beyond are to increase revenues by adding customers and to increase scope, the breadth of products sold and markets served. Strategies will resemble those of 2003, with continued emphasis on operational efficiencies and expanding market penetration with new and existing products.

The most significant change for HickoryTech in 2003 was the sale of the wireless business.  The sale allowed HickoryTech to retire 1,038,927 shares of HickoryTech stock, which will reduce the level of dilution experienced by shareholders. The cash received from the sale was used to repay a portion of HickoryTech’s outstanding debt.

Management believes the ILEC businesses remain financially strong, even though threats of competition exist. The CLEC business continued to grow and contribute to the Company’s success.  Access revenues have remained consistent, but competition, regulatory changes and usage could impact these revenues going forward.

Information Solutions and Enterprise Solutions experienced lower revenues in 2003 compared to 2002.  As a result, management implemented cost reductions in these segments.  Due to economic factors, there could be a continued decline in revenues for these two sectors in 2004.

The sale of the wireless business allows management to focus on its core wireline and broadband businesses in 2004. Although the Company focused on the sale of the wireless business and on internal growth 2003, the Company will focus on internal and strategic growth in 2004.

CONSOLIDATED RESULTS OF OPERATIONS

2003 Compared to 2002

•                       2003 consolidated revenues were $92,892,000, a $1,754,000 or 1.9% increase relative to 2002. This increase was largely due to increases in revenues in the Telecom Sector resulting from increases in network access revenues, the CLEC customer base and increased broadband data service lines installed.  This increase was partially offset by decreases in revenues in the Information Solutions and Enterprise Solutions Sectors.

•                       Bad Debt expense was $1,109,000 lower in 2003 compared to 2002, due in large part to bankruptcies of interexchange carriers in the telecommunications industry in 2002.

•                       Interest Expense was $1,302,000 lower in 2003 compared to 2002, primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $118,500,000 at December 31, 2003 and $158,000,000 at December 31, 2002.

2002 Compared to 2001

•                       Bad Debt expense was $1,373,000 higher in 2002 compared to 2001, due in large part to bankruptcies of interexchange carriers in the telecommunications industry.

•                       Interest Expense was $3,449,000 lower in 2002 compared to 2001, primarily due to a decrease in total debt outstanding.  The outstanding balance of the revolving credit facility was $158,000,000 at December 31, 2002 and $170,000,000 at December 31, 2001.

OVERALL SUMMARY OF CONTINUING OPERATIONS

Years Ended December 31,	2003	2002	2001
	(Dollars in Thousands)

Operating Income/(Loss)
Telecom Sector	$25,095	$22,679	$20,976
Information Solutions Sector	(3,576)	(3,289)	(658)
Enterprise Solutions Sector	(1,358)	(12)	1,340
Corporate	18	(1,809)	425
	20,179	17,569	22,083
Other Income	62	320	372
Interest Expense	(6,103)	(7,405)	(10,854)
Income Taxes	(5,683)	(4,249)	(4,711)
Income from Continuing Operations	$8,455	$6,235	$6,890

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion. Except for the discussion of the wireless business sale transaction and the discussion of discontinued operations, all of this discussion of HickoryTech’s operating results excludes the results of operations of the discontinued wireless business, which have been reported as discontinued operations in the Telecom Sector for all periods presented.

OPERATING REVENUES – Consolidated operating revenues were $1,754,000 or 1.9% higher in 2003 compared to 2002 and $315,000 or 0.3% higher in 2002 compared to 2001.  The increase in 2003 revenues relative to 2002 was largely due to increases in network access revenues, the CLEC customer base and broadband data service lines installed, all in the Telecom Sector.  This 2003 increase was partially offset by a decrease in revenues in the Information Solutions Sector, which can largely be attributed to the loss of customers and a few customers who have experienced a significant decrease in volumes processed. The Enterprise Solutions Sector also experienced a decrease in revenue in 2003 compared to 2002 due to a decline in equipment sales and service. The increase in 2002 revenues relative to 2001 was primarily attributable to the increase in HickoryTech’s total customer base in its Telecom Sector, the impact of local rate increases by HickoryTech’s ILECs in the Telecom Sector, and the result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network. These increases were partially offset by a lower volume of business in the Enterprise Solutions Sector.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales, which is related to the Enterprise Solutions Sector was $422,000 or 4.0% lower in 2003 compared to 2002 and $2,924,000 or 21.6% lower in 2002 compared to 2001.  The change in cost of sales for both years is primarily the result of the change in sales volume in the Enterprise Solutions Sector.  The gross profit margin in the Enterprise Solutions Sector was 28.8%, 32.6% and 33.4% for 2003, 2002, and 2001, respectively.

COST OF SERVICES (excluding Asset Impairment, Depreciation and Amortization) – Cost of services excluding asset impairment, depreciation and amortization were $473,000 or 1.4% higher in 2003 compared to 2002 and $2,131,000 or 6.9% higher in 2002 compared to 2001. In September of 2003, HickoryTech abandoned a CLEC initiative in a specific market. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment, which was written down to a carrying value of zero in the third quarter of 2003. Higher service costs in the Telecom Sector associated with increased customer counts in 2003 compared to 2002, were offset by a decrease in bad debt expense of $1,126,000. The primary reason for the increase in cost of services in 2002 compared to 2001 was the recording of additional bad debt expense of $1,455,000, due in large part to bankruptcies of interexchange carriers in the telecommunications industry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization) – Selling, general and administrative expenses excluding depreciation and amortization were $1,249,000 or 8.7% lower in 2003 compared to 2002, and $2,469,000 or 20.7% higher in 2002 compared to 2001. The decrease in selling, general and administrative expenses in 2003 compared to 2002 was largely the result of a reduction in compensation accruals associated with management incentives, which are tied to financial metrics that were not achieved as a result of the loss from discontinued operations recorded in 2003. The increase in selling, general and administrative expenses in 2002 compared to 2001 was primarily due to wages and benefits, and other various increased expenses, which are described in more details in the sector discussions below.

ASSET IMPAIRMENT – During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a WDSL operation that also entitled HickoryTech to receive a share of future revenues generated from the WDSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech’s belief that the revenue sharing agreement would not result in future cash flows. The $316,000 charge resulting from the write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of operations for the year ended December 31, 2002.

DEPRECIATION AND AMORTIZATION - Depreciation expense was $1,303,000 or 9.6% higher in 2003 compared to 2002 and $2,832,000 or 26.4% higher in 2002 compared to 2001.  The buildout of HickoryTech’s CLEC and fiber optic networks primarily accounts for the increase in depreciation expense. Amortization expense was $645,000 or 39.3% lower in 2003 compared to 2002 and $5,000 or 0.3% higher in 2002 compared to 2001.  The decrease in amortization expense in 2003 compared to 2002 was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003 and no amortization expense recorded for the WDSL intangible asset in 2003. These impacts were partially offset by lower amortization expense due to the adoption of SFAS No. 142 which caused the company to discontinue amortization of goodwill.

OPERATING INCOME - Operating income was $2,610,000 or 14.9% higher in 2003 compared to 2002 and $4,514,000 or 20.4% lower in 2002 compared to 2001. The increase in operating income from continuing operations in 2003 compared to 2002 was largely due to increased network access revenues, increased CLEC revenues, decreased bad debts in the Telecom Sector and less incentive compensation in 2003, which were partially offset by the increase in cost of services in the Telecom Sector and the decrease in the Information Solutions and Enterprise Solutions Sectors’ revenues, all of which are described above. The decrease in operating income in 2002 compared to 2001 was primarily due to bad debt expenses experienced in 2002 resulting from the bankruptcy of interexchange carriers, along with the increase in depreciation expense related to building out the infrastructure of the CLEC business in the Telecom Sector and the decrease in operating revenues for the Enterprise Solutions Sector resulting from fewer equipment installations and increased wages and benefits, and other various increased expenses as described in more detail in the sector discussion below. These impacts were partially offset by lower amortization expense due to the adoption of SFAS No. 142 which caused the company to discontinue amortization of goodwill.

INTEREST EXPENSE - Interest expense was $1,302,000 or 17.6% lower in 2003 compared to 2002 and $3,449,000 or 31.8% lower in 2002 compared to 2001.  The decrease in interest expense from continuing operations in 2003 was primarily due to a decrease in total debt outstanding.  The outstanding balance of the revolving credit facility was $118,500,000 at December 31, 2003 and $158,000,000 at December 31, 2002. The decrease in interest expense in 2002 was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 6.66% to 4.45% for the years 2001 and 2002, respectively, and a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $158,000,000 on December 31, 2002 and $170,000,000 on December 31, 2001.

INCOME FROM CONTINUING OPERATIONS – Income from continuing operations was $2,220,000 or 35.6% higher in 2003 compared to 2002 and $655,000 or 9.5% lower in 2002 compared to 2001. The increase in 2003 was largely due to increased network access revenues, increased CLEC revenues, and decreased bad debt in the Telecom Sector, which were partially offset by the increase in cost of services in the Telecom Sector, the decrease in the Information Solutions and Enterprise Solutions Sectors’ revenues and the decrease in interest expense, as described above. The primary reasons for the decrease in 2002 were the decrease in operating revenues in the Enterprise Solutions Sector, the increase in depreciation expense due to the build out of the CLEC infrastructure and the additional bad debt expense recorded in 2002.

SECTOR RESULTS OF OPERATIONS

TELECOM SECTOR – The following table provides a breakdown of the Information Solutions Sector operating results.

TELECOM SECTOR

(Dollars in Thousands)	2003	2002	2001

Revenues Before Intersegment Eliminations
ILEC
Local Service	$15,143	$15,137	$14,498
Network Access	33,881	32,377	31,442
Data	1,857	1,557	1,157
Intersegment	275	274	274
Other	7,099	7,459	8,070
Total ILEC	58,255	56,804	55,441

CLEC
Local Service	3,332	2,845	2,123
Network Access	2,374	1,900	1,353
Data	1,301	762	423
Other	1,779	1,040	200
Total CLEC	8,786	6,547	4,099

Long Distance	4,406	4,236	3,960

Internet	3,810	3,563	3,066

Digital TV	364	232	72

Total Telecom Revenues	$75,621	$71,382	$66,638
Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$75,346	$71,108	$66,364
Intersegment	275	274	274
	75,621	71,382	66,638

Cost of Services, excluding Asset Impairment, Depreciation and Amortization	28,071	27,540	26,660
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	9,295	8,521	8,357
Asset Impairment	—	316	—
Depreciation and Amortization	13,160	12,326	10,645
Operating Income	$25,095	$22,679	$20,976

Income from Continuing Operations, net of Tax	$14,941	$13,617	$12,078
Discontinued Operations, net of Tax	(22,897)	(24,164)	203
Net Income	$(7,956)	$(10,547)	$12,281

Capital Expenditures	$10,719	$9,600	$28,438

ILEC Access Lines	63,099	65,355	66,393
CLEC Access Lines
Overbuild	9,871	7,796	5,521
Unbundled Network Element (UNE)	1,647	1,343	1,263
Total Service Resale (TSR)	2,629	4,845	4,789
Total	14,147	13,984	11,573

Long Distance Customers	40,366	35,566	24,241

Internet Customers	16,132	14,420	12,816
Total Telecom Customers	133,744	129,325	115,023
Digital Subscriber Line (DSL) Customers	7,407	3,971	1,851

Revenues:

Telecom Sector operating revenues before intersegment eliminations were $4,239,000 or 5.9% higher in 2003 compared to 2002, and $4,744,000 or 7.1% higher in 2002 compared to 2001. The increases in 2003 and 2002 were primarily due to increased ILEC network access and growth in the CLEC and Internet service revenues. Amana Colonies Telephone Company (ACTC), which was sold on August 6, 2001, contributed $832,000 of revenues to this sector during 2001. Local service rates were increased in HickoryTech’s Iowa ILEC in May 2001 and in the Minnesota ILECs in December 2001, which contributed $942,000 of incremental revenue for 2002.  This increase in 2002 compared to 2001 was primarily the result of increased ILEC network access and growth in the CLEC and Internet service revenues.

ILEC network access revenue was $1,504,000 or 4.6% higher in 2003 compared to 2002 and $935,000 or 3.0% higher in 2002 compared to 2001. The increase in network access revenue in 2003 and 2002 was driven by higher demand for dedicated lines and high-speed circuits. This was partially offset by a decrease in access minutes in 2003 and 2002. HickoryTech’s ILEC operations do not belong to any NECA traffic sensitive access revenue reimbursement pools, but instead, establishes access rates bi-annually in accordance with required regulation. Long-term continuation of this revenue is uncertain, as changes in the industry occur. ACTC contributed $592,000 to network access revenue in 2001. The increase in network access revenue was driven by higher demands for dedicated lines and high-speed circuits in 2002.

On October 16, 2003, the United States District Court, District of Minnesota, issued an injunction providing relief from regulation of an interexchange carrier providing VOIP (Voice Over Internet Protocol) based services in Minnesota. This may result in a change in the business relationship between HickoryTech ILEC businesses and the interexchange carriers, as interconnections with certain VOIP providers may not be governed by tariffed Minnesota access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to this decision.

ILEC data revenue was $300,000 or 19.3% higher in 2003 compared to 2002 and $400,000 or 34.6% higher in 2002 compared to 2001. The increase in both years is the result of increased Digital Subscriber Line (DSL) customers in both years.

CLEC local service revenue was $487,000 or 17.1% higher in 2003 compared to 2002 and $722,000 or 34.0% higher in 2002 compared to 2001. In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. This exit decision meant that in 2003, HickoryTech stopped providing service for 734 customers. As a result, revenues are approximately $155,000 lower in 2003 compared to 2002. In addition, HickoryTech expects revenues to be approximately $200,000 lower in 2004 compared to 2003 due to exiting CLEC resale in IA. CLEC access lines were still 163 or 1.2% higher in 2003 compared to 2002 and 2,411 or 20.8% higher in 2002 compared to 2001, which was the primary reason for the increase in local service revenue in 2003 and 2002. Due to changes in Minnesota state law and regulatory approvals in both Minnesota and Iowa, the ILEC businesses with whom HickoryTech competes, are now able to provide long distance service and face less restrictions on offering bundled services. A higher degree of competition could impact HickoryTech’s local service revenue in future periods.

CLEC network access revenue was $474,000 or 24.9% higher in 2003 compared to 2002 and $547,000 or 40.4% higher in 2002 compared to 2001. The increase in both years is the result of increased penetration in CLEC communities.

CLEC data revenue was $539,000 or 70.7% higher in 2003 compared to 2002 and $339,000 or 80.1% higher in 2002 compared to 2001. The increase in both years is the result of increased penetration in CLEC communities.

Other CLEC revenue was $739,000 or 71.1% higher in 2003 compared to 2002, and $840,000 or 420.0% higher in 2002 compared to 2001. The primary reason for the increase in other revenue was the additional revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network. This service generated $696,000 more revenue in 2003 compared to 2002 and $761,000 more revenue in 2002 compared to 2001.

Long distance revenue was $170,000 or 4.0% higher in 2003 compared to 2002, and $276,000 or 7.0% higher in 2002 compared to 2001. HickoryTech experienced a 4,800 or 13.5% increase in its long distance customer base in 2003, and an 11,325 or 46.7% increase in 2002. During 2003, optional calling plan revenues were reclassified from CLEC local service revenue to long distance revenue. Without this reclassification, long distance revenue would have been $17,000 or 0.4% lower in 2003 compared to 2002 and $222,000 or 5.8% higher in 2002 compared to 2001. Although the customer base is increasing, revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services. A competitor of HickoryTech recently received approval from the state of Minnesota to offer long distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories and with this approval, has the potential to create stronger competition with HickoryTech in these markets, which could result in a reduction in long distance revenue in future periods.

Internet revenue was $247,000 or 6.9% higher in 2003 compared to 2002 and $497,000 or 16.2% higher in 2002 compared to 2001. The increase in revenue was caused primarily by an increase in Internet customers of 1,712 or 11.9% in 2003 compared to 2002 and an increase of 1,604 or 12.5% in 2002 compared to 2001.

Digital TV revenue was $132,000 or 56.9% higher in 2003 compared to 2002 and $160,000 or 222.2% higher in 2002 compared to 2001. The increase in both years is the result of increased penetration.

Cost of Services, excluding Asset Impairment, Depreciation and Amortization:

Cost of services, excluding asset impairment, depreciation and amortization was $531,000 or 1.9% higher in 2003 compared to 2002 and $880,000 or 3.3% higher in 2002 compared to 2001. In September of 2003, HickoryTech abandoned a CLEC initiative in a specific market. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment, which was written down to a carrying value of zero in the third quarter of 2003. Higher service costs associated with increased customer counts in 2003 compared to 2002 were partially offset by a decrease in bad debt expense of $1,126,000 as more fully described below. One reason for the increase in cost of services in 2002 compared to 2001 was the recording of additional bad debt expense of $1,455,000, due in large part to bankruptcies of interexchange carriers in the telecommunications industry. The increases in costs of services noted in 2002 were partially offset by improved efficiencies achieved in the design and operation of HickoryTech’s network as it pertains to its CLEC and Internet operations, specifically, management actions aimed at reducing service costs, which began in 2001, and the combination of certain operating functions aided in reducing service costs for this sector in 2002. ACTC contributed $656,000 of service costs to this sector in 2001.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization were $774,000 or 9.1% higher in 2003 compared to 2002 and $164,000 or 2.0% higher in 2002 compared to 2001. The increase in selling, general and administrative expenses in 2003 compared to 2002 was largely due to increased regulatory fees and an increase in fees paid to outside consultants for cost studies done for the Heartland subsidiary. The increase in selling, general and administrative expenses in 2002 compared to 2001 was largely the result of increased advertising in both ILEC and CLEC markets.

Asset Impairment Charges:

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a WDSL operation that also entitled HickoryTech to receive a share of future revenues generated from the WDSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech’s belief that the revenue sharing agreement would not result in future cash flows. The $316,000 charge resulting from the write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of operations for the year ended December 31, 2002.

Depreciation and Amortization:

Depreciation and amortization was $834,000 or 6.8% higher in 2003 compared to 2002 and $1,681,000 or 15.8% higher in 2002 compared to 2001. The build-out of HickoryTech’s CLEC and fiber optic networks primarily account for the increase in depreciation expense. Depreciation expense was $447,000 or 5.0% higher in 2003 compared to 2002, and $816,000 or 10.1% higher in 2002 compared to 2001, for the networks associated with its ILEC product. Depreciation expense was $456,000 or 13.9 higher in 2003 compared to 2002, and $1,455,000 or 79.3% higher in 2002 compared to 2001, for the networks associated with its CLEC product. Amortization expense was $69,000 or 47.3 lower in 2003 compared to 2002, and $590,000 or 80.2% lower in 2002 compared to 2001. If SFAS No. 142, which required the Company to cease amortization of goodwill, had taken effect in 2001, amortization expense would have been $32,000 or 28.3% higher in 2002 compared to 2001. The increase in amortization in 2002 compared to 2001 was the result of recognizing a full year of amortization for an agreement to develop a WDSL operation that entitled HickoryTech to receive a share of future revenues generated from the WDSL operation in 2002 as opposed to partial year recognition in 2001.

Operating Income and Income from Continuing Operations, net of Tax:

Operating income was $2,416,000 or 10.7% higher in 2003 compared to 2002, and $1,703,000 or 8.1% higher in 2002 compared to 2001. Income from continuing operations, net of tax was $1,324,000 or 9.7% higher in 2003 compared to 2002, and $1,539,000 or 12.7% higher in 2002 compared to 2001. The increase in both operating and income from continuing operations, net of tax in 2003 compared to 2002 was largely due to increased network access revenues, increased CLEC revenues, and decreased bad debts. The increases in 2002 compared to 2001 were largely due to increased network access revenues and increased CLEC revenues offset by increased bad debt expense. If the discontinuance of goodwill amortization pursuant to SFAS No. 142 had taken effect in 2001, operating income would have been $1,081,000 or 5.0% higher in 2002 compared to 2001, and income from continuing operations, net of tax would have been $1,172,000 or 9.4% higher in 2002 compared to 2001.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The selling price was comprised of $16,246,000 in cash and 1,038,927 shares of HickoryTech common stock that were returned to HickoryTech by WWC and subsequently retired. The market value of these shares was $12,207,000 at December 15, 2003. Included in the cash proceeds above is $3,401,000 of cash received for construction in progress assets. The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

Revenue from wireless discontinued operations was $1,108,000 or 7.2% lower in 2003 compared to 2002 and $2,206,000 or 12.5% lower in 2002 compared to 2001. The decrease in revenue from wireless discontinued operations was the result of a decrease in roaming revenues, partially offset by an increase in equipment sales.

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the selling price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of $21,000,000 ($18,638,000 net of income taxes), in the third quarter of 2003. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market. The FCC licenses were tested for impairment on an aggregate basis, which is consistent with HickoryTech’s management of the wireless business. HickoryTech’s 2002 annual impairment assessment of its FCC licenses at December 31, 2002 resulted in a total pre-tax impairment charge of $41,635,000 in the fourth quarter of 2002. These impairment charges are included in the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the years ended December 31, 2003 and 2002.

Pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($3,856,000 net of income taxes). This charge is also included in the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

(Dollars in Thousands)	2003	2002	2001
Revenues Before Eliminations
Unaffiliated Customers	$3,199	$4,249	$4,085
Intersegment	3,203	3,154	4,034
	6,402	7,403	8,119
Cost of Services, excluding Depr. and Amort.	7,002	7,182	6,612
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	600	1,107	1,036
Depreciation and Amortization	2,376	2,403	1,129

Operating Loss	$(3,576)	$(3,289)	$(658)

Net Loss	$(2,329)	$(2,131)	$(455)

Capital Expenditures	$161	$2,472	$1,347

Revenues:

Operating revenues from unaffiliated customers decreased $1,050,000 or 24.7% in 2003 compared to 2002, and increased $164,000 or 4.0% in 2002 compared to 2001. The decrease in operating revenues in 2003 compared to 2002 was due to a few batch-processing customers who have experienced a significant decrease in volumes processed of $659,000, and the loss of several batch-processing customers of $583,000. However, the Company did establish relationships with several new customers employing their SuiteSolution product increasing revenues by $189,000, which aided in offsetting the loss of batch processing customers. At the end of 2003, a customer hired the Company to do temporary billing services on its behalf, which also increased revenues by $54,000. This temporary work is expected to end in 2004. The increase in operating revenues in 2002 compared to 2001 was the result of the impact of new customer relationships for monthly batch processing services, as well as the implementation of the predecessor to SuiteSolution, called WRITE2K, by a new customer, which increased revenues by $189,000.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $180,000 or 2.5% in 2003 compared to 2002, and increased $570,000 or 8.6% in 2002 compared to 2001. The decrease in cost of services in 2003 compared to 2002 primarily reflects cost control measures initiated by management. The increase in cost of services in 2002 compared to 2001 can be largely attributed to lower costs in 2001 as the Company assigned technical resources to the development of its SuiteSolution product, and many of these software development costs were capitalized during 2001. The capitalization of these costs ended during the third quarter of 2001 as the development of SuiteSolution had reached the point where the product was available for release to customers. Because development of the product was completed in 2001, the Company’s technical resources were reassigned to other aspects of the Information Solutions Sector’s operations resulting in a return to higher costs of services. Note that upon the completion of the SuiteSolution product, amortization of the capitalized costs began, as more fully discussed under the caption “Depreciation and Amortization” below.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization decreased $507,000 or 45.8% in 2003 compared to 2002 and increased $71,000 or 6.9% in 2002 compared to 2001. The decrease in selling, general and administrative expenses in 2003 compared to 2002 was primarily the result of management actions aimed at reducing expenses, a reduction in compensation accruals associated with management incentives, which are tied to consolidated financial metrics that were not achieved as a result of the loss from discontinued operations recorded in the 2003 financial statements, and a decrease in bad debt expense. The increase in selling, general and administrative expenses in 2002 compared to 2001 was primarily the result of increased accruals for incentive compensation and increased insurance expense.

Depreciation and Amortization:

Depreciation and amortization decreased $27,000 or 1.1% in 2003 compared to 2002, and increased $1,274,000 or 112.8% in 2002 compared to 2001. Amortization ceased in the second quarter of 2003 for WRITE2K. However, amortization started in the second quarter of 2003 for the new billing software developed in 2002 and 2003. The net result was a slight decrease in depreciation and amortization in 2003 compared to 2002. The increase in depreciation and amortization in 2002 compared to 2001 was largely due to the amortization of capitalized SuiteSolution development costs, which began in the third quarter of 2001. Also contributing to the increase was depreciation expense recorded on capitalized leases for new computer equipment and depreciation expense recorded on other capital expenditures related to equipment acquired in support of the development and implementation of SuiteSolution.

Operating and Net Loss:

Operating loss increased $287,000 or 8.7% in 2003 compared to 2002, and increased $2,631,000 or 399.8% in 2002 compared to 2001. Net loss increased $198,000 or 9.3% in 2003 compared to 2002, and increased $1,676,000 or 368.4% in 2002 compared to 2001. The increase in operating loss and net loss in 2003 compared to 2002 was primarily attributable to the decrease in operating revenues. The increase in operating loss and net loss in 2002 compared to 2001 can be attributed to a decrease in operating revenues, an increase in cost of services, and an increase in depreciation and amortization.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

(Dollars in Thousands)	2003	2002	2001
Revenues Before Intersegment Eliminations
Installation	$6,209	$7,970	$11,227
Service	8,138	7,811	9,147
	14,347	15,781	20,374
Cost of Products Sold	10,216	10,638	13,562
Cost of Services, excluding Depr. and Amort.	1,749	1,576	1,776
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	3,494	3,316	3,337
Depreciation and Amortization	246	263	359
	15,705	15,793	19,034

Operating Income/(Loss)	$(1,358)	$(12)	$1,340

Net Income/(Loss)	$(818)	$(41)	$748

Capital Expenditures	$201	$95	$213

Revenues:

Operating revenues were $1,434,000 or 9.1% lower in 2003 compared to 2002, and $4,593,000 or 22.5% lower in 2002 compared to 2001. Installation revenue was $1,761,000 or 22.1% lower in 2003 compared to 2002 and $3,257,000 or 29.0% lower in 2002 compared to 2001. The decrease in installation revenue in 2003 compared to 2002 was primarily a result of a decrease in sales and installations of PBX systems of $2,173,000 or 50.3%. The decrease in installation revenue in 2002 compared to 2001 was primarily a result of a decrease in sales and installations of PBX and small business systems of $1,313,000 or 21.4% and a decrease in sales of data network equipment of $1,585,000 or 35.0%. Service revenue was $327,000 or 4.2% higher in 2003 compared to 2002 and $1,336,000 or 14.6% lower in 2002 compared to 2001. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction started in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e. voice vs. data protocol) in the communications products, which this sector provides. Due to the uncertainty of the economy, HickoryTech cannot estimate when customer demand for these products and services may return to higher levels.

Cost of Products Sold:

Cost of products sold decreased $422,000 or 4.0% in 2003 compared to 2002, and decreased $2,924,000 or 21.6% in 2002 compared to 2001. Gross profit margin for this sector was 28.8%, 32.6% and 33.4% in 2003, 2002 and 2001, respectively. The decrease in costs of products sold was the result of the decreased installation work described above and the decrease in gross profit margin in 2003 compared to 2002 is the result of lower margins associated with two large system installations performed in 2003. The decrease in 2002 cost of products sold compared to 2001 was in line with the decrease in operating revenues in this sector, as margins remained relatively consistent.

Cost of Services, excluding Depreciation and Amortization:

Cost of services excluding depreciation and amortization increased $173,000 or 11.0% in 2003 compared to 2002, and decreased $200,000 or 11.3% in 2002 compared to 2001. The increase in cost of services excluding depreciation and amortization in 2003 compared to 2002 was largely the result of increased maintenance expense associated with customer contracts. The decrease in costs of services excluding depreciation and amortization in 2002 compared to 2001 was primarily the result of cost reduction measures.

Selling, General and Administrative, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization increased $178,000 or 5.4% in 2003 compared to 2002, and decreased $21,000 or .6% in 2002 compared to 2001. The increase in selling, general and administrative expenses in 2003 compared to 2002 was primarily due to increases in bad debt, benefits and insurance. The decrease in selling, general and administrative expenses in 2002 compared to 2001 was largely due to cost reduction measures and lower HickoryTech corporate allocations.

Depreciation and Amortization:

Depreciation and amortization decreased $17,000 or 6.5% in 2003 compared to 2002, and decreased $96,000 or 26.7% in 2002 compared to 2001. The decrease in 2003 was the result of certain assets becoming fully depreciated. The decrease in 2002 was primarily due to the implementation of SFAS No. 142 effective January 1, 2002, which required HickoryTech to discontinue amortization of goodwill.

Operating and Net Income/(Loss):

Operating loss was $1,358,000 in 2003 compared to operating loss of $12,000 in 2002, and operating income of $1,340,000 in 2001. Net loss in 2003 was $818,000 compared to net loss of $41,000 in 2002 and net income of $748,000 in 2001. The losses generated in 2003 and 2002 as compared to income in 2001 resulted primarily from the changes in operating revenues described above. If SFAS No.142 had taken effect in 2001, the operating loss would have been $1,446,000 or 100.8% higher in 2002 compared to operating income in 2001, and the net loss would have been $844,000 or 105.1% higher in 2002 compared to the 2001 net income.

INTEREST EXPENSE

Interest expense was $1,302,000 or 17.6% lower in 2003 compared to 2002 and $3,449,000 or 31.8% lower in 2002 compared to 2001.  The decrease in interest expense from continuing operations in 2003 was primarily due to a decrease in total debt outstanding.  The outstanding balance of the revolving credit facility was $118,500,000 at December 31, 2003 and $158,000,000 at December 31, 2002. The decrease in interest expense in 2002 was primarily due to a decrease in the weighted average interest rate on HickoryTech’s revolving credit facility from 6.66% to 4.45% for the years 2001 and 2002, respectively, and a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $158,000,000 on December 31, 2002 and $170,000,000 on December 31, 2001.

INCOME TAXES

The effective tax rate for continuing operations was 40.2%, 40.5% and 40.6% in 2003, 2002 and 2001, respectively. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  Management believes that the application of the following accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  Senior management has discussed the development and selection of accounting estimates and the related MD&A disclosure with the Audit Committee.  For a summary of all HickoryTech’s accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition – Revenues are recognized when services are rendered or products are delivered to customers. Revenues in the Telecom Sector are earned from monthly billings to customers for telephone service. ILEC revenues are also derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. The companies that take part in these pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools.  However, to the extent that companies participating in these pools make adjustments, there will be adjustments to recorded revenues in future periods.

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

Allowance for Doubtful Accounts – HickoryTech’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as less specific reserves established based upon historical collection experience. HickoryTech evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations, the customer is delinquent or the customer may dispute the charges. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. HickoryTech also establishes a less specific reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, HickoryTech’s estimates of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The allowance for doubtful accounts was $1,283,000 and $1,358,000 as of December 31, 2003 and 2002, respectively.

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

Effective January 1, 2002, HickoryTech adopted SFAS No. 142 which required the company to cease amortization of goodwill and FCC licenses.  Instead, these assets were subject to an impairment test upon adoption on January 1, 2002.  Goodwill and FCC licenses are also subject to an annual impairment test as well as upon certain events that indicate that an impairment may be present.  The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of their reporting units by application of a discounted cash flow analysis.  The FCC license impairment test consists of one step, comparing the aggregate book carrying value of the FCC licenses to their aggregate estimated fair value.  The Company made a determination of FCC license fair values using methodologies that include analyzing market comparable transactions and applying discounted cash flow analyses specific to the FCC licenses.  Management makes estimates that are included in their discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill. In December 2003, HickoryTech sold its wireless business, including all FCC licenses.

Income Taxes – As part of the process of preparing our consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.  The Company has established a $640,000 and $470,000 valuation allowance at December 31, 2003 and 2002, respectively due to uncertainty about realization of benefits associated with net operating losses generated in the state of Iowa. Additionally, we have reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe that our current income tax reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions could impact the provision for income taxes reflected in our consolidated statements of operations.

Post-Retirement Benefits – The net post-retirement benefit expense was $717,000, $637,000 and $364,000 in 2003, 2003 and 2001, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. The health care cost trend rate is based upon an evaluation of the historical trends and experience, taking into account current and expected market conditions. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. If the assumptions utilized in determining the post-retirement benefit expense and liability differ from actual events, the results of operations for future periods could be impacted.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2003, the Company assumed a discount rate of 6.25%. In measuring the accumulated post-retirement benefit obligation as of December 31, 2003, the initial health care inflation rate for 2004 was assumed to be 12% and the ultimate health care inflation rate for 2009 and beyond was assumed to be 5%. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $1,554,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,247,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2003, the unrecognized net actuarial loss was $5,755,000. During each of the last three years, the Company has lowered the discount rate assumption due to decreases in interest rates. In recent years, the Company has increased the health care cost trend rate assumption to reflect the current trend of increasing medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

DIVIDENDS

HickoryTech paid dividends of $6,150,000, or $0.44 per share, in 2003. The dividend per share rate was the same as in 2002 and 2001. HickoryTech expects to pay at least the same per share rate of dividends in 2004, which is not expected to negatively impact the liquidity of HickoryTech.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE – The total long-term capital structure (long-term obligations plus shareholders’ equity) for HickoryTech was $146,757,000 at December 31, 2003, reflecting 19.6% equity and 80.4% debt.  This compares to a capital structure of $216,194,000 at December 31, 2002, reflecting 27.1% equity and 72.9% debt. This position is the result of the recurring nature of many of HickoryTech’s charges to customers, consistent capital expenditures and dividends, and the proven pace at which the Company is reducing its debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS – Cash flows from operations continue to be a steady source of funds for HickoryTech, primarily coming from the Telecom Sector. Cash provided from operations was $36,749,000 in 2003, $34,667,000 in 2002, and $25,135,000 in 2001. Cash flows in 2003 were primarily attributable to net loss offset by non-cash expenses, including depreciation and amortization of $17,638,000, the $25,345,000 asset impairment charges that occurred in discontinued operations, and $4,817,000 of deferred taxes. Cash flows from operations in 2002 were primarily attributable to net loss offset by non-cash expenses, including depreciation and amortization of $17,789,000 and the $41,951,000 asset impairment charges, which were partially offset by a deferred income tax benefit of $9,804,000.  Cash flows from operations in 2001 were primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $16,794,000 and an increase in deferred tax liabilities of $5,217,000, partially offset by increases in income taxes receivable, increases in costs in excess of billings on contracts in the Enterprise Solutions Sector and decreases in accounts payable relating to timing of payments and decreases in billings in excess of costs on contract in the Enterprise Solutions Sector.

Cash provided by investing activities was $6,979,000 in 2003, while cash used in investing activities was $16,331,000 in 2002 and $39,979,000 in 2001. The sale of HickoryTech’s wireless business in 2003 provided $16,246,000 of cash. Capital expenditures were $13,570,000 in 2003, $16,674,000 in 2002 and $32,868,000 in 2001. Capital expenditures were incurred to construct additional network facilities to provide CLEC services and buildout fiber optic and wireless networks.  HickoryTech expects capital expenditures in 2004 to be approximately $18,000,000.  There were $4,144,000 redemptions of investments in 2003. Conditions of its debt agreement allowed HickoryTech to reduce its equity investment in one of its lenders by $4,100,000. The remaining $44,000 redemption of investments represents the Information Solutions Sector’s share in the National Independent Billing Partnership, which was dissolved in 2003. Cash used in investing activities also included $2,717,000 in 2001 for capitalized software development costs associated with SuiteSolution in the Information Solutions Sector. Cash used in investing activities included $11,386,000 in 2001 for the acquisition of PCS licenses (including direct acquisition costs).  Proceeds from sale of assets provided $6,992,000 in 2001, which was related primarily to the sale of ACTC.

Cash used in financing activities was $45,324,000 in 2003 and $18,470,000 in 2002, while cash provided by financing activities was $15,662,000 in 2001. In 2003, cash was primarily used to repay $39,500,000 of borrowings and to pay dividends of $6,150,000. In 2003, cash was also used to repurchase 66,600 shares of common stock under HickoryTech’s repurchase plan for $661,000, and to retire 18,370 shares of common stock from a compensation plan trust account for $185,000. In 2002, cash was used primarily to repay $12,000,000 of borrowings, to repurchase common stock under HickoryTech’s repurchase plan for $1,072,000 and to pay dividends of $6,170,000.  In 2001, HickoryTech borrowed approximately $21,000,000 under its credit facilities, and paid cash dividends of $6,117,000.

WORKING CAPITAL – Working capital was $9,300,000 as of December 31, 2003 compared to working capital of $13,073,000 as of December 31, 2002.  The ratio of current assets to current liabilities was 1.7 to 1.0 as of December 31, 2003 and 1.9 to 1.0 as of December 31, 2002.

LONG-TERM OBLIGATIONS – HickoryTech’s long-term obligations as of December 31, 2003, were $118,040,000, excluding current maturities of $1,572,000.  As of December 31, 2003, HickoryTech had a $157,000,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $125,000,000 revolving credit component and a $32,000,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008. However, since not all of the available revolving credit has been utilized as of December 31, 2003, the payment schedule is as follows: 2006 - $25,562,000, 2007 – $32,813,000 and 2008 – $28,125,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, $23,000,000 in the first quarter in 2009 and $4,000,000 in the second quarter of 2009.  The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates.  The weighted average interest rate was 4.09% at December 31, 2003 and 4.32% at December 31, 2002. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms.  The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008.  As of December 31, 2003, HickoryTech had drawn $118,500,000 on this credit facility and had $38,500,000 of available credit.  Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements.  This sector recorded additions to property, plant and equipment of $660,000, $618,000 and $1,041,000 in 2003, 2002 and 2001, respectively, related to these capital lease arrangements.

In 2001, HickoryTech’s acquisition of PCS licenses was funded with debt, using its revolving credit facility.

HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. A lower level of interest expense is likely to occur in 2004 because of the large reduction in principle amounts outstanding.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period. Interest on Long-term Debt is estimated using the interest rate as of December 31, 2003.

	Payments Due by Year
	(Dollars in Thousands)
	Total	2004	2005 to 2007	2008 to 2009	2010 and after
Contractual Obligations
Long-term Debt	$118,500	$1,000	$61,375	$56,125	$—
Interest on Long-term Debt	22,158	4,949	13,833	3,376	—
Capital Lease Obligations	1,112	572	540	—	—
Interest on Capital Leases	82	52	30	—	—
Purchase Obligations	2,042	1,823	219	—	—
Operating Leases	912	414	158	30	310
Total Contractual Cash Obligations	$144,806	$8,810	$76,155	$59,531	$310

The following table sets forth the total line of credit expirations as follows:

	Amount of Commitment Expiration per Year
	(Dollars in Thousands)
	Total	2004	2005	2006	2007	2008
Revolving Credit Component	$125,000	$17,188	$20,312	$26,563	$32,812	$28,125

CONSTRUCTION PLANS – HickoryTech has embarked on a five-year fiber network reconstruction program in its core telephone property in Mankato in support of its leading broadband service strategy. The network reconstruction program will total approximately $20,000,000 over the five-year period, in addition to the historical levels of capital spending in 2003 and 2002. Management believes that in addition to supporting the aggressive broadband product deployment strategies of the future, that the reconstruction should be one of its foremost defenses against competition in its core market.

REGULATORY ASSET AND LIABILITY – Effective January 1, 2002, the Federal Communications Commission (FCC), in it’s “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.”

The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by NECA. TIC was eliminated by reallocating the costs to the other access billing categories.

The FCC conducted an investigation of all tariff filings, including NECA’s (National Exchange Carrier Association) CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories.

The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation.

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA will require Heartland to repay the $611,000 over the twelve months of 2004.

The FCC has approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech will recoup this revenue over the remaining eighteen months of the TS tariff, beginning January 1, 2004.

In accordance with SFAS No. 71, HickoryTech has recorded a regulatory asset equal to the $611,000 that it will recover from monthly traffic sensitive billings and has recorded a corresponding $611,000 liability for the amounts that will be repaid to the NECA CCL pool.

OTHER – On June 26, 2001, HickoryTech acquired two PCS licenses in southern Minnesota. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion of this acquisition.

On August 6, 2001, HickoryTech completed the sale of its local telephone exchange in Amana, Iowa. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion of this disposition.

CONTINGENCIES

In January 2002, National Independent Billing Partnership (NIBP), an unconsolidated partnership of NIBI (see Note 1 of the Notes to Consolidated Financial Statements for discussion of NIBP), received written claims from one of its customers relating to contractual obligations. The claims are not a formal legal action. NIBP disagrees with the claims made by this customer. There has been no formal dialogue between the parties on this matter since March 2002. The Partnership has been dissolved as of December 31, 2003 with all remaining assets being distributed to the remaining partners. In the opinion of management, the ultimate resolution of these claims will not have a material adverse impact on HickoryTech’s financial position, results of operations or cash flows.

RECENT ACCOUNTING DEVELOPMENTS

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003.  The adoption of this standard did not impact the financial position, results of operations, or cash flows of HickoryTech.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Company obtains an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the Company adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which the Company maintains an interest. The Company did not absorb the majority of the losses or residual returns of the variable interest entities in which the Company maintains an interest and these interests are not significant. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on our results of operations or financial position.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. The Company has incorporated the new disclosure requirements into the Notes to Consolidated Financial Statements included in this report.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. The retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-1, the Company has elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in the consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require the Company to change previously reported information. Beginning January 1, 2006, Medicare’s prescription drug plan will be the primary plan for qualified retirees when they become age 65 and are eligible for Medicare. Thus, the Company may see a decrease in the amount of prescription drug benefits to be paid beginning in 2006.

On December 20, 2002, the Federal Communications Commission (FCC) notified carriers that they would not adopt SFAS No. 143 for regulatory accounting purposes. HickoryTech determined the amount of asset retirement obligations required to be recorded for its ILEC companies under the provisions of SFAS No. 143 were not significant and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations. HickoryTech’s competitive local exchange carrier (CLEC), Enterprise Solutions, and Information Solutions also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that its CLEC, along with Enterprise Solutions and Information Solutions, do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years in Dockets P-999/CI-98-674 and P999/CI-00-829 respectively. The Minnesota PUC recently issued an order to refer the access reform issue to a contested case hearing during the first half of 2004.  The ILEC industry, interexchange carriers and state agencies are also concurrently negotiating in hopes of an agreement to transition access rate changes over several years. The outcome of this process, whether by negotiation or commission order resulting from a hearing may not be realized until late in 2004, or possibly later. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes. HickoryTech has been receiving requests for local number portability. Local number portability implementation is expected in May 2004, but HickoryTech cannot estimate the impact on service and revenue, if any, of such an implementation.

Changes to Minnesota Statute 237.626 enacted in 2003 have made it less burdensome for ILEC’s to conduct promotional activities and combine services in bundles.

ILEC Iowa - In Iowa, companies with fewer than 15,000 access lines remain unregulated. HickoryTech’s Iowa ILEC subsidiary falls below this regulation threshold.

CLEC - HickoryTech’s CLEC company operates in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies. Additionally, Crystal offers digital video (CATV) service in the St. Peter, Minnesota market under a franchise negotiated with the local municipality.

Wireline InterState - The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to a nationwide average cost of providing access. This biannual rate process was recently completed in June 2003 and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an FCC October 2001 order (a/k/a MAG Plan). Funds collected are pooled, and HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted from time to time. HickoryTech’s CLEC interstate access rates are established in accordance with the FCC’s April 2001 order and no further changes are known at the present time.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-Looking Statements

This report on Form 10-K and other documents filed by HickoryTech under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and should and variations of these words and similar expressions are intended to identify these forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause HickoryTech’s actual results to differ materially from such statements.

Uncertainties causing differing results from those expressed in the forward-looking statements include, but are not limited to, those uncertainties set forth below:

•                       The effects of on-going deregulation in the telecommunications industry as a result of the Federal Telecommunications Act of 1996 (the “Telecommunications Act”) (which allows competition among telephone companies for the rights to offer telephone service to customers in a franchised service area) and other similar federal and state legislation and regulations, including, without limitation, (i) greater-than-anticipated competition in HickoryTech’s predominately rural local exchange telephone markets, (ii) greater-than-anticipated reductions in revenues received from federal and state access charges for switching long distance traffic, (iii) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and access charge reforms, and (iv) future state regulatory actions taken in response to the Telecommunications Act.

•                       The lack of assurance that HickoryTech can compete effectively against competitors, especially competitors with a larger national or regional market niche.

•                       The effects of greater-than-anticipated competition, including, without limitation, competition requiring new pricing or marketing strategies or new product offerings, the attendant risk that HickoryTech will not be able to respond on a timely or profitable basis and the competitive effect of relationships with other carriers causing new pricing on services such as interexchange access charges.

•                       HickoryTech’s ability to successfully introduce new products and services, including, without limitation, (i) the ability of Crystal (which started its competitive local exchange carrier (CLEC) business in January 1998) to provide competitive local service in new markets, (ii) the ability of NIBI (which is a billing and data services company) to implement, market, and sell its SuiteSolution billing system, (iii) the ability of HickoryTech to offer bundled service packages on terms attractive to its customers, (iv) the ability of HickoryTech to successfully expand its long distance and Internet offerings to new markets and (v) the ability of HickoryTech to introduce and sell the equipment and systems of Nortel, Bay Networks and Cisco versus the competitive alternatives of other suppliers.

•                       Possible changes in the demand for HickoryTech’s products and services, including, without limitation, lower-than-anticipated demand for, (i) premium telephone services, additional access lines per household or minutes of use volume associated with telephone service, (ii) data processing services or billing systems, and (iii) communication and data equipment.

•                 Regulatory limits on HickoryTech’s ability to change its prices for telephone services in response to competitive pressures.

•                 The risks inherent in rapid technological change, including, without limitation, the risk that technologies will not be procured by HickoryTech on a timely or cost-effective basis or perform according to expectations.

•                 The risks associated with decisions of other telecommunications carriers involving their choice of networking, routes, points of interconnection, technology or signaling protocol, and other telecommunications issues.

•                 HickoryTech’s ability to effectively manage its growth, including, without limitation, HickoryTech’s ability to (i) integrate the operations of Crystal into HickoryTech’s operations, (ii) manage NIBI’s development of and migration to SuiteSolution as its new primary software platform for billing and customer care management, (iii) achieve projected economies of scale and cost savings, (iv) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses, (v) conform with existing debt covenants and negotiate new debt facilities which conform with evolving business plans, (vi) implement necessary internal controls and retain and attract key personnel and (vii) identify future acquisition opportunities for growth.

•                 Any difficulties in HickoryTech’s ability to expand through additional acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

•                 The effects of more general factors, including, without limitation:

•                                    Changes in general industry and market conditions and growth rates.

•                                    Changes in interest rates or other general national, regional, or local economic conditions.

•                                    Changes in legislation, regulation or public policy.

•                                    Unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments.

•                                    The continued availability of financing in amounts, terms and conditions necessary to support HickoryTech’s operations.

•                                    Changes in HickoryTech’s relationships with vendors.

•                                    Changes in HickoryTech’s debt ratios and the resultant effect on debt ratings.

•                                    Unfavorable outcomes of regulatory or legal proceedings.

•                                    Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

Due to the uncertainties listed above and the fact that any forward-looking statements by HickoryTech and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance. Except as required by law, HickoryTech disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from six months to fifty-four months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2003, HickoryTech’s interest expense would have increased $353,000 in 2003. If the interest expense on the variable portion of long-term debt increases 10% in 2004, interest expense would be approximately $129,000 higher.

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

To provide reasonable assurance that assets are safeguarded against loss and that accounting records are reliable for preparing financial statements, HickoryTech management maintains a system of internal controls. The Board of Directors pursues its oversight role with respect to HickoryTech’s financial statements through the Audit Committee.  The Audit Committee, which is composed of directors who are not officers or employees, meets regularly with the independent accountants and management to review the scope of internal controls, the manner in which they perform their responsibilities, audit activities and financial reporting. The independent public auditors have unrestricted access to the Audit Committee.  The Audit Committee reviews and approves financial disclosures prior to their public release.

HickoryTech’s financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors. Management has made available to the independent auditors all HickoryTech financial records and related data. Their audits, which included consideration of the internal controls, culminated in their report which appears on this page.

John E. Duffy	David A. Christensen
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of

Hickory Tech Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hickory Tech Corporation and its subsidiaries (HickoryTech) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of HickoryTech’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

January 30, 2004

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollars in Thousands, Except Per Share Amounts)

	2003	2002	2001
OPERATING REVENUES:
Telecom Sector	$75,346	$71,108	$66,364
Information Solutions Sector	3,199	4,249	4,085
Enterprise Solutions Sector	14,347	15,781	20,374
TOTAL OPERATING REVENUES	92,892	91,138	90,823

COSTS AND EXPENSES:
Cost of Products Sold, Enterprise Solutions	10,216	10,638	13,562
Cost of Services, excluding Asset Impairment, Depreciation and Amortization	33,471	32,998	30,867
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	13,159	14,408	11,939
Asset Impairment	—	316	—
Depreciation	14,870	13,567	10,735
Amortization of Intangibles	997	1,642	1,637
TOTAL COSTS AND EXPENSES	72,713	73,569	68,740

OPERATING INCOME	20,179	17,569	22,083

OTHER INCOME/(EXPENSE):
Equity in Net Income/(Loss) of Investees	9	(25)	(27)
Interest and Other Income	53	345	399
Interest Expense	(6,103)	(7,405)	(10,854)
TOTAL OTHER INCOME (EXPENSE)	(6,041)	(7,085)	(10,482)
INCOME BEFORE INCOME TAXES	14,138	10,484	11,601
INCOME TAX PROVISION	5,683	4,249	4,711
INCOME FROM CONTINUING OPERATIONS	8,455	6,235	6,890
DISCONTINUED OPERATIONS (Note 3)
Income/(Loss) from Operations of Discontinued Component
Including Loss on Disposal of $25,642,000 in 2003	(23,087)	(38,692)	3,108
Income Tax (Benefit)/Provision	(1,857)	(15,830)	1,260
INCOME/(LOSS) ON DISCONTINUED OPERATIONS	(21,230)	(22,862)	1,848

NET INCOME/(LOSS)	$(12,775)	$(16,627)	$8,738

Basic Earnings Per Share - Continuing Operations:	$0.61	$0.44	$0.50
Basic Earnings/(Loss) Per Share - Discontinued Operations:	(1.53)	(1.63)	0.13
	$(0.92)	$(1.19)	$0.63
Dividends Per Share	$0.44	$0.44	$0.44

Weighted Average Common Shares Outstanding	13,934,178	14,023,645	13,904,690

Diluted Earnings Per Share - Continuing Operations:	$0.61	$0.44	$0.49
Diluted Earnings/(Loss) Per Share - Discontinued Operations:	(1.53)	(1.62)	0.13
	$(0.92)	$(1.18)	$0.62
Weighted Average Common and Equivalent Shares Outstanding	13,961,282	14,075,684	14,001,478

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(Dollars in Thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$278	$1,874
Receivables, Net of Allowance for Doubtful Accounts of $1,283 and $1,358	9,984	11,056
Income Taxes Receivable	2,838	3,222
Costs in Excess of Billings on Contracts	934	2,107
Inventories	4,453	5,059
Deferred Income Taxes	1,057	951
Other	2,497	2,840
TOTAL CURRENT ASSETS	22,041	27,109
INVESTMENTS	6,710	10,517
PROPERTY, PLANT AND EQUIPMENT	230,490	247,375
LESS ACCUMULATED DEPRECIATION	116,487	111,101
PROPERTY, PLANT AND EQUIPMENT, NET	114,003	136,274
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	481	34,669
Financial Derivative Instrument	2,515	—
Deferred Costs and Other	4,876	6,556
TOTAL OTHER ASSETS	32,958	66,311
TOTAL ASSETS	$175,712	$240,211
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$1,001	$—
Accounts Payable	3,771	4,543
Accrued Expenses	3,243	3,719
Accrued Interest	41	512
Billings in Excess of Costs on Contracts	73	80
Advanced Billings and Deposits	3,040	3,741
Current Maturities of Long-Term Obligations	1,572	1,441
TOTAL CURRENT LIABILITIES	12,741	14,036
LONG-TERM OBLIGATIONS, Net of Current Maturities	118,040	157,599
DEFERRED INCOME TAXES	10,331	4,377
DEFERRED REVENUE AND EMPLOYEE BENEFITS	5,883	5,604
TOTAL LIABILITIES	146,995	181,616
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 13)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 2003, 12,967,811; 2002, 13,983,929	1,297	1,398
Additional Paid-In Capital	7,690	7,885
Retained Earnings	18,246	49,312
Accumulated Other Comprehensive Income	1,484	—
TOTAL SHAREHOLDERS’ EQUITY	28,717	58,595
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$175,712	$240,211

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(12,775)	$(16,627)	$8,738
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,638	17,789	16,794
Intangible Asset Impairment	21,000	41,951	—
Long-Lived Asset Impairment	4,345	—	—
(Gain)/Loss on Sale of Assets	(3)	183	(1,115)
Loss on Abandoned Asset	632	—	—
Provision for Losses on Accounts Receivable	1,093	2,114	782
Deferred Income Taxes	4,817	(9,804)	5,217
Stock-Based Compensation	(160)	329	217
Employee Retirement Benefits and Deferred Compensation	412	471	170
Accrued Patronage Refunds	(555)	(583)	(1,114)
Equity in Net (Income)/Loss of Investees	(9)	25	27
Tax Benefit from Stock Option Transactions	17	118	—
Cash Provided From Operations Before Changes In Assets and Liabilities	36,452	35,966	29,716
Changes in Operating Assets and Liabilities Net of Effects of Acquisitions and Dispositions:
Receivables	(1,234)	(254)	(823)
Inventories	310	(70)	(442)
Billings and Costs on Contracts	1,166	(676)	(1,321)
Accounts Payable and Accrued Expenses	(1,241)	(281)	(1,525)
Advance Billings and Deposits	95	161	125
Deferred Revenue and Employee Benefits	(105)	(310)	23
Other	1,306	131	(618)
Net Cash Provided By Operating Activities	36,749	34,667	25,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(13,570)	(16,674)	(32,868)
Additions to Capitalized Software Development Costs	—	—	(2,717)
Redemption of Investments	4,144	100	—
Acquisitions, Net of Cash Acquired	—	—	(11,386)
Proceeds from Sale of Wireless Business	16,246	—	—
Proceeds from Sale of Assets	159	243	6,992
Net Cash Provided By (Used In) Investing Activities	6,979	(16,331)	(39,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	1,001	—	—
Repayments of Debt	—	—	(649)
Payments of Capital Lease Obligations	(588)	(480)	(141)
Borrowings on Credit Facility	11,250	2,950	30,500
Repayments on Credit Facility	(50,750)	(14,950)	(8,500)
Proceeds from Issuance of Common Stock	759	1,252	569
Dividends Paid	(6,150)	(6,170)	(6,117)
Stock Repurchase	(846)	(1,072)	—
Net Cash Provided By (Used In) Financing Activities	(45,324)	(18,470)	15,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,596)	(134)	818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	2,008	1,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278	$1,874	$2,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$6,906	$7,682	$11,337
Cash Paid for Income Taxes, Net of $3,142 and $990 of Tax Refunds in 2003 and 2002	$(1,392)	$(230)	$1,750
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$660	$618	$1,041
Stock Consideration Received in Wireless Business Sale	$12,207	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollars in Thousands)

	Common Stock		Additional Paid - In Capital	Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity	Total Comprehensive Income(Loss)
	Shares	Amount

BALANCE, DECEMBER 31, 2000	13,878,568	$1,388	$5,473	$70,496	$—	$77,357

Stock Award Plan	18,374	2	211			213
Employee Stock Purchase Plan	20,781	2	291			293
Directors’ Stock Retainer Plan	2,089		33			33
Dividend Reinvestment Plan	15,496	2	246			248
Net Income				8,738		8,738	$8,738
Dividends Paid				(6,117)		(6,117)
Total Comprehensive Income						—	$8,738

BALANCE, DECEMBER 31, 2001	13,935,308	1,394	6,254	73,117	—	80,765

Stock Award Plan	43,931	4	295			299
Employee Stock Purchase Plan	24,777	2	297			299
Directors’ Stock Retainer Plan	2,282		30			30
Stock Options Exercised	63,796	6	696			702
Dividend Reinvestment Plan	19,535	2	249			251
Stock Repurchase	(105,700)	(10)	(54)	(1,008)		(1,072)
Stock Option Tax Benefit			118			118
Net Income				(16,627)		(16,627)	$(16,627)
Dividends Paid				(6,170)		(6,170)
Total Comprehensive Loss						—	$(16,627)

BALANCE, DECEMBER 31, 2002	13,983,929	1,398	7,885	49,312	—	58,595

Stock Award Plan	23,193	2	(237)			(235)
Employee Stock Purchase Plan	27,763	3	256			259
Directors’ Stock Retainer Plan	6,811	1	74			75
Stock Options Exercised	24,387	2	227			229
Dividend Reinvestment Plan	25,625	3	268			271
Stock Repurchase	(84,970)	(8)	(218)	(619)		(846)
Stock Received in Wireless Sale	(1,038,927)	(104)	(582)	(11,522)		(12,207)
Stock Option Tax Benefit			17			17
Net Income/(Loss)				(12,775)		(12,775)	$(12,775)
Dividends Paid				(6,150)		(6,150)
Other Comprehensive Income, Net of Income Taxes					1,484	1,484	1,484
Total Comprehensive Loss						—	$(11,291)

BALANCE, DECEMBER 31, 2003	12,967,811	$1,297	$7,690	$18,246	$1,484	$28,717

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

Basis of Consolidation – The consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following three business segments:  (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector. An investment in an unconsolidated partnership for the Information Solutions Sector is accounted for using the equity method.  The operations of this partnership were dissolved during 2003. No material wind-down costs were incurred. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of services include all costs related to delivery of HickoryTech’s communications services and products. These costs include all costs of performing services and providing related products. It does not include costs associated with selling, general and administrative, depreciation and amortization of property, plant and equipment, intangible asset impairment charges and costs of sales for the Enterprise Solutions Sector.

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC).  The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented (see Note 3).

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

Reclassifications – Certain reclassifications were made to the 2002 and 2001 financial statements to conform to the 2003 presentation.  These reclassifications had no impact on previously reported net income (loss), or shareholders’ equity or cash flows.

Property, Plant and Equipment – Property, plant and equipment are recorded at original cost of acquisition or construction.  When regulated incumbent local exchange carrier (ILEC) telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant.  When other plant and equipment is sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in operating income.  Maintenance and repairs are charged to expense as incurred.

In September of 2003 HickoryTech abandoned a CLEC initiative. As a result, HickoryTech wrote off property, plant and equipment with a carrying value of $632,000. This $632,000 charge is included in the cost of services of the Telecom Sector in the consolidated statement of operations.

The components of property, plant and equipment are summarized as follows:

(Dollars in Thousands)

	2003	2002

ILEC Telephone Plant (Telecom Sector)	$161,981	$152,305
CLEC Telephone Plant (Telecom Sector)	55,102	54,786
Wireless Plant (Telecom Sector)	—	27,871
Other Property and Equipment	13,407	12,413
Total	230,490	247,375
Less Accumulated Depreciation	116,487	111,101
Property, Plant and Equipment, Net	$114,003	$136,274

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant for the three years ended December 31, 2003, were 6.1%, 6.1%, and 5.9%.  All other property, plant and equipment is depreciated over estimated useful lives of three to twenty years, and buildings are depreciated over their estimated useful lives of thirty-nine years. Other property and equipment includes $660,000 and $618,000 of equipment acquired under capital leases in 2003 and 2002.  Amortization expense related to these capital leases was $558,000 and $459,000 in 2003 and 2002.  Accumulated amortization related to these leases was $1,147,000 and $589,000 in 2003 and 2002.

Cash Equivalents – Cash equivalents include short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments.

Investments – Investments include $6.1 million of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs) accounted for under the cost method of accounting.  This method requires HickoryTech to periodically evaluate whether a non-temporary decrease in value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Investments also included an unconsolidated partnership accounted for using the equity method of accounting. NIBI, a wholly owned subsidiary of HickoryTech, was a 40% general partner in National Independent Billing Partnership (NIBP), which performed billing and collection clearinghouse functions for interexchange carriers. NIBP was dissolved as of December 31, 2003. NIBP had total assets of $496,000 and liabilities of $413,000, respectively as of December 31, 2002.  For the years ended December 31, 2003 and 2002, NIBP had revenues of $19,000 and $184,000 respectively, and net income/(loss) of $28,000 and ($68,000), respectively.

Inventories – Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.  Cost is determined on a first-in first-out (FIFO) basis. The net realizable value of the inventory is reflected by reserves, which offset the cost of inventory.

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

Capitalized Software Costs – Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” HickoryTech capitalizes costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three years. During 2003, 2002 and 2001, HickoryTech capitalized $144,000, $2,439,000 and $1,285,000, respectively, of costs associated with software purchased or developed for internal use only. These software costs are included in property, plant and equipment, and amounted to $2,552,000 and $3,196,000 at December 31, 2003 and 2002,respectively. These amounts are net of accumulated amortization of $1,199,000 and $412,000 at December 31, 2003 and 2002,respectively. Amortization expense relating to these costs amounted to $788,000 and $746,000 in 2003 and 2002, respectively.

Software costs associated with software that is developed or purchased for external sale or license are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” HickoryTech capitalizes costs related to such software when technological feasibility has been established and continues capitalization until the product becomes available for general release to customers. HickoryTech capitalized software costs of $2,717,000 in 2001 related to software that will be sold or licensed externally. These software costs are included in other non-current assets, and amounted to $1,275,000 and $2,170,000 at December 31, 2003 and 2002, respectively. These amounts are net of accumulated amortization of $2,651,000 and $1,756,000 at December 31, 2003 and 2002, respectively. Capitalized software costs are amortized on a product-by-product basis over the estimated economic life of the product, which are currently three and four years.  Amortization expense relating to these costs amounted to $895,000 in 2003 and $1,027,000 in 2002.

Comprehensive Income – HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income (loss), HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges.

Advertising Expense – Advertising is expensed as incurred. Advertising expense charged to operations was $935,000, $926,000 and $684,000 in 2003, 2002 and 2001, respectively.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

	2003	2002	2001
Weighted Average Shares Outstanding	13,934,178	14,023,645	13,904,690
Stock Options	18,809	39,916	95,645
Stock Subscribed (ESPP)	8,295	12,123	1,143

Total Dilutive Shares Outstanding	13,961,282	14,075,684	14,001,478

Options to purchase 481,698 shares as of December 31, 2003, 249,800 shares as of December 31, 2002 and 76,750 shares as of December 31, 2001 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Stock Compensation – At December 31, 2003, HickoryTech has four stock-based employee compensation plans, which are described more fully in Note 6.  HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans.  If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options (see Note 6):

	Years Ended December 31
(Dollars in Thousands)	2003	2002	2001

Reported Net Income/(Loss)	$(12,775)	$(16,627)	$8,738
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(160)	329	217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(101)	(666)	(539)

Pro Forma Net Income/(Loss)	$(13,036)	$(16,964)	$8,416

Earnings per share:
Basic - as reported	$(0.92)	$(1.19)	$0.63
Basic - pro forma	$(0.94)	$(1.21)	$0.61

Diluted - as reported	$(0.92)	$(1.18)	$0.62
Diluted - pro forma	$(0.94)	$(1.20)	$0.60

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

Effective with the adoption of this standard, HickoryTech is no longer amortizing acquired goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is used to identify potential impairment based upon the fair value of the applicable reporting unit. If the fair value of the reporting unit is less than its carrying value, a second step is required to determine the fair value of the individual assets and liabilities of the reporting unit in order to measure the amount of the goodwill impairment. Upon adoption of this standard, HickoryTech completed a transitional impairment test for its acquired goodwill, determining fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded.

Additionally, upon adoption of SFAS No. 142, HickoryTech was required to reassess the useful lives of its other intangible assets. HickoryTech’s other intangible assets primarily consisted of wireless FCC licenses (FCC licenses), which have now been sold as part of the sale of the wireless business. The renewal of FCC licenses is a routine matter involving a nominal fee and HickoryTech has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, HickoryTech no longer amortized FCC licenses as they were deemed to be intangible assets that have indefinite lives. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. The FCC licenses were tested for impairment on an aggregate basis, which was consistent with HickoryTech’s management of the wireless business. HickoryTech tested indefinite-lived intangible assets for impairment between annual tests if events or changes in circumstances indicated that the asset might be impaired. In the third quarter of 2003, due to the pending sale of Minnesota Southern Wireless Company, which was closed on December 15, 2003, HickoryTech completed an impairment test in the third quarter of 2003 for the FCC licenses. This impairment test resulted in a total pre-tax impairment charge of $21,000,000 in the Telecom Sector. This impairment is reported as part of discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003 (see Note 3).

As of December 31, 2002, HickoryTech completed its annual impairment test for FCC licenses using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in the determination of a total pre-tax impairment charge of $41,635,000 in the fourth quarter of 2002 in the Telecom Sector. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors included declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market.

On a prospective basis, HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. As of December 31, 2003 and 2002, HickoryTech completed its annual impairment tests for acquired goodwill using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test.

The following tables provide a reconciliation of the reported net income (loss) to an adjusted net income (loss) and basic and diluted earnings per share after adding back amortization of goodwill and FCC license amortization, assuming that SFAS No. 142 had been adopted as of January 1, 2001:

(Dollars in Thousands, except Per Share Amounts and shown Net of Income Tax)	2003	2002	2001

Reported Income from Continuing Operations	$8,455	$6,235	$6,890
Goodwill Amortization	—	—	452
Adjusted Income from Continuing Operations	8,455	6,235	7,342

Reported Income/(Loss) from Discontinued Operations	(21,230)	(22,862)	1,848
FCC License Amortization	—	—	1,035
Adjusted Income/(Loss) from Discontinued Operations	(21,230)	(22,862)	2,883

Adjusted Net Income/(Loss)	$(12,775)	$(16,627)	$10,225

Basic Earnings Per Share - Continuing Operations:
Reported Income from Coninuing Operations	$0.61	$0.44	$0.50
Goodwill Amortization	—	—	0.03
Adjusted Income from Continuing Operations	0.61	0.44	0.53

Basic Earnings Per Share - Discontinued Operations:
Reported Income/(Loss) from Discontinued Operations	(1.53)	(1.63)	0.13
FCC License Amortization	—	—	0.07
Adjusted Income/(Loss) from Discontinued Operations	(1.53)	(1.63)	0.20

Basic Earnings Per Share	$(0.92)	$(1.19)	$0.73

Diluted Earnings Per Share - Continuing Operations:
Reported Income/(Loss) from Continuing Operations	$0.61	$0.44	$0.49
Goodwill Amortization	—	—	0.03
Adjusted Income/(Loss) from Continuing Operations	0.61	0.44	0.52

Diluted Earnings Per Share - Discontinued Operations:
Reported Income/(Loss) from Discontinued Operations	(1.53)	(1.62)	0.13
FCC License Amortization	—	—	0.07
Adjusted Income/(Loss) from Discontinued Operations	(1.53)	(1.62)	0.20

Diluted Earnings Per Share	$(0.92)	$(1.18)	$0.72

The carrying value of HickoryTech’s goodwill, which is all included in the Telecom segment, is $25,086,000 as of December 31, 2003 and 2002.

The components of HickoryTech’s intangible assets are as follows:

	As of December 31, 2003		As of December 31, 2002
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers	$821	$340	$821	$237
Other Intangibles	100	100	185	100
Total	$921	$440	$1,006	$337

Indefinite-Lived Intangible Assets
FCC Licenses	$—	$—	$34,000	$—

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a wireless DSL operation that also entitled HickoryTech to receive a share of future revenues generated from the wireless DSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech did not believe that the agreement will result in future cash flows from the revenue sharing agreement. The $316,000 charge resulting from the asset impairment write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of operations for the year ended December 31, 2002.

Amortization expense related to the definite-lived intangible assets for 2003, 2002 and 2001 was $103,000, $466,000, and $374,000, respectively.  Amortization expense for the five years subsequent to 2003 is as follows: 2004 - $102,000; 2005 - $102,000; 2006 - $102,000; 2007 - $102,000 and 2008 - $73,000.

NOTE 3 – ACQUISITIONS, DISPOSITIONS and DISCONTINUED OPERATIONS

Sales of Wireless Operations (Discontinued Operations):

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The selling price was comprised of $16,246,000 in cash and 1,038,927 shares of HickoryTech common stock that were returned to HickoryTech by WWC and subsequently retired. The market value of these shares was $12,207,000 at December 15, 2003. Included in the cash proceeds above is $3,401,000 of cash received for construction in progress assets. HickoryTech reported a pre-tax loss on the sale of $25,642,000 ($22,758,000 net of income taxes). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the selling price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21,000,000 (18,638,000 net of income taxes) in the third quarter of 2003 (see Note 2). This impairment charge is recorded as a component of the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors included declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market. The FCC licenses were tested for impairment on an aggregate basis, which was consistent with HickoryTech’s management of the wireless business.

As a result of the Company’s commitment to sell the wireless business, the Company made a determination during the third quarter of 2003 that the remaining assets of the wireless operations should be considered “Held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Pursuant to SFAS No. 144, the Company recorded an impairment charge during the third quarter of 2003 related to the other long-lived assets of the wireless business of $4,345,000 ($3,856,000 after-tax). This charge is also recorded as a component of the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001

Revenues	$14,341	$15,449	$17,655

Income (Loss) Before Income Taxes	$(23,087)	$(38,692)	$3,108

Acquisition of FCC Licenses:

On June 26, 2001, HickoryTech acquired two digital personal communications services (PCS) licenses from McLeodUSA Incorporated for $11,100,000 in cash. The PCS licenses acquired by HickoryTech include the Minnesota Basic Trading Areas (BTAs) of Mankato-Fairmont and Rochester-Austin-Albert Lea, an area covering a population of approximately 493,000 people. The acquisition was a purchase of the licenses only. There were no customers, existing revenue stream or physical property and equipment included with this acquisition as the BTAs were undeveloped. HickoryTech paid for the acquisition with advances under its revolving credit facility. HickoryTech allocated the entire purchase price to the fair value of the PCS license, which was being amortized over 37 years prior to 2002.  Effective January 1, 2002 HickoryTech adopted SFAS No. 142 and ceased amortization of this indefinite lived intangible asset (see Note 2). The wireless operations are reported as part of the Telecom Sector and were sold on December 15, 2003. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

Sale of Local Exchange Carrier:

On August 6, 2001, HickoryTech sold its local telephone exchange in Amana, Iowa to South Slope Cooperative Telephone Company, Inc. for $6,500,000 in cash. The Amana operation, known as Amana Colonies Telephone Company (ACTC), served approximately 1,500 access lines in the seven communities of the Amana Colonies in east central Iowa. HickoryTech recorded a pre-tax gain on the sale of $1,015,000 ($566,000 net of tax). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The operations of ACTC were included in the Telecom Sector. For the year ended December 31, 2001, ACTC generated revenues of $832,000 and generated an operating loss of $13,000. The pro forma impact of this disposition on 2001 net income and earnings per share was not considered material.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of HickoryTech’s long-term obligations, after deducting current maturities, is estimated to be $125,088,000 at December 31, 2003 and $157,151,000 at December 31, 2002, compared to carrying values of $118,040,000 and $157,599,000 respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets.

NOTE 5 – BUSINESS SEGMENTS

HickoryTech’s operations are conducted in three business segments as: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector. The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven communities in northwest Iowa as an ILEC.  The Telecom Sector also operates fiber optic cable transport facilities in Minnesota. The Telecom Sector also included the operations of Amana Colonies Telephone Company, a local telephone exchange serving the Amana Colonies in east central Iowa, which was sold in August 2001. The Telecom Sector also offers an alternative choice for local telecommunications service, known as CLEC (Competitive Local Exchange Carrier) service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. Prior to the sale of the wireless operations as discussed in Note 3, the Telecom Sector provided wireless telephone service to seven counties in south central Minnesota and a service area around the Minneapolis/St. Paul, Minnesota metropolitan area and PCS service to the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The Information Solutions Sector provides data processing and related services to HickoryTech’s other sectors and to other external telephone companies, municipalities and utilities. The wireless operations are reported as discontinued operations for all periods presented. The Enterprise Solutions Sector designs, sells, installs and services business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota.

Business segment information for the years ended December 31, 2003, 2002 and 2001 is as follows.  Certain amounts in 2002 and 2001 have been reclassified to conform to the 2003 presentation.

BUSINESS SEGMENT DATA

Years Ended December 31

(Dollars in Thousands)

	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	Consolidated
2003
Revenue from Unaffiliated Customers	$75,346	$3,199	$14,347	$—	$92,892
Intersegment Revenues	275	3,203	—	(3,478)	—
Total	75,621	6,402	14,347	(3,478)	92,892

Depreciation and Amortization	13,160	2,376	246	85	15,867
Operating Income/(Loss)	25,095	(3,576)	(1,358)	18	20,179
Equity in Net Income/(Loss) of Investees	—	9	—	—	9
Interest Expense	13	86	—	6,004	6,103
Income Taxes	10,662	(1,198)	(569)	(3,212)	5,683
Income/(Loss) from Continuing Operations	14,941	(2,329)	(818)	(3,339)	8,455
Income/(Loss) from Discont. Operations Including Intersegment Revenues	(22,897)	605	—	1,062	(21,230)
Net Income (Loss)	(7,956)	(1,724)	(818)	(2,277)	(12,775)
Identifiable Assets	145,753	7,773	7,939	14,247	175,712
Capital Expenditures	10,719	161	201	156	11,237

	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	Consolidated
2002
Revenue from Unaffiliated Customers	$71,108	$4,249	$15,781	$—	$91,138
Intersegment Revenues	274	3,154	—	(3,428)	—
Total	71,382	7,403	15,781	(3,428)	91,138

Asset Impairment	316	—	—	—	316
Depreciation and Amortization	12,326	2,403	263	217	15,209
Operating Income/(Loss)	22,679	(3,289)	(12)	(1,809)	17,569
Equity in Net Income/(Loss) of Investees	—	(25)	—	—	(25)
Interest Expense	20	62	—	7,323	7,405
Income Taxes	9,591	(1,150)	(29)	(4,163)	4,249
Income/(Loss) from Continuing Operations	13,617	(2,131)	(41)	(5,210)	6,235
Income/(Loss) from Discont. Operations Including Intersegment Revenues	(24,164)	477	—	825	(22,862)
Net Income/(Loss)	(10,547)	(1,654)	(41)	(4,385)	(16,627)
Identifiable Assets	151,066	6,604	9,914	18,559	186,143
Investment in Equity Method Investees	—	36	—	—	36
Capital Expenditures	9,600	2,472	95	214	12,381

2001
Revenue from Unaffiliated Customers	$66,364	$4,085	$20,374	$—	$90,823
Intersegment Revenues	274	4,034	—	(4,308)	—
Total	66,638	8,119	20,374	(4,308)	90,823

Depreciation and Amortization	10,645	1,129	359	239	12,372
Operating Income/(Loss)	20,976	(658)	1,340	425	22,083
Equity in Net Income of Investees	—	(27)	—	—	(27)
Interest Expense	30	32	—	10,792	10,854
Income Taxes	8,707	89	520	(4,605)	4,711
Income/(Loss) from Continuing Operations	12,078	(455)	748	(5,481)	6,890
Income/(Loss) from Discont. Operations Including Intersegment Revenues	203	583	—	1,062	1,848
Net Income/(Loss)	12,281	128	748	(4,419)	8,738
Identifiable Assets	154,213	6,500	11,413	17,053	189,179
Investment in Equity Method Investees	—	60	—	—	60
Capital Expenditures	28,438	1,347	213	176	30,174

The Telecom Segment Identifiable Assets, Property, Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business, which is reported as a discontinued operation:

	For Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001

Identifiable Assets	$—	$54,068	$94,113

Capital Expenditures	2,333	4,293	2,694

NOTE 6 – STOCK COMPENSATION

Employee Stock Purchase Plan:

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which the shares can be purchased is 85% of the lower fair market value for such shares on two specified dates in each plan year. As of December 31, 2003 and 2002, there were 900,000 common shares reserved for this plan and 613,261 shares and 641,024 shares, respectively, still available for issuance. At December 31, 2003, employees had subscribed to purchase approximately 26,000 shares in the current plan year ending August 31, 2004. At December 31, 2002, employees had subscribed to purchase approximately 24,700 shares in the plan year ended August 31, 2003.

Director Grants and Purchase Plan:

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors receive $5,000 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2003, there were 300,000 common shares reserved for this plan and 260,306 shares still available for future issuance.

Non-Employee Director Stock Option Plan:

HickoryTech also offers a directors’ stock option plan to attract and retain outside directors. The plan provides for each outside director to receive fully vested options to purchase 5,000 shares of common stock of HickoryTech at an exercise price equal to the fair market value of the common stock on a date as specified in the plan if HickoryTech meets pre-established financial objectives. The options may be exercised no later than ten years after the date of grant. As of December 31, 2003, there were 300,000 common shares reserved for this plan and 86,000 shares available for future grants.

Stock Award Plan:

HickoryTech’s stock award plan provides for the granting of non-qualified stock options and stock awards to employees.  The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. In addition, for one component of the plan, HickoryTech utilized a trust account for the funding of a long-term performance award until 2003. In 2003, 2002, and 2001, HickoryTech paid cash of $204,000, $184,000 and $157,000 for its common stock shares and issued shares of 22,393, 12,722 and 8,904 in 2003, 2002 and 2001, respectively, to a trust for the benefit of certain key employees.  The stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2003, there were 1,750,000 common shares reserved for this plan and 1,033,351 shares available for future grants.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer.  The modification extended the period after retirement during which the officer can exercise his vested options.  This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003. During the third quarter of 2003, the Board of Directors extended the period during which this option holder can exercise his vested options to December 31, 2004. This extension did not result in any additional compensation charges.

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

(Dollars in Thousands, Except Per Share Amounts)

	2003	2002	2001
Pro Forma Net Income/(Loss)	$(13,036)	$(16,964)	$8,416
Pro Forma Basic EPS	$(0.94)	$(1.21)	$0.61
Pro Forma Diluted EPS	$(0.94)	$(1.20)	$0.60
Volatility	36.7%	36.0%	32.8%
Dividend Yield	5.2%	3.3%	2.5%
Risk-Free Interest Rates	3.8%	4.7%	5.0%
Expected Life in Years	7	7	7

A summary of the stock option activity of the plans is as follows:

	Shares			Weighted Average Exercise Price
	2003	2002	2001	2003	2002	2001
Outstanding at Beginning of Year	554,335	482,181	343,781	$13.60	$13.37	$12.46
Granted	103,250	137,450	138,400	8.90	13.29	15.62
Exercised	(24,387)	(63,796)	—	9.41	11.01	—
Forfeited	(37,400)	(1,500)	—	12.86	19.08	—
Outstanding at End of Year	595,798	554,335	482,181	$13.01	$13.60	$13.37
Exercisable at End of Year	455,356	384,377	312,040	$13.50	$13.61	$12.86
Weighted Average Fair Value of Options Granted During the Year	$2.16	$4.25	$5.00

The following table provides certain information with respect to stock options outstanding at December 31, 2003:

Range of Exercise Prices	Stock Options Outstanding	Average Exercise Price	Average Remaining Contractual Life
$8.00 - $12.00	189,365	$9.63	6.8 years
$12.00 - $16.00	336,433	13.84	6.3 years
$16.00 - $21.00	70,000	18.15	7.3 years
	595,798	$13.01	6.6 years

The following table provides certain information with respect to stock options exercisable at December 31, 2003:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$8.00 - $12.00	119,649	$9.94
$12.00 - $16.00	271,603	13.95
$16.00 - $21.00	64,104	18.26
	455,356	$13.50

All stock options granted in 2003, 2002 and 2001 had an exercise price equal to the fair market value of HickoryTech’s common stock on the date of grant.

Other stock award activity is as follows:

	2003	2002	2001

Stock Awards Granted	800	10,984	9,470
Weighted Average Fair Value of Stock Awards Granted During the Year	$11.03	$14.97	$17.43

The Company recognizes stock compensation charges related to stock award plans when management concludes it is probable that the award will be earned by the participant. Such compensation charges are recorded based upon the fair value of HickoryTech’s stock and are recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs.

Stock compensation expense (benefit) for 2003, 2002 and 2001 was ($160,000), $329,000 and $217,000 respectively, for all stock compensation plans.

NOTE 7 – DEBT AND OTHER OBLIGATIONS

Long-term debt:

(Dollars in Thousands)

	2003	2002

Credit Facility, Average 4.1%, maturing in varying amounts through 2009	$118,500	$158,000
Capitalized Lease Obligations, Interest at 6.9%, maturing October 2006	1,112	1,040

Total	119,612	159,040
Less Current Maturities	1,572	1,441
Long-Term Obligations	$118,040	$157,599

Long-term obligations consist of the following:

Credit Facility Obligations:

HickoryTech has a $157,000,000 credit facility with a syndicate of banks. The credit facility is comprised of a $125,000,000 revolving credit component and a $32,000,000 term loan component.  The available line of credit on the $125,000,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008.  Since HickoryTech still has $38,500,000 of available revolving credit, payments are not scheduled to begin until March 2006. The revolving credit expires as follows:  2004 - $17,188,000, 2005 to 2007 - $79,687,000 and 2008 - $28,125,000. The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $23,000,000 of principal payments for the first quarter of 2009 and $4,000,000 in the second quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates.  The weighted average interest rate was 4.1% and 4.3% at December 31, 2003 and 2002, respectively. The term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $555,000 in 2003, $583,000 in 2002 and $807,000 in 2001. As of December 31, 2003, HickoryTech had drawn $118,500,000 on this credit facility, comprised of $32,000,000 in term loan and $86,500,000 in revolving credit, and had $38,500,000 of available borrowing capacity of the revolving credit component. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capitalization.

In December 2001, HickoryTech repaid the outstanding balance remaining on its debt with Rural Utilities Service and the Rural Telephone Bank. These loans were originally used for the financing of telephone property, plant and equipment of Mid-Communications, Inc.

Annual requirements for principal payments for the years subsequent to 2003 are as follows: 2004 - $1,000,000; 2005 - $1,000,000; 2006 - $26,562,000; 2007 - $33,813,000; 2008 - $29,125,000 and thereafter - $27,000,000.

Capital Lease Obligations:

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. HickoryTech has recorded the present value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $1,173,000 and $1,071,000 ($2,320,000 and $1,660,000 asset, net of accumulated depreciation of $1,147,000 and $589,000) as of December 31, 2003 and 2002. Capital leases are part of property, plant and equipment on the balance sheet. Annual requirements for future lease payments under this capital lease are as follows:

Year	Annual Lease Payments

2004	$624,000
2005	417,000
2006	153,000
Total Minimum Lease Payments	1,194,000
Amount Representing Interest	(82,000)
Present Value of Minimum Lease Payments	1,112,000
Less Current Portion	(572,000)
Long-Term Lease Obligation	$540,000

Operating Lease Commitments:

HickoryTech owns most of its major facilities, but does lease certain office space, land and equipment under principally noncancelable operating leases.  Rental expense was $998,000 in 2003, $1,179,000 in 2002 and $1,508,000 in 2001. At December 31, 2003, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2004 - $414,000; 2005 - $88,000; 2006 - $39,000; 2007- $31,000; 2008 - $15,000 and thereafter - $325,000.

NOTE 8 – EMPLOYEE RETIREMENT BENEFITS

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. HickoryTech contributes up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution.  HickoryTech contributions and costs for the retirement savings plan were $1,053,000 in 2003, $1,050,000 in 2002, and $1,039,000 in 2001.

In addition to providing retirement savings benefits, HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities.

(Dollars in Thousands)	2003	2002
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$5,230	$4,480
Service Cost	211	174
Interest Cost	360	330
Amendments	—	—
Actuarial (Gain)/Loss	3,589	380
Benefits Paid	(133)	(134)
Benefit Obligation at End of Year	$9,257	$5,230

Change in Plan Assets
Fair Value of Assets at Beginning of Year	$—	$—
Actual Return on Assets	—	—
Employer Contribution	133	134
Distributions	(133)	(134)
Fair Value of Assets at End of Year	$—	$—

Reconciliation of Funded Status
Funded Status	$(9,257)	$(5,230)
Unrecognized Net Actuarial (Gain)/Loss	5,755	2,263
Unrecognized Transition Obligation/(Asset)	540	600
Unrecognized Prior Service Cost	(95)	(107)
Net Amount Recognized	$(3,057)	$(2,474)

	2003	2002	2001
Components of Net Periodic Benefit Cost
Service Cost	$211	$174	$112
Interest Cost	360	330	198
Expected Return on Plan Assets	—	—	—
Amortization of Transition Obligation/(Asset)	60	60	60
Amortization of Prior Service Cost	(11)	(12)	(12)
Recognized Net Actuarial (Gain)/Loss	97	85	6
Net Periodic Benefit Cost	$717	$637	$364

Weighted-Average Assumptions as of December 31
Discount Rate	6.25%	7.00%	7.50%

Health Care Trend Rates for Year-Ending December 31, 2003

Year	Trend
2004-2005	12.00%
2005-2006	10.00%
2006-2007	8.00%
2007-2008	8.00%
2008-2009	6.00%
2009-2010	5.00%
2010+	5.00%

Effect of 1% Increase and 1% Decrease in Trend Rate

	1% Increase	1% Decrease

Accum. Post-Retirement Benefit Oblig. as of December 31, 2003
Dollar	$1,554	$(1,247)
Percentage Change in Retiree Medical	17.53%	-14.08%

The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 9%, increasing to 12% in the year 2004, decreasing to 6% in the year 2008 and then decreasing to 5% for the years thereafter.  An increase of one-percentage point in the assumed health care cost trend would increase the accumulated post-retirement benefit obligation at December 31, 2003 by $1,554,000. A decrease of one-percentage point in the assumed health care cost trend would decrease the accumulated post-retirement benefit obligation at December 31, 2003 by $1,247,000.

A weighted average discount rate of 6.25%, 7.00% and 7.50% was used to develop net periodic post-retirement benefit cost and the actuarial present value of accumulated benefit obligations in 2003, 2002 and 2001, respectively.

In December 2003, a law was enacted which introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Beginning January 1, 2006, Medicare’s prescription drug plan will be the primary plan for qualified retirees when they become age 65 and are eligible for Medicare. Thus, the Company may see a decrease in the amount of prescription drug benefits to be paid beginning in 2006. As permitted by FSP No. FAS 106-1 (see Note 12), the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented here do not reflect the impacts of the new law.

NOTE 9 – INCOME TAXES

The income tax provision (benefit) for operations for the years ended December 31, 2003, 2002 and 2001 include the following components:

(Dollars in Thousands)	2003	2002	2001

Current Income Taxes:
Federal	$(793)	$(1,895)	$571
State	(198)	118	183
Deferred Income Taxes:
Federal	3,963	(6,987)	3,954
State	854	(2,817)	1,263
Total Income Tax Provision	$3,826	$(11,581)	$5,971

Income tax expense is included in the financial statements as follows:

(Dollars in Thousands)	2003	2002	2001

Continuing Operations	$5,683	$4,249	$4,711
Discontinued Operations	(1,857)	(15,830)	1,260
Total Income Tax Provision	$3,826	$(11,581)	$5,971

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in Thousands)	2003	2002
Tax Liabilities:

Depreciation and Fixed Assets	$11,925	$12,313
Intangible Assets	4,238	—
Derivatives	1,031	—
Other	84	57
Gross Deferred Tax Liability	17,278	12,370

Tax Assets:

Deferred Compensation and Post-Retirement Benefits	1,937	2,213
Receivables and Inventories	616	656
Accrued Liabilities	441	294
Intangible Assets	—	5,777
Other	—	4
Federal Net Operating Loss	4,105	—
State Net Operating Loss	1,395	470
Alternative Minimum Tax Credits	150	—
Gross Deferred Tax Asset	8,644	9,414

Valuation Allowance	(640)	(470)
Net Deferred Tax Liability	9,274	3,426
Current Deferred Tax Asset	1,057	951
Net Non-Current Deferred Tax Liability	$10,331	$4,377

A valuation allowance has been established to reduce the carrying value of the benefits associated with net operating losses incurred by subsidiaries of HickoryTech in the state of Iowa. This valuation allowance was established due to uncertainty as to realization of these benefits based on the continuing net operating losses generated by these subsidiaries. Future events and changes in circumstances could cause this valuation allowance to change.

HickoryTech has federal net operating loss carryforwards for tax purposes, available to offset future income, of approximately $12,000,000 at December 31, 2003. The Company also has state net operating loss carryforwards of approximately $29,000,000 and alternative minimum tax credit carryforwards of $150,000. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal and applicable state income tax laws. The federal net operating loss carryforwards expire in 2023. The state net operating loss carryforwards expire in varying amounts between 2018 and 2023. The alternative minimum tax credit carryforwards do not expire.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	2003	2002	2001
Statutory Tax Rate	34.0%	35.0%	35.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	5.1	6.0	6.7
Valuation Allowance	0	0	2.7
Other, Net	1.1	(0.5)	(3.8)
Effective Tax Rate	40.2%	40.5%	40.6%

The 2003 income tax rate reconciliation excludes the impact of the income tax benefit included in discontinued operations which was included in loss from discontinued operations.

NOTE 10 – FINANCIAL DERIVATIVE INSTRUMENTS

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

HickoryTech has variable rate debt instruments, which subject the company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of six months to fifty-four months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of the HickoryTech’s derivatives at December 31, 2003 is a net asset of $2,515,000, which is included in other assets in the consolidated balance sheet.

NOTE 11 – REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the FCC, in it’s “MAG Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.”

The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by NECA. TIC was eliminated by reallocating the costs to the other access billing categories.

The FCC conducted an investigation of all tariff filings, including NECA’s (National Exchange Carrier Association) CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories.

The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation.

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA will require Heartland to repay the $611,000 over the twelve months of 2004.

The FCC has approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech will recoup this revenue over the remaining eighteen months of the TS tariff, beginning January 1, 2004.

In accordance with SFAS No. 71, HickoryTech has recorded a regulatory asset equal to the $611,000 that it will recover from monthly traffic sensitive billings and has recorded a corresponding $611,000 liability for the amounts that will be repaid to the NECA CCL pool.

NOTE 12 – RECENT ACCOUNTING DEVELOPMENTS

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003.  The adoption of this standard did not impact the financial position, results of operations, or cash flows of HickoryTech.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Company obtains an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the Company adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which the Company maintains an interest. The Company does not absorb the majority of the losses or residual returns of the variable interest entities in which the Company maintains an interest and these interests are not significant. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on our results of operations or financial position.

 In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. The Company has incorporated the new disclosure requirements into the Notes to Consolidated Financial Statements included in this report.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. The retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-1, the Company has elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in the consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require the Company to change previously reported information. Beginning January 1, 2006, Medicare’s prescription drug plan will be the primary plan for qualified retirees when they become age 65 and are eligible for Medicare. Thus, the Company may see a decrease in the amount of prescription drug benefits to be paid beginning in 2006.

On December 20, 2002, the Federal Communications Commission (FCC) notified carriers that they would not adopt SFAS No. 143 for regulatory accounting purposes. HickoryTech determined the amount of asset retirement obligations required to be recorded for its ILEC companies under the provisions of SFAS No. 143 were not significant and therefore the implementation of SFAS No. 143 on January 1, 2003 did not impact HickoryTech’s financial position or results of operations. HickoryTech’s competitive local exchange carrier (CLEC), Enterprise Solutions, and Information Solutions also adopted SFAS No. 143 effective January 1, 2003. HickoryTech has determined that its CLEC, along with Enterprise Solutions and Information Solutions, do not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not impact HickoryTech’s financial position or results of operations.

NOTE 13 – CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Dollars in thousands, except per share amounts)

	2003
	4th	3rd	2nd	1st
Operating Revenues	$23,366	$23,077	$22,872	$23,577
Operating Income	$5,342	$4,980	$4,719	$5,138
Income from Continuing Operations	$2,399	$2,017	$1,922	$2,117
Income(Loss) from Disc. Ops., Net of Taxes	$42	$(22,090)	$588	$230
Net Income	$2,441	$(20,073)	$2,510	$2,347
Fully Diluted Earnings Per Share - Continuing Operations	$0.18	$0.14	$0.14	$0.15
Fully Diluted Earnings Per Share - Discontinued Operations	$—	$(1.58)	$0.04	$0.02
	$0.18	$(1.44)	$0.18	$0.17
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

	2002
	4th	3rd	2nd	1st
Operating Revenues	$23,562	$24,338	$21,528	$21,710
Operating Income	$4,623	$4,309	$3,707	$4,930
Income from Continuing Operations	$1,805	$1,534	$1,124	$1,772
Income(Loss) from Disc. Ops., Net of Taxes	$(24,418)	$560	$678	$318
Net Income	$(22,613)	$2,094	$1,802	$2,090
Fully Diluted Earnings Per Share - Continuing Operations	$0.13	$0.11	$0.08	$0.12
Fully Diluted Earnings Per Share - Discontinued Operations	$(1.74)	$0.04	$0.05	$0.03
	$(1.61)	$0.15	$0.13	$0.15
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

The financial information presented above has been restated to reflect wireless operations as discontinued operations.  The loss from discontinued operations as originally reported for the third quarter of 2003 has been restated to reflect a $7,415,000 decrease in the deferred tax benefit and a commensurate increase in the reported loss from discontinued operations.  The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

HickoryTech carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003, the end of the period covered by this report.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  During the fiscal fourth quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of HickoryTech.

Information as to Directors and Executive Officers of HickoryTech included on pages 3, 4 and 6 of the Proxy Statement and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of the Proxy Statement are incorporated by reference. Disclosure relating to the audit committee financial expert found on page 13 of the Proxy Statement is also incorporated by reference.

HickoryTech has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, the Director of Regulatory Affairs, the Controller, the Division Controller, the Manager of Internal Control, the Board of Directors and other appropriate personnel as identified. This Code of Ethics is attached as Exhibit 14 to this Form 10-K.

Item 11.    Executive Compensation.

Information as to executive compensation included on pages 8 to 11 of the Proxy Statement is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information as to beneficial ownership of more than five percent of HickoryTech’s common stock included on page 7 of the Proxy Statement is incorporated by reference. The information as to security ownership of management included on page 6 of the Proxy Statement is incorporated by reference.

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1):	595,798	$13.01	1,992,918

Equity compensation plans not approved by security holders:	—	—	—

Total	595,798	$13.01	1,992,918

(1)   - Includes the Company’s Employee Stock Purchase Plan, Directors’ Stock Retainer Plan, Directors’ Stock Option Plan and Stock Award Plan.

Item 13.    Certain Relationships and Related Transactions.

HickoryTech does not know of any matter required to be reported under this item.

Item 14.    Principal Accounting Fees and Services.

The information under the heading Independent Auditors in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  List of Documents Filed as a Part of this Report

1.                                       Financial Statements

*Addressed by Report of Independent Auditors

2.                                        Financial Statement Schedule

Report of Independent Auditors on Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

All schedules not included are omitted either because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.                                       Exhibits

The following documents are filed as Exhibits to this Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit	Description

3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-Q dated May 6, 1999)
3(b)	Restated By-Laws (Incorporated by reference to Exhibit 3(b) to the registrant’s Form 10-K dated March 29, 2000)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Hickory Tech Corporation (Incorporated by reference to Exhibit 3(c) to the registrant’s Form 10-K dated March 29, 2000)
4(a)	Shareholder Rights Agreement (Incorporated by reference to Exhibit 1 to the registrant’s Form 8-A dated March 9, 1999)

Exhibit	Description

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

10(c) †	Hickory Tech Corporation Executive Incentive Plan Amended and Restated December 4, 2002 (Incorporated by reference to Exhibit 10(a) to the registrant’s Form 10-Q dated May 13, 2003)
10(e) †

Change in Control Agreement dated June 25, 1998, between registrant and Jon L. Anderson, David A. Christensen, John W. Finke, Mary T. Jacobs and F. Ernest Lombard (Incorporated by reference to Exhibit 10(e) to the registrant’s Form 10-K dated March 29, 2000)

10(g)* †	Hickory Tech Corporation Directors’ Stock Option Plan Amended and Restated February 5, 2003
10(h) †	Employment Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(h) to the registrant’s Form S-8 dated May 11, 1993)
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
10(p)

Stock Purchase Agreement dated as of September 18, 2003 between HickoryTech and Western Wireless Corporation (Incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated December 30, 2003)

Exhibit	Description

14 *	Code of Ethics
21 *	Subsidiaries of Hickory Tech Corporation
23.1 *	Consent of Independent Accountants
31(a)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

†                                          Management compensation plan or arrangement required to be filed as an exhibit.

(b) 1.                                             Reports on Form 8-K

HickoryTech furnished a Form 8-K on October 28, 2003 reporting under Item 7 and Item 12 a press release announcing its third quarter consolidated operating results.

HickoryTech filed a Form 8-K on December 16, 2003 under Item 5 announcing the finalization of the sale of its wireless business to Western Wireless Corporation of Bellevue, Washington.

HickoryTech filed a Form 8-K on December 30, 2003 under Item 2 containing the Stock Purchase Agreement of the sale of its wireless business to Western Wireless Corporation of Bellevue, Washington.

Report of Independent Auditors on Financial Statement Schedule

To the Shareholders and Board of Directors of
Hickory Tech Corporation

Our audits of the consolidated financial statement referred to in our report dated January 30, 2004 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

January 30, 2004

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

	Years Ended December 31,
(In Thousands)	2003	2002	2001

Balance, at beginning of year	$1,358	$1,231	$961
Additions charged to income - Continuing Operations	726	1,835	462
Write-offs, net of recoveries - Continuing Operations	(719)	(1,360)	(512)
Discontinued Operations, Net	(82)	(348)	320

Balance, at end of year	$1,283	$1,358	$1,231

INVENTORY VALUATION RESERVE:

	Years Ended December 31,
(In Thousands)	2003	2002	2001

Balance, at beginning of year	$827	$858	$836
Additions charged to income	34	—	95
Reductions (1)	(127)	(31)	(73)

Balance, at end of year	$734	$827	$858

(1) Disposal of fully reserved inventory.

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Years Ended December 31,
(In Thousands)	2003	2002	2001

Balance, at beginning of year	$470	$315	$—
Additions charged to income	170	155	315
Reductions	—	—	—

Balance, at end of year	$640	$470	$315

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2004	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myrita P. Craig	February 27, 2004
Myrita P. Craig, Chair

/s/ John E. Duffy	February 27, 2004
John E. Duffy
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	February 27, 2004
David A. Christensen, Secretary,
Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ Lyle T. Bosacker	February 27, 2004
Lyle T. Bosacker, Director

/s/ James H. Holdrege	February 27, 2004
James H. Holdrege, Director

/s/ Robert E. Switz	February 27, 2004
Robert E. Switz, Director

/s/ Lyle G. Jacobson	February 27, 2004
Lyle G. Jacobson, Director

/s/ R. Wynn Kearney, Jr.	February 27, 2004
R. Wynn Kearney, Jr., Director

(a majority of directors)