Form 10-Q
period 2004-03-31
HICKORY TECH CORP
filed 2004-05-05
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

The total number of shares of the registrant’s common stock outstanding as of March 31, 2004: 12,975,253.

HICKORY TECH CORPORATION

March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended
(In Thousands Except Per Share Amounts)	3/31/2004	3/31/2003
OPERATING REVENUES:
Telecom Sector	$19,426	$18,568
Information Solutions Sector	966	1,098
Enterprise Solutions Sector	2,295	3,911
TOTAL OPERATING REVENUES	22,687	23,577
COSTS AND EXPENSES:
Cost of Products Sold, Enterprise Solutions	1,509	2,519
Cost of Services, excluding Depreciation and Amortization	8,608	8,268
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	3,656	3,824
Depreciation	3,876	3,502
Amortization of Intangibles	236	326
TOTAL COSTS AND EXPENSES	17,885	18,439
OPERATING INCOME	4,802	5,138
OTHER INCOME/(EXPENSE):
Equity in Net Loss of Investees	—	(3)
Interest and Other Income	15	9
Interest Expense	(1,189)	(1,565)
TOTAL OTHER INCOME/(EXPENSE)	(1,174)	(1,559)

INCOME BEFORE INCOME TAXES	3,628	3,579
INCOME TAX PROVISION	1,467	1,462
INCOME FROM CONTINUING OPERATIONS	2,161	2,117
DISCONTINUED OPERATIONS (Note 4)
Income/(Loss) from Operations of Discontinued Component	(99)	390
Income Tax (Benefit)/Provision	(40)	160
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	(59)	230
NET INCOME	$2,102	$2,347

Basic Earnings Per Share - Continuing Operations:	$0.17	$0.15
Basic Earnings/(Loss) Per Share - Discontinued Operations:	(0.01)	0.02
	$0.16	$0.17
Dividends Per Share	$0.11	$0.11
Weighted Average Common Shares Outstanding	12,970	13,994

Diluted Earnings Per Share - Continuing Operations:	$0.17	$0.15
Diluted Earnings/(Loss) Per Share - Discontinued Operations:	(0.01)	0.02
	$0.16	$0.17
Weighted Average Common and Equivalent Shares Outstanding	13,020	14,007

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2004

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	3/31/2004	12/31/2003
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$143	$278
Receivables, Net of Allowance for Doubtful Accounts of $1,265 and $1,283	9,803	9,984
Income Taxes Receivable	—	2,838
Costs in Excess of Billings on Contracts	333	934
Inventories	4,400	4,453
Deferred Income Taxes	1,057	1,057
Other	2,033	2,497
TOTAL CURRENT ASSETS	17,769	22,041
INVESTMENTS	4,371	6,710
PROPERTY, PLANT AND EQUIPMENT	232,447	230,490
Less ACCUMULATED DEPRECIATION	120,211	116,487
PROPERTY, PLANT AND EQUIPMENT, NET	112,236	114,003
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	456	481
Financial Derivative Instruments	1,038	2,515
Deferred Costs and Other	4,532	4,876
TOTAL OTHER ASSETS	31,112	32,958
TOTAL ASSETS	$165,488	$175,712

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$28	$1,001
Accounts Payable	2,868	3,771
Accrued Expenses	3,361	3,243
Accrued Interest	62	41
Accrued Income Taxes	334	—
Billings in Excess of Costs on Contracts	200	73
Advanced Billings and Deposits	3,076	3,040
Current Maturities of Long-Term Obligations	1,506	1,572
TOTAL CURRENT LIABILITIES	11,435	12,741
LONG-TERM OBLIGATIONS, Net of Current Maturities	109,643	118,040
DEFERRED INCOME TAXES	9,720	10,331
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,011	5,883
TOTAL LIABILITIES	136,809	146,995
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 12,975,253 in 2004 and 12,967,811 in 2003	1,298	1,297
Additional Paid-In Capital	7,842	7,690
Retained Earnings	18,921	18,246
Accumulated Other Comprehensive Income	618	1,484
TOTAL SHAREHOLDERS’ EQUITY	28,679	28,717
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$165,488	$175,712

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
(Dollars In Thousands)	3/31/2004	3/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,102	$2,347
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,112	4,488
Gain on Sale of Assets	—	(1)
Stock-Based Compensation	35	257
Employee Retirement Benefits and Deferred Compensation	166	(34)
Accrued Patronage Refunds	(107)	(181)
Equity in Net Loss of Investees	—	3
Provision for Losses on Accounts Receivable	144	235
Changes in Operating Assets and Liabilities:
Receivables	3,208	2,995
Inventories	53	131
Billings and Costs on Contracts	729	479
Accounts Payable and Accrued Expenses	(764)	(1,787)
Advance Billings and Deposits	36	(3)
Deferred Revenue and Employee Benefits	(38)	(29)
Other	443	377
Net Cash Provided By Operating Activities	10,119	9,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(2,122)	(1,735)
Redemption of Investments	2,600	4,100
Proceeds from Sale of Assets	12	60
Net Cash Provided By Investing Activities	490	2,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(973)	—
Payments of Capital Lease Obligations	(213)	(145)
Repayments on Credit Facility	(9,250)	(9,750)
Borrowings on Credit Facility	1,000	—
Proceeds from Issuance of Common Stock	118	131
Dividends Paid	(1,426)	(1,540)
Stock Repurchase	—	(161)
Net Cash Used In Financing Activities	(10,744)	(11,465)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135)	237
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143	$2,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$1,236	$1,734
Cash Paid for Income Taxes, Net of Tax Refunds of $1,750 and $1,600 in 2004 and 2003	$(1,745)	$(1,600)

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

MARCH 31, 2004

PART 1. FINANCIAL INFORMATION

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Hickory Tech Corporation’s (HickoryTech) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector.  During the first quarter of 2003, the Information Solutions Sector had an investment in an unconsolidated partnership, which was accounted for using the equity method. This partnership was dissolved in the fourth quarter of 2003. All inter-company transactions have been eliminated from the consolidated financial statements.

Certain expenses reported as operating expenses in 2003 have been reclassified between cost of services and selling, general and administrative expenses to conform to the 2004 presentation. These reclassifications did not change previously reported net income, shareholders’ equity or cash flows.

Cost of services include all costs related to delivery of HickoryTech’s communications services and products. These costs include all costs of performing services and providing related products. It does not include costs associated with selling, general and administrative, depreciation and amortization of property, plant and equipment and intangible assets, and cost of products sold for the Enterprise Solutions Sector.

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

	For Three Months Ended
	3/31/2004	3/31/2003
Weighted Average Shares Outstanding	12,969,590	13,993,696
Stock Options (dilutive only)	37,350	2,535
Stock Subscribed (ESPP)	12,958	11,095
Total Dilutive Shares Outstanding	13,019,898	14,007,326

Options to purchase 406,433 and 555,835 shares for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2004 and 2003.

Shares Outstanding on Record Date	2004	2003
First Quarter (Feb. 15)	12,967,886	14,003,335

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first three months of 2004 and 2003, shareholders have elected to reinvest $67,000 and $66,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended March 31, 2004 and 2003 was $1,236,000 and $2,347,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003
Revenues	$—	$3,393

Income/(Loss) Before Income Taxes	$(99)	$390

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

The carrying value of HickoryTech’s goodwill is $25,086,000 as of March 31, 2004 and December 31, 2003.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of March 31, 2004		As of December 31, 2003
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$821	$365	$821	$340
Other Intangibles	100	100	100	100
Total	$921	$465	$921	$440

Amortization expense related to the definite-lived intangible assets for the three months ended March 31, 2004 and 2003 was $25,000 and $26,000, respectively. Total estimated amortization expense for the remaining nine months of 2004 and the five years subsequent to 2004 is as follows: 2004 (April 1 through December 31) - $77,000; 2005 - $102,000; 2006 - $102,000; 2007 - $102,000; 2008 - $73,000 and 2009 - $0.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

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

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. The Company has incorporated the new disclosure requirements into the Notes to Consolidated Financial Statements included in this report.

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 3/31/04
Operating Revenue from Unaffiliated Customers	$19,426	$966	$2,295	$—	$22,687
Intersegment Revenues	69	1,047	—	(1,116)	—
Total	19,495	2,013	2,295	(1,116)	22,687

Depreciation and Amortization	3,407	639	51	15	4,112
Operating Income (Loss)	6,079	(706)	(376)	(195)	4,802
Interest Expense	3	13	—	1,173	1,189
Income Taxes (Benefit)	2,460	(290)	(152)	(551)	1,467

Income (Loss) from Continuing Operations	3,619	(426)	(224)	(808)	2,161
Loss from Discontinued Operations Including Intersegment Revenues	(59)	—	—	—	(59)
Net Income (Loss)	3,560	(426)	(224)	(808)	2,102

Identifiable Assets	143,933	7,483	7,714	6,358	165,488
Property, Plant and Equip., Net	106,782	4,865	409	180	112,236
Capital Expenditures	2,121	1	—	—	2,122

Three Months Ended 3/31/03
Operating Revenue from Unaffiliated Customers	$18,568	$1,098	$3,911	$—	$23,577
Intersegment Revenues	69	763	—	(832)	—
Total	18,637	1,861	3,911	(832)	23,577

Depreciation and Amortization	3,185	544	61	38	3,828
Operating Income (Loss)	6,304	(749)	74	(491)	5,138
Interest Expense	5	18	—	1,542	1,565
Income Taxes (Benefit)	2,660	(259)	27	(966)	1,462

Income (Loss) from Continuing Operations	3,708	(496)	39	(1,134)	2,117
Income from Discontinued Operations Including Intersegment Revenues	65	124	—	41	230
Net Income (Loss)	3,773	(372)	39	(1,093)	2,347

Identifiable Assets	148,793	8,917	9,363	9,197	176,270
Property, Plant and Equip., Net	110,307	5,845	537	212	116,901
Capital Expenditures	1,051	144	92	127	1,414

The Telecom Segment Identifiable Assets, Property Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business, which is reported as a discontinued operation:

	Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003
Identifiable Assets	$—	$53,286
Property, Plant and Equip., Net	$—	$16,888
Capital Expenditures	$—	$321

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

At March 31, 2004, HickoryTech had four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2003. HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

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

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003

Reported Net Income	$2,102	$2,347
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	21	152
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88)	(293)

Pro Forma Net Income	$2,035	$2,206

Earnings per share:
Basic - as reported	$0.16	$0.17
Basic - pro forma	$0.16	$0.16

Diluted - as reported	$0.16	$0.17
Diluted - pro forma	$0.16	$0.16

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

(Dollars in Thousands)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2003	$1,484
Market value decrease on interest rate swap agreement	(866)

Accumulated other comprehensive income balance at March 31, 2004	$618

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of three months to fifty-one months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at March 31, 2004 and December 31, 2003 is a net asset of $1,038,000 and $2,515,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 12. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first quarter of 2004 and 2003.

	For Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003
Components of Net Periodic Benefit Cost
Service Cost	$93	$53
Interest Cost	131	90
Expected Return on Plan Assets	—	—
Amortization of Transition Obligation	15	15
Amortization of Prior Service Cost	(3)	(3)
Recognized Net Actuarial Loss	59	24
Net Periodic Benefit Cost	$295	$179

	2004
Employer’s Contributions
Contributions Made For the Three Months Ended 03/31/04	$45
Expected Contributions for Remainder of 2004	136
Total Estimated Employer Contributions for Fiscal Year 2004	$181

NOTE 13. REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the FCC, in its “MAG Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.”

The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by NECA (National Exchange Carrier Association). TIC was eliminated by reallocating the costs to the other access billing categories.

The FCC conducted an investigation of all tariff filings, including NECA’s CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories.

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

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA will require Heartland to repay the $611,000 by November 2004. As of March 31, 2004, $200,000 has been repaid.

The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech recoups this revenue over the remaining eighteen months of the TS tariff, which began January 1, 2004. As of March 31, 2004, HickoryTech has recouped $102,000 of the revenue.

In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $509,000 at March 31, 2004 and $611,000 at December 31, 2003.  Similarly, HickoryTech has recorded a liability for the amounts that will be repaid to the NECA CCL pool with a balance of $411,000 at March 31, 2004 and $611,000 at December 31, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and the Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995 on pages 29-30 of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, dial-up and broadband Internet access, data and long distance calling business in other ILEC territories. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it has operated as a telecommunications and data equipment distributor from a base in Minneapolis/St. Paul, Minnesota. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. HickoryTech sold the wireless operations on December 15, 2003. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations for all periods presented.

The eight subsidiaries of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business segments in which they operate are:

TELECOM SECTOR

Mankato Citizens Telephone Company (MCTC)

Mid-Communications, Inc. (Mid-Comm)

Heartland Telecommunications Company of Iowa, Inc. (Heartland)

Cable Network, Inc. (CNI)

Crystal Communications, Inc. (Crystal)

Minnesota Southern Wireless Company (MSWC)-Discontinued Operations

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

INDUSTRY SEGMENTS

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, dial-up and broadband Internet access, and owns and operates fiber optic cable facilities. This sector includes three incumbent local exchange carriers (ILECs): MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

The Telecom Sector also includes Crystal, a competitive local exchange carrier (CLEC). Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital television on a competitive basis. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas.  HickoryTech discontinued its service to four other Iowa communities in 2003.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its subsidiary CNI. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and its CLEC are the primary users of the fiber optic cable facilities.

The Telecom Sector included the operations of MSWC, which was sold December 15, 2003. None of the remaining companies in the Telecom sector experienced major changes in operations during the first quarter of 2004 or 2003.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers, and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and is managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s telephone subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines.

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

Alternatives to HickoryTech service include customers leasing private lines in lieu of switched voice services and data services in or adjacent to the territories served by HickoryTech, which permits the bypassing of local telephone switching facilities. Additionally services provided by other companies utilizing various wireline or wireless technologies permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to HickoryTech’s long-term ability to provide local exchange service at economical rates.

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal utilities overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. The Hawarden CLEC has acquired approximately 1,000 access lines, or approximately 60% of that community’s telephone business from HickoryTech. HickoryTech management does not believe there will be significant further impact from competition in Hawarden.

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

In September 2003, a potential competitor filed a request to negotiate interconnection arrangements with HickoryTech’s Minnesota ILECs, MCTC & Mid-Comm.  This potential competitor is a multi-state communications company with the ability to offer bundled services. MCTC and Mid-Comm made a filing with the Minnesota Public Utilities commission exerting their rural exemption from certain components of this request. The competitor’s request was subsequently withdrawn in February 2004.

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new competitive local exchange carrier (CLEC). Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital television, on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech service. These services are currently offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers.

CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission in each state it serves. Crystal competes directly against existing ILECs in the areas in which it operates. Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

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

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years. The Minnesota PUC recently issued an order to refer the access reform issue to a contested case hearing. The process in Minnesota in matters such as these usually involves full development of a public record.  The ILEC industry, interexchange carriers and state agencies are also concurrently negotiating in hopes of an agreement to transition access rate changes over several years, possibly through legislative change. The outcome of this process, whether by negotiation and legislation or commission order resulting from a hearing will not likely be realized until late in 2004, or later. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

ILEC Iowa - In Iowa, companies with fewer than 15,000 access lines remain unregulated. HickoryTech’s Iowa ILEC subsidiary falls below this regulation threshold.

Wireline InterState - The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to a nationwide average cost of providing access. This biannual rate process was completed in June 2003 and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an FCC October 2001 order (a/k/a MAG Plan). Funds collected are pooled, and HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted from time to time. HickoryTech’s CLEC interstate access rates are established in accordance with the FCC’s April 2001 order and no further changes are known at the present time.

CLEC - HickoryTech’s CLEC company provides local exchange services in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies. Additionally, Crystal offers digital television service in the St. Peter, Minnesota market under a franchise negotiated with the local municipality.  Crystal also offers long distance services. In-State services in Minnesota are regulated by the Public Utility Commission with respect to uniform pricing statewide. In-State long distance service in Iowa is unregulated.  Long distance services are also deregulated at the federal level (for Inter-State services), but are subject to annual certification of geographic rate averaging and rate integration.  Dial-up and broadband Internet access are unregulated at both the state and federal levels.

Other - The FCC has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

Local Number Portability - Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”.  On November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues. The FCC stated that number porting from a wireline carrier to a wireless carrier is required upon bona fide request where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned. Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting. The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, although the FCC left issues governing the payment of call routing costs to another pending proceeding. While this requirement took effect on November 24, 2003 for wireline carriers in the top 100 Metropolitan Statistical Area’s (MSAs), it will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs. The United States Telecom Association (USTA), along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. District Court, and the appeal is pending before the Court. The Company’s wireline operations are conducted in markets below the top 100 MSAs that will be subject to the later May 24, 2004 implementation date for intermodal porting. Further, Heartland Telecommunications Company of Iowa has joined in an industry action by the Iowa Telecommunications Association to suspend the requirements for small rural carriers.  The Iowa Utilities Board has granted a 180-day stay on implementation of Local Number Portability (LNP) in rural areas while it considers the petition, with a decision due no later than October 6, 2004.  However, this stay could be challenged on a company-by-company basis by an intervener, such as a cellular carrier. At this time, the Company cannot fully quantify the effects on its wireline operations of implementing intermodal porting or the potential outcome of any court appeal. However, it is possible that these requirements, when implemented, will adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless alternatives.

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

There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. Management is unable to quantify what effect, if any, the sale of HickoryTech’s wireless business may have on the marketplace for this product.

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone and data equipment sales and services as well as the sale, installation and service of Voice over Internet Protocol (VoIP) business systems to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of telecommunication platforms such as Nortel on the voice side of the Enterprise Solutions’ business, and Cisco and Bay Networks (Nortel) equipment on the data side of its business. Enterprise Solutions specializes in the quality custom installation and maintenance of data wide area networking solutions.

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

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS:

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Consolidated operating revenues were $22,687,000, which is $890,000 or 3.8% lower in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in revenues in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 can be primarily attributed to a lower volume of business in the Enterprise Solutions Sector. This decrease was partially offset by an increase in revenues in the Telecom Sector, which was driven by revenue increases in ILEC network access and growth in the CLEC business.

COST OF PRODUCTS SOLD, ENTERPRISE SOLUTIONS:

Cost of products sold, which is related to the Enterprise Solutions Sector was $1,509,000, which is $1,010,000 or 40.1% lower in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in first quarter 2004 cost of products sold compared to first quarter 2003 was comparable to the decrease in operating revenues in this sector, as gross profit margins remained relatively consistent at 34.2% in the first quarter of 2004 compared to 35.6% in the first quarter of 2003.

COST OF SERVICES (excluding Depreciation and Amortization):

Cost of services, excluding depreciation and amortization increased $340,000 or 4.1% in first quarter 2004 compared to first quarter 2003.  This increase was due primarily to increased expenses surrounding post-retirement health care benefits, long distance costs corresponding to the increased customer base, and an increase in bad debt expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization decreased $168,000 or 4.4% in first quarter 2004 compared to first quarter 2003.  Increases in sales and marketing related expenses were largely offset by cost reduction measures implemented in the Enterprise Solutions sector as well as a decrease in corporate wages due to a one time charge in 2003 caused by the 2002 modification of the terms of the stock options of a retiring officer. This modification extended the period after retirement during which the officer can exercise his vested options. This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $3,876,000, which is $374,000 or 10.7% higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in depreciation for the three months ended March 31, 2004 was due to an increase in the Telecom Sector’s network assets, as well as an increase related to the depreciation of billing software in the Information Solutions Sector. Amortization expense from continuing operations was $236,000, which is $90,000 or 27.6% lower in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The decrease in amortization expense from continuing operations was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003.

OPERATING INCOME:

Operating income was $4,802,000, which is $336,000 or 6.5% lower in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The decrease in operating income for the three months ended March 31, 2004 was largely due to the decline in income in the Enterprise Solutions Sector, and for the other reasons described above.

INTEREST EXPENSE:

Interest expense decreased $376,000 or 24.0% to $1,189,000 in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in interest expense for the period was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $110,250,000 at March 31, 2004 and $148,250,000 at March 31, 2003.

INCOME TAXES:

The effective income tax rate of approximately 40.5% and 41% respectively for first quarter 2004 and first quarter 2003 exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $2,161,000, which is $44,000 or 2.1% higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The increase in income from continuing operations was driven by the $1,010,000 decrease in cost of goods sold and the $376,000 decrease in interest expense, both of which were explained above.  These expense decreases were partially offset by the $890,000 decrease in operating revenues, the $340,000 increase in cost of services, and the $374,000 increase in depreciation, all of which were also described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,731	$3,809
Network Access	8,677	8,324
Data	522	450
Intersegment	69	69
Other	1,747	1,801
Total ILEC	14,746	14,453

CLEC
Local Service	929	839
Network Access	680	542
Data	381	232
Other	430	432
Total CLEC	2,420	2,045

Long Distance	1,228	1,117

Internet	995	941

Digital TV	106	81

Total Telecom Revenues	$19,495	$18,637

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$19,426	$18,568
Intersegment	69	69
	19,495	18,637

Cost of Services, excluding Depreciation and Amortization	7,480	6,801
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	2,529	2,347
Depreciation and Amortization	3,407	3,185
Operating Income	$6,079	$6,304

Income from Continuing Operations, Net of Tax	$3,619	$3,708
Income/(Loss) from Discontinued Operations	(59)	65
Net Income	$3,560	$3,773
Capital Expenditures	$2,121	$1,051

ILEC Access Lines	62,242	64,495

CLEC Access Lines
Overbuild	10,131	8,035
Unbundled Network Element (UNE)	1,694	1,361
Total Service Resale (TSR)	2,504	4,875
Total	14,329	14,271

Long Distance Customers	41,695	36,610

Internet Customers	16,453	14,988

Total Telecom Customers	134,719	130,364

DSL Customers	8,324	4,740

Telecom Sector operating revenues before intersegment eliminations were $19,495,000, which is $858,000 or 4.6% higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The increase in first quarter 2004 compared to first quarter 2003 was primarily due to increased ILEC network access and growth in the CLEC business.

ILEC network access revenue was $8,677,000, which is $353,000 or 4.2% higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The increase in network access revenue in 2004 compared to 2003 was driven by higher demand for dedicated lines and high-speed circuits. HickoryTech does not belong to any NECA traffic sensitive access revenue reimbursement pools, but instead, establishes access rates bi-annually following nationwide averages of providing access. HickoryTech’s interstate access rates were adjusted as of July 2003. Long-term continuation of these revenues is uncertain, however, as changes in the industry occur.

On October 16, 2003, the United States District Court, District of Minnesota, issued an injunction providing relief from regulation of an interexchange carrier providing Voice over Internet Protocol (VoIP) based services in Minnesota. The Minnesota Public Utilities Commission has appealed this decision. Depending on the outcome, this may result in a change in the business relationship between HickoryTech ILEC businesses and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed Minnesota access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to this decision.

ILEC data revenue was $72,000 or 16.0% higher in first quarter 2004 compared to first quarter 2003. The increase is the result of increased Digital Subscriber Line (DSL) customers.

CLEC local service revenue was $929,000, which is $90,000 or 10.7% higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in CLEC local service revenue in first quarter 2004 compared to first quarter 2003 is driven primarily by an increase in revenues from business customers and an increase in local trunking revenue due primarily to a new customer relationship in northwest Iowa.  In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories which utilized a resale of services approach. As a result of this decision, HickoryTech has stopped providing service for 734 customers. Related revenues have decreased approximately $100,000 in the first quarter of 2004 compared to the first quarter of 2003.  However, this decrease in revenues is largely offset by increased local service revenues in several other CLEC communities.

CLEC network access revenue was $138,000 or 25.5% higher in first quarter 2004 compared to first quarter 2003. This increase is primarily the result of increased penetration of overbuild lines in CLEC communities.

CLEC data revenue was $149,000 or 64.2% higher in first quarter 2004 compared to first quarter 2003. The increase is the result of increased DSL penetration in CLEC communities.

Long distance revenue was $111,000 or 9.9 % higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is the result of a corresponding increase in customers.  HickoryTech experienced a 5,085 or 13.9% increase in its long distance customer base between March 31, 2003 and March 31, 2004. Although the customer base is increasing, revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services.  Also, a competitor of HickoryTech received approval from the state of Minnesota to offer long distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories and with this approval, has the potential to create stronger competition with HickoryTech in these markets, which could result in a reduction in long distance revenue in future periods.

Internet revenue was $54,000, or 5.7% higher in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The increase in revenue was caused primarily by an increase in Internet customers of 1,465 or 9.8% between March 31, 2003 and March 31, 2004.

Cost of Services, excluding  Depreciation and Amortization:

Cost of services, excluding depreciation and amortization was $679,000 or 10.0% higher in the first quarter of 2004 compared to the first quarter of 2003. The increase is primarily due to increased expenses relating to long distance services that increased in conjunction with the corresponding increase in long distance customers and revenue, as well as increased billing costs. These increases were somewhat offset by decreases in charges relating to the large decrease in Total Service Resale (TSR) customers.  In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. As a result of this decision, HickoryTech has stopped providing service for 734 customers.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization was $182,000 or 7.8% higher in the first quarter of 2004 compared to the first quarter of 2003.  This increase is primarily due to an increase in sales and marketing related expenses as well as corporate allocations. These increases were partially offset by a decrease in expenses related to cost reduction measures in the Iowa CLEC office that took place in the third quarter of 2003.

Depreciation and Amortization:

Depreciation and amortization were $3,407,000, which is $222,000 or 7.0% higher in the three months ended March 31, 2004 compared to the same period in 2003.  The increase in depreciation expense can be largely attributed to increased network infrastructure.

Operating and Net Income:

Operating income was $6,079,000, which is $225,000 or 3.6% lower in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  Net income was $3,560,000, which is $213,000 or 5.6% lower in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  These decreases were driven by the $679,000 increase in cost of services, $222,000 increase in depreciation and amortization and $182,000 increase in selling, general and administrative expenses mentioned above, offset by the $858,000 increase in revenue, also mentioned above.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003
Revenues Before Eliminations
Unaffiliated Customers	$966	$1,098
Intersegment	1,047	763
	2,013	1,861
Cost of Services, excluding Depreciation and Amortization	1,886	1,881
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	194	185
Depreciation and Amortization	639	544

Operating Loss	$(706)	$(749)
Net Loss	$(426)	$(496)

Capital Expenditures	$1	$144

Revenues:

Operating revenues from unaffiliated customers decreased $132,000 or 12.0% in the first quarter 2004 compared to the first quarter 2003. In first quarter 2004, $359,000 or 37.1% of the Unaffiliated Customer revenue was from a temporary customer that ends early in second quarter 2004. The decrease in operating revenues was primarily due to the loss of CABS processing customers and a decline in volume to existing customers.

Depreciation and Amortization:

Depreciation and amortization increased $95,000 or 17.5% in first quarter 2004 compared to first quarter 2003.  The primary reason for the increase is due to the depreciation of a new billing system.

Operating and Net Loss:

Operating loss decreased $43,000 or 5.7% in first quarter 2004 compared to first quarter 2003.  Net loss decreased $70,000 or 14.1% in first quarter 2004 compared to first quarter 2003.  The decrease in operating loss and net loss in first quarter 2004 compared to first quarter 2003 was primarily attributable to the increase in operating revenues.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2004	3/31/2003
Revenues Before Intersegment Eliminations
Installation	$653	$1,958
Service	1,642	1,953
	2,295	3,911
Cost of Products Sold	1,509	2,519
Cost of Services, excluding Depreciation And Amortization	325	385
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	786	872
Depreciation and Amortization	51	61
Operating Income/(Loss)	$(376)	$74
Net Income/(Loss)	$(224)	$39

Capital Expenditures	$—	$92

Revenues:

Operating revenues decreased $1,616,000 or 41.3% in the first quarter of 2004 compared to the first quarter of 2003. Installation revenue decreased $1,305,000 or 66.7% in the first quarter of 2004 compared to the first quarter of 2003. The decrease in installation revenue in the first quarter of 2004 compared to the first quarter of 2003 was primarily a result of a decrease in sales and installations of PBX systems of $572,000 or 94.3%, as well as a decrease in sales of data network equipment of $668,000 or 56.9%.  Service revenue was $311,000 or 15.9% lower in the first quarter of 2004 compared to the first quarter of 2003.  This sector has encountered across the board reductions in demand in all of its major products and services. The reduction started in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e. voice vs. data protocol) in the communications products, which this sector provides. Due to the uncertainty of the economy, HickoryTech cannot estimate when or if customer demand for these products and services may return to higher levels.

Cost of Products Sold:

Cost of products sold decreased $1,010,000 or 40.1% in the first quarter of 2004 compared to the first quarter of 2003.  The decrease in first quarter 2004 cost of products sold compared to first quarter 2003 was in line with the decrease in operating revenues in this sector, as gross profit margins remained relatively consistent at 34.2% in the first quarter of 2004 compared to 35.6% in the first quarter of 2003.

Cost of Services, excluding Depreciation and Amortization:

Cost of services excluding depreciation and amortization decreased $60,000 or 15.6% in the first quarter 2004 compared to the first quarter 2003. The decrease in cost of services excluding depreciation and amortization in the first quarter 2004 compared to the first quarter 2003 was largely the result of cost reduction measures, which included workforce reductions.

Selling, General and Administrative, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization decreased $86,000 or 9.9% in the first quarter 2004 compared to the first quarter 2003.  The decrease in selling, general and administrative expenses was largely due to cost reduction measures, which included workforce reductions.

Operating and Net Income/(Loss):

Operating loss was $376,000 in the first quarter 2004 compared to operating income of $74,000 in 2003.  The change between first quarter 2004 loss compared to the first quarter 2003 income resulted primarily from the decrease in operating revenues described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $10,119,000 in the first three months of 2004 compared to $9,277,000 in the first three months of 2003. Cash flows from operations in the first three months of 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in income taxes receivable. Cash flows from operations in the first three months of 2003 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to the timing of payments.

Cash flows provided by investing activities were $490,000 in the first three months of 2004 compared to cash flows provided by $2,425,000 for the same period in 2003. Capital expenditures were $2,122,000 during the first three months of 2004 as compared to $1,735,000 for the same period in 2003. First quarter 2004 capital expenditures were incurred primarily to provide additional network facilities in the Telecom Sector. Management expects capital expenditures in the remainder of 2004 to be approximately $16,000,000. As part of the 2004 capital spending, HickoryTech is investing in an enhanced network, including an Internet Protocol (IP) capable switch and high capacity cable infrastructure for its ILEC market, as well as investments in growth for its CLEC markets.  There were $2,600,000 redemptions of investments in the first three months of 2004, compared to $4,100,000 in the first three months of 2003. The redemptions in the first three months of both 2004 and 2003 reflect the amount by which HickoryTech was permitted to reduce its equity investment in one of its lenders, through conditions of its debt agreements.

Cash flows used in financing activities were $10,744,000 for the first three months of 2004 compared to $11,465,000 for the first three months of 2003. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $9,250,000 during the first three months of 2004, and $9,750,000 during the first three months of 2003. HickoryTech borrowed $1,000,000 on its revolving credit facility during the first three months of 2004. Dividend payments for the first three months of 2004 were $1,426,000 compared to $1,540,000 for the same period in 2003. During the first three months of 2003, HickoryTech repurchased 16,100 common shares for $161,000. No shares were purchased during the three months ended March 31, 2004 and there are no future plans for additional repurchases.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $6,334,000 as of March 31, 2004, compared to working capital of $9,300,000 as of December 31, 2003. The ratio of current assets to current liabilities was 1.6 to 1.0 as of March 31, 2004 and 1.7 to 1.0 as of December 31, 2003.

LONG-TERM OBLIGATIONS- HickoryTech’s long-term obligations as of March 31, 2004 were $109,643,000, excluding current maturities of $1,506,000. As of March 31, 2004, HickoryTech had a $152,583,000 credit facility with a syndicate of banks. The credit facility is comprised of a $120,833,000 revolving credit component and a $31,750,000 term loan component. The available line of credit on the $120,833,000 revolving credit component decreases in increments beginning in March 2004 with a final maturity date in September 2008. However, since not all of the available revolving credit has been utilized as of March 31, 2004, the payment schedule is as follows: 2006 - $17,562,000, 2007 - $32,813,000 and 2008 - $28,125,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, $23,000,000 in the first quarter of 2009 and $4,000,000 in the second quarter of 2009. The weighted average interest rate associated with this credit facility and related instruments varies with LIBOR and certain other rates and was 4.1% at March 31, 2004 and 4.3% at March 31, 2003. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. As of March 31, 2004, HickoryTech had drawn $110,250,000 on this credit facility and had $42,333,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the first quarter of 2004, this sector did not record any additions to property, plant and equipment related to these capital lease arrangements.

CONSTRUCTION PLANS - HickoryTech has embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its leading broadband service strategy. The Company will add approximately $20,000,000 to the network over a five-year period, in addition to the historical levels of capital spending in 2003 and 2002.  Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market.  These upgrades to an already state of the art network will give HickoryTech the capability to offer more diversified services to its core customer base.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

In November 2002, HickoryTech began repurchasing its stock in over-the-counter trading under a previously announced repurchase plan. HickoryTech funds the repurchase of its stock from cash flows from operations. During the three months ended March 31, 2003, HickoryTech purchased 16,100 common shares for $161,000.  No shares were purchased during the three months ended March 31, 2004 and there are no future plans for additional repurchases.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to these critical accounting policies during the quarter ended March 31, 2004. During 2003, HickoryTech purchased an interest rate swap contract, which is accounted for pursuant to the provisions of SFAS No. 133 as described in Note 11 of the notes to the accompanying financial statements.

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

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. The Company has incorporated the new disclosure requirements into the Notes to Consolidated Financial Statements included in this report.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from three months to fifty-one months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2004, HickoryTech’s interest expense for the quarter would have increased $38,000.

ITEM 4.     CONTROLS AND PROCEDURES

HickoryTech carried out an evaluation under the supervision, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2004, the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended. During the quarter ended March 31, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no material pending legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On October 30, 2002, the Board of Directors authorized a plan for HickoryTech to purchase shares of its outstanding common stock having a value of up to $2,000,000 in the aggregate in the year 2002, as well as $2,000,000 in the aggregate in the year 2003, primarily through open-market transactions.

Information on HickoryTech’s purchases of equity securities follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period) (1) (d)

January 1, 2004 - January 31, 2004	—	—	—	—

February 1, 2004 - February 29, 2004	—	—	—	—

March 1, 2004 - March 31, 2004	—	—	—	—

(1)  The plan approved by the HickoryTech board in October 2002 terminated on December 31, 2003.

Item 3.    Default Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.             Exhibits and Reports on Form 8-K.

(a)          Exhibits

Exhibit 31(a) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         HickoryTech furnished a Form 8-K on February 17, 2004 reporting under Item 7 and Item 12 a press release announcing its fourth quarter consolidated operating results.

HickoryTech filed a Form 8-K/A on March 9, 2004 amending the Form 8-K filed by HickoryTech on December 30, 2003, relating to the disposition of its wireless business to include the pro forma financial information under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 5, 2004	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy.
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer