Form 10-Q
period 2004-06-30
HICKORY TECH CORP
filed 2004-08-04
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

The total number of shares of the registrant’s common stock outstanding as of June 30, 2004: 12,981,929.

HICKORY TECH CORPORATION

June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Six Months Ended
(In Thousands Except Per Share Amounts)	6/30/2004	6/30/2003	6/30/2004	6/30/2003
OPERATING REVENUES:
Telecom Sector	$18,847	$18,680	$38,273	$37,248
Information Solutions Sector	679	809	1,645	1,907
Enterprise Solutions Sector	3,338	3,383	5,633	7,294
TOTAL OPERATING REVENUES	22,864	22,872	45,551	46,449
COSTS AND EXPENSES:
Cost of Products Sold, Enterprise Solutions	2,296	2,550	3,805	5,069
Cost of Services, excluding Depreciation and Amortization	7,871	8,002	16,479	16,270
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	3,626	3,672	7,282	7,496
Depreciation	3,881	3,731	7,757	7,233
Amortization of Intangibles	237	198	473	524
TOTAL COSTS AND EXPENSES	17,911	18,153	35,796	36,592
OPERATING INCOME	4,953	4,719	9,755	9,857
OTHER INCOME/(EXPENSE):
Equity in Net Loss of Investees	—	(1)	—	(4)
Interest and Other Income	19	13	34	22
Interest Expense	(1,138)	(1,480)	(2,327)	(3,045)
TOTAL OTHER INCOME/(EXPENSE)	(1,119)	(1,468)	(2,293)	(3,027)

INCOME BEFORE INCOME TAXES	3,834	3,251	7,462	6,830
INCOME TAX PROVISION	1,551	1,329	3,018	2,791
INCOME FROM CONTINUING OPERATIONS	2,283	1,922	4,444	4,039
DISCONTINUED OPERATIONS (Note 4)
Income/(Loss) from Operations of Discontinued Component	—	996	(99)	1,386
Income Tax (Benefit)/Provision	—	408	(40)	568
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	—	588	(59)	818
NET INCOME	$2,283	$2,510	$4,385	$4,857

Basic Earnings Per Share - Continuing Operations:	$0.18	$0.14	$0.34	$0.29
Basic Earnings Per Share - Discontinued Operations:	—	0.04	—	0.06
	$0.18	$0.18	$0.34	$0.35
Dividends Per Share	$0.11	$0.11	$0.22	$0.22
Basic Weighted Average Common Shares Outstanding	12,975	13,951	12,972	13,972

Diluted Earnings Per Share - Continuing Operations:	$0.18	$0.14	$0.34	$0.29
Diluted Earnings Per Share - Discontinued Operations:	—	0.04	—	0.06
	$0.18	$0.18	$0.34	$0.35
Diluted Weighted Average Common and Equivalent Shares Outstanding	13,020	13,981	13,021	13,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2004

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	6/30/2004	12/31/2003
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$233	$278
Receivables, Net of Allowance for Doubtful Accounts of $1,338 and $1,283	10,224	9,984
Income Taxes Receivable	—	2,838
Costs in Excess of Billings on Contracts	619	934
Inventories	4,583	4,453
Deferred Income Taxes	1,057	1,057
Other	2,002	2,497
TOTAL CURRENT ASSETS	18,718	22,041
INVESTMENTS	4,371	6,710
PROPERTY, PLANT AND EQUIPMENT	236,263	230,490
Less ACCUMULATED DEPRECIATION	124,024	116,487
PROPERTY, PLANT AND EQUIPMENT, NET	112,239	114,003
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	439	481
Financial Derivative Instruments	3,280	2,515
Deferred Costs and Other	4,138	4,876
TOTAL OTHER ASSETS	32,943	32,958
TOTAL ASSETS	$168,271	$175,712

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$828	$1,001
Accounts Payable	2,364	3,771
Accrued Expenses	3,277	3,243
Accrued Interest	68	41
Accrued Income Taxes	1,885	—
Billings in Excess of Costs on Contracts	188	73
Advanced Billings and Deposits	2,964	3,040
Current Maturities of Long-Term Obligations	1,600	1,572
TOTAL CURRENT LIABILITIES	13,174	12,741
LONG-TERM OBLIGATIONS, Net of Current Maturities	107,280	118,040
DEFERRED INCOME TAXES	10,628	10,331
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,215	5,883
TOTAL LIABILITIES	137,297	146,995
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 12,981,929 in 2004 and 12,967,811 in 2003	1,298	1,297
Additional Paid-In Capital	7,947	7,690
Retained Earnings	19,777	18,246
Accumulated Other Comprehensive Income (Notes 3, 11)	1,952	1,484
TOTAL SHAREHOLDERS’ EQUITY	30,974	28,717
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$168,271	$175,712

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
(Dollars In Thousands)	6/30/2004	6/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,385	$4,857
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,230	9,051
(Gain)/Loss on Sale of Assets	4	(2)
Stock-Based Compensation	56	402
Employee Retirement Benefits and Deferred Compensation	434	104
Accrued Patronage Refunds	(197)	(314)
Equity in Net Loss of Investees	—	5
Provision for Losses on Accounts Receivable	326	477
Changes in Operating Assets and Liabilities:
Receivables	4,158	2,546
Inventories	(130)	(203)
Billings and Costs on Contracts	431	312
Accounts Payable and Accrued Expenses	(1,079)	(2,766)
Advance Billings and Deposits	(76)	114
Deferred Revenue and Employee Benefits	(102)	(44)
Other	747	1,351
Net Cash Provided By Operating Activities	17,187	15,890
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(6,240)	(4,460)
Redemption of Investments	2,600	4,100
Purchase of Intangible Asset	(9)	—
Proceeds from Sale of Assets	56	73
Net Cash Used In Investing Activities	(3,593)	(287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(173)	—
Payments of Capital Lease Obligations	(314)	(301)
Repayments on Credit Facility	(12,000)	(14,000)
Borrowings on Credit Facility	1,500	1,250
Proceeds from Issuance of Common Stock	244	496
Dividends Paid	(2,853)	(3,074)
Stock Repurchase/Retirement	(43)	(704)
Net Cash Used In Financing Activities	(13,639)	(16,333)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45)	(730)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233	$1,144
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$2,374	$3,715
Cash Paid for Income Taxes, Net of Tax Refunds of $1,750 and $1,600 in 2004 and 2003	$(1,745)	$150
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$81	$124

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

JUNE 30, 2004

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

The condensed consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Information Solutions Sector and (iii) Enterprise Solutions Sector.  During the first two quarters of 2003, the Information Solutions Sector had an investment in an unconsolidated partnership, which was accounted for using the equity method. This partnership was dissolved in the fourth quarter of 2003. All inter-company transactions have been eliminated from the consolidated financial statements.

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

	For Three Months Ended		For Six Months Ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Weighted Average Shares Outstanding	12,974,669	13,950,824	12,972,130	13,972,141
Stock Options (dilutive only)	25,301	13,723	28,818	194
Stock Subscribed (ESPP)	20,347	16,746	20,347	13,980
Total Dilutive Shares Outstanding	13,020,317	13,981,293	13,021,295	13,986,315

Options to purchase 449,283 shares for the three and six months ended June 30, 2004, and 493,548 shares for the three and six months ended June 30, 2003, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first two quarters of 2004 and 2003.

Shares Outstanding on Record Date	2004	2003
First Quarter (Feb. 15)	12,967,886	14,003,335
Second Quarter (May 15)	12,971,954	13,942,662

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first six months of 2004 and 2003, shareholders have elected to reinvest $136,000 and $134,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended June 30, 2004 and 2003 was $3,617,000 and $3,091,000, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $4,853,000 and $5,438,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Revenues	$—	$3,968	$—	$7,361

Income/(Loss) Before Income Taxes	$—	$996	$(99)	$1,386

NOTE 5. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market. Cost is determined on a first-in first-out (FIFO) basis. Market is the net realizable value of the inventory. Obsolescence reserves are maintained for inventory with an estimated net realizable value of less than cost.

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

On a prospective basis, HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. As of December 31, 2003, HickoryTech completed its annual impairment tests for acquired goodwill using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

The carrying value of HickoryTech’s goodwill is $25,086,000 as of June 30, 2004 and December 31, 2003.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of June 30, 2004		As of December 31, 2003
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$830	$391	$821	$340
Other Intangibles	100	100	100	100
Total	$930	$491	$921	$440

Amortization expense related to the definite-lived intangible assets for the three months ended June 30, 2004 and 2003 was $26,000 and $25,000, respectively. Amortization expense related to the definite-lived intangible assets for the six months ended June 30, 2004 and 2003 was $51,000 and $51,000, respectively.  Total estimated amortization expense for the remaining six months of 2004 and the five years subsequent to 2004 is as follows: 2004 (July 1 through December 31) - $52,000; 2005 - $104,000; 2006 - $104,000; 2007 - $104,000; 2008 - $74,000 and 2009 - $1,000.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Company obtains an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the Company adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which the Company maintains an interest. The Company did not absorb the majority of the losses or residual returns of the variable interest entities in which the Company maintains an interest and these interests are not significant. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes FSP No. FAS 106-1 of the same name. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. The retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-2, the Company has elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in the consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require the Company to change previously reported information. Beginning January 1, 2006, Medicare’s prescription drug plan may become the primary plan for qualified retirees when they become age 65 and are eligible for Medicare. Thus, the Company may see a decrease in the amount of prescription drug benefits to be paid beginning in 2006.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. The Company has incorporated the new disclosure requirements into the Notes to Consolidated Financial Statements included in this report.

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 6/30/04
Operating Revenue from Unaffiliated Customers	$18,847	$679	$3,338	$—	$22,864
Intersegment Revenues	69	1,127	—	(1,196)	—
Total	18,916	1,806	3,338	(1,196)	22,864

Depreciation and Amortization	3,407	654	44	13	4,118
Operating Income (Loss)	5,778	(636)	(140)	(49)	4,953
Interest Expense	3	15	—	1,120	1,138
Income Taxes (Benefit)	2,338	(260)	(57)	(470)	1,551

Income (Loss) from Continuing Operations	3,440	(382)	(83)	(692)	2,283
Loss from Discontinued Operations Including Intersegment Revenues	—	—	—	—	—
Net Income (Loss)	3,440	(382)	(83)	(692)	2,283

Identifiable Assets	145,126	6,776	7,661	8,708	168,271
Property, Plant and Equip., Net	107,198	4,514	387	140	112,239
Capital Expenditures	4,096	—	22	—	4,118

Three Months Ended 6/30/03
Operating Revenue from Unaffiliated Customers	$18,680	$809	$3,383	$—	$22,872
Intersegment Revenues	68	768	—	(836)	—
Total	18,748	1,577	3,383	(836)	22,872

Depreciation and Amortization	3,274	581	60	14	3,929
Operating Income (Loss)	6,547	(935)	(558)	(335)	4,719
Interest Expense	2	20	—	1,458	1,480
Income Taxes (Benefit)	2,756	(336)	(232)	(859)	1,329

Income (Loss) from Continuing Operations	3,893	(606)	(334)	(1,031)	1,922
Income from Discontinued Operations Including Intersegment Revenues	419	122	—	47	588
Net Income (Loss)	4,312	(484)	(334)	(984)	2,510

Identifiable Assets	147,978	8,331	10,403	7,818	174,530
Property, Plant and Equip., Net	109,638	5,572	574	223	116,007
Capital Expenditures	2,105	—	97	26	2,228

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Six Months Ended 6/30/04
Operating Revenue from Unaffiliated Customers	$38,273	$1,645	$5,633	$—	$45,551
Intersegment Revenues	138	2,174	—	(2,312)	—
Total	38,411	3,819	5,633	(2,312)	45,551

Depreciation and Amortization	6,814	1,293	95	28	8,230
Operating Income (Loss)	11,857	(1,342)	(516)	(244)	9,755
Interest Expense	7	27	—	2,293	2,327
Income Taxes (Benefit)	4,798	(550)	(209)	(1,021)	3,018

Income (Loss) from Continuing Operations	7,059	(808)	(307)	(1,500)	4,444
Loss from Discontinued Operations Including Intersegment Revenues	(59)	—	—	—	(59)
Net Income (Loss)	7,000	(808)	(307)	(1,500)	4,385

Identifiable Assets	145,126	6,776	7,661	8,708	168,271
Property, Plant and Equip., Net	107,198	4,514	387	140	112,239
Capital Expenditures	6,217	1	22	—	6,240

Six Months Ended 6/30/03
Operating Revenue from Unaffiliated Customers	$37,248	$1,907	$7,294	$—	$46,449
Intersegment Revenues	137	1,531	—	(1,668)	—
Total	37,385	3,438	7,294	(1,668)	46,449

Depreciation and Amortization	6,459	1,125	121	52	7,757
Operating Income (Loss)	12,851	(1,684)	(484)	(826)	9,857
Interest Expense	7	38	—	3,000	3,045
Income Taxes (Benefit)	5,416	(595)	(205)	(1,825)	2,791

Income (Loss) from Continuing Operations	7,601	(1,102)	(295)	(2,165)	4,039
Income from Discontinued Operations Including Intersegment Revenues	484	246	—	88	818
Net Income (Loss)	8,085	(856)	(295)	(2,077)	4,857

Identifiable Assets	147,978	8,331	10,403	7,818	174,530
Property, Plant and Equip., Net	109,638	5,572	574	223	116,007
Capital Expenditures	3,156	144	189	153	3,642

The Telecom Segment Identifiable Assets, Property Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business, which is reported as a discontinued operation:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Identifiable Assets	$—	$53,203	$—	$53,203
Property, Plant and Equip., Net	$—	$16,254	$—	$16,254
Capital Expenditures	$—	$497	$—	$818

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

At June 30, 2004, HickoryTech had four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2003. HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer. The modification extended the period after retirement during which the officer could exercise his vested options. This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003. During the third quarter of 2003, the Board of Directors extended the period during which this option holder can exercise his vested options to December 31, 2004. This extension will not result in any additional compensation charges.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003

Reported Net Income	$2,283	$2,510	$4,385	$4,857
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12	85	33	237
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)	(145)	(153)	(438)
Pro Forma Net Income	$2,230	$2,450	$4,265	$4,656

Earnings per share:
Basic - as reported	$0.18	$0.18	$0.34	$0.35
Basic - pro forma	$0.17	$0.18	$0.33	$0.33

Diluted - as reported	$0.18	$0.18	$0.34	$0.35
Diluted - pro forma	$0.17	$0.18	$0.33	$0.33

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

(Dollars in Thousands)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2003	$1,484
Market value increase on interest rate swap agreement	468
Accumulated other comprehensive income balance at June 30, 2004	$1,952

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. HickoryTech has entered into interest rate swap agreements, with remaining maturities of twelve months to forty-eight months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at June 30, 2004 and December 31, 2003 is a net asset of $3,280,000 and $2,515,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 12. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first two quarters of 2004 and 2003.

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Components of Net Periodic Benefit Cost
Service Cost	$93	$52	$186	$105
Interest Cost	131	90	262	180
Expected Return on Plan Assets	—	—	—	—
Amortization of Transition Obligation	15	15	30	30
Amortization of Prior Service Cost	(3)	(3)	(6)	(6)
Recognized Net Actuarial Loss	59	25	118	49
Net Periodic Benefit Cost	$295	$179	$590	$358

2004
Employer’s Contributions
Contributions Made For the Six Months Ended 06/30/04	$92
Expected Contributions for Remainder of 2004	93
Total Estimated Employer Contributions for Fiscal Year 2004	$185

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

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA requires Heartland to repay the $611,000 by November 2004. As of June 30, 2004, $350,000 has been repaid.

The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech recoups this revenue over the remaining eighteen months of the TS tariff, which began January 1, 2004. As of June 30, 2004, HickoryTech has recognized a recovery of $204,000 of the revenue.

In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $407,000 at June 30, 2004 and $611,000 at December 31, 2003.  Similarly, HickoryTech has recorded a liability for the amounts that will be repaid to the NECA CCL pool with a balance of $261,000 at June 30, 2004 and $611,000 at December 31, 2003.

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

The Telecom Sector also includes Crystal, a competitive local exchange carrier (CLEC). Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital television on a competitive basis. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas.  HickoryTech discontinued its service to four other Iowa communities in 2003. In addition to the digital television service provided to customers in St. Peter, Minnesota, HickoryTech will begin providing digital television service to customers in Waseca, Minnesota in July 2004.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its subsidiary CNI. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and its CLEC are the primary users of the fiber optic cable facilities.

The Telecom Sector included the operations of MSWC, which was sold December 15, 2003. None of the remaining companies in the Telecom sector experienced major changes in operations during the first two quarters of 2004 or 2003.

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

It is common in the ILEC industry for carriers to dispute certain access charges. There is currently a multi-state ILEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. The ILEC industry in Minnesota has jointly filed a formal complaint regarding this dispute with the Minnesota Public Utilities Commission. On July 8, 2004, this complaint was referred to the Office of Administrative Hearings for a contested case proceeding as requested in the complaint.

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years. In March 2004, the Minnesota PUC issued an order to refer the access reform issue to a contested case hearing. This process in Minnesota usually involves full development of a public record.  The ILEC industry, interexchange carriers and state agencies are also concurrently negotiating in hopes of an agreement to transition access rate changes over several years, possibly through legislative change. The outcome of this process, whether by negotiation and legislation or commission order resulting from a hearing will not likely be realized until late in 2004, or later. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

ILEC Iowa - In Iowa, companies with fewer than 15,000 access lines remain unregulated. HickoryTech’s Iowa ILEC subsidiary falls below this regulation threshold.

Wireline InterState - The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to a nationwide average cost of providing access. This biannual rate process was completed in June 2003, and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an October 2001 FCC order (a/k/a MAG Plan). Funds collected are pooled, and HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

CLEC - HickoryTech’s CLEC company provides local exchange services in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies. Additionally, Crystal offers digital television service in the St. Peter, Minnesota market under a franchise negotiated with the local municipality.  Beginning in the third quarter of 2004, Crystal will offer digital television in the Waseca, Minnesota market under a franchise agreement negotiated with the local municipality.  Crystal also offers long distance services. In-State services in Minnesota are regulated by the Public Utility Commission with respect to uniform pricing statewide. In-State long distance service in Iowa is unregulated.  Long distance services are also deregulated at the federal level (for Inter-State services), but are subject to annual certification of geographic rate averaging and rate integration.  Dial-up and broadband Internet access are unregulated at both the state and federal levels.

Other - HickoryTech’s CLEC interstate access rates are established in accordance with an April 2001 FCC order.  Under the final phase of this order, interstate switched access rates for HickoryTech’s CLEC were reduced to levels comparable to those of the Incumbent LEC’s (Local Exchange Carrier) in June of 2004.

The FCC has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

Local Number Portability - Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”.  On November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues. The FCC stated that number porting from a wireline carrier to a wireless carrier is required upon bona fide request where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned. Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting. The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, although the FCC left issues governing the payment of call routing costs to another pending proceeding.  This requirement took effect on November 24, 2003 for wireline carriers in the top 100 Metropolitan Statistical Area’s (MSAs), and May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs. The Company’s wireline operations are conducted in markets below the top 100 MSAs that were subject to the later May 24, 2004 implementation date for intermodal porting. Heartland Telecommunications Company of Iowa, however, has joined in an industry action by the Iowa Telecommunications Association to suspend the requirements for small rural carriers.  The Iowa Utilities Board has granted a 180-day stay on implementation of Local Number Portability (LNP) in rural areas while it considers the petition, with a decision due no later than October 6, 2004. As of June 30, 2004 the effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal, however, given the short time intermodal porting has been available the Company cannot fully quantify the long-term effects on its wireline operations of implementing intermodal porting. It is possible that these requirements, when implemented, could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless alternatives.

Triennial Review Order - In August 2003, the FCC published a review order proposing changes in rules developed under the provisions of Telecommunications Act of 1996 Section 251(c)(3) which requires incumbent local exchange carriers to make elements of their networks available on an unbundled basis to new entrants at cost-based rates. This order was immediately challenged by USTA and several carriers.  In April 2004, the Washington DC district court issued a ruling overturning portions of that order so that, generally, incumbent LEC’s face reduced mandates to make their network available and CLEC’s face reduced opportunities or increased costs in obtaining network from the incumbent with whom they compete.

HickoryTech’s CLEC, Crystal Communications, has not made extensive use of the type of network elements addressed in the ruling in its CLEC business. While HickoryTech cannot fully quantify the impact of this issue, neither the FCC order or the subsequent overruling of portions of the order by the District Court are expected to have a material impact on Crystal’s business.

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

OPERATING REVENUES:

Consolidated operating revenues were $22,864,000, which is $8,000 or 0.03% lower in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Consolidated operating revenues were $45,551,000, which is $898,000 or 1.9% lower in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 can be primarily attributed to a lower volume of business in the Enterprise Solutions Sector. This decrease was largely offset by an increase in revenues in the Telecom Sector, which was driven by revenue increases in ILEC high-speed data and network access, as well as growth in the CLEC business.

COST OF PRODUCTS SOLD, ENTERPRISE SOLUTIONS:

Cost of products sold, which is related to the Enterprise Solutions Sector was $2,296,000, which is $254,000 or 10.0% lower in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Cost of products sold was $3,805,000, which is $1,264,000 or 24.9% lower in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in cost of products sold in the second quarter of 2004 compared to second quarter 2003 was mainly due to the decrease in installation revenue.  For the six month period ended June 30, 2004 as compared to the comparable 2003 period, the decrease in cost of products sold was in line with the corresponding decrease in operating revenues in this sector, as gross profit margins remained relatively consistent at 32.5% for the six months ended June 30, 2004 compared to 30.5% for the same period in 2003.

COST OF SERVICES (excluding Depreciation and Amortization):

Cost of services, excluding depreciation and amortization decreased $131,000 or 1.6% in second quarter 2004 compared to second quarter 2003.  Cost of services, excluding depreciation and amortization increased $209,000 or 1.3% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The increase was due primarily to increased expenses surrounding post-retirement health care benefits, long distance costs corresponding to the increased customer base, plant operations costs, and an increase in bad debt expense, that were somewhat offset by decreased Enterprise Solutions expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization decreased $46,000 or 1.3% in second quarter 2004 compared to second quarter 2003.  Selling, general and administrative expenses, excluding depreciation and amortization decreased $214,000 or 2.9% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in expense for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is primarily due to cost reduction measures implemented in the Enterprise Solutions sector as well as a decrease in corporate wages partially caused by a one time charge in 2003 for the modification of the terms of the stock options of a retiring officer. These expense decreases were somewhat offset by an increase in Telecom sales and marketing related expenses. The modification of the terms of the stock options of a retiring officer extended the period after retirement during which the officer could exercise his vested options. This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $3,881,000, which is $150,000 or 4.0% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Depreciation expense was $7,757,000, which is $524,000 or 7.2% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase in depreciation expense was due to an increase in the Telecom Sector’s network assets, as well as an increase related to the depreciation of billing software in the Information Solutions Sector. Amortization expense was $237,000, which is $39,000 or 19.7% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase primarily relates to amortization of costs of new software, which began in the second quarter of 2003. For the six months ended June 30, 2004 amortization expense was $473,000, which is $51,000 lower than the comparable 2003 period. The decrease in amortization expense was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003.

OPERATING INCOME:

Operating income was $4,953,000, which is $234,000 or 5.0% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  This increase was driven primarily by an increase in the operating income of the Enterprise Solutions sector in the second quarter of 2004 as compared to the second quarter of 2003.  Operating income was $9,755,000, which is $102,000 or 1.0% lower in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

INTEREST EXPENSE:

Interest expense decreased $342,000 or 23.1% to $1,138,000 in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Interest expense decreased $718,000 or 23.6% to $2,327,000 in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in interest expense was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $108,000,000 at June 30, 2004 and $145,250,000 at June 30, 2003.

INCOME TAXES:

The effective income tax rate of approximately 40.5% and 41% for second quarter 2004 and second quarter 2003, respectively, exceeds the federal statutory rate primarily due to state income taxes.  The effective income tax rate of approximately 40.5% and 41% for the six months ended June 30, 2004 and June 30, 2003, respectively, exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $2,283,000, which is $361,000 or 18.8% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The increase in income from continuing operations for second quarter 2004 as compared to the second quarter of 2003 was primarily driven by the $254,000 decrease in cost of products sold, the $131,000 decrease in cost of services, and a $342,000 decrease in interest expense, all of which were explained above.  Consolidated income from continuing operations was $4,444,000, which is $405,000 or 10.0% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The increase in income from continuing operations for the six months ended June 30, 2004 compared to the six months ended June 30,2003 can be primarily attributed to the $718,000 decrease in interest expense, coupled with the $1,264,000 decrease in cost of products sold for the Enterprise Solutions sector, which, taken together, helped offset increased depreciation and amortization expenses of $524,000, as well as the $898,000 decrease in operating revenues, all of which are described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,818	$3,765	$7,549	$7,574
Network Access	8,272	8,407	16,949	16,731
Data	547	430	1,069	880
Intersegment	69	68	138	137
Other	1,596	1,704	3,343	3,505
Total ILEC	14,302	14,374	29,048	28,827

CLEC
Local Service	925	876	1,854	1,715
Network Access	621	608	1,301	1,150
Data	399	284	780	516
Other	450	466	880	898
Total CLEC	2,395	2,234	4,815	4,279

Long Distance	1,106	1,095	2,334	2,212

Internet	994	950	1,989	1,891

Digital TV	119	95	225	176

Total Telecom Revenues	$18,916	$18,748	$38,411	$37,385

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$18,847	$18,680	$38,273	$37,248
Intersegment	69	68	138	137
	18,916	18,748	38,411	37,385

Cost of Services, excluding Depreciation and Amortization	7,182	6,662	14,662	13,463
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	2,549	2,265	5,078	4,612
Depreciation and Amortization	3,407	3,274	6,814	6,459
Operating Income	$5,778	$6,547	$11,857	$12,851
Income from Continuing Operations, Net of Tax	$3,440	$3,893	$7,059	$7,601
Income/(Loss) from Discontinued Operations	—	419	(59)	484
Net Income	$3,440	$4,312	$7,000	$8,085

Capital Expenditures	$4,096	$2,105	$6,217	$3,156

	For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003

ILEC Access Lines	60,044	62,367

CLEC Access Lines
Overbuild	10,406	9,036
Unbundled Network Element (UNE)	1,699	1,338
Total Service Resale (TSR)	2,430	4,162
Total	14,535	14,536

Long Distance Customers	40,456	35,667

Internet Customers	16,707	15,307

Total Telecom Customers	131,742	127,877

DSL Customers	8,946	5,691

Telecom Sector operating revenues before intersegment eliminations were $18,916,000, which is $168,000 or 0.9% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The increase in revenue in the second quarter of 2004 as compared to the second quarter of 2003 was due primarily to growth in CLEC. Telecom Sector operating revenues before intersegment eliminations were $38,411,000, which is $1,026,000 or 2.7% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  For the six month period ended June 30, 2004 as compared to the same period in 2003, the increase in revenue was primarily due to increased ILEC network access and high-speed data, as well as growth in the CLEC business.

ILEC network access revenue was $8,272,000, which is $135,000 or 1.6% lower in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. ILEC network access revenue was $16,949,000, which is $218,000 or 1.3% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decline in ILEC network access revenue in the second quarter of 2004 as compared to the second quarter of 2003 was primarily due to one time adjustments related to disputed circuits and minutes. For the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003 the increase in ILEC network access revenue was driven by higher first quarter 2004 demand for dedicated lines and high-speed circuits. HickoryTech does not belong to any NECA traffic sensitive access revenue reimbursement pools, but instead, establishes access rates bi-annually following nationwide averages of providing access. HickoryTech’s interstate access rates were adjusted as of July 2003. Recent industry trends, as discussed in the regulatory section above, suggest that access revenue may be at a plateau and may not experience the rate of increase year over year that the company has historically seen. Long-term continuation of these revenues is uncertain, however, as changes in the industry occur.

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

ILEC data revenue was $117,000 or 27.2% higher in second quarter 2004 compared to second quarter 2003, and was $189,000 or 21.5% higher for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase is the result of increased Digital Subscriber Line (DSL) customers.

CLEC local service revenue was $925,000, which is $49,000 or 5.6% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. CLEC local service revenue was $1,854,000, which is $139,000 or 8.1% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase in CLEC local service revenue is driven primarily by an increase in revenues from business customers and an increase in local trunking revenue due primarily to a new customer relationship in northwest Iowa.  In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories that utilized a resale of services approach. As a result of this decision, HickoryTech stopped providing service for 734 customers. Related revenues have decreased approximately $80,000 in the second quarter of 2004 compared to the second quarter of 2003.  However, this decrease in revenues was offset by increased local service revenues in several other CLEC communities.

CLEC network access revenue was $13,000 or 2.1% higher in second quarter 2004 compared to second quarter 2003.  CLEC network access revenue was $151,000 or 13.1% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  This increase is primarily the result of increased penetration of overbuild lines in CLEC communities.

CLEC data revenue was $115,000 or 40.5% higher in second quarter 2004 compared to second quarter 2003.  CLEC data revenue was $264,000 or 51.2% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase is the result of increased DSL penetration in CLEC communities.

Long distance revenue was $11,000 or 1.0% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Long distance revenue was $122,000 or 5.5% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is the result of a corresponding increase in customers.  HickoryTech experienced a 4,789 or 13.4% increase in its long distance customer base between June 30, 2003 and June 30, 2004. Although the customer base is increasing, revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services.  Also, a competitor of HickoryTech received approval from the state of Minnesota to offer long distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories and with this approval, has the potential to create stronger competition with HickoryTech in these markets, which could result in a reduction in long distance revenue in future periods.

Internet revenue was $44,000, or 4.6% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Internet revenue was $98,000, or 5.2% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The increase in revenue was caused primarily by an increase in Internet customers of 1,400 or 9.1% between June 30, 2003 and June 30, 2004.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization was $520,000 or 7.8% higher in the second quarter of 2004 compared to the second quarter of 2003.  Cost of services, excluding depreciation and amortization was $1,199,000 or 8.9% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase is primarily due to increases in expenses relating to long distance services that increased in conjunction with the corresponding increase in long distance customers and revenue, increased billing expense from the Information Solutions sector, increased plant operation expenses, and increased bad debt. These increases were somewhat offset by decreases in charges relating to the decrease in Total Service Resale (TSR) customers.  In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. As a result of this decision, HickoryTech has stopped providing service for 734 customers.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization was $284,000 or 12.5% higher in the second quarter of 2004 compared to the second quarter of 2003.  Selling, general and administrative expenses, excluding depreciation and amortization was $466,000 or 10.1% higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  This increase is primarily due to an increase in sales and marketing related expenses as well as corporate allocations. These increases were partially offset by a decrease in expenses related to cost reduction measures in the Iowa CLEC office that took place in the third quarter of 2003.

Depreciation and Amortization:

Depreciation and amortization were $3,407,000, which is $133,000 or 4.1% higher in the three months ended June 30, 2004 compared to the same period in 2003.  Depreciation and amortization were $6,814,000, which is $355,000 or 5.5% higher in the six months ended June 30, 2004 compared to the same period in 2003.  The increase in depreciation expense can be largely attributed to increased network infrastructure.

Operating and Net Income:

Operating income was $5,778,000, which is $769,000 or 11.7% lower in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Net income was $3,440,000, which is $872,000 or 20.2% lower in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Operating income was $11,857,000, which is $994,000 or 7.7% lower in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Net income was $7,000,000, which is $1,085,000 or 13.4% lower in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  These decreases in operating and net income were driven by the increases in cost of services, depreciation and amortization, and selling, general and administrative expenses described above, offset by the increase in revenue, also described above.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Revenues Before Eliminations
Unaffiliated Customers	$679	$809	$1,645	$1,907
Intersegment	1,127	768	2,174	1,531
	1,806	1,577	3,819	3,438
Cost of Services, excluding Depreciation and Amortization	1,536	1,703	3,422	3,584
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	252	228	446	413
Depreciation and Amortization	654	581	1,293	1,125
Operating Loss	$(636)	$(935)	$(1,342)	$(1,684)
Net Loss	$(382)	$(606)	$(808)	$(1,102)

Capital Expenditures	$—	$—	$1	$144

Revenues:

Operating revenues from unaffiliated customers decreased $130,000 or 16.1% in the second quarter 2004 compared to the second quarter 2003. Operating revenues from unaffiliated customers decreased $262,000 or 13.7% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in operating revenues was primarily due to the loss of CABS processing customers and a decline in volume to existing customers.

Cost of Services, excluding Depreciation and Amortization:

Operating expenses excluding depreciation and amortization decreased $167,000 or 9.8% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Operating expenses excluding depreciation and amortization decreased $162,000 or 4.5% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decreases in operating expenses primarily reflect the impact of management cost reduction actions.

Depreciation and Amortization:

Depreciation and amortization increased $73,000 or 12.6% in second quarter 2004 compared to second quarter 2003, and $168,000 or 14.9% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The primary reason for the increase is due to the depreciation of a new billing system.

Operating and Net Loss:

Operating loss decreased $299,000 or 32.0% in second quarter 2004 compared to first quarter 2003.  Net loss decreased $224,000 or 37.0% in second quarter 2004 compared to second quarter 2003.  Operating loss decreased $342,000 or 20.3% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Net loss decreased $294,000 or 26.7% in the six month ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in operating loss and net loss in second quarter 2004 compared to second quarter 2003 was primarily attributable to the overall net increase in revenues, including an increase in intersegment revenues of $359,000, coupled with a decrease in cost of services, excluding depreciation and amortization as discussed above.  The decrease in operating loss for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to the increase in depreciation and amortization as discussed above.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Revenues Before Intersegment Eliminations
Installation	$1,227	$1,677	$1,880	$3,635
Service	2,111	1,706	3,753	3,659
	3,338	3,383	5,633	7,294
Cost of Products Sold	2,296	2,550	3,805	5,069
Cost of Services, excluding Depreciation And Amortization	317	442	642	827
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	821	889	1,607	1,761
Depreciation and Amortization	44	60	95	121
Operating Income/(Loss)	$(140)	$(558)	$(516)	$(484)
Net Income/(Loss)	$(83)	$(334)	$(307)	$(295)

Capital Expenditures	$22	$97	$22	$189

Revenues:

Operating revenues decreased $45,000 or 1.3% in the second quarter of 2004 compared to the second quarter of 2003. Operating revenues decreased $1,661,000 or 22.8% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Installation revenue decreased $450,000 or 26.8% in the second quarter of 2004 compared to the second quarter of 2003.  Installation revenue decreased $1,755,000 or 48.3% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, and is primarily due to a decrease in the installation of Private Branch Exchange (PBX) systems of $1,210,000 or 74.7% and a decrease in the installation of data systems of $681,000 or 40.4%. The decrease in installation revenue in the second quarter of 2004 compared to the second quarter of 2003 was primarily a result of a decrease in sales and installations of PBX systems of $639,000 or 63.1%, which was somewhat offset by an increase in Small Business Systems (SBS) installations of $228,000 or 185.8%.  Revenues in 2003 were aided by installations of Voice over Internet Protocol networks that were performed in a corporate office and on a large college campus in Minnesota during the first six months of 2003.  Service revenue was $405,000 or 23.7% higher in the second quarter of 2004 compared to the second quarter of 2003, due primarily to an increase in Move, Add, and Change (MAC) contract revenue of $362,000 or 68.2%. For the six months ended June 30, 2004, service revenue was $94,000, or 2.6% higher compared to the same period in 2003. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction started in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e. voice vs. data protocol) in the communications products, which this sector provides. Due to the uncertainty of the economy, HickoryTech cannot estimate when or if customer demand for these products and services may return to higher levels.

Cost of Products Sold:

Cost of products sold decreased $254,000 or 10.0% in the second quarter of 2004 compared to the second quarter of 2003.  Cost of products sold decreased $1,264,000 or 24.9% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in cost of products sold in the second quarter of 2004 compared to second quarter 2004 was mainly due to the decrease in installation revenue.  For the six month period ended June 30, 2004 as compared to the comparable 2003 period, the decrease in cost of products sold was in line with the corresponding decrease in operating revenues in this sector, as gross profit margins remained relatively consistent at 32.5% for the six months ended June 30, 2004 compared to 30.5% for the same period in 2003.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $125,000 or 28.3% in the second quarter 2004 compared to the second quarter 2003.  Cost of services, excluding depreciation and amortization decreased $185,000 or 22.4% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in cost of services, excluding depreciation and amortization in the first quarter 2004 compared to the first quarter 2003 was largely the result of cost reduction measures, which included workforce reductions.

Selling, General and Administrative, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization decreased $68,000 or 7.6% in the second quarter 2004 compared to the second quarter 2003.  Selling, general and administrative expenses, excluding depreciation and amortization decreased $154,000 or 8.7% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decrease in selling, general and administrative expenses was largely due to cost reduction measures, which included workforce reductions.

Operating and Net Loss:

Operating loss was $140,000 in the three months ended June 30, 2004 compared to an operating loss of $558,000 in the three months ended June 30, 2003. Operating loss was $516,000 in the six months ended June 30, 2004 compared to an operating loss of $484,000 in the six months ended June 30, 2003. Net loss in the three months ended June 30, 2004 was $83,000 compared to a net loss of $334,000 in the three months ended June 30, 2003. Net loss in the six months ended June 30, 2004 was $307,000 compared to a net loss of $295,000 in the six months ended June 30, 2003. The operating and net losses generated in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 occurred for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $17,187,000 in the first six months of 2004 compared to $15,890,000 in the first six months of 2003. Cash flows from operations in the first six months of 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in income taxes receivable. Cash flows from operations in the first six months of 2003 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables, partially offset by decreases in accounts payable related to the timing of payments.

Cash flows used in investing activities were $3,593,000 in the first six months of 2004 compared to cash flows used of $287,000 for the same period in 2003. Capital expenditures were $6,240,000 during the first six months of 2004 as compared to $4,460,000 for the same period in 2003. Capital expenditures for the six months ended June 30, 2004 were incurred primarily to provide additional network facilities in the Telecom Sector. Management expects capital expenditures in the remainder of 2004 to be approximately $12,000,000. As part of the 2004 capital spending, HickoryTech is investing in an enhanced network, including an Internet Protocol (IP) capable switch and high capacity cable infrastructure for its ILEC market. Additional investments in growth for its CLEC markets are being made as well, including an additional $400,000 to be spent this year to provide digital television service in Waseca, Minnesota. There were $2,600,000 redemptions of investments in the first six months of 2004, compared to $4,100,000 in the first six months of 2003. The redemptions in the first six months of both 2004 and 2003 reflect the amount by which HickoryTech was permitted to reduce its equity investment in one of its lenders, through conditions of its debt agreements.

Cash flows used in financing activities were $13,639,000 for the first six months of 2004 compared to $16,333,000 for the first six months of 2003. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $12,000,000 during the first six months of 2004, and $14,000,000 during the first six months of 2003. HickoryTech borrowed $1,500,000 on its revolving credit facility during the first six months of 2004, and $1,250,000 during the first six months of 2003. Dividend payments for the first six months of 2004 were $2,853,000 compared to $3,074,000 for the same period in 2003. During the second quarter of 2004, HickoryTech retired 3,299 shares for $43,000 from a stock compensation plan. During the first six months of 2003, HickoryTech repurchased 53,300 common shares for $519,000, as well as retiring 18,370 shares for $185,000 from a stock compensation plan.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $5,544,000 as of June 30, 2004, compared to working capital of $9,300,000 as of December 31, 2003. The change in taxes receivable is the primary reason for this decrease. Income taxes receivable were $2,838,000 at December 31, 2003, and income taxes payable were $1,885,000 at June 30, 2004. The ratio of current assets to current liabilities was 1.4 to 1.0 as of June 30, 2004 and 1.7 to 1.0 as of December 31, 2003.

LONG-TERM OBLIGATIONS- HickoryTech’s long-term obligations as of June 30, 2004 were $107,280,000, excluding current maturities of $1,600,000. As of June 30, 2004, HickoryTech had a $138,175,000 credit facility with a syndicate of banks. The credit facility is comprised of a $116,675,000 revolving credit component and a $21,500,000 term loan component. The available line of credit on the $116,675,000 revolving credit began decreasing in increments in March of 2004, and has a final maturity date in September 2008. However, since not all of the available revolving credit has been utilized as of June 30, 2004, the payment schedule is as follows: 2006 - $25,562,000, 2007 - $32,813,000 and 2008 - $28,125,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $17,000,000 in the first quarter of 2009. The weighted average interest rate associated with this credit facility and related instruments varies with LIBOR and certain other rates and was 4.05% at June 30, 2004 and 3.9% at June 30, 2003. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. As of June 30, 2004, HickoryTech had drawn $108,000,000 on this credit facility and had $30,175,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements. This includes review of the timing of future reductions in the available credit line versus the projected future levels of HickoryTech debt. Annually, management assesses the industry capital markets, and has concluded that adequate access to alternative capital sources exists if management chooses to replace its existing capital sources.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the six months ended June 30, 2004, this sector recorded additions to property, plant and equipment of $81,000 related to these capital lease arrangements.

CONSTRUCTION PLANS – Beginning in 2004, HickoryTech has embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its leading broadband service strategy. The Company will add approximately $20,000,000 to the network over the five-year period, in addition to the historical levels of capital spending in 2003 and 2002. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades to an already state of the art network will give HickoryTech the capability to offer more diversified services to its core customer base.

OTHER - HickoryTech operates with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to these critical accounting policies during the quarter ended June 30, 2004. During 2003, HickoryTech purchased an interest rate swap contract, which is accounted for pursuant to the provisions of SFAS No. 133 as described in Note 11 of the notes to the accompanying financial statements.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Company obtains an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the Company adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which the Company maintains an interest. The Company did not absorb the majority of the losses or residual returns of the variable interest entities in which the Company maintains an interest and these interests are not significant. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes FSP No. FAS 106-1 of the same name. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. The retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-2, the Company has elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in the consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require the Company to change previously reported information. Beginning January 1, 2006, Medicare’s prescription drug plan may become the primary plan for qualified retirees when they become age 65 and are eligible for Medicare. Thus, the Company may see a decrease in the amount of prescription drug benefits to be paid beginning in 2006.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from twelve to forty-eight months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2004, HickoryTech’s interest expense for the quarter would have increased $38,000.  If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire six months ended June 30, 2004, HickoryTech’s interest expense for the six months ended June 30, 2004 would have increased $76,000.

ITEM 4. CONTROLS AND PROCEDURES

HickoryTech carried out an evaluation under the supervision, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004, the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended. During the quarter ended June 30, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no material pending legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Information on the Company’s purchases of equity securities during the second quarter follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period) (d)

April 1, 2004 – April 30, 2004	3,299	12.97	-	N/A
May 1, 2004 – May 31, 2004	-	-	-	N/A
June 1, 2004 – June 30, 2004	-	-	-	N/A

The share purchase disclosed in the above table represents shares withheld to cover employee withholding taxes upon the transfer of shares due to the departure of the employee from the Company. This was in accordance with the provision of the 1993 Stock Award Plan.

Item 3.             Default Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

a.                    The annual shareholders’ meeting was held on April 26, 2004.

b.                   3 directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld	Broker Nonvotes

James H. Holdrege	10,253,242	389,914	None
Lyle G. Jacobson	10,313,873	329,283	None
Starr J. Kirklin	10,277,596	365,560	None

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

Exhibit 31(a) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) Certification pursuant to rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         HickoryTech furnished a Form 8-K on April 29, 2004 under Items 7 and 12 to disclose financial results for the first quarter of 2004.

HickoryTech filed a Form 8-K on May 27, 2004 under Item 5 announcing the appointment of James W. Bracke to HickoryTech’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2004	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy.
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer