Form 10-Q
period 2004-09-30
HICKORY TECH CORP
filed 2004-11-04
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

The total number of shares of the registrant’s common stock outstanding as of September 30, 2004: 13,012,133.

HICKORY TECH CORPORATION

September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Nine Months Ended
(In Thousands Except Per Share Amounts)	9/30/2004	9/30/2003	9/30/2004	9/30/2003
OPERATING REVENUES:
Telecom Sector	$18,918	$18,810	$57,191	$56,058
Information Solutions Sector	574	702	2,219	2,609
Enterprise Solutions Sector	2,685	3,565	8,318	10,859
TOTAL OPERATING REVENUES	22,177	23,077	67,728	69,526
COSTS AND EXPENSES:
Cost of Products Sold, Enterprise Solutions	1,855	2,606	5,660	7,675
Cost of Services, excluding Depreciation and Amortization	8,378	8,708	24,857	24,977
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	3,490	2,767	10,772	10,263
Depreciation	3,912	3,780	11,669	11,013
Amortization of Intangibles	237	236	710	761
TOTAL COSTS AND EXPENSES	17,872	18,097	53,668	54,689
OPERATING INCOME	4,305	4,980	14,060	14,837
OTHER INCOME/(EXPENSE):
Equity in Net Income/(Loss) of Investees	—	1	—	(4)
Interest and Other Income	10	10	44	33
Interest Expense	(1,121)	(1,579)	(3,448)	(4,624)
TOTAL OTHER INCOME/(EXPENSE)	(1,111)	(1,568)	(3,404)	(4,595)

INCOME BEFORE INCOME TAXES	3,194	3,412	10,656	10,242
INCOME TAX PROVISION	1,292	1,395	4,310	4,186
INCOME FROM CONTINUING OPERATIONS	1,902	2,017	6,346	6,056
DISCONTINUED OPERATIONS (Note 4)
Loss from Operations of Discontinued Component	(26)	(24,873)	(125)	(23,487)
Income Tax Benefit	(11)	(2,783)	(51)	(2,215)
LOSS FROM DISCONTINUED OPERATIONS	(15)	(22,090)	(74)	(21,272)
NET INCOME/(LOSS)	$1,887	$(20,073)	$6,272	$(15,216)

Basic Earnings Per Share - Continuing Operations:	$0.15	$0.14	$0.49	$0.43
Basic Earnings Per Share - Discontinued Operations:	—	(1.58)	(0.01)	(1.52)
	$0.15	$(1.44)	$0.48	$(1.09)
Dividends Per Share	$0.11	$0.11	$0.33	$0.33
Basic Weighted Average Common Shares Outstanding	12,991	13,974	12,978	13,973

Diluted Earnings Per Share - Continuing Operations:	$0.15	$0.14	$0.49	$0.43
Diluted Earnings Per Share - Discontinued Operations:	—	(1.58)	(0.01)	(1.52)
	$0.15	$(1.44)	$0.48	$(1.09)
Diluted Weighted Average Common and Equivalent Shares Outstanding	13,016	14,024	13,008	14,031

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2004

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	9/30/2004	12/31/2003
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$598	$278
Receivables, Net of Allowance for Doubtful Accounts of $1,414 and $1,283	9,333	9,984
Income Taxes Receivable	—	2,838
Costs in Excess of Billings on Contracts	497	934
Inventories	4,246	4,453
Deferred Income Taxes	1,057	1,057
Other	2,235	2,497
TOTAL CURRENT ASSETS	17,966	22,041
INVESTMENTS	4,371	6,710
PROPERTY, PLANT AND EQUIPMENT	238,914	230,490
Less ACCUMULATED DEPRECIATION	127,805	116,487
PROPERTY, PLANT AND EQUIPMENT, NET	111,109	114,003
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	413	481
Financial Derivative Instruments	2,089	2,515
Deferred Costs and Other	3,582	4,876
TOTAL OTHER ASSETS	31,170	32,958
TOTAL ASSETS	$164,616	$175,712

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$—	$1,001
Accounts Payable	1,779	3,771
Accrued Expenses	3,160	3,243
Accrued Interest	67	41
Accrued Income Taxes	3,166	—
Billings in Excess of Costs on Contracts	153	73
Advanced Billings and Deposits	2,900	3,040
Current Maturities of Long-Term Obligations	1,500	1,572
TOTAL CURRENT LIABILITIES	12,725	12,741
LONG-TERM OBLIGATIONS, Net of Current Maturities	104,465	118,040
DEFERRED INCOME TAXES	10,146	10,331
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,423	5,883
TOTAL LIABILITIES	133,759	146,995
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 13,012,133 in 2004 and 12,967,811 in 2003	1,301	1,297
Additional Paid-In Capital	8,077	7,690
Retained Earnings	20,236	18,246
Accumulated Other Comprehensive Income (Notes 3, 11)	1,243	1,484
TOTAL SHAREHOLDERS’ EQUITY	30,857	28,717
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$164,616	$175,712

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
(Dollars In Thousands)	9/30/2004	9/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$6,272	$(15,216)
Adjustments to Reconcile Net Income/(Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	12,379	13,545
Intangible Asset Impairment	—	21,000
Long-Lived Asset Impairment	—	4,345
(Gain)/Loss on Sale of Assets	95	(2)
Loss on Disposal of Assets	—	632
Deferred Income Taxes	—	(2,976)
Stock-Based Compensation	78	234
Employee Retirement Benefits and Deferred Compensation	696	242
Accrued Patronage Refunds	(279)	(443)
Equity in Net Loss of Investees	—	4
Provision for Losses on Accounts Receivable	521	601
Changes in Operating Assets and Liabilities:
Receivables	6,135	3,180
Inventories	207	(69)
Billings and Costs on Contracts	517	1,462
Accounts Payable and Accrued Expenses	(1,782)	(2,787)
Advance Billings and Deposits	(139)	(152)
Deferred Revenue and Employee Benefits	(157)	(49)
Other	942	1,253
Net Cash Provided By Operating Activities	25,485	24,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(9,111)	(7,532)
Redemption of Investments	2,600	4,100
Purchase of Intangible Asset	(9)	—
Proceeds from Sale of Assets	53	97
Net Cash Used In Investing Activities	(6,467)	(3,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(1,001)	—
Payments of Capital Lease Obligations	(479)	(385)
Repayments on Credit Facility	(15,250)	(18,500)
Borrowings on Credit Facility	2,000	1,250
Proceeds from Issuance of Common Stock	356	628
Dividends Paid	(4,281)	(4,610)
Stock Repurchase/Retirement	(43)	(846)
Net Cash Used In Financing Activities	(18,698)	(22,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320	(994)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$598	$880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$3,531	$5,355
Cash Paid for Income Taxes, Net of Tax Refunds of $1,750 and $1,600 in 2004 and 2003	$(1,745)	$150

NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$81	$173

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2004

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

	For Three Months Ended		For Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Weighted Average Shares Outstanding	12,990,568	13,973,920	12,978,321	13,972,741
Stock Options (dilutive only)	23,866	32,952	28,281	41,236
Stock Subscribed (ESPP)	1,158	17,347	1,158	16,885
Total Dilutive Shares Outstanding	13,015,592	14,024,219	13,007,760	14,030,862

Options to purchase 448,033 and 408,883 shares for the three months ended September 30, 2004 and 2003, respectively and 448,033 and 112,950 shares for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first three quarters of 2004 and 2003.

Shares Outstanding on Record Date	2004	2003
First Quarter (Feb. 15)	12,967,886	14,003,335
Second Quarter (May 15)	12,971,954	13,942,662
Third Quarter (August 15)	12,981,929	13,962,261

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

During the first nine months of 2004 and 2003, shareholders have elected to reinvest $207,000 and $202,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $1,178,000 and ($19,497,000), respectively. Comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 was $6,031,000 and ($14,059,000), respectively.

NOTE 4. DISCONTINUED OPERATIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Revenues	$—	$4,009	$—	$11,370

Loss Before Income Taxes	$(26)	$(24,873)	$(125)	$(23,487)

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

The carrying value of HickoryTech’s goodwill is $25,086,000 as of September 30, 2004 and December 31, 2003.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of September 30, 2004		As of December 31, 2003
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$830	$417	$821	$340
Other Intangibles	100	100	100	100
Total	$930	$517	$921	$440

Amortization expense related to the definite-lived intangible assets for the three months ended September 30, 2004 and 2003 was $26,000 and $26,000, respectively. Amortization expense related to the definite-lived intangible assets for the nine months ended September 30, 2004 and 2003 was $77,000 and $77,000, respectively.  Total estimated amortization expense for the remaining three months of 2004 and the five years subsequent to 2004 is as follows: 2004 (October 1 through December 31) - $26,000; 2005 - $104,000; 2006 - $104,000; 2007 - $104,000; 2008 - $74,000 and 2009 - $1,000.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes FSP No. FAS 106-1 of the same name. FSP No. FAS 106-2 provides guidance on accounting for the effects of the Act, including the federal subsidy, and requires public companies to reflect the impact by the third quarter of 2004, if determinable and significant. The new Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan.  The retiree medical plan does provide prescription drug coverage. As of September 30, 2004, the Company is not able to definitively determine if the prescription drug benefits it provides are actuarially equivalent to those provided under Medicare Part D under the Act.   In addition, the Company believes the effects of the Act will not materially impact the financial statements as of September 30, 2004 and as such the net periodic benefit cost presented in the financial statements does not reflect any amount associated with the subsidy.

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 9/30/04
Operating Revenue from
Unaffiliated Customers	$18,918	$574	$2,685	$—	$22,177
Intersegment Revenues	68	1,078	—	(1,146)	—
Total	18,986	1,652	2,685	(1,146)	22,177

Depreciation and Amortization	3,459	636	40	14	4,149
Operating Income (Loss)	5,387	(641)	(482)	41	4,305
Interest Expense	2	15	—	1,104	1,121
Income Taxes (Benefit)	2,180	(266)	(195)	(427)	1,292
Income (Loss) from
Continuing Operations	3,207	(390)	(287)	(628)	1,902
Loss from Discontinued Operations
Including Intersegment Revenues	(15)	—	—	—	(15)
Net Income (Loss)	3,192	(390)	(287)	(628)	1,887
Identifiable Assets	143,618	5,875	7,526	7,597	164,616
Property, Plant and Equip., Net	106,545	4,088	350	126	111,109
Capital Expenditures	2,869	—	2	—	2,871

Three Months Ended 9/30/03
Operating Revenue from
Unaffiliated Customers	$18,810	$702	$3,565	$—	$23,077
Intersegment Revenues	69	848	—	(917)	—
Total	18,879	1,550	3,565	(917)	23,077

Depreciation and Amortization	3,319	618	61	18	4,016
Operating Income (Loss)	5,803	(824)	(369)	370	4,980
Interest Expense	3	15	—	1,561	1,579
Income Taxes (Benefit)	2,409	(376)	(154)	(484)	1,395
Income (Loss) from
Continuing Operations	3,475	(540)	(221)	(697)	2,017
Income (Loss) from Discontinued Operations
Including Intersegment Revenues	(22,286)	139	—	57	(22,090)
Net Loss	(18,811)	(401)	(221)	(640)	(20,073)
Identifiable Assets	143,121	7,346	9,627	11,193	171,287
Property, Plant and Equip., Net	105,722	5,219	524	210	111,675
Capital Expenditures	1,935	7	12	3	1,957

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Nine Months Ended 9/30/04
Operating Revenue from
Unaffiliated Customers	$57,191	$2,219	$8,318	$—	$67,728
Intersegment Revenues	206	3,252	—	(3,458)	—
Total	57,397	5,471	8,318	(3,458)	67,728

Depreciation and Amortization	10,273	1,929	135	42	12,379
Operating Income (Loss)	17,244	(1,983)	(998)	(203)	14,060
Interest Expense	9	42	—	3,397	3,448
Income Taxes (Benefit)	6,978	(816)	(404)	(1,448)	4,310
Income (Loss) from
Continuing Operations	10,266	(1,198)	(594)	(2,128)	6,346
Loss from Discontinued Operations
Including Intersegment Revenues	(74)	—	—	—	(74)
Net Income (Loss)	10,192	(1,198)	(594)	(2,128)	6,272
Identifiable Assets	143,618	5,875	7,526	7,597	164,616
Property, Plant and Equip., Net	106,545	4,088	350	126	111,109
Capital Expenditures	9,086	1	24	—	9,111

Nine Months Ended 9/30/03
Operating Revenue from
Unaffiliated Customers	$56,058	$2,609	$10,859	$—	$69,526
Intersegment Revenues	206	2,379	—	(2,585)	—
Total	56,264	4,988	10,859	(2,585)	69,526

Depreciation and Amortization	9,779	1,743	182	70	11,774
Operating Income (Loss)	18,654	(2,508)	(853)	(456)	14,837
Interest Expense	10	53	—	4,561	4,624
Income Taxes (Benefit)	7,675	(1,142)	(359)	(1,988)	4,186
Income (Loss) from
Continuing Operations	11,076	(1,643)	(516)	(2,861)	6,056
Income (Loss) from Discontinued Operations
Including Intersegment Revenues	(21,802)	386	—	144	(21,272)
Net Loss	(10,726)	(1,257)	(516)	(2,717)	(15,216)
Identifiable Assets	143,121	7,346	9,627	11,193	171,287
Property, Plant and Equip., Net	105,722	5,219	524	210	111,675
Capital Expenditures	5,091	151	201	156	5,599

The Telecom Segment Identifiable Assets, Property Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business, which is reported as a discontinued operation:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Identifiable Assets	$—	$29,662	$—	$29,662
Property, Plant and Equip., Net	$—	$14,449	$—	$14,449
Capital Expenditures	$—	$1,116	$—	$1,934

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

At September 30, 2004, HickoryTech had four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2003. HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

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

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003

Reported Net Income	$1,887	$(20,073)	$6,272	$(15,216)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	(99)	46	138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	3	(214)	(435)

Pro Forma Net Income	$1,839	$(20,169)	$6,104	$(15,513)

Earnings per share:
Basic - as reported	$0.15	$(1.44)	$0.48	$(1.09)
Basic - pro forma	$0.14	$(1.44)	$0.47	$(1.11)

Diluted - as reported	$0.15	$(1.44)	$0.48	$(1.09)
Diluted - pro forma	$0.14	$(1.44)	$0.47	$(1.11)

NOTE 11. FINANCIAL DERIVATIVE INSTRUMENTS

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, as amended by SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments are included in other comprehensive income.

(Dollars in Thousands)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2003	$1,484
Market value decrease on interest rate swap agreement	(241)

Accumulated other comprehensive income balance at September 30, 2004	$1,243

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. HickoryTech has entered into interest rate swap agreements, with remaining maturities of nine months to forty-five months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at September 30, 2004 and December 31, 2003 is a net asset of $2,089,000 and $2,515,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 12. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first three quarters of 2004 and 2003.

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Components of Net Periodic Benefit Cost
Service Cost	$93	$53	$279	$158
Interest Cost	131	90	393	270
Expected Return on Plan Assets	—	—	—	—
Amortization of Transition Obligation	15	15	45	45
Amortization of Prior Service Cost	(3)	(3)	(9)	(9)
Recognized Net Actuarial Loss	59	24	177	73
Net Periodic Benefit Cost	$295	$179	$885	$537

2004
Employer’s Contributions
Contributions Made For the Nine Months Ended 09/30/04	$138
Expected Contributions for Remainder of 2004	47
Total Estimated Employer Contributions for Fiscal Year 2004	$185

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

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA requires Heartland to repay the $611,000 by November 2004. As of September 30, 2004, $507,000 has been repaid.

The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech recoups this revenue over the remaining eighteen months of the TS tariff, which began January 1, 2004. As of September 30, 2004, HickoryTech has recognized a recovery of $306,000 of the revenue.

In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $305,000 at September 30, 2004 and $611,000 at December 31, 2003.  Similarly, HickoryTech has recorded a liability for the amounts that will be repaid to the NECA CCL pool with a balance of $104,000 at September 30, 2004 and $611,000 at December 31, 2003.

NOTE 14.  ABANDONED INITIATIVE

In September of 2003, HickoryTech abandoned a CLEC initiative.  As a result, HickoryTech wrote off property, plant and equipment with a carrying value of $632,000.  This $632,000 charge is included in the operating expenses of the Telecom Sector in the condensed consolidated statement of operations.

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

INDUSTRY SEGMENTS

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, dial-up and broadband Internet access, and owns and operates fiber optic cable facilities. This sector includes three ILECs: MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa.

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital television on a competitive basis. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas.  HickoryTech discontinued its service to four other Iowa communities in 2003. In addition to the digital television service provided to customers in St. Peter, Minnesota, HickoryTech began providing digital television service to customers in Waseca, Minnesota in July 2004.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its subsidiary CNI. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and its CLEC are the primary users of the fiber optic cable facilities.

The Telecom Sector included the operations of MSWC, which was sold December 15, 2003. None of the remaining companies in the Telecom sector experienced major changes in operations during the first three quarters of 2004 or 2003.

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

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal utilities overbuilt the city’s telephone service infrastructure and is providing an alternative to HickoryTech’s telephone service. Cumulatively, since 1999, the Hawarden CLEC has acquired approximately 1,000 access lines, or approximately 60 percent of that community’s telephone business from HickoryTech. HickoryTech management does not believe there will be significant further impact from competition in Hawarden.

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

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital television, on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech service. These services are currently offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers.

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

It is common in the ILEC industry for carriers to dispute certain access charges. There is currently a multi-state ILEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. The ILEC industry in Minnesota has jointly filed a formal complaint with the Minnesota Public Utilities Commission regarding this dispute. As requested in the complaint, this matter was referred to the Office of Administrative Hearings for a contested case proceeding, which is currently in process.

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years. In June 2004, the Minnesota PUC issued an order to refer the carrier common line (CCL) component of the access reform issue to a contested case hearing. In September, 2004, the MNPUC also referred the local switching and transport (LST) component of the access reform issue for a separate contested case hearing.  Such hearings in Minnesota usually involve full development of a public record and recommendation of an administrative law judge prior to final PUC decision.  The outcome of the CCL process will not likely be realized until the second quarter of 2005, or later, and the schedule for the LST process is as yet undetermined. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

On October 16, 2003, the United States District Court, District of Minnesota, issued an injunction providing relief from regulation of an interexchange carrier providing Voice over Internet Protocol (VoIP) based services in Minnesota. The Minnesota PUC has appealed this decision. Depending on the outcome, this may result in a change in the business relationship between HickoryTech ILEC businesses and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed Minnesota access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to this decision.

ILEC Iowa - In Iowa, companies with fewer than 15,000 access lines remain unregulated. HickoryTech’s Iowa ILEC subsidiary falls below this regulation threshold.

Wireline Interstate - The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2003, and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an October 2001 FCC order (a/k/a MAG Plan). End User Common Line (EUCL) funds collected are pooled, and HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

CLEC - HickoryTech’s CLEC company provides local exchange services in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies. Additionally, Crystal offers digital television service in the St. Peter, Minnesota market under a franchise negotiated with the local municipality.  Beginning in the third quarter of 2004, Crystal offers digital television in the Waseca, Minnesota market under a similar franchise agreement.  Crystal also offers long distance services. In-state services in Minnesota are regulated by the PUC with respect to uniform pricing statewide. In-state long distance service in Iowa is unregulated.  Long distance services are also deregulated at the federal level (for interstate services), but are subject to annual certification of geographic rate averaging and rate integration.  Dial-up and broadband Internet access are unregulated at both the state and federal levels.

Other - HickoryTech’s CLEC interstate access rates are established in accordance with an April 2001 FCC order.  Under the final phase of this order, interstate switched access rates for HickoryTech’s CLEC were reduced to levels comparable to those of the ILECs in June of 2004.

The FCC has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

Local Number Portability - On November 10, 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). The FCC stated that intermodal number porting is required upon bona fide request where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned. The FCC left issues governing the payment of call routing costs to another pending proceeding.  The Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting. Heartland Telecommunications Company of Iowa, however, joined in an industry action by the Iowa Telecommunications Association to suspend the requirements for small rural carriers.  The Iowa Utilities Board has issued an order allowing Heartland until April 6, 2005, to implement Local Number Portability.  As of September 30, 2004, the effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal. However, given the short time intermodal porting has been available, the Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless alternatives.

Triennial Review Order - In August 2003, the FCC published a review order proposing changes in rules developed under the provisions of the Telecommunications Act of 1996 Section 251(c)(3) which requires ILECs to make elements of their networks available on an unbundled basis to new entrants at model-based rates. This order was immediately challenged by the United States Telecom Association (USTA) and several carriers.  In April 2004, the Washington DC district court issued a ruling remanding the issue back to the FCC so that, for specific unbundled network elements (UNEs), ILECs face reduced mandates to make their network available and CLECs face reduced opportunities or increased costs in obtaining network from the incumbent with whom they compete.  In August of 2004, the FCC released a Notice of Public Rule Making (NPRM) with transitional rules for the elimination of UNEs.

HickoryTech’s CLEC, Crystal Communications, predominately uses its own network and has not made extensive use of the type of network elements addressed in the ruling.  While HickoryTech cannot fully quantify the impact of this issue, the FCC orders are not expected to have a material impact on Crystal’s business.

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

Enterprise Solutions does business in a competitive market where a large number of companies compete for the sale, installation and servicing of telecommunications equipment and VoIP communications products. Competition is based primarily on price and service. No single company is dominant in this market.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS:

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Consolidated operating revenues were $22,177,000, which is $900,000 or 3.9% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Consolidated operating revenues were $67,728,000, which is $1,798,000 or 2.6% lower in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in revenues in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 can be primarily attributed to a lower volume of business in the Enterprise Solutions Sector. The decrease for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, was partially offset by an increase in revenues in the Telecom Sector, primarily growth in the CLEC business.

COST OF PRODUCTS SOLD, ENTERPRISE SOLUTIONS:

Cost of products sold, which is related to the Enterprise Solutions Sector was $1,855,000, which is $751,000 or 28.8% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Cost of products sold was $5,660,000, which is $2,015,000 or 26.3% lower in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in cost of products sold for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was mainly due to the decrease in installation revenue.  For the nine month period ended September 30, 2004 compared to the same period in 2003, the decrease in cost of products sold was in line with the corresponding decrease in operating revenues in this sector, as gross profit margins remained relatively consistent at 32.0% for the nine months ended September 30, 2004 compared to 29.3% for the same period in 2003.

COST OF SERVICES, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $330,000 or 3.8% in third quarter 2004 compared to third quarter 2003.  Cost of services, excluding depreciation and amortization decreased $120,000 or 0.5% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in expenses primarily reflects the impact of management cost reduction actions in the Information Solutions and Enterprise Solutions Sectors. Also, in September of 2003, HickoryTech abandoned a CLEC initiative in a specific market.  As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment, which was written down to a carrying value of zero in the consolidated statement of operations. This was recorded in the Telecom Sector results for 2003. The decreases in costs for 2004 were offset by increased costs surrounding post-retirement health care benefits, long distance costs corresponding to the increased customer base, and increased plant operations costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization increased $723,000 or 26.1% in third quarter 2004 compared to third quarter 2003.  Selling, general and administrative expenses, excluding depreciation and amortization increased $509,000 or 5.0% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. These expense increases were primarily due to costs associated with the audit of our internal controls in connection with Section 404 of the Sarbanes-Oxley Act of 2002, an increase in regulatory fees and sales and marketing related expenses in the Telecom Sector, as well as redistributed wages and benefits of employees between departments due to temporary reassignments in the Information Solutions Sector. These increases were partially offset by cost reduction measures implemented in the Enterprise Solutions sector as well as a decrease in corporate wages partially caused by a one time charge in 2003 for the modification of the terms of the stock options of a retiring officer. The modification of the terms of the stock options of a retiring officer extended the period after retirement during which the officer could exercise his vested options. This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $3,912,000, which is $132,000 or 3.5% higher in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Depreciation expense was $11,669,000, which is $656,000 or 6.0% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in depreciation expense was due to an increase in the Telecom Sector’s network assets, as well as an increase related to the depreciation of billing software in the Information Solutions Sector. Amortization expense was $237,000 for the three months ended September 30, 2004 and $236,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 amortization expense was $710,000, which is $51,000 lower than the comparable 2003 period. The decrease in amortization expense was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003.

OPERATING INCOME:

Operating income was $4,305,000, which is $675,000 or 13.6% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  This decrease was driven by a $900,000 decrease in operating revenues, a $723,000 increase in selling, general and administrative expenses and a $132,000 increase in depreciation, offset by a $751,000 decrease in cost of products sold and a $330,000 decrease in cost of services, all of which are described above. Operating income was $14,060,000, which is $777,000 or 5.2% lower in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease was due to a $1,798,000 decrease in operating revenues, a $509,000 increase in selling, general and administrative expenses and a $656,000 increase in depreciation, offset by a $2,015,000 decrease in cost of products sold for the Enterprise Solutions Sector, a $120,000 decrease in cost of services and a $51,000 decrease in amortization, all of which are described above.

INTEREST EXPENSE:

Interest expense decreased $458,000 or 29.0% to $1,121,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Interest expense decreased $1,176,000 or 25.4% to $3,448,000 in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in interest expense was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $105,250,000 at September 30, 2004 and $140,750,000 at September 30, 2003.

INCOME TAXES:

The effective income tax rate of approximately 40.5% and 40.9% for third quarter 2004 and third quarter 2003, respectively, exceeds the federal statutory rate primarily due to state income taxes.  The effective income tax rate of approximately 40.4% and 40.9% for the nine months ended September 30, 2004 and September 30, 2003, respectively, exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $1,902,000, which is $115,000 or 5.7% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The decrease in income from continuing operations for third quarter 2004 as compared to the third quarter of 2003 was primarily driven by a $900,000 decrease in revenues, a $723,000 increase in selling, general and administrative expenses and a $132,000 increase in depreciation, offset by a $751,000 decrease in cost of products sold, a $330,000 decrease in cost of services, and a $458,000 decrease in interest expense, all of which were explained above.  Consolidated income from continuing operations was $6,346,000, which is $290,000 or 4.8% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The increase in income from continuing operations for the nine months ended September 30, 2004 compared to the nine months ended September 30,2003 can be primarily attributed to the $2,015,000 decrease in cost of products sold for the Enterprise Solutions sector and the $1,176,000 decrease in interest expense, which were offset by a $1,798,000 decrease in operating revenues, a $509,000 increase in selling, general and administrative expenses and a $605,000 increase in depreciation and amortization expenses, all of which are described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,847	$3,791	$11,396	$11,365
Network Access	8,062	8,370	25,011	25,101
Data	524	467	1,593	1,347
Intersegment	68	69	206	206
Other	1,635	1,877	4,978	5,382
Total ILEC	14,136	14,574	43,184	43,401

CLEC
Local Service	912	871	2,766	2,586
Network Access	652	575	1,953	1,725
Data	521	298	1,301	814
Other	443	429	1,323	1,327
Total CLEC	2,528	2,173	7,343	6,452

Long Distance	1,165	1,098	3,499	3,310

Internet	1,011	944	3,000	2,835

Digital TV	146	90	371	266

Total Telecom Revenues	$18,986	$18,879	$57,397	$56,264

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$18,918	$18,810	$57,191	$56,058
Intersegment	68	69	206	206
	18,986	18,879	57,397	56,264

Cost of Services, excluding Depreciation and Amortization	7,554	7,495	22,216	20,957
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	2,586	2,262	7,664	6,874
Depreciation and Amortization	3,459	3,319	10,273	9,779
Operating Income	$5,387	$5,803	$17,244	$18,654

Income from Continuing Operations, Net of Tax	$3,207	$3,475	$10,266	$11,076
Loss from Discontinued Operations	(15)	(22,286)	(74)	(21,802)
Net Income/(Loss)	$3,192	$(18,811)	$10,192	$(10,726)

Capital Expenditures	$2,869	$1,935	$9,086	$5,091

	For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003

ILEC Access Lines	61,085	63,421

CLEC Access Lines
Overbuild	10,285	9,607
Unbundled Network Element (UNE)	1,721	1,492
Total Service Resale (TSR)	2,160	2,938
Total	14,166	14,037

Long Distance Customers	41,763	39,663

Internet Customers	17,090	15,901

Total Telecom Customers	134,104	133,022

DSL Customers	9,745	6,694

Revenues:

Telecom Sector operating revenues before intersegment eliminations were $18,986,000, which is $107,000 or 0.6% higher in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in revenue in the third quarter of 2004 as compared to the third quarter of 2003 was due primarily to growth in CLEC, mainly offset by a decrease in ILEC network access revenue. Telecom Sector operating revenues before intersegment eliminations were $57,397,000, which is $1,133,000 or 2.0% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  For the nine month period ended September 30, 2004 as compared to the same period in 2003, the increase in revenue was primarily due to growth in the CLEC business.

ILEC network access revenue was $8,062,000, which is $308,000 or 3.7% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. ILEC network access revenue was $25,011,000, which is $90,000 or 0.4% lower in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decline in ILEC network access revenue in the third quarter of 2004 as compared to the third quarter of 2003 was primarily due to the impact of carriers rerouting traffic. For the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003 the decrease in ILEC network access revenue was driven by one time adjustments related to disputed circuits and minutes and the impact of carriers rerouting traffic, mainly offset by higher demand for dedicated lines and high-speed circuits. HickoryTech does not belong to any NECA traffic sensitive access revenue reimbursement pools, but instead, establishes access rates biannually following nationwide averages of providing access. HickoryTech’s interstate access rates were adjusted as of July 2003. Recent industry trends, as discussed in the regulatory section above, suggest that access revenues are declining and HickoryTech may not experience the rate of increase year over year that the Company has historically seen. Long-term continuation of these levels of revenues is uncertain, as changes in the industry occur.

ILEC data revenue was $57,000 or 12.2% higher in third quarter 2004 compared to third quarter 2003, and was $246,000 or 18.3% higher for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase is the result of increased Digital Subscriber Line (DSL) customers.

CLEC local service revenue was $912,000, which is $41,000 or 4.7% higher in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. CLEC local service revenue was $2,766,000, which is $180,000 or 7.0% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in CLEC local service revenue is driven primarily by an increase in revenues from business customers and an increase in local trunking revenue due primarily to a new customer relationship in northwest Iowa. However, this customer discontinued service in September 2004, and it is expected to have a modest impact on the CLEC growth rates. In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories that utilized a resale of services approach. As a result of this decision, HickoryTech stopped providing service for 734 customers. This decision has had a modest impact on the growth rates of 2004 compared to 2003.

CLEC network access revenue was $77,000 or 13.4% higher in third quarter 2004 compared to third quarter 2003.  CLEC network access revenue was $228,000 or 13.2% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  This increase is primarily the result of increased penetration of overbuild lines in CLEC communities, and has occurred in spite of CLEC access rate reductions which were explained in the regulatory section above.

CLEC data revenue was $223,000 or 74.8% higher in third quarter 2004 compared to third quarter 2003.  CLEC data revenue was $487,000 or 59.8% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase is the result of increased DSL penetration in CLEC communities and an increase in Ethernet revenue associated with large customers.

Long distance revenue was $67,000 or 6.1% higher in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Long distance revenue was $189,000 or 5.7% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is the result of a corresponding increase in customers.  HickoryTech experienced a 2,100 or 5.3% increase in its long distance customer base between September 30, 2003 and September 30, 2004. Although the customer base is increasing, revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance services available to customers, the increased use of Internet services and other alternatives to long distance services.  Also, a competitor of HickoryTech received approval from the state of Minnesota to offer long distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories and with this approval, has the potential to create stronger competition with HickoryTech in these markets, which could result in a reduction in long distance revenue in future periods.

Internet revenue was $67,000, or 7.1% higher in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Internet revenue was $165,000, or 5.8% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.   The increase in revenue was caused primarily by an increase in Internet customers of 1,189 or 7.5% between September 30, 2003 and September 30, 2004.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization was $59,000 or 0.8% higher in the third quarter of 2004 compared to the third quarter of 2003.  Cost of services, excluding depreciation and amortization was $1,259,000 or 6.0% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increases for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 are primarily due to increases in expenses relating to long distance services that increased in conjunction with the corresponding increase in long distance customers and revenue, increased billing expense from the Information Solutions sector, and increased plant operation expenses. These increases were somewhat offset by decreases in charges relating to the decrease in Total Service Resale (TSR) customers.  In the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. As a result of this decision, HickoryTech has stopped providing service for 734 customers. In addition, in September of 2003, HickoryTech abandoned a CLEC initiative in a specific market. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment, which was written down to a carrying value of zero in the third quarter of 2003. This charge is included in the operating expenses of the Telecom Sector on the condensed consolidated statement of operations.

Selling, General and Administrative Expenses excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization was $324,000 or 14.3% higher in the third quarter of 2004 compared to the third quarter of 2003.  Selling, general and administrative expenses, excluding depreciation and amortization was $790,000 or 11.5% higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  This increase is primarily due to an increase in sales and marketing related expenses, regulatory fees and corporate allocations.

Depreciation and Amortization:

Depreciation and amortization were $3,459,000, which is $140,000 or 4.2% higher in the three months ended September 30, 2004 compared to the same period in 2003.  Depreciation and amortization were $10,273,000, which is $494,000 or 5.1% higher in the nine months ended September 30, 2004 compared to the same period in 2003.  The increase in depreciation expense can be largely attributed to increased network infrastructure.

Operating and Net Income:

Operating income was $5,387,000, which is $416,000 or 7.2% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Net income was $3,207,000, which is $268,000 or 7.7% lower in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Operating income was $17,244,000, which is $1,410,000 or 7.6% lower in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Net income was $10,266,000, which is $810,000 or 7.3% lower in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  These decreases in operating and net income were driven by the increases in cost of services, depreciation and amortization, and selling, general and administrative expenses described above, slightly offset by the increase in revenue, also described above.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Revenues Before Eliminations
Unaffiliated Customers	$574	$702	$2,219	$2,609
Intersegment	1,078	848	3,252	2,379
	1,652	1,550	5,471	4,988
Cost of Services, excluding Depreciation and Amortization	1,441	1,730	4,863	5,314
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	216	26	662	439
Depreciation and Amortization	636	618	1,929	1,743

Operating Loss	$(641)	$(824)	$(1,983)	$(2,508)
Net Loss	$(390)	$(540)	$(1,198)	$(1,643)

Capital Expenditures	$—	$7	$1	$151

Revenues:

Operating revenues from unaffiliated customers decreased $128,000 or 18.2% in the third quarter 2004 compared to the third quarter 2003. Operating revenues from unaffiliated customers decreased $390,000 or 14.9% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in operating revenues was primarily due to the loss of CABS processing customers and a decline in volume to existing customers.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $289,000 or 16.7% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Cost of services, excluding depreciation and amortization decreased $451,000 or 8.5% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decreases in operating expenses primarily reflect the impact of management cost reduction actions.

Selling, General, and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization increased $190,000, from $26,000 to $216,000 in the third quarter 2004 compared to the third quarter 2003.  Selling, general and administrative expenses, excluding depreciation and amortization increased $223,000 or 50.8% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The increase is due to redistributed wages and benefits of employees between departments due to temporary reassignments.

Depreciation and Amortization:

Depreciation and amortization increased $18,000 or 2.9% in third quarter 2004 compared to third quarter 2003, and $186,000 or 10.7% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The primary reason for the increase is due to the depreciation of a new billing system.

Operating and Net Loss:

Operating loss decreased $183,000 or 22.2% in third quarter 2004 compared to third quarter 2003.  Net loss decreased $150,000 or 27.8% in third quarter 2004 compared to third quarter 2003.  Operating loss decreased $525,000 or 20.9% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Net loss decreased $445,000 or 27.1% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in operating loss and net loss in the three and nine months ended September 2004 compared to the three and nine months ended September 2003 was primarily attributable to the overall net increase in revenues, including an increase in intersegment revenues of $230,000 and $873,000, respectively, coupled with a decrease in cost of services, excluding depreciation and amortization as discussed above.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Revenues Before Intersegment Eliminations
Installation	$961	$1,698	$2,841	$5,333
Service	1,724	1,867	5,477	5,526
	2,685	3,565	8,318	10,859
Cost of Products Sold	1,854	2,606	5,659	7,675
Cost of Services, excluding Depreciation And Amortization	499	369	1,141	1,196
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	774	898	2,381	2,659
Depreciation and Amortization	40	61	135	182

Operating Loss	$(482)	$(369)	$(998)	$(853)
Net Loss	$(287)	$(221)	$(594)	$(516)

Capital Expenditures	$2	$12	$24	$201

Revenues:

Operating revenues decreased $880,000 or 24.7% in the third quarter of 2004 compared to the third quarter of 2003. Operating revenues decreased $2,541,000 or 23.4% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Installation revenue decreased $737,000 or 43.4% in the third quarter of 2004 compared to the third quarter of 2003.  Installation revenue decreased $2,492,000 or 46.7% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, and is primarily due to a decrease in the installation of Private Branch Exchange (PBX) systems of $1,313,000 or 68.5% and a decrease in the installation of data systems of $1,130,000 or 41.9%. The decrease in installation revenue in the third quarter of 2004 compared to the third quarter of 2003 was primarily a result of a decrease in sales and installations of PBX systems of $102,000 or 34.4%, and a decrease in Small Business Systems (SBS) installations of $174,000 or 45.8%.  Revenues in 2003 were aided by installations of Voice over Internet Protocol systems that were performed in a corporate office and on a large college campus in Minnesota during the first nine months of 2003. Service revenue was $143,000 or 7.7% lower in the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004, service revenue was $49,000, or 0.9% lower compared to the same period in 2003. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction started in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e. voice vs. data protocol) in the communications products, which this sector provides. Due to the uncertainty of the economy’s effect on the specific industries that Enterprise Solutions’ customers are in, HickoryTech cannot estimate when or if customer demand for these products and services may return to higher levels.

Cost of Products Sold:

Cost of products sold decreased $752,000 or 28.9% in the third quarter of 2004 compared to the third quarter of 2003.  Cost of products sold decreased $2,016,000 or 26.3% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in cost of products sold for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was mainly due to the decrease in installation revenue.  For the nine month period ended September 30, 2004 compared to the same period in 2003, the decrease in cost of products sold was in line with the corresponding decrease in operating revenues in this sector, as gross profit margins remained relatively consistent at 32.0% for the nine months ended September 30, 2004 compared to 29.3% for the same period in 2003.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization increased $130,000 or 35.2% in the third quarter 2004 compared to the third quarter 2003.  Cost of services, excluding depreciation and amortization decreased $55,000 or 4.6% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in cost of services, excluding depreciation and amortization in the third quarter 2004 compared to the third quarter 2003 was largely the result of increased maintenance expense associated with customer contracts. The decrease in cost of services, excluding depreciation and amortization for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, are mainly the result of cost reduction measures, which included workforce reductions, which were offset by increased maintenance expense associated with customer contracts.

Selling, General and Administrative, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization decreased $124,000 or 13.8% in the third quarter 2004 compared to the third quarter 2003.  Selling, general and administrative expenses, excluding depreciation and amortization decreased $278,000 or 10.5% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in selling, general and administrative expenses was largely due to cost reduction measures, which included workforce reductions.

Operating and Net Loss:

Operating loss was $482,000 in the three months ended September 30, 2004 compared to an operating loss of $369,000 in the three months ended September 30, 2003. Operating loss was $998,000 in the nine months ended September 30, 2004 compared to an operating loss of $853,000 in the nine months ended September 30, 2003. Net loss in the three months ended September 30, 2004 was $287,000 compared to a net loss of $221,000 in the three months ended September 30, 2003. Net loss in the nine months ended September 30, 2004 was $594,000 compared to a net loss of $516,000 in the nine months ended September 30, 2003. The operating and net losses generated in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 occurred for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $25,485,000 in the first nine months of 2004 compared to $24,804,000 in the first nine months of 2003. Cash flows from operations in the first nine months of 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in income taxes receivable. Cash flows from operations in the first nine months of 2003 were primarily attributable to net income plus non-cash expenses for asset impairment, depreciation and amortization as well as a decrease in income taxes receivable, partially offset by an increase in deferred income taxes receivable and the decrease in accounts payable related to the timing of payments.

Cash flows used in investing activities were $6,467,000 in the first nine months of 2004 compared to cash flows used of $3,335,000 for the same period in 2003. Capital expenditures were $9,111,000 during the first nine months of 2004 as compared to $7,532,000 for the same period in 2003. Capital expenditures for the nine months ended September 30, 2004 were incurred primarily to provide additional network facilities in the Telecom Sector. Management expects capital expenditures in the remainder of 2004 to be approximately $7,500,000. There were $2,600,000 redemptions of investments in the first nine months of 2004, compared to $4,100,000 in the first nine months of 2003. The redemptions in the first nine months of both 2004 and 2003 reflect the amount HickoryTech received as return of capital from one of its lenders, through conditions of its debt agreements.

Cash flows used in financing activities were $18,698,000 for the first nine months of 2004 compared to $22,463,000 for the first nine months of 2003. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $15,250,000 during the first nine months of 2004, and $18,500,000 during the first nine months of 2003. HickoryTech borrowed $2,000,000 on its revolving credit facility during the first nine months of 2004, and $1,250,000 during the first nine months of 2003. Dividend payments for the first nine months of 2004 were $4,281,000 compared to $4,610,000 for the same period in 2003. During the first nine months of 2004, HickoryTech retired 3,299 shares for $43,000 from a stock compensation plan. During the first nine months of 2003, HickoryTech repurchased 66,600 common shares for $661,000, as well as retiring 18,370 shares for $185,000 from a stock compensation plan.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $5,241,000 as of September 30, 2004, compared to working capital of $9,300,000 as of December 31, 2003. The change in taxes receivable and payable are the primary reasons for this decrease. Income taxes receivable was $2,838,000 at December 31, 2003, and income taxes payable was $3,166,000 at September 30, 2004. The ratio of current assets to current liabilities was 1.4 to 1.0 as of September 30, 2004 and 1.7 to 1.0 as of December 31, 2003.

LONG-TERM OBLIGATIONS- HickoryTech’s long-term obligations as of September 30, 2004 were $104,465,000, excluding current maturities of $1,500,000. As of September 30, 2004, HickoryTech had a $133,750,000 credit facility with a syndicate of banks. The credit facility is comprised of a $112,500,000 revolving credit component and a $21,250,000 term loan component. The available line of credit on the $112,500,000 revolving credit began decreasing in increments in March of 2004, and has a final maturity date in September 2008. However, since not all of the available revolving credit has been utilized as of September 30, 2004, the payment schedule is as follows: 2006 - $23,062,000, 2007 - $32,813,000 and 2008 - $28,125,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $17,000,000 in the first quarter of 2009. The weighted average interest rate associated with this credit facility and related instruments varies with LIBOR and certain other rates and was 4.1% at September 30, 2004 and 4.5% at September 30, 2003. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. Another fixed interest term, on $20,000,000 of the debt, is fixed until June, 2005. As of September 30, 2004, HickoryTech had drawn $105,250,000 on this credit facility and had $28,500,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements. This includes review of the timing of future reductions in the available credit line versus the projected future levels of HickoryTech debt. Annually, management assesses the industry capital markets, and has concluded that adequate access to alternative capital sources exists if management chooses to replace its existing capital sources.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the nine months ended September 30, 2004, this sector recorded additions to property, plant and equipment of $81,000 related to these capital lease arrangements.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to these critical accounting policies during the quarter ended September 30, 2004. During 2003, HickoryTech purchased an interest rate swap contract, which is accounted for pursuant to the provisions of SFAS No. 133 as described in Note 11 of the notes to the accompanying financial statements.

RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes FSP No. FAS 106-1 of the same name. FSP No. FAS 106-2 provides guidance on accounting for the effects of the Act, including the federal subsidy, and requires public companies to reflect the impact by the third quarter of 2004, if determinable and significant. The new Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan.  The retiree medical plan does provide prescription drug coverage. As of September 30, 2004, the Company is not able to definitively determine if the prescription drug benefits it provides are actuarially equivalent to those provided under Medicare Part D under the Act.   In addition, the Company believes the effects of the Act will not materially impact the financial statements as of September 30, 2004 and as such the net periodic benefit cost presented in the financial statements does not reflect any amount associated with the subsidy.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from nine to forty-five months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2004, HickoryTech’s interest expense for the quarter would have increased $53,000.  If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the entire nine months ended September 30, 2004, HickoryTech’s interest expense for the nine months ended September 30, 2004 would have increased $129,000.

ITEM 4. CONTROLS AND PROCEDURES

HickoryTech carried out an evaluation under the supervision, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2004, the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended. During the quarter ended September 30, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of internal control structure and procedures for financial reporting. The Company’s auditors are required to audit both the design and operating effectiveness of the internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that the Company has undergone an audit of its internal controls and procedures, and it is possible that material weaknesses could be found. If the Company is unable to remediate the weaknesses the auditors could be required to issue an adverse opinion on internal controls.

Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon the Company’s stock price.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no material pending legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

None.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibit 31(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2004	HICKORY TECH CORPORATION

	By:	/s/ John E. Duffy.
John E. Duffy, Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer