Form 10-K
period 2004-12-31
HICKORY TECH CORP
filed 2005-03-04
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $124,990,967 based on the last sale price of $10.15 on The Nasdaq National Market.

The total number of shares of the registrant’s common stock outstanding as of February 28, 2005:  13,057,106.

Documents Incorporated by Reference:                   Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2005 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INDEX

PART I
Item 1:	Business
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information

PART III
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accountant Fees and Services

PART IV
Item 15:	Exhibits and Financial Statement Schedule

PART I

Item 1.                    Business.

GENERAL

Hickory Tech Corporation (HickoryTech) is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. From those roots, it has expanded into three business segments: Telecom Sector, Information Solutions Sector, and Enterprise Solutions Sector. HickoryTech’s core business is its Telecom Sector, which consists of two businesses. One of these businesses is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to Internet and long distance service providers and providing other services commonly associated with ILECs. The second business of the Telecom Sector is competitive local exchange carrier (CLEC) services, which HickoryTech initiated in 1998, and its associated competitive businesses of long distance service and Internet access. This CLEC business leverages HickoryTech’s expertise and expands its telecommunications service into areas served by other incumbent LECs (local exchange carriers). In December of 2003, HickoryTech sold what had been a third business of the Telecom Sector, which provided wireless telecommunications services to customers in southern Minnesota and its surrounding area, along with an area surrounding Minneapolis/St. Paul. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations. In addition to the Telecom Sector, HickoryTech provides data processing services to the telecommunications industry (Information Solutions Sector) and provides telephone, data and Internet Protocol (IP) equipment sales and service (Enterprise Solutions Sector). The Hickory Tech Corporation parent company was incorporated in Minnesota in 1985, replacing Mankato Citizens Telephone Company (formed in 1898) as the parent company.

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

INFORMATION SOLUTIONS SECTOR

•        National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

•        Collins Communications Systems Co. (Collins)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve financing the construction of networks involving switches and cable, and maintaining a high amount of fixed assets. Other working capital requirements include the payroll costs of highly skilled labor, the inventory to service its capital projects and maintenance of the network and telephone equipment customers, and the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources. All of HickoryTech’s central office switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are supplied by Nortel. Nortel is a leading supplier of communications equipment, and HickoryTech’s dependence on this brand is not viewed as a significant risk. An additional layer of network infrastructure equipment for broadband services is provided by Nextlevel. Nextlevel, a subsidiary of Motorola, is a newer supplier of communications equipment and the Company is monitoring the risk of maintaining Nextlevel as a supplier. The Company also is a distributor of Cisco data equipment in its Enterprise Solutions Sector.

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

As of December 31, 2004, HickoryTech had 394 full-time equivalent employees.

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

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about HickoryTech’s industry segments is included on pages 14 to 20 and pages 42 to 44 of this Form 10-K.

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

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, dial-up and broadband Internet access, and owns and operates fiber optic cable facilities. This sector includes three ILECs: MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa. In total there are twenty-three ILEC exchanges, within the Telecom Sector.

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital television on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. HickoryTech discontinued its service to four other Iowa communities in 2003. In addition to the digital television service provided to customers in St. Peter, Minnesota, HickoryTech began providing digital television service to customers in Waseca, Minnesota in July 2004.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its subsidiary CNI.  These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities.

The Telecom Sector included the operations of MSWC, which was sold December 15, 2003. None of the remaining companies in the Telecom Sector experienced major changes in operations during 2004.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers, and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and is managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s ILEC subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. CNI’s operations are not subject to regulation by the state regulatory authority. Neither the Minnesota Public Utilities Commission nor the Iowa Utilities Board regulates the rate of return or profits of each of HickoryTech’s ILEC operations due to the size of these companies relative to state regulation. In Minnesota, MCTC and Mid-Comm’s price and service levels are monitored by regulators. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota incumbent LECs. HickoryTech and its subsidiaries will change rates determined by various factors, including economic and competitive circumstances.

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

Alternatives to HickoryTech service include customers leasing private lines in lieu of switched voice services and data services in or adjacent to the territories served by HickoryTech, which permits the bypassing of local telephone switching facilities. Additionally, services provided by other companies utilizing various Internet, wireline or wireless technologies permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to HickoryTech’s long-term ability to provide local exchange service at economical rates.

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal utilities overbuilt the city’s telephone service infrastructure in 1999 and is providing an alternative to HickoryTech’s telephone service. HickoryTech estimates the Hawarden CLEC has approximately 1,400 access lines, or approximately 70 percent of that exchange’s telephone business.

Competition also exists for some of the HickoryTech services provided to interexchange carriers, such as customer billing services, dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers themselves, in that carriers may decide that the services provided by HickoryTech may be redirected or handled on their own network or on other networks. The provision of these services is primarily month-to-month service out of a general tariff, which is a schedule of terms, rates and conditions that is approved by the appropriate state or federal agency.  The use of these services is primarily controlled by the interexchange carriers. As interexchange carriers make these service decisions, they have the potential to reduce the Company’s revenue in the Telecom Sector. Other services, such as the provision of broadband, long distance service, directory advertising and end user equipment, are open to competition.

On December 22, 2004, the Federal Court of Appeals, 8th Circuit upheld an October 2003 ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider providing Voice over Internet Protocol (VoIP) based services in Minnesota. This may result in a change in the business relationship between HickoryTech businesses and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed Minnesota access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to this decision.

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital television on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech service. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers.

CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission in each state it serves. Crystal competes directly against existing incumbent LECs in the areas in which it operates. Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

It is common in the incumbent LEC industry for carriers to dispute certain access charges. There is currently a multi-state incumbent LEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. The incumbent LEC industry in Minnesota has jointly filed a formal complaint with the Minnesota Public Utilities Commission regarding this dispute. As requested in the complaint, this matter was referred to the Office of Administrative Hearings for a contested case proceeding, which is currently in process.

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

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the selling price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the Federal Communications Commission (FCC) licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of $21,000,000 ($18,638,000 net of income taxes), in the third quarter of 2003. This impairment charge is recorded as a component of the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors include declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market. The FCC licenses were tested for impairment on an aggregate basis, which was consistent with HickoryTech’s management of the wireless business.

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

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers and wireless companies. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and carrier access bills.

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

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone, data and Voice over Internet Protocol (VoIP) business systems equipment sales and services to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of communication platforms such as Nortel, Cisco and Bay Networks (Nortel) equipment. Enterprise Solutions specializes in complex design, installation and maintenance of voice, data or Internet Protocol products.

Revenues are primarily earned by the sales, installation and service of business telephone and IP data systems. Enterprise Solutions continues its commitment to service and support its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

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

OTHER COMPETITION

HickoryTech’s business strategy has been to position itself as a quality communications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ communications needs. HickoryTech has several competitive advantages: its prices; its service; its investment in technology; it has a direct billing relationship with almost all of the customers in its service territories; and it is positioned to offer a wide range of wired communications service from one source.

The long-range effect of competition on the provision of communications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to HickoryTech that competition in this industry be fostered with equal amounts of responsibility, regulation and opportunity for all providers.

Item 2.                    Properties.

HickoryTech’s business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment. At December 31, 2004, HickoryTech’s gross property, plant and equipment of $246,341,000 consisted primarily of telephone switches, cable and network equipment. HickoryTech owns or leases the telephone property, plant and equipment which it utilizes to operate its telephone systems. The three ILEC subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech’s Telecom Sector owns the telephone network, including telephone outside plant, fiber optic cable and central office equipment, over which they provide services to their customers. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including both local and long distance service. Facilities are placed in full use after installation and appropriate testing in association with multi-year capital expenditure plans.

HickoryTech’s principal property locations are the following:

(1)                                  MCTC’s general offices and principal central office exchange building are located in downtown Mankato, Minnesota. This facility, built in 1963, is owned by MCTC and is a three-level brick and stone building containing approximately 60,000 square feet of floor space.

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2004 Annual Report on Form 10-K.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of HickoryTech is traded on The Nasdaq National Market under the symbol “HTCO”.

The following table sets forth for the period indicated the high and low closing sales price of the common stock.

		High	Low	End of Qtr.
2004	4th Quarter	$12.03	$10.22	$10.69
	3rd Quarter	$12.17	$10.00	$11.60
	2nd Quarter	$13.36	$9.70	$10.15
	1st Quarter	$12.44	$11.43	$12.24

2003	4th Quarter	$12.20	$10.76	$11.47
	3rd Quarter	$12.35	$10.82	$11.60
	2nd Quarter	$11.48	$8.43	$11.21
	1st Quarter	$10.61	$7.90	$8.97

As of February 28, 2005, there were approximately 3,236 holders of record of common stock, registered and in street name accounts.

HickoryTech has declared quarterly dividends on its common stock of $0.11 per share during the two years ended December 31, 2004. A quarterly cash dividend of $0.12 per share will be paid on March 5, 2005 to stockholders of record at the close of business on February 15, 2005.

Item 6.                    Selected Financial Data.

(Dollars in Thousands, Except Per Share Amounts)

FOR THE YEAR:	2004	2003	2002	2001	2000
Operating Revenues (A)(B)
Telecom Sector	$76,097	$75,346	$71,108	$66,364	$60,606
Information Solutions Sector	2,710	3,199	4,249	4,085	4,287
Enterprise Solutions Sector	11,708	14,347	15,781	20,374	18,511
Total Revenues	$90,515	$92,892	$91,138	$90,823	$83,404
Income from Continuing Operations	$7,664	$8,455	$6,235	$6,890	$5,351

PER SHARE:
Basic EPS - Continuing Operations	$0.59	$0.61	$0.44	$0.50	$0.39
Basic EPS - Discontinued Operations	(0.01)	(1.53)	(1.63)	0.13	0.17
	$0.58	$(0.92)	$(1.19)	$0.63	$0.56

Fully Diluted EPS - Continuing Operations	$0.59	$0.61	$0.44	$0.49	$0.38
Fully Diluted EPS - Discontinued Operations	(0.01)	(1.53)	(1.62)	0.13	0.17
	$0.58	$(0.92)	$(1.18)	$0.62	$0.55
Dividends Per Share	$0.44	$0.44	$0.44	$0.44	$0.44

AT YEAR END:
Total Assets (C)	$168,537	$175,712	$186,143	$189,179	$169,033
Shareholders’ Equity	$31,545	$28,717	$58,595	$80,765	$77,357
Total Debt, Long-Term and Current	$102,984	$119,612	$159,040	$170,901	$148,650
Debt Ratio (D)	76.6%	80.6%	73.1%	67.9%	65.8%

CUSTOMER DATA (year end):
ILEC Access Lines (E)	60,472	63,099	65,355	66,393	67,120
CLEC Access Lines (F)	14,086	14,147	13,984	11,573	8,283
Long Distance Subscribers (G)	43,702	40,366	35,566	24,241	18,366
Internet Customers (H)	17,191	16,132	14,420	12,816	12,129
DSL Customers (I)	10,430	7,407	3,971	1,851	525
Digital TV Customers	1,941	1,179	803	460	—

OTHER DATA:
Employees (year end) (J)	394	414	481	502	552
Capital Expenditures	$16,612	$11,237	$12,381	$30,174	$34,681
Shares Outstanding (year end)	13,507,106	12,967,811	13,983,929	13,935,308	13,878,568
Share Price (K) (year end)	$10.69	$11.47	$9.53	$16.95	$20.50
Shares Holders (L)	3,236	3,249	3,193	3,339	3,300

(A)      Disposition of HickoryTech’s subsidiary, Amana Colonies Telephone Company (ACTC) in 2001, has affected HickoryTech’s revenue trends. ACTC accounted for $832,000 and $1,467,000 of the Telecom Sector’s revenue in 2001 and 2000, respectively.

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

(D)       Debt Ratio = Total Debt / (Total Debt + Ending Shareholders’ Equity).

(E)         ILEC Lines refer to the local exchange telephone access lines in the Telecom Sector. ILEC Lines include ISDN (High Speed Data) and pay station lines of 1,829 in 2004, 2,115 in 2003, 2,406 in 2002, 2,196 in 2001 and 2,198 in 2000.

(F)         CLEC Lines refer to the competitive local exchange telephone access lines in the Telecom Sector. Types of CLEC lines:

CLEC Access Lines

	2004	2003	2002	2001	2000
CLEC Access Lines
Overbuild	10,417	9,871	7,796	5,521	1,819
Unbundled Network Element (UNE)	1,726	1,647	1,343	1,263	1,757
Total Service Resale (TSR)	1,943	2,629	4,845	4,789	4,707
Total CLEC Lines	14,086	14,147	13,984	11,573	8,283

(G)        Long Distance service accounts are provided in the Telecom Sector to ILEC and CLEC customers.

(H)       Internet Customers include dial-up and high-speed Internet accounts within the Telecom Sector, serving ILEC, CLEC or stand alone dial-up accounts in HickoryTech’s service area. 4,834 customers acquired from Internet Connections are included in 2000.

(I)            Digital Subscriber Line service accounts are provided in the Telecom Sector to ILEC and CLEC customers.

(J)           All employee counts reflect actual employee counts at year end. No numbers were restated for the wireless sale.

(K)       Price is the last day closing price.

(L)         Number of Shareholders is approximate total of Company registrations and street name accounts.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in incumbent LEC territories owned by others. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it operates as a telecommunications, data and Internet Protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. HickoryTech sold the wireless operations on December 15, 2003. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations for all periods presented.

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

Heartland Telecommunications Company of Iowa, Inc.

Cable Network, Inc.

Crystal Communications, Inc.

Minnesota Southern Wireless Company – Discontinued Operations

INFORMATION SOLUTIONS SECTOR

National Independent Billing, Inc.

ENTERPRISE SOLUTIONS SECTOR

Collins Communications Systems Co.

EXECUTIVE SUMMARY OF 2004

The Company focused on internal growth and positioning in 2004. Increased revenues were seen as a result of the Company’s residential broadband and business high speed data network provisioning. Successful deployment of Digital TV in the Company’s initial test site in 2001 through 2004 led to Digital TV being initiated in a second CLEC community in mid 2004. The Company has undertaken a multi-year network upgrade capital expenditure plan to increase its broadband capabilities. At the same time, the Company paid down another $16,000,000 on its credit facility. The goals for 2005 include protecting current market share in light of increasing competition, maximizing residential and business revenue growth and implementing new financial and operating systems upgrades, which will enable the Company to continue to improve operating efficiencies.

The Telecom business continues to be strong due to solid growth in Communications Services, and was mainly offset by a decline in access revenues. Telecom Carriers’ continued optimization of their networks and regulatory reform uncertainty in the future may impact access revenue going forward.

Information Solutions and Enterprise Solutions again experienced lower revenues in 2004 compared to 2003 due to hesitancy of customer demand. As a result, management continued to contain or cut cost by improving operating efficiencies.

CONSOLIDATED RESULTS OF OPERATIONS

2004 Compared to 2003

•            Consolidated revenues were $90,515,000, a $2,377,000 or 2.6% decrease in 2004 compared to 2003. This decrease was largely due to decreases in revenues in the Enterprise Solutions Sector resulting from decreased demand for Enterprise Solution’s products and services. Increases in Telecom Sector revenues partially offset the decrease in Enterprise Solutions Sector revenues and a decrease in Information Solutions Sector revenues.

•            Cost of Sales at Enterprise Solutions was $2,005,000 lower in 2004 compared to 2003, which was a result of the decrease in the sales volume for the year.

•            Selling, General and Administrative Expenses, excluding Depreciation and Amortization were $14,723,000, a $1,564,000 or 11.9% increase in 2004 compared to 2003. This increase was largely due to costs associated with implementation of the Sarbanes Oxley Act of 2002 and higher post-retirement medical costs.

•            Interest Expense was $1,490,000 lower in 2004 compared to 2003, primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $102,500,000 at December 31, 2004 and $118,500,000 at December 31, 2003

2003 Compared to 2002

•            Consolidated revenues were $92,892,000, a $1,754,000 or 1.9% increase in 2003 compared to 2002. This increase was largely due to increases in revenues in the Telecom Sector resulting from increases in network access revenues, the CLEC customer base and increased broadband data service lines installed.  This increase was partially offset by decreases in revenues in the Information Solutions and Enterprise Solutions Sectors.

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

OVERALL SUMMARY OF CONTINUING OPERATIONS

Years Ended December 31,	2004	2003	2002
	(Dollars in Thousands)
Operating Income/(Loss)
Telecom Sector	$22,509	$25,095	$22,679
Information Solutions Sector	(2,799)	(3,576)	(3,289)
Enterprise Solutions Sector	(1,901)	(1,358)	(12)
Corporate	(388)	18	(1,809)
	17,421	20,179	17,569
Other Income	61	62	320
Interest Expense	(4,613)	(6,103)	(7,405)
Income Taxes	(5,205)	(5,683)	(4,249)
Income from Continuing Operations	$7,664	$8,455	$6,235

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

OPERATING REVENUES – Consolidated operating revenues were $2,377,000 or 2.6% lower in 2004 compared to 2003 and $1,754,000 or 1.9% higher in 2003 compared to 2002. The decrease in operating revenues in 2004 compared to 2003 is primarily due to a lower volume of sales in the Enterprise Solutions Sector. The increase in 2003 operating revenues compared to 2002 was largely due to increases in network access revenues, the increased CLEC customer base and the increase in broadband data service lines installed, all in the Telecom Sector. This 2003 increase in operating revenues compared to 2002 was partially offset by a decrease in revenues in the Information Solutions Sector, which can largely be attributed to the loss of customers and a few customers who have experienced a significant decrease in volumes processed. The Enterprise Solutions Sector also experienced a decrease in revenues in 2003 compared to 2002 due to a decline in equipment sales and service.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales, which is related to the Enterprise Solutions Sector, was $2,005,000 or 19.6% lower in 2004 compared to 2003 and $422,000 or 4.0% lower in 2003 compared to 2002. The change in cost of sales for both years is primarily the result of the change in sales volume in the Enterprise Solutions Sector. The gross profit margin in the Enterprise Solutions Sector was 29.9%, 28.8% and 32.6% for 2004, 2003, and 2002, respectively. These margins are primarily affected by product mix sold and an increased cost of labor due to a higher degree of technical skill needed with advanced systems.

COST OF SERVICES (excluding Asset Impairment, Depreciation and Amortization) – Cost of services excluding asset impairment, depreciation and amortization were $154,000 or 0.5% higher in 2004 compared to 2003 and $473,000 or 1.4% higher in 2003 compared to 2002. The increase in cost of services in 2004 compared to 2003 was largely due to a $700,000 inventory valuation adjustment in the Enterprise Solutions Sector, and increases in expenses related to long distance services and increased bad debt expense in the Telecom Sector, which were offset by cost control measures initiated by management and reduced wages and benefits resulting from a redeployment of personnel to Selling, General and Administrative cost centers in the Information Solution Sector. The increase in 2003 compared to 2002 was mainly due to higher service costs in the Telecom Sector associated with increased customer counts in 2003 compared to 2002, which were offset by a decrease in bad debt expense of $1,126,000. In addition, in September of 2003, HickoryTech abandoned a CLEC initiative in a specific market. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment, which was written down to a carrying value of zero in the third quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization) – Selling, general and administrative expenses excluding depreciation and amortization were $1,564,000 or 11.9% higher in 2004 compared to 2003, and $1,249,000 or 8.7% lower in 2003 compared to 2002. The increase in selling, general and administrative expenses in 2004 compared to 2003 was largely due to costs associated with the implementation of the Sarbanes-Oxley Act of 2002, higher post-retirement medical costs, and increased wages and benefits resulting from a redeployment of personnel from Cost of Services cost centers in the Information Solutions Sector. The decrease in selling, general and administrative expenses in 2003 compared to 2002 was largely the result of a reduction in management incentives, which are tied to financial metrics that were not achieved as a result of the loss from discontinued operations recorded in 2003.

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

DEPRECIATION AND AMORTIZATION - Depreciation expense was $719,000 or 4.8% higher in 2004 compared to 2003 and $1,303,000 or 9.6% higher in 2003 compared to 2002. The increase in depreciation expense in 2004 compared to 2003 was largely due to an increase in the Telecom Sector’s network assets, as well as an increase related to the depreciation of billing software in the Information Solutions Sector. The increase in depreciation expense in 2003 compared to 2002 was primarily attributed to the increase in HickoryTech’s CLEC and fiber optic networks. Amortization expense was $51,000 or 5.1% lower in 2004 compared to 2003 and $645,000 or 39.3% lower in 2003 compared to 2002.  The decrease in amortization expense in 2004 compared to 2003 was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003. The decrease in amortization expense in 2003 compared to 2002 was largely due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003.

OPERATING INCOME - Operating income was $2,758,000 or 13.7% lower in 2004 compared to 2003 and $2,610,000 or 14.9% higher in 2003 compared to 2002. The decrease in operating income in 2004 compared to 2003 was largely due to decreased revenues in the Information Solutions and Enterprise Solutions Sectors, increased cost of services, increased selling, general and administrative expenses in the Telecom and Information Solutions Sectors and increased depreciation, which were partially offset by increased revenues in the Telecom Sector and lower cost of products sold in the Enterprise Solutions. The increase in operating income from continuing operations in 2003 compared to 2002 was largely due to increased network access revenues, increased CLEC revenues, decreased bad debts in the Telecom Sector and less incentive compensation in 2003, which were partially offset by the increase in cost of services in the Telecom Sector and the decrease in the Information Solutions and Enterprise Solutions Sectors’ revenues, all of which are described above.

INTEREST EXPENSE - Interest expense was $1,490,000 or 24.4% lower in 2004 compared to 2003 and $1,302,000 or 17.6% lower in 2003 compared to 2002. The decreases in interest expense from continuing operations in 2004 and 2003 were primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $102,500,000 at December 31, 2004, $118,500,000 at December 31, 2003 and $158,000,000 at December 31, 2002, respectively.

INCOME FROM CONTINUING OPERATIONS – Income from continuing operations was $791,000 or 9.4% lower in 2004 compared to 2003 and $2,220,000 or 35.6% higher in 2003 compared to 2002. The decrease in 2004 was largely due to decreased revenues in the Information Solutions and Enterprise Solutions Sectors, increased selling, general and administrative expenses in the Telecom Sector and increased depreciation, which were partially offset by increased revenues in the Telecom Sector, lower cost of products sold in the Enterprise Solutions Sector and lower interest expense. The increase in 2003 was largely due to increased network access revenues, increased CLEC revenues, and decreased bad debt in the Telecom Sector, which were partially offset by the increase in cost of services in the Telecom Sector, the decrease in the Information Solutions and Enterprise Solutions Sectors’ revenues and the decrease in interest expense, as described above.

SECTOR RESULTS OF OPERATIONS

TELECOM SECTOR – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

(Dollars in Thousands)	2004	2003	2002

Revenues Before Intersegment Eliminations
ILEC
Local Service	$15,231	$15,179	$15,195
Network Access	33,064	33,881	32,377
Data	2,152	1,821	1,499
Intersegment	275	275	274
Other	6,747	7,099	7,459
Total ILEC	57,469	58,255	56,804

CLEC
Local Service	3,657	3,482	2,900
Network Access	2,334	2,374	1,900
Data	1,916	1,151	707
Other	1,752	1,779	1,040
Total CLEC	9,659	8,786	6,547

Long Distance	4,660	4,406	4,236

Internet	4,030	3,810	3,563

Digital TV	554	364	232

Total Telecom Revenues	$76,372	$75,621	$71,382

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$76,097	$75,346	$71,108
Intersegment	275	275	274
	76,372	75,621	71,382

Cost of Services, excluding Asset Impairment, Depreciation and Amortization	29,723	28,071	27,540
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	10,388	9,295	8,521
Asset Impairment	—	—	316
Depreciation and Amortization	13,752	13,160	12,326
Operating Income	$22,509	$25,095	$22,679

Income from Continuing Operations, net of Tax	$13,352	$14,941	$13,617

Loss from Discontinued Operations, net of Tax	(74)	(22,897)	(24,164)

Net Income	$13,278	$(7,956)	$(10,547)

Capital Expenditures	$16,100	$10,719	$9,600

ILEC Access Lines	60,472	63,099	65,355

CLEC Access Lines
Overbuild	10,417	9,871	7,796
Unbundled Network Element (UNE)	1,726	1,647	1,343
Total Service Resale (TSR)	1,943	2,629	4,845
Total	14,086	14,147	13,984

Long Distance Customers	43,702	40,366	35,566

Internet Customers	17,191	16,132	14,420

Total Telecom Customers	135,451	133,744	129,325

Digital Subscriber Line (DSL) Customers	10,430	7,407	3,971

Digital TV Customers	1,941	1,179	803

Revenues:

Telecom Sector operating revenues before intersegment eliminations were $751,000 or 1.0% higher in 2004 compared to 2003, and $4,239,000 or 5.9% higher in 2003 compared to 2002. The increases in 2004 were mainly driven by growth in CLEC data services as well as favorable increases in many product lines offset by a decrease in ILEC and CLEC network access revenues.  The increases in 2003 and 2002 were primarily due to increased ILEC network access and growth in the CLEC and Internet service revenues.

ILEC network access revenue was $817,000 or 2.4% lower in 2004 compared to 2003 and $1,504,000 or 4.6% higher in 2003 compared to 2002. The decrease in 2004 was driven by the impact of carriers rerouting traffic, carrier billing interpretations and lower minutes of use. Network access revenue had been flat in recent quarters. However, a combination of access reform, changing minutes of use (MOU), carriers rerouting traffic, and lower demand for dedicated lines may negatively impact future access revenues. The increase in network access revenue in 2003 and 2002 was driven by higher demand for dedicated lines and high-speed circuits. This was partially offset by a decrease in access minutes in 2003 and 2002. HickoryTech’s ILEC operations establish traffic sensitive access rates bi-annually in accordance with required regulation. The Company expects further declines in network access revenues when these rates are adjusted in mid-2005.

The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years (see regulatory section).

ILEC data revenue was $331,000 or 18.2% higher in 2004 compared to 2003 and $322,000 or 21.5% higher in 2003 compared to 2002. The increase in both years is the result of increased digital subscriber line (DSL) customers in both years.

CLEC local service revenue was $175,000 or 5.0% higher in 2004 compared to 2003 and $582,000 or 20.1% higher in 2003 compared to 2002.  The increase in 2004 was driven primarily by an increase in revenues from business customers and local trunking arrangements. In addition, in the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. This exit decision meant that in 2003, HickoryTech stopped providing service for 734 customers. As a result, there was a modest impact on the growth rates, which was the primary reason for the reduced level of increase in local service revenue in 2004 and 2003. The increase in 2003 compared to 2002 was primarily the result of increased customers. The incumbent LEC businesses with whom HickoryTech competes are able to provide long distance service and face fewer restrictions on offering bundled services. A higher degree of competition from the incumbent ILECs serving in the Company’s CLEC markets, and from wireless substitution, could impact HickoryTech’s local service revenue in future periods.

CLEC network access revenue was $40,000 or 1.7% lower in 2004 compared to 2003 and $474,000 or 24.9% higher in 2003 compared to 2002. The decrease in 2004 is driven by a mandated rate decrease in June, 2004 for interstate traffic which decreased revenue $100,000 over the six month period of July through December, 2004.  Network access revenue had been flat in recent quarters; however, a combination of access reform, changing MOUs, carriers rerouting traffic and lower demand for dedicated lines could negatively impact future access revenues. The increase in 2003 compared to 2002 is the result of increased penetration in CLEC communities.

CLEC data revenue was $765,000 or 66.5% higher in 2004 compared to 2003 and $444,000 or 62.8% higher in 2003 compared to 2002. The increase in both years is the result of increased residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet services to large business customers in 2004.

Other CLEC revenue was $27,000 or 1.5% lower in 2004 compared to 2003, and $739,000 or 71.1% higher in 2003 compared to 2002. The primary reason for the changes in other revenue was the revenue recognized as a result of services provided under terms of a multi-year contract awarded to HickoryTech effective July 1, 2002 to provide Internet access and video conferencing to schools and libraries in south central Minnesota served by the Project SOCRATES distance-learning network. This service generated $25,000 less in 2004 compared to 2003 and $696,000 more revenue in 2003 compared to 2002.

Long distance revenue was $254,000 or 5.8% higher in 2004 compared to 2003, and $170,000 or 4.0% higher in 2003 compared to 2002. HickoryTech experienced a 3,336 or 8.3% increase in its long distance customer base in 2004, and a 4,800 or 13.5% increase in 2003. Although the customer base is increasing, long distance revenue per customer is decreasing. The decrease in revenue per customer is primarily the result of optional long distance calling plans available to customers, the increased use of Internet services, and other alternatives to long distance services and the loss of a wholesale revenue contract in June 2004 with a large wireless carrier. In 2003, a competitor of HickoryTech received approval from the state of Minnesota to offer long distance services in all HickoryTech territories. This competitor already offers local telephone service in HickoryTech’s CLEC territories, and with this approval has the potential to create stronger competition with HickoryTech in these markets, which could result in a reduction in long distance revenue in future periods.

Internet revenue was $220,000 or 5.8% higher in 2004 compared to 2003 and $247,000 or 6.9% higher in 2003 compared to 2002. The increase in revenue was caused primarily by an increase in Internet customers of 1,059 or 6.6% in 2004 compared to 2003 and an increase of 1,712 or 11.9% in 2003 compared to 2002.

Digital TV revenue was $190,000 or 52.2% higher in 2004 compared to 2003 and $132,000 or 56.9% higher in 2003 compared to 2002. The increase in both years is the result of increased penetration and offering Digital TV in an additional community in 2004.  Customer counts increased 762 or 64.6% in 2004 compared to 2003.

Cost of Services, excluding Asset Impairment, Depreciation and Amortization:

Cost of services, excluding asset impairment, depreciation and amortization was $1,652,000 or 5.9% higher in 2004 compared to 2003 and $531,000 or 1.9% higher in 2003 compared to 2002. The increase in 2004 is primarily due to increases in expenses related to long distance services that increased in conjunction with the corresponding increase in long distance customers and revenue, increased billing expenses for bill and data processing, increased bad debt expense due to a carrier bankruptcy, and carrier disputes. Because of the carrier bankruptcy, HickoryTech recognized approximately $421,000 of bad debt expense in 2004. HickoryTech is currently pursuing legal remedies to recover a portion of this expense. As of December 31, 2004, HickoryTech cannot estimate the potential recovery. Any potential recovery will be recognized in 2005. The increase in 2003 compared to 2002 is due to HickoryTech abandoning a CLEC initiative in a specific market in September of 2003. As a result of this operating decision, HickoryTech abandoned approximately $632,000 of property, plant and equipment, which was written down to a carrying value of zero in the third quarter of 2003. In addition, higher service costs associated with increased customer counts in 2003 compared to 2002 were partially offset by a decrease in bad debt expense of $1,126,000.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization were $1,093,000 or 11.8% higher in 2004 compared to 2003 and $774,000 or 9.1% higher in 2003 compared to 2002. The increase in selling, general and administrative expenses in 2004 compared to 2003 was largely due to corporate allocations, higher real estate taxes and higher post-retirement medical costs. The increase in selling, general and administrative expenses in 2003 compared to 2002 was largely due to increased regulatory fees and an increase in fees paid to outside consultants for cost studies done for the Heartland subsidiary.

Asset Impairment Charges:

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a wireless DSL (WDSL) operation that also entitled HickoryTech to receive a share of future revenues generated from the WDSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech’s belief that the revenue sharing agreement would not result in future cash flows. The $316,000 charge resulting from the write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of operations for the year ended December 31, 2002.

Depreciation and Amortization:

Depreciation and amortization was $592,000 or 4.5% higher in 2004 compared to 2003 and $834,000 or 6.8% higher in 2003 compared to 2002. The increase is largely attributed to increased capital expenditures for network infrastructure.  Depreciation expense was $565,000 or 4.3% higher in 2004 compared to 2003, and $903,000 or 7.4% higher in 2003 compared to 2002, due to the expansion of HickoryTech’s CLEC and fiber optic networks.  Depreciation expense was $323,000 or 3.5% higher in 2004 compared to 2003 and $447,000 or 5.0% higher in 2003 compared to 2002 due to the networks associated with its ILEC product.  Depreciation expense was $242,000 or 6.5% higher in 2004 compared to 2003 and $456,000 or 13.9% higher in 2003 compared to 2002 due to the networks associated with its CLEC product. Depreciation expense is expected to decrease approximately $600,000 in 2005 due to several assets being fully depreciated. Amortization expense was $27,000 or 35.2% higher in 2004 compared to 2003, and $69,000 or 47.3% lower in 2003 compared to 2002.

Operating Income and Income from Continuing Operations, net of Tax:

Operating income was $2,586,000 or 10.3% lower in 2004 compared to 2003, and $2,416,000 or 10.7% higher in 2003 compared to 2002. Income from continuing operations, net of tax was $1,589,000 or 10.6% lower in 2004 compared to 2003, and $1,324,000 or 9.7% higher in 2003 compared to 2002. The decrease in both operating and income from continuing operations, net of tax, in 2004 compared to 2003 is largely due to decreased network access revenues and increased expenses for billing services, corporate allocations, bad debt, long distance service expenses and real estate taxes.  The increase in both operating and income from continuing operations, net of tax in 2003 compared to 2002 was largely due to increased network access revenues, increased CLEC revenues, and decreased bad debts.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector.  The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

(Dollars in Thousands)	2004	2003	2002
Revenues Before Eliminations
Unaffiliated Customers	$2,710	$3,199	$4,249
Intersegment	4,346	3,203	3,154
	7,056	6,402	7,403
Cost of Services, excluding Depr. and Amort.	6,318	7,002	7,182
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	981	600	1,107
Depreciation and Amortization	2,556	2,376	2,403

Operating Loss	$(2,799)	$(3,576)	$(3,289)
Net Loss	$(1,692)	$(2,329)	$(2,131)

Capital Expenditures	$486	$161	$2,472

Revenues:

Revenues from unaffiliated customers decreased $489,000 or 15.3% in 2004 compared to 2003, and decreased $1,050,000 or 24.7% in 2003 compared to 2002. The decrease in operating revenues in 2004 compared to 2003 was largely due to the loss of several customers which reduced operating revenues by $885,000 and a $192,000 decrease in volume for a couple of existing customers. Temporary billing services performed for a customer obtained at the end of 2003 increased operating revenues by $428,000 in 2004 compared to 2003, while increased revenues from a new SuiteSolution customer and increased processing fees from an existing customer of $166,000 in 2004 compared to 2003, partially offset other revenue declines. The decrease in operating revenues in 2003 compared to 2002 was due to batch-processing customers experiencing a significant decrease in volumes amounting to $659,000, and the loss of batch-processing customers amounting to $583,000. However, the Company did establish relationships with new customers employing their SuiteSolution product increasing revenues by $189,000, which partially offset the loss of batch processing customers. At the end of 2003, a customer hired the Company to do temporary billing services on its behalf, which also increased revenues by $54,000 in 2003 compared to 2002. This temporary work ended in 2004.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $684,000 or 9.8% in 2004 compared to 2003, and decreased $180,000 or 2.5% in 2003 compared to 2002. The decrease in cost of services in 2004 compared to 2003 was largely due to cost control measures initiated by management and reduced wages and benefits resulting from a redeployment of personnel to Selling, General and Administrative cost centers. The decrease in cost of services in 2003 compared to 2002 primarily reflects cost control measures initiated by management.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses, excluding depreciation and amortization increased $381,000 or 63.5% in 2004 compared to 2003 and decreased $507,000 or 45.8% in 2003 compared to 2002. The increase in selling, general and administrative expenses in 2004 compared to 2003 was largely due to increased wages and benefits resulting from a redeployment of personnel from Cost of Services cost centers. The decrease in selling, general and administrative expenses in 2003 compared to 2002 was primarily the result of management actions aimed at reducing expenses, a reduction in management incentives, which are tied to consolidated financial metrics that were not achieved and a decrease in bad debt expense.

Depreciation and Amortization:

Depreciation and amortization increased $180,000 or 7.6% in 2004 compared to 2003, and decreased $27,000 or 1.1% in 2003 compared to 2002. The increase in depreciation and amortization in 2004 compared to 2003 was primarily attributable to increased depreciation associated with new billing software, which started amortizing in the second quarter of 2003. Amortization ceased in the second quarter of 2003 for the billing software product WRITE2K. However, amortization started in the second quarter of 2003 for the billing software developed in 2002 and 2003. The net result was a slight decrease in depreciation and amortization in 2003 compared to 2002.  Depreciation expense is expected to decrease approximately $130,000 in 2005 due to several assets being fully depreciated.

Operating and Net Loss:

Operating loss decreased $777,000 or 21.7% in 2004 compared to 2003, and increased $287,000 or 8.7% in 2003 compared to 2002. Net loss decreased $637,000 or 27.4% in 2004 compared to 2003, and increased $198,000 or 9.3% in 2003 compared to 2002. The decrease in operating loss and net loss in 2004 compared to 2003 was largely due to increases in intersegment revenues, offset by a decrease in revenues from unaffiliated customers, an increase in cost of services excluding depreciation and amortization, an increase in selling, general and administrative expenses excluding depreciation and amortization and an increase in depreciation and amortization. The increase in operating loss and net loss in 2003 compared to 2002 was primarily attributable to the decrease in operating revenues.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

(Dollars in Thousands)	2004	2003	2002
Revenues Before Intersegment Eliminations
Installation	$4,492	$6,209	$7,970
Service	7,216	8,138	7,811
	11,708	14,347	15,781

Cost of Products Sold	8,211	10,216	10,638
Cost of Services, excluding Depr. and Amort.	2,075	1,749	1,576
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	3,152	3,494	3,316
Depreciation and Amortization	171	246	263
	13,609	15,705	15,793

Operating Loss	$(1,901)	$(1,358)	$(12)
Net Loss	$(1,131)	$(818)	$(41)

Capital Expenditures	$24	$201	$95

Revenues:

Revenues were $2,639,000 or 18.4% lower in 2004 compared to 2003, and $1,434,000 or 9.1% lower in 2003 compared to 2002. Installation revenue was $1,717,000 or 27.7% lower in 2004 compared to 2003 and $1,761,000 or 22.1% lower in 2003 compared to 2002. The decrease in installation revenue in 2004 compared to 2003 was largely due to a decrease in sales and installations of private branch exchange (PBX) systems of $1,299,000 or 60.5%. The decrease in installation revenue in 2003 compared to 2002 was primarily a result of a decrease in sales and installations of PBX systems of $2,173,000 or 50.3%. Service revenue was $922,000 or 11.3% lower in 2004 compared to 2003 and $327,000 or 4.2% higher in 2003 compared to 2002. This sector has encountered across the board reductions in demand in all of its major products and services. The reduction started in early 2002, and is believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e. voice vs. data protocol) in the communications products, which this sector provides. Due to the uncertainty of the economy and the effect of such economic uncertainty on customer buying decisions, HickoryTech cannot estimate when customer demand for these products and services may return to higher levels.

Cost of Products Sold:

Cost of products sold decreased $2,005,000 or 19.6% in 2004 compared to 2003, and decreased $422,000 or 4.0% in 2003 compared to 2002. Gross profit margin for this sector was 29.9%, 28.8% and 32.6% in 2004, 2003 and 2002, respectively. The decrease in costs of products sold was the result of the decreased installation work in 2004 and 2003. The decrease in gross profit margin in 2003 compared to 2002 is the result of lower margins associated with two large system installations performed in 2003. These margins are primarily affected by product mix sold and an increased cost of labor due to a higher degree of technical skill needed with advanced systems.

Cost of Services, excluding Depreciation and Amortization:

Cost of services excluding depreciation and amortization increased $326,000 or 18.6% in 2004 compared to 2003, and increased $173,000 or 11.0% in 2003 compared to 2002. The increase in cost of services excluding depreciation and amortization in 2004 compared to 2003 was largely the result of a $700,000 inventory valuation adjustment, which was offset by decreased maintenance expense associated with customer contracts. The increase in cost of services excluding depreciation and amortization in 2003 compared to 2002 was largely the result of increased maintenance expense associated with customer contracts.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization decreased $342,000 or 9.8% in 2004 compared to 2003, and increased $178,000 or 5.4% in 2003 compared to 2002. The decrease in selling, general and administrative expenses in 2004 compared to 2003 was primarily due to cost reduction measures, which included reduced wages and benefits from attrition of personnel. The increase in selling, general and administrative expenses in 2003 compared to 2002 was primarily due to increases in bad debt, benefits and insurance.

Depreciation and Amortization:

Depreciation and amortization decreased $75,000 or 30.5% in 2004 compared to 2003, and decreased $17,000 or 6.5% in 2003 compared to 2002. The decrease in 2004 and 2003 was the result of certain assets becoming fully depreciated.

Operating and Net Loss:

Operating loss was $1,901,000 in 2004 compared to operating loss of $1,358,000 in 2003, and operating loss of $12,000 in 2002. Net loss in 2004 was $1,131,000 compared to net loss of $818,000 in 2003 and net loss of $41,000 in 2002. The losses generated in 2004, 2003 and 2002 and the year to year changes during the period from 2002 through 2004 resulted primarily from the changes in operating revenues and the $700,000 inventory valuation adjustment described above.

INTEREST EXPENSE

Interest expense was $1,490,000 or 24.4% lower in 2004 compared to 2003 and $1,302,000 or 17.6% lower in 2003 compared to 2002.  The decrease in interest expense from continuing operations in 2004 was primarily due to a decrease in total debt outstanding.  The outstanding balance of the revolving credit facility was $102,500,000 at December 31, 2004 and $118,500,000 at December 31, 2003. The decrease in interest expense from continuing operations in 2003 was also primarily due to a decrease in total debt outstanding.  The outstanding balance of the revolving credit facility was $118,500,000 on December 31, 2003 and $158,000,000 on December 31, 2002.

INCOME TAXES

The effective tax rate for continuing operations was 40.4%, 40.2% and 40.5% in 2004, 2003 and 2002, respectively. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  Senior management has discussed the development and selection of accounting estimates and the related MD&A disclosure with the Audit Committee.  For a summary of all HickoryTech’s accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts – HickoryTech’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as less specific reserves established based upon historical collection experience. HickoryTech evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations, the customer is delinquent or the customer may dispute the charges. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. HickoryTech also establishes a less specific reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, HickoryTech’s estimates of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The allowance for doubtful accounts was $1,256,000 and $1,283,000 as of December 31, 2004 and 2003, respectively.

Inventories – Similar to its allowance for doubtful accounts, HickoryTech makes estimates related to the valuation of inventory. HickoryTech adjusts its inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory write-downs may be required at the time that the facts that give rise to the lower value become known.

Intangible Assets – HickoryTech amortizes its intangible assets over their estimated useful lives. The customer lists and other intangibles are amortized from 5-8 years.

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that an impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of their reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in their discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

Income Taxes – As part of the process of preparing our consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.  The Company has established a $1,205,000 and $640,000 valuation allowance at December 31, 2004 and 2003, respectively due to uncertainty about realization of benefits associated with net operating losses generated in the state of Iowa. Additionally, the Company has reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. The Company believes its current income tax reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits – The net post-retirement benefit expense was $1,127,000, $717,000 and $637,000 in 2004, 2003 and 2002, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. The health care cost trend rate is based upon an evaluation of the historical trends and experience, taking into account current and expected market conditions. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. If the assumptions utilized in determining the post-retirement benefit expense and liability differ from actual events, the results of operations for future periods could be impacted.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2004, the Company assumed a discount rate of 5.75%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $170,000 as of December 31, 2004 and would increase the net periodic cost by approximately $37,000. In measuring the accumulated post-retirement benefit obligation as of December 31, 2004, the initial health care inflation rate for 2005 was assumed to be 8% which decreases 0.5% each year until it reaches 4.5% in 2012 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten year history of the Company’s self-funded medical benefits plan, and provide results unique to the Company’s philosophy of controlling rising medical costs. This has resulted in the Company consistently having lower increases in health care costs than the national averages. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $1,360,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,097,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2004, the unrecognized net actuarial loss was $3,685,000. During each of the last three years, the Company has adjusted the discount rate assumption due to changes in interest rates. In recent years, the Company has adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

DIVIDENDS

HickoryTech paid dividends of $5,717,000, or $0.44 per share, in 2004. The dividend per share rate for 2004 was the same as in 2003 and 2002. HickoryTech has announced a first quarter dividend of $0.12 per share in 2005, and if it is continued at that rate would produce an annual dividend of $0.48, an increase of 9%, which is not expected to negatively impact the liquidity of HickoryTech.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE – The total capital structure (long-term and short-term obligations plus shareholders’ equity) for HickoryTech was $134,529,000 at December 31, 2004, reflecting 23.4% equity and 76.6% debt.  This compares to a capital structure of $148,329,000 at December 31, 2003, reflecting 19.4% equity and 80.6% debt. The improvement in this position is the result of the recurring nature of HickoryTech’s operating cash flow, consistent capital expenditures and dividends, and the proven pace at which the Company is reducing its debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS – Cash flows from operations continue to be a steady source of funds for HickoryTech, primarily resulting from the Telecom Sector. Cash provided from operations was $34,872,000 in 2004, $36,749,000 in 2003 and $34,667,000 in 2002. Cash flows from operations in 2004 were primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $16,535,000, and $4,602,000 of deferred taxes. Cash flows in 2003 were primarily attributable to net loss offset by non-cash expenses, including depreciation and amortization of $17,638,000, the $25,345,000 asset impairment charges that occurred in discontinued operations, and $4,817,000 of deferred taxes. Cash flows from operations in 2002 were primarily attributable to net loss offset by non-cash expenses, including depreciation and amortization of $17,789,000 and the $41,951,000 asset impairment charges, which were partially offset by a deferred income tax benefit of $9,804,000.

Cash used in investing activities was $13,968,000 in 2004, while cash provided by investing activities was $6,979,000 in 2003 and cash used in investing activities was $16,331,000 in 2002. Capital expenditures were $16,612,000 in 2004, $13,570,000 in 2003 and $16,674,000 in 2002. Capital expenditures were incurred to construct additional network facilities to provide CLEC services and expansion of fiber optic networks.  HickoryTech expects capital expenditures in 2005 to be approximately $24,000,000.  There were $2,600,000 redemptions of investments in 2004 and $4,144,000 in 2003. Pursuant to conditions of its debt agreement, which allows the Company to reduce its equity investment in one of its lenders by an amount equal to 10% of the annual principal payments of the term loan component of its debt, the Company reduced its equity investment by $2,600,000 in 2004 and $4,100,000 in 2003. Further, the Company will be entitled to further reduce its equity investment by $2,100,000 in 2005. The remaining $44,000 redemption of investments in 2003 represents the Information Solutions Sector’s share in the National Independent Billing Partnership, which was dissolved in 2003. The sale of HickoryTech’s wireless business provided $16,246,000 of cash in 2003.

Cash used in financing activities was $20,925,000 in 2004, $45,324,000 in 2003 and $18,470,000 in 2002. In 2004, cash was primarily used to repay $16,000,000 of borrowings and to pay dividends of $5,717,000. In 2003, cash was primarily used to repay $39,500,000 of borrowings and to pay dividends of $6,150,000. In 2003, cash was also used to repurchase 66,600 shares of common stock under HickoryTech’s repurchase plan for $661,000, and to retire 18,370 shares of common stock from a compensation plan trust account for $185,000. In 2002, cash was used primarily to repay $12,000,000 of borrowings, to repurchase common stock under HickoryTech’s repurchase plan for $1,072,000 and to pay dividends of $6,170,000.

WORKING CAPITAL – Working capital was $787,000 as of December 31, 2004 compared to working capital of $9,300,000 as of December 31, 2003.  The ratio of current assets to current liabilities was 1.0 to 1.0 as of December 31, 2004 and 1.7 to 1.0 as of December 31, 2003. The Company’s credit facility has contractual decreases in size, which take place in quarterly increments. Due to the facility decreases in the fourth quarter of 2005, $4,000,000 of the Company’s long-term debt was reclassified into current portion of long-term debt in 2004. This classification of debt caused the large reduction in the ratio of current assets to current liabilities in 2004 compared to 2003.

LONG-TERM OBLIGATIONS – HickoryTech’s long-term obligations as of December 31, 2004, were $97,661,000, excluding current maturities of $5,323,000. As of December 31, 2004, HickoryTech had a $118,813,000 credit facility with a syndicate of banks.  The credit facility is comprised of a $107,813,000 revolving credit component and an $11,000,000 term loan component. The available line of credit on the $107,813,000 revolving credit component began decreasing in increments in March 2004, and has a final maturity date in September 2008. However, since not all of the available revolving credit has been utilized as of December 31, 2004, the payment schedule is as follows: 2005 – $4,000,000, 2006 – $26,562,000, 2007 – $32,813,000 and 2008 – $28,125,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $7,000,000 in the first quarter in 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates.  The weighted average interest rate was 4.0% at December 31, 2004 and 4.1% at December 31, 2003. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms.  The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. Another fixed interest term, on $20,000,000 of the debt, is fixed until June, 2005. As of December 31, 2004, HickoryTech had drawn $102,500,000 on this credit facility and had $16,313,000 of available credit.  Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements.  This sector recorded additions to property, plant and equipment of $81,000, $660,000, and $618,000 in 2004, 2003 and 2002, respectively, related to these capital lease arrangements.

HickoryTech continually monitors the interest rates on its bank loans and has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. A lower level of interest expense is likely to occur in 2005 because of the large reduction in principle amounts outstanding.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period. Interest on long-term debt is estimated using the interest rate as of December 31, 2004.

	Payments Due by Year (Dollars in Thousands)
	Total	2005	2006 to 2008	2009 to 2010	2011 and after
Contractual Obligations
Long-term Debt	$102,500	$5,000	$90,500	$7,000	$—
Interest on Long-term Debt	11,266	4,210	6,953	103	—
Capital Lease Obligations	484	323	161	—	—
Interest on Capital Leases	23	16	7	—	—
Purchase Obligations	3,177	3,177	—	—	—
Operating Leases	3,204	1,090	1,399	367	348
Total Contractual Cash Obligations	$120,654	$13,816	$99,020	$7,470	$348

The following table sets forth the total line of credit expirations as follows:

	Amount of Commitment Expiration per Year (Dollars in Thousands)
	Total	2005	2006	2007	2008	2009
Revolving Credit Component	$107,813	$20,313	$26,562	$32,813	$28,125	$—

CONSTRUCTION PLANS – Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. The Company will add approximately $20,000,000 in total to the network over the next four years, in addition to the historical levels of capital spending prior to 2004. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades to an already state of the art network will give HickoryTech the capability to offer more diversified services to its core customer base.

REGULATORY ASSET AND LIABILITY – Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.”

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

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004.

The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech is recouping this revenue over the remaining eighteen months of the TS tariff, which began January 1, 2004. As of December 31, 2004 HickoryTech has recognized a recovery of $407,000 of the revenue.

In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $204,000 at December 31, 2004 and $611,000 at December 31, 2003. Similarly, HickoryTech recorded a liability for the amounts that were to be repaid to the NECA CCL pool with a balance of $0 at December 31, 2004 and $611,000 at December 31, 2003.

OTHER – HickoryTech operates with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

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

RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes FSP No. FAS 106 of the same name. FSP No. FAS 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), including the federal subsidy, and requires public companies to reflect the impact, if determinable and significant. The new Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. The retiree medical plan does provide prescription drug coverage. Final regulations on the determination of actuarial equivalence and the federal subsidy have yet to be issued; however, based on its current understanding of the Act, HickoryTech believes that the prescription drug benefits provided under its post-retirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Consequently, the Company adopted FSP 106-2 and remeasured its accumulated post-retirement benefit obligation (APBO) as of June 30, 2004, to account for the federal subsidy.  As of December 31, 2004, the reduction in the APBO due to the subsidy was $762,000. On January 21, 2005, the Department of Health and Human Services, Centers for Medicare & Medicaid Services, issued final federal regulations related to the federal subsidy. HickoryTech is currently evaluating the effects, if any, that these final rules may have on its future benefit costs and accumulated post-retirement benefit obligation.

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. HickoryTech is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations and plans to comply with final regulations when issued. Reference is made to the disclosures under APB No. 25 in Note 1 of the Notes to Consolidated Financial Statements.

REGULATED INDUSTRY

ILEC Minnesota – HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit.

The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years. In June 2004, the Minnesota PUC issued an order to refer the carrier common line (CCL) component of the access reform issue to a contested case hearing. In September 2004, the Minnesota PUC also referred the local switching and transport (LST) component of the access reform issue for a separate contested case hearing. Such hearings in Minnesota usually involve full development of a public record and recommendation of an administrative law judge prior to final PUC discussion. The process on both of these dockets was suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates that might be instigated by mandated access reductions. The outcome of any access reform process will not likely be known until the second quarter of 2005 or later. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

On December 22, 2004, the Federal Court of Appeals, 8th Circuit upheld an October 2003 ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider providing Voice over Internet Protocol (VoIP) based services in Minnesota. This may result in a change in the business relationship between HickoryTech businesses and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed Minnesota access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to this decision.

ILEC Iowa – In Iowa, companies with fewer than 15,000 access lines remain unregulated. HickoryTech’s Iowa ILEC subsidiary falls below this regulation threshold.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2003, and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an October 2001 FCC order (a/k/a MAG Plan). End User Common Line (EUCL) funds collected are pooled, and some of HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically. The rates will be adjusted in July, 2005 for the period of July 1, 2005 through June 30, 2005.

CLEC – HickoryTech’s CLEC Company provides local exchange services in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies. Additionally, Crystal offers digital television service in the St. Peter, Minnesota market under a franchise negotiated with the local municipality. Beginning in the third quarter 2004, Crystal began offering digital television in the Waseca, Minnesota market under a similar franchise agreement. Crystal also offers long distance services. In-state services in Minnesota are regulated by the PUC with respect to uniform pricing statewide. In-state long distance service in Iowa is unregulated. Long distance services are also deregulated at the federal level (for interstate services), but are subject to annual certification of geographical rate averaging and rate integration. Dial-up and broadband Internet access, are unregulated at both the state and federal levels.

Other – HickoryTech’s CLEC interstate access rates are established in accordance with an April 2001 FCC order. Under the final phase of this order, interstate switched access rates for HickoryTech’s CLEC were reduced to levels comparable to those of the incumbent LECs in June 2004.

The FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Notice of Public Rule Making (NPRM) requesting comments on various proposals for intercarrier compensation reform. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

Local Number Portability (LNP) – On November 10, 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). The FCC stated that intermodal number porting is required upon bona fide request where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned. The FCC left issues governing the payment of call routing costs to another pending proceeding. The Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting, however, Heartland Telecommunications Company of Iowa joined in an industry action by the Iowa Telecommunications Association to suspend the requirements for small rural carriers. After receiving an order from the Iowa Utilities Board allowing Heartland until April 6, 2005, to implement LNP, Heartland has proceeded and this functionality was added as of January 25, 2005.

The effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal as of December 31, 2004. Given the short history for which intermodal porting has been available, however, the Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates.  HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

Triennial Review Order – In August 2003, the FCC published a review order proposing changes in rules developed under the provisions of the Telecommunications Act of 1996 Section 251(c)(3) which requires incumbent LECs to make elements of their networks available on an unbundled basis to new entrants at model-based rates. This order was immediately challenged by the United States Telecom Association (USTA) and several carriers. In April 2004, the Washington DC district court issued a ruling remanding the issue back to the FCC so that, for specific unbundled network elements (UNEs), incumbent LECs face reduced mandates to make their network available and CLECs face reduced opportunities or increased costs in obtaining network from the incumbent with whom they compete. Accordingly, in August 2004, the FCC released an NPRM with transitional rules for elimination of UNEs and adopted final rules on December 15, 2004. HickoryTech’s CLEC, Crystal Communications, predominately uses its own network and has not made extensive use of the type of network elements addressed in the ruling. While HickoryTech cannot fully quantify the impact of this issue, the FCC orders are not expected to have a material impact on Crystal’s business.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-Looking Statements

This report on Form 10-K and other documents filed by HickoryTech under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. A word such as expects, anticipates, intends, plans, believes, seeks, estimates and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause HickoryTech’s actual results to differ materially from such statements.

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

•             HickoryTech’s ability to effectively manage its growth, including, without limitation, HickoryTech’s ability to (i) integrate the operations of Crystal into HickoryTech’s operations, (ii) manage NIBI’s development of and migration to SuiteSolution as its primary software platform for billing and customer care management, (iii) achieve projected economies of scale and cost savings, (iv) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses, (v) conform with existing debt covenants and negotiate new debt facilities which conform with evolving business plans, (vi) implement necessary internal controls and retain and attract key personnel and (vii) identify future acquisition opportunities for growth.

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

•                                Adjustments to the allowance for doubtful accounts due to changes in management’s assessment as to the Company’s ability to collect on accounts receivable and adjustments to inventory reserves due to changes in management’s assessment as to the value of the Company’s inventory.

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

•                                Stock market volatility which may affect the stock price and the ability to fund the future expansion and operations through a public stock offering.

•                                Other risks and uncertainties which may affect the operating results.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from six months to forty-two months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2004, HickoryTech’s interest expense would have increased $170,000 in 2004.

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rule 13a – 15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated March 3, 2005

John E. Duffy	David A. Christensen
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hickory Tech Corporation:

We have completed an integrated audit of Hickory Tech Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hickory Tech Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 3, 2005

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollars in Thousands, Except Per Share Amounts)

	2004	2003	2002
OPERATING REVENUES:
Telecom Sector	$76,097	$75,346	$71,108
Information Solutions Sector	2,710	3,199	4,249
Enterprise Solutions Sector	11,708	14,347	15,781
TOTAL OPERATING REVENUES	90,515	92,892	91,138

COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	8,211	10,216	10,638
Cost of Services, excluding Asset Impairment,
Depreciation and Amortization	33,625	33,471	32,998
Selling, General and Administrative Expenses, excluding
Depreciation and Amortization	14,723	13,159	14,408
Asset Impairment	—	—	316
Depreciation	15,589	14,870	13,567
Amortization of Intangibles	946	997	1,642
TOTAL COSTS AND EXPENSES	73,094	72,713	73,569

OPERATING INCOME	17,421	20,179	17,569

OTHER INCOME/(EXPENSE):
Equity in Net Income/(Loss) of Investees	—	9	(25)
Interest and Other Income	61	53	345
Interest Expense	(4,613)	(6,103)	(7,405)
TOTAL OTHER INCOME (EXPENSE)	(4,552)	(6,041)	(7,085)
INCOME BEFORE INCOME TAXES	12,869	14,138	10,484
INCOME TAX PROVISION	5,205	5,683	4,249
INCOME FROM CONTINUING OPERATIONS	7,664	8,455	6,235
DISCONTINUED OPERATIONS (Note 3)
Loss from Operations of Discontinued Component
Including Loss on Disposal of $25,642 in 2003	(125)	(23,087)	(38,692)
Income Tax Benefit	(51)	(1,857)	(15,830)
LOSS ON DISCONTINUED OPERATIONS	(74)	(21,230)	(22,862)

NET INCOME/(LOSS)	$7,590	$(12,775)	$(16,627)

Basic Earnings Per Share - Continuing Operations:	$0.59	$0.61	$0.44
Basic Loss Per Share - Discontinued Operations:	(0.01)	(1.53)	(1.63)
	$0.58	$(0.92)	$(1.19)
Dividends Per Share	$0.44	$0.44	$0.44
Weighted Average Common Shares Outstanding	12,993,280	13,934,178	14,023,645

Diluted Earnings Per Share - Continuing Operations:	$0.59	$0.61	$0.44
Diluted Loss Per Share - Discontinued Operations:	(0.01)	(1.53)	(1.62)
	$0.58	$(0.92)	$(1.18)
Weighted Average Common and Equivalent Shares Outstanding	13,025,637	13,961,282	14,075,684

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(Dollars in Thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$257	$278
Receivables, Net of Allowance for Doubtful Accounts of $1,256 and $1,283	9,892	9,984
Income Taxes Receivable	204	2,838
Costs in Excess of Billings on Contracts	927	934
Inventories	3,182	4,453
Deferred Income Taxes	1,430	1,057
Prepaid Expenses	1,185	1,108
Other	1,214	1,389
TOTAL CURRENT ASSETS	18,291	22,041
INVESTMENTS	4,371	6,710
PROPERTY, PLANT AND EQUIPMENT	246,341	230,490
LESS ACCUMULATED DEPRECIATION	131,649	116,487
PROPERTY, PLANT AND EQUIPMENT, NET	114,692	114,003
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	387	481
Financial Derivative Instrument	2,501	2,515
Deferred Costs and Other	3,209	4,876
TOTAL OTHER ASSETS	31,183	32,958
TOTAL ASSETS	$168,537	$175,712
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$1,680	$1,001
Accounts Payable	4,065	3,771
Accrued Expenses	3,202	3,243
Accrued Interest	76	41
Billings in Excess of Costs on Contracts	260	73
Advanced Billings and Deposits	2,898	3,040
Current Maturities of Long-Term Obligations	5,323	1,572
TOTAL CURRENT LIABILITIES	17,504	12,741
LONG-TERM OBLIGATIONS, Net of Current Maturities	97,661	118,040
DEFERRED INCOME TAXES	15,270	10,331
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,557	5,883
TOTAL LIABILITIES	136,992	146,995
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 13)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 2004, 13,057,106; 2003, 12,967,811	1,306	1,297
Additional Paid-In Capital	8,615	7,690
Retained Earnings	20,119	18,246
Accumulated Other Comprehensive Income	1,505	1,484
TOTAL SHAREHOLDERS’ EQUITY	31,545	28,717
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$168,537	$175,712

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$7,590	$(12,775)	$(16,627)
Adjustments to Reconcile Net Income/(Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	16,535	17,638	17,789
Intangible Asset Impairment	—	21,000	41,951
Long-Lived Asset Impairment	—	4,345	—
(Gain)/Loss on Sale of Assets	95	(3)	183
Loss on Disposal of Assets	—	632	—
Provision for Losses on Accounts Receivable	1,003	1,093	2,114
Deferred Income Taxes	4,602	4,817	(9,804)
Stock-Based Compensation	99	(160)	329
Employee Retirement Benefits and Deferred Compensation	905	412	471
Accrued Patronage Refunds	(357)	(555)	(583)
Equity in Net (Income)/Loss of Investees	—	(9)	25
Tax Benefit from Stock Option Transactions	11	17	118
Changes in Operating Assets and Liabilities Net of
Effects of Acquisitions and Dispositions:
Receivables	1,723	(1,234)	(254)
Inventories	1,270	310	(70)
Billings and Costs on Contracts	195	1,166	(676)
Accounts Payable and Accrued Expenses	557	(1,241)	(281)
Advance Billings and Deposits	(142)	95	161
Deferred Revenue and Employee Benefits	(232)	(105)	(310)
Other	1,018	1,306	131
Net Cash Provided By Operating Activities	34,872	36,749	34,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(16,612)	(13,570)	(16,674)
Redemption of Investments	2,600	4,144	100
Purchase of Intangible Asset	(9)	—	—
Proceeds from Sale of Wireless Business	—	16,246	—
Proceeds from Sale of Assets	53	159	243
Net Cash Provided By (Used In) Investing Activities	(13,968)	6,979	(16,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	679	1,001	—
Payments of Capital Lease Obligations	(710)	(588)	(480)
Borrowings on Credit Facility	2,000	11,250	2,950
Repayments on Credit Facility	(18,000)	(50,750)	(14,950)
Proceeds from Issuance of Common Stock	865	759	1,252
Dividends Paid	(5,717)	(6,150)	(6,170)
Stock Repurchase/Retirement	(42)	(846)	(1,072)
Net Cash Used In Financing Activities	(20,925)	(45,324)	(18,470)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21)	(1,596)	(134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,874	2,008
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257	$278	$1,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$4,669	$6,906	$7,682
Net Cash Paid (Refunded) for Income Taxes	$(2,094)	$(1,392)	$(230)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$81	$660	$618
Stock Consideration Received in Wireless Business Sale	$—	$12,207	$—

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/LOSS

Years Ended December 31

(Dollars in Thousands)

	Common Stock		Additional Paid - In Capital	Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity	Total Comprehensive Income(Loss)
	Shares	Amount
BALANCE, DECEMBER 31, 2001	13,935,308	$1,394	$6,254	$73,117	$—	$80,765

Stock Award Plan	43,931	4	295			299
Employee Stock Purchase Plan	24,777	2	297			299
Directors’ Stock Retainer Plan	2,282		30			30
Stock Options Exercised	63,796	6	696			702
Dividend Reinvestment Plan	19,535	2	249			251
Stock Repurchase	(105,700)	(10)	(54)	(1,008)		(1,072)
Stock Option Tax Benefit			118			118
Net Loss				(16,627)		(16,627)	$(16,627)
Dividends Paid				(6,170)		(6,170)
Total Comprehensive Loss							$(16,627)

BALANCE, DECEMBER 31, 2002	13,983,929	1,398	7,885	49,312	—	58,595

Stock Award Plan	23,193	2	(237)			(235)
Employee Stock Purchase Plan	27,763	3	256			259
Directors’ Stock Retainer Plan	6,811	1	74			75
Stock Options Exercised	24,387	2	227			229
Dividend Reinvestment Plan	25,625	3	268			271
Stock Repurchase	(84,970)	(8)	(218)	(619)		(846)
Stock Received in Wireless Sale	(1,038,927)	(104)	(582)	(11,522)		(12,207)
Stock Option Tax Benefit			17			17
Net Loss				(12,775)		(12,775)	$(12,775)
Dividends Paid				(6,150)		(6,150)
Other Comprehensive Income,
Net of Income Taxes					1,484	1,484	1,484
Total Comprehensive Loss							$(11,291)

BALANCE, DECEMBER 31, 2003	12,967,811	1,297	7,690	18,246	1,484	28,717

Stock Award Plan	2,253	—	35			35
Employee Stock Purchase Plan	22,017	2	190			192
Directors’ Stock Retainer Plan	5,764	1	63			64
Stock Options Exercised	37,985	4	391			395
Dividend Reinvestment Plan	24,575	2	276			278
Stock Repurchase	(3,299)	—	(42)			(42)
Stock Option Tax Benefit			12			12
Net Income				7,590		7,590	$7,590
Dividends Paid				(5,717)		(5,717)
Other Comprehensive Income,
Net of Income Taxes					21	21	21
Total Comprehensive Income							$7,611

BALANCE, DECEMBER 31, 2004	13,057,106	$1,306	$8,615	$20,119	$1,505	$31,545

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

Reclassifications – Certain reclassifications were made within the 2003 and 2002 revenue lines of the Telecom Sector to conform to the 2004 presentation.  These reclassifications had no impact on previously reported net income (loss), or shareholders’ equity or cash flows.

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

The components of property, plant and equipment are summarized as follows:

(Dollars in Thousands)

	2004	2003
ILEC Telephone Plant (Telecom Sector)	$174,056	$161,981
CLEC Telephone Plant (Telecom Sector)	58,311	55,102
Other Property and Equipment	13,974	13,407
Total	246,341	230,490
Less Accumulated Depreciation	131,649	116,487
Property, Plant and Equipment, Net	$114,692	$114,003

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant for the three years ended December 31, 2004, were 6.0%, 6.1%, and 6.1%.  All other property, plant and equipment is depreciated over estimated useful lives of three to twenty years, and buildings are depreciated over their estimated useful lives of thirty-nine years. Other property and equipment includes $81,000 and $660,000 of equipment acquired under capital leases in 2004 and 2003.  Amortization expense related to these capital leases was $667,000 and $558,000 in 2004 and 2003.   Accumulated amortization related to these leases was $1,814,000 and $1,147,000 in 2004 and 2003.

Cash Equivalents – Cash equivalents include short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments.

Investments – Investments include $3.6 million of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs) accounted for under the cost method of accounting.  This method requires HickoryTech to periodically evaluate whether a non-temporary decrease in value of the investment has occurred, and if so, to write this investment down to its net realizable value.

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

Inventories – Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.  Cost is determined on a first-in first-out (FIFO) basis. Reserves offset the cost of inventory to arrive at the net realizable value of the inventory.

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

Intangible Assets and Goodwill – HickoryTech adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill.  See Note 2 for a more detailed discussion of the intangible assets and goodwill.

Capitalized Software Costs – Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” HickoryTech capitalizes costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three years. During 2004, 2003 and 2002, HickoryTech capitalized $433,000, $144,000 and $2,439,000, respectively, of costs associated with software purchased or developed for internal use only. These software costs are included in property, plant and equipment, and amounted to $2,047,000 and $2,552,000 at December 31, 2004 and 2003, respectively. These amounts are net of accumulated amortization of $2,137,000 and $1,199,000 at December 31, 2004 and 2003, respectively. Amortization expense relating to these costs amounted to $938,000 and $788,000 in 2004 and 2003, respectively.

Software costs associated with software that is developed or purchased for external sale or license are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” HickoryTech capitalizes costs related to such software when technological feasibility has been established and continues capitalization until the product becomes available for general release to customers. These software costs are included in other non-current assets, and amounted to $432,000 and $1,275,000 at December 31, 2004 and 2003, respectively. These amounts are net of accumulated amortization of $3,494,000 and $2,651,000 at December 31, 2004 and 2003, respectively. In accordance with SFAS No. 86, which states that annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on, capitalized software costs are amortized on a straight-line, product-by-product basis over the estimated economic lives of the product, which are currently three and four years.  Amortization expense relating to these costs amounted to $843,000 in 2004 and $895,000 in 2003.

Comprehensive Income – HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income (loss), HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges.

Advertising Expense – Advertising is expensed as incurred. Advertising expense charged to operations was $1,104,000, $935,000 and $926,000 in 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
Weighted Average Shares Outstanding	12,993,280	13,934,178	14,023,645
Stock Options	24,852	18,809	39,916
Stock Subscribed (ESPP)	7,505	8,295	12,123
Total Dilutive Shares Outstanding	13,025,637	13,961,282	14,075,684

Options to purchase 402,050 shares as of December 31, 2004, 481,698 shares as of December 31, 2003 and 249,800 shares as of December 31, 2002 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Dividends per share is based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Stock Compensation – At December 31, 2004, HickoryTech had four stock-based employee compensation plans, which are described more fully in Note 6.  HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans. See Note 12 for guidance relating to SFAS No 123(R), Share-Based Payment, which supersedes Accounting Principles Board Opinion No. 25.  If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options (see Note 6):

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Reported Net Income/(Loss)	$7,590	$(12,775)	$(16,627)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	59	(96)	196
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(278)	(165)	(533)
Pro Forma Net Income/(Loss)	$7,371	$(13,036)	$(16,964)

Earnings per share:
Basic - as reported	$0.58	$(0.92)	$(1.19)
Basic - pro forma	$0.57	$(0.94)	$(1.21)

Diluted - as reported	$0.58	$(0.92)	$(1.18)
Diluted - pro forma	$0.57	$(0.94)	$(1.20)

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that an impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of their reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in their discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

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

As of December 31, 2002, HickoryTech completed its annual impairment test for FCC licenses using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in the determination of a total pre-tax impairment charge of $41,635,000 in the fourth quarter of 2002 in the Telecom Sector. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors included declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market.

HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. As of December 31, 2004 and 2003, HickoryTech completed its annual impairment tests for acquired goodwill using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test.

The carrying value of HickoryTech’s goodwill is $25,086,000 as of December 31, 2004 and 2003.

The components of HickoryTech’s intangible assets are as follows:

	As of December 31, 2004		As of December 31, 2003
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers	$821	$442	$821	$340
Other Intangibles	109	101	100	100
Total	$930	$543	$921	$440

During 2002, HickoryTech wrote down the carrying value of an intangible asset relating to an agreement to develop a wireless DSL operation that also entitled HickoryTech to receive a share of future revenues generated from the wireless DSL operations.  The asset impairment write-down was taken because of the bankruptcy of the third-party network provider and HickoryTech did not believe that the agreement would result in future cash flows from the revenue sharing agreement. The $316,000 charge resulting from the asset impairment write-down was recorded as a charge to operations of HickoryTech’s Telecom Sector and is reported as “Asset Impairment” in the consolidated statement of operations for the year ended December 31, 2002.

Amortization expense related to the definite-lived intangible assets for 2004, 2003 and 2002 was $103,000, $103,000, and $466,000, respectively.  Amortization expense for the five years subsequent to 2004 is as follows: 2005 - $104,000; 2006 - $104,000; 2007 - $104,000; 2008 - $74,000 and 2009 - $1,000.

NOTE 3 – ACQUISITIONS, DISPOSITIONS and DISCONTINUED OPERATIONS

Sale of Wireless Operations (Discontinued Operations):

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

In connection with the determination by management in the third quarter of 2003 that it would pursue the sale of its wireless operations and that the selling price would likely be less than the current carrying value of the wireless net assets, the Company completed an impairment test in the third quarter of 2003 for the FCC licenses pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management estimated the fair value of the FCC licenses using a discounted cash flow technique consistent with the method used by the Company in performing its most recent impairment analysis at December 31, 2002. As a result of this assessment, management determined that the FCC licenses were impaired and recorded an impairment charge of approximately $21,000,000 ($18,638,000 after-tax) in the third quarter of 2003 (see Note 2). This impairment charge is recorded as a component of the loss on discontinued operations in HickoryTech’s consolidated statement of operations for the year ended December 31, 2003. HickoryTech believes that the decline in the fair value of its FCC licenses was due principally to the rapid pace of technological change being undertaken by the major wireless service providers to adopt new protocols (i.e. GSM or CDMA) and potentially move away from HickoryTech’s current primary protocol called TDMA, which greatly hindered HickoryTech’s position in finding a future roaming partner. Other factors included declining roaming revenues, increasing price competition, and the protracted downturn in the wireless market. The FCC licenses were tested for impairment on an aggregate basis, which was consistent with HickoryTech’s management of the wireless business.

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

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Revenues	$—	$14,341	$15,449
Income (Loss) Before Income Taxes	$(125)	$(23,087)	$(38,692)

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of HickoryTech’s long-term obligations, after deducting current maturities, is estimated to be $97,708,000 at December 31, 2004 and $125,088,000 at December 31, 2003, compared to carrying values of $97,662,000 and $118,040,000 respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets.

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

Business segment information for the years ended December 31, 2004, 2003 and 2002 is as follows.

BUSINESS SEGMENT DATA

Years Ended December 31

(Dollars in Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	Consolidated
2004
Revenue from Unaffiliated Customers	$76,097	$2,710	$11,708	$—	$90,515
Intersegment Revenues	275	4,346	—	(4,621)	—
Total	76,372	7,056	11,708	(4,621)	90,515

Depreciation and Amortization	13,752	2,556	171	56	16,535
Operating Income/(Loss)	22,509	(2,799)	(1,901)	(388)	17,421
Interest Expense	101	55	—	4,457	4,613
Income Taxes	9,076	(1,152)	(770)	(1,949)	5,205
Income/(Loss) from Continuing Operations	13,352	(1,692)	(1,131)	(2,865)	7,664
Income/(Loss) from Discont. Operations Including Intersegment Revenues	(74)	—	—	—	(74)
Net Income (Loss)	13,278	(1,692)	(1,131)	(2,865)	7,590
Identifiable Assets	146,415	5,760	7,879	8,483	168,537
Capital Expenditures	16,100	486	24	2	16,612

(Dollars in Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	Consolidated
2003
Revenue from Unaffiliated Customers	$75,346	$3,199	$14,347	$—	$92,892
Intersegment Revenues	275	3,203	—	(3,478)	—
Total	75,621	6,402	14,347	(3,478)	92,892
					—
Depreciation and Amortization	13,160	2,376	246	85	15,867
Operating Income/(Loss)	25,095	(3,576)	(1,358)	18	20,179
Equity in Net Income/(Loss) of Investees	—	9	—	—	9
Interest Expense	13	86	—	6,004	6,103
Income Taxes	10,662	(1,198)	(569)	(3,212)	5,683
Income/(Loss) from Continuing Operations	14,941	(2,329)	(818)	(3,339)	8,455
Income/(Loss) from Discont. Operations Including Intersegment Revenues	(22,897)	605	—	1,062	(21,230)
Net Income/(Loss)	(7,956)	(1,724)	(818)	(2,277)	(12,775)
Identifiable Assets	145,753	7,773	7,939	14,247	175,712
Capital Expenditures	10,719	161	201	156	11,237

2002
Revenue from Unaffiliated Customers	$71,108	$4,249	$15,781	$—	$91,138
Intersegment Revenues	274	3,154	—	(3,428)	—
Total	71,382	7,403	15,781	(3,428)	91,138
					—
Asset Impairment	316	—	—	—	316
Depreciation and Amortization	12,326	2,403	263	217	15,209
Operating Income/(Loss)	22,679	(3,289)	(12)	(1,809)	17,569
Equity in Net Income of Investees	—	(25)	—	—	(25)
Interest Expense	20	62	—	7,323	7,405
Income Taxes	9,591	(1,150)	(29)	(4,163)	4,249
Income/(Loss) from Continuing Operations	13,617	(2,131)	(41)	(5,210)	6,235
Income/(Loss) from Discont. Operations Including Intersegment Revenues	(24,164)	477	—	825	(22,862)
Net Income/(Loss)	(10,547)	(1,654)	(41)	(4,385)	(16,627)
Identifiable Assets	151,066	6,604	9,914	18,559	186,143
Investment in Equity Method Investees	—	36	—	—	36
Capital Expenditures	9,600	2,472	95	214	12,381

The Telecom Segment Identifiable Assets, Property, Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business, which is reported as a discontinued operation:

	For Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Identifiable Assets	$—	$—	$54,068
Capital Expenditures	$—	$2,333	$4,293

NOTE 6 – STOCK COMPENSATION

Employee Stock Purchase Plan:

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which the shares can be purchased is 85% of the lower fair market value for such shares on two specified dates in each plan year. As of December 31, 2004 and 2003, there were 900,000 common shares reserved for this plan and 591,244 shares and 613,261 shares, respectively, still available for issuance. At December 31, 2004, employees had subscribed to purchase approximately 23,000 shares in the current plan year ending August 31, 2005. At December 31, 2003, employees had subscribed to purchase approximately 26,000 shares in the plan year ended August 31, 2004.

Director Grants and Purchase Plan:

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors receive $5,000 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2004, there were 300,000 common shares reserved for this plan and 254,542 shares still available for future issuance.

Non-Employee Director Stock Option Plan:

HickoryTech also offers a directors’ stock option plan to attract and retain outside directors. The plan provides for each outside director to receive fully vested options to purchase 5,000 shares of common stock of HickoryTech at an exercise price equal to the fair market value of the common stock on a date as specified in the plan if HickoryTech meets pre-established financial objectives. The options may be exercised no later than ten years after the date of grant. As of December 31, 2004, there were 300,000 common shares reserved for this plan and 81,000 shares available for future grants.

Stock Award Plan:

HickoryTech’s stock award plan provides for the granting of non-qualified stock options and stock awards to employees.  The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. In addition, for one component of the plan, HickoryTech utilizes a trust account for the funding of long-term performance awards which were issued until 2003. In 2004, 2003 and 2002, HickoryTech paid cash of $23,121, $204,000 and $184,000 for its common stock shares and issued shares of 2,053, 22,393 and 12,722 in  2004, 2003 and 2002, respectively, to a trust for the benefit of certain key employees.  The stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2004, there were 1,750,000 common shares reserved for this plan and 999,846 shares available for future grants.

In 2002, HickoryTech’s Board of Directors modified the terms of the stock options of a retiring officer.  The modification extended the period after retirement during which the officer can exercise his vested options.  This modification resulted in HickoryTech recognizing $173,000 of compensation expense during the first quarter of 2003. During the third quarter of 2003, the Board of Directors extended the period during which this option holder could exercise his vested options to December 31, 2004. This extension did not result in any additional compensation charges.

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

(Dollars in Thousands, Except Per Share Amounts)

	2004	2003	2002
Pro Forma Net Income/(Loss)	$7,371	$(13,036)	$(16,964)
Pro Forma Basic EPS	$0.57	$(0.94)	$(1.21)
Pro Forma Diluted EPS	$0.57	$(0.94)	$(1.20)
Volatility	37.1%	36.7%	36.0%
Dividend Yield	3.8%	5.2%	3.3%
Risk-Free Interest Rates	3.9%	3.8%	4.7%
Expected Life in Years	7	7	7

A summary of the stock option activity of the plans is as follows:

	Shares			Weighted Average Exercise Price
	2004	2003	2002	2004	2003	2002
Outstanding at Beginning of Year	595,798	554,335	482,181	$13.01	$13.60	$13.37
Granted	88,950	103,250	137,450	9.87	8.90	13.29
Exercised	(37,985)	(24,387)	(63,796)	16.21	9.41	11.01
Forfeited	(97,698)	(37,400)	(1,500)	13.42	12.86	19.08
Outstanding at End of Year	549,065	595,798	554,335	$12.86	$13.01	$13.60
Exercisable at End of Year	412,386	455,356	384,377	$13.47	$13.50	$13.61
Weighted Average Fair Value of Options Granted During the Year	$3.31	$2.16	$4.25

The following table provides certain information with respect to stock options outstanding at December 31, 2004:

Range of Exercise Prices	Stock Options Outstanding	Average Exercise Price	Average Remaining Contractual Life
$8.00 - $12.00	222,015	$10.14	7.8 years
$12.00 - $16.00	261,550	13.85	6.1 years
$16.00 - $21.00	65,500	18.16	6.2 years
	549,065	$12.86	6.8 years

The following table provides certain information with respect to stock options exercisable at December 31, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$8.00 - $12.00	105,336	$9.55
$12.00 - $16.00	241,550	13.91
$16.00 - $21.00	65,500	18.16
	412,386	$13.47

All stock options granted in 2004, 2003 and 2002 had an exercise price equal to the fair market value of HickoryTech’s common stock on the date of grant.

Other stock award activity is as follows:

	2004	2003	2002
Stock Awards Granted	200	800	10,984
Weighted Average Fair Value of Stock Awards Granted During the Year	$11.87	$11.03	$14.97

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

Stock compensation expense (benefit) for 2004, 2003 and 2002 was $99,000, ($160,000) and $329,000 respectively, for all stock compensation plans.

NOTE 7 – DEBT AND OTHER OBLIGATIONS

Long-term debt:

(Dollars in Thousands)	2004	2003

Credit Facility, Average 4.0%, maturing in varying amounts through 2009	$102,500	$118,500
Capitalized Lease Obligations, Interest at 6.7%, maturing October 2006	484	1,112

Total	102,984	119,612
Less Current Maturities	5,323	1,572
Long-Term Obligations	$97,661	$118,040

Long-term obligations consist of the following:

Credit Facility Obligations:

HickoryTech has a $118,813,000 credit facility with a syndicate of banks. The credit facility is comprised of a $107,813,000 revolving credit component and an $11,000,000 term loan component.  The available line of credit on the $107,813,000 revolving credit component began decreasing in increments beginning in March 2004, and has a final maturity date in September 2008.  Since HickoryTech still has $16,313,000 of available revolving credit, payments are not scheduled to begin until December 2005. The revolving credit expires as follows:  2005 - $20,313,000 and 2006 to 2008 - $87,500,000. The term loan requires equal quarterly principal payments of $250,000 during the period March 2001 to December 2008, and $7,000,000 in the first quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates.  The weighted average interest rate was 4.0% and 4.1% at December 31, 2004 and 2003, respectively. The term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $357,000 in 2004, $555,000 in 2003 and $583,000 in 2002. As of December 31, 2004, HickoryTech had drawn $102,500,000 on this credit facility, comprised of $11,000,000 in term loan and $91,500,000 in revolving credit, and had $16,313,000 of available borrowing capacity of the revolving credit component. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capitalization.

Annual requirements for principal payments for the years subsequent to 2004 are as follows: 2005 - $5,000,000; 2006 - $27,562,000; 2007 - $33,813,000; 2008 - $29,125,000 and 2009 - $7,000,000.

Capital Lease Obligations:

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. HickoryTech has recorded the present value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $587,000 and $1,173,000 ($2,401,000 and $2,320,000 asset, net of accumulated depreciation of $1,814,000 and $1,147,000) as of December 31, 2004 and 2003. Capital leases are part of property, plant and equipment on the balance sheet. Annual requirements for future lease payments under this capital lease are as follows:

Year	Annual Lease Payments

2005	$339,000
2006	168,000
Total Minimum Lease Payments	507,000
Amount Representing Interest	(23,000)
Present Value of Minimum Lease Payments	484,000
Less Current Portion	(323,000)
Long-Term Lease Obligation	$161,000

Operating Lease Commitments:

HickoryTech owns most of its major facilities, but does lease certain office space, land and equipment under principally noncancelable operating leases.  Rental expense was $1,082,000 in 2004, $998,000 in 2003 and $1,179,000 in 2002. At December 31, 2004, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2005 - $1,090,000; 2006 - $765,000; 2007 - $327,000; 2008- $307,000; 2009 - $277,000 and thereafter - $438,000.

NOTE 8 – EMPLOYEE RETIREMENT BENEFITS

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. HickoryTech contributes up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution.  HickoryTech contributions and costs for the retirement savings plan were $1,007,000 in 2004, $1,053,000 in 2003 and $1,050,000 in 2002.

In addition to providing retirement savings benefits, HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities.

(Dollars in Thousands)	2004	2003
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$9,257	$5,230
Service Cost	362	211
Interest Cost	508	360
Amendments	—	—
Medicare Part D Subsidy	(826)	—
Actuarial (Gain)/Loss	(1,036)	3,589
Benefits Paid	(184)	(133)
Benefit Obligation at End of Year	$8,081	$9,257

Change in Plan Assets
Fair Value of Assets at Beginning of Year	$—	$—
Actual Return on Assets	—	—
Employer Contribution	184	133
Distributions	(184)	(133)
Fair Value of Assets at End of Year	$—	$—

Reconciliation of Funded Status
Funded Status	$(8,081)	$(9,257)
Unrecognized Net Actuarial (Gain)/Loss	3,685	5,755
Unrecognized Transition Obligation/(Asset)	480	540
Unrecognized Prior Service Cost	(84)	(95)
Net Amount Recognized	$(4,000)	$(3,057)

	2004	2003	2002
Components of Net Periodic Benefit Cost
Service Cost	$362	$211	$174
Interest Cost	508	360	330
Expected Return on Plan Assets	—	—	—
Amortization of Transition Obligation/(Asset)	60	60	60
Amortization of Prior Service Cost	(11)	(11)	(12)
Recognized Net Actuarial (Gain)/Loss	208	97	85
Net Periodic Benefit Cost	$1,127	$717	$637

Weighted-Average Discount Rate Assumption as of December 31:
Used to Determine the Post-Retirement Expense	6.50%	7.00%	7.00%
Used to Determine the Benefit Obligation	5.75%	6.25%	7.00%

Health Care Trend Rates for Year-Ending December 31, 2003

Year	Trend
2005-2006	8.00%
2006-2007	7.50%
2007-2008	7.00%
2008-2009	6.50%
2009-2010	6.00%
2010-2011	5.50%
2011-2012	5.00%
2012+	4.50%

Effective of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease

Accum. Post-Retirement Benefit Oblig. as of December 31, 2004
Dollar	$1,360	$(1,097)
Percentage Change in Retiree Medical	16.83%	-13.58%

Service Cost and Interest Cost for Fiscal 2004
Dollar	$191	$(148)
Percentage Change in Retiree Medical	21.90%	-17.03%

The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 8% in 2005, and decreases 0.5% each year until it reaches 4.5% in 2012 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten year history of the Company’s self-funded medical benefits plan, and provide results unique to the Company’s philosophy of controlling rising medical costs. This has resulted in the Company consistently having lower increases in health care costs than the national averages. An increase of one-percentage point in the assumed health care cost trend would increase the accumulated post-retirement benefit obligation at December 31, 2004 by $1,360,000. A decrease of one-percentage point in the assumed health care cost trend would decrease the accumulated post-retirement benefit obligation at December 31, 2004 by $1,097,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which requires current recognition of the federal subsidy that employers may receive for providing prescription drug coverage to retirees.  Based on its current understanding of the Act, HickoryTech believes that a substantial portion of the prescription drug benefits provided under its post-retirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D.  Consequently, the Company remeasured its accumulated post-retirement benefit obligation (APBO) as of June 30, 2004, to account for the federal subsidy.  The related reduction in APBO was deemed to be significant as of the remeasurement date and the Company has recognized a decrease in the net periodic cost for the last two quarters of fiscal 2004 of $54,000.  As of December 31, 2004, the reduction in the APBO due to the Subsidy was $762,000.

NOTE 9 – INCOME TAXES

The income tax provision (benefit) for operations for the years ended December 31, 2004, 2003 and 2002 include the following components:

(Dollars in Thousands)	2004	2003	2002

Current Income Taxes:
Federal	$430	$(793)	$(1,895)
State	122	(198)	118
Deferred Income Taxes:
Federal	3,602	3,963	(6,987)
State	1,000	854	(2,817)
Total Income Tax Provision	$5,154	$3,826	$(11,581)

Income tax expense is included in the financial statements as follows:

(Dollars in Thousands)	2004	2003	2002

Continuing Operations	$5,205	$5,683	$4,249
Discontinued Operations	(51)	(1,857)	(15,830)
Total Income Tax Provision	$5,154	$3,826	$(11,581)

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in Thousands)	2004	2003
Tax Liabilities:
Depreciation and Property, Plant and Equipment	$12,792	$11,925
Intangible Assets	4,602	4,238
Derivatives	996	1,031
Other	—	84
Gross Deferred Tax Liability	18,390	17,278

Tax Assets:
Deferred Compensation and Post-Retirement Benefits	2,156	1,937
Receivables and Inventories	1,070	616
Accrued Liabilities	269	441
Other	11	—
Federal Net Operating Loss	611	4,105
State Net Operating Loss	1,229	1,395
Alternative Minimum Tax Credits	409	150
Gross Deferred Tax Asset	5,755	8,644
Valuation Allowance	(1,205)	(640)
Net Deferred Tax Liability	13,840	9,274
Current Deferred Tax Asset	1,430	1,057
Net Non-Current Deferred Tax Liability	$15,270	$10,331

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

HickoryTech has federal net operating loss carryforwards for tax purposes, available to offset future income, of approximately $1,800,000 at December 31, 2004. The Company also has state net operating loss carryforwards of approximately $21,000,000 and alternative minimum tax credit carryforwards of $409,000. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal and applicable state income tax laws. The federal net operating loss carryforwards expire in 2023. The state net operating loss carryforwards expire in varying amounts between 2018 and 2023. The alternative minimum tax credit carryforwards do not expire.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	2004	2003	2002
Statutory Tax Rate	34.0%	34.0%	35.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	5.8	5.1	6.0
Valuation Allowance	—	—	—
Other, Net	0.6	1.1	(0.5)
Effective Tax Rate	40.4%	40.2%	40.5%

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

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of six months to forty-two months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of the HickoryTech’s derivatives at December 31, 2004 and 2003 is a net asset of $2,501,000 and $2,515,000, respectively, which is included in other assets in the consolidated balance sheet.

NOTE 11 – REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.”

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

As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004.

The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech is recouping this revenue over the remaining eighteen months of the TS tariff, which began January 1, 2004. As of December 31, 2004 HickoryTech has recognized a recovery of $407,000 of the revenue.

In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $204,000 at December 31, 2004 and $611,000 at December 31, 2003. Similarly, HickoryTech recorded a liability for the amounts that were to be repaid to the NECA CCL pool with a balance of $0 at December 31, 2004 and $611,000 at December 31, 2003.

NOTE 12 – RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes FSP No. FAS 106 of the same name. FSP No. FAS 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), including the federal subsidy, and requires public companies to reflect the impact, if determinable and significant. The new Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. The retiree medical plan does provide prescription drug coverage. Final regulations on the determination of actuarial equivalence and the federal subsidy have yet to be issued; however, based on its current understanding of the Act, HickoryTech believes that the prescription drug benefits provided under its post-retirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D.  Consequently, the Company adopted FSP 106-2 and remeasured its accumulated post-retirement benefit obligation (APBO) as of June 30, 2004, to account for the federal subsidy.  As of December 31, 2004, the reduction in the APBO due to the Subsidy was $762,000. On January 21, 2005, the Department of Health and Human Services, Centers for Medicare & Medicaid Services, issued final federal regulations related to the federal subsidy. HickoryTech is currently evaluating the effects, if any, that these final rules may have on its future benefit costs and accumulated post-retirement benefit obligation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. HickoryTech is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations and plans to comply with final regulations when issued.

NOTE 13 – CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2004
(Dollars in thousands, except per share amounts)	4th	3rd	2nd	1st
Operating Revenues	$22,787	$22,177	$22,864	$22,687
Operating Income	$3,361	$4,305	$4,953	$4,802
Income from Continuing Operations	$1,318	$1,902	$2,283	$2,161
Loss from Disc. Ops., Net of Taxes	$—	$(15)	$—	$(59)
Net Income	$1,318	$1,887	$2,283	$2,102
Fully Diluted Earnings Per Share - Continuing Operations	$0.10	$0.15	$0.18	$0.17
Fully Diluted Loss Per Share - Discontinued Operations	$—	$—	$—	$(0.01)
	$0.10	$0.15	$0.18	$0.16
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

	2003
	4th	3rd	2nd	1st
Operating Revenues	$23,366	$23,077	$22,872	$23,577
Operating Income	$5,342	$4,980	$4,719	$5,138
Income from Continuing Operations	$2,399	$2,017	$1,922	$2,117
Income(Loss) from Disc. Ops., Net of Taxes	$42	$(22,090)	$588	$230
Net Income	$2,441	$(20,073)	$2,510	$2,347
Fully Diluted Earnings Per Share - Continuing Operations	$0.18	$0.14	$0.14	$0.15
Fully Diluted Earnings/(Loss) Per Share - Discontinued Operations	$—	$(1.58)	$0.04	$0.02
	$0.18	$(1.44)	$0.18	$0.17
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

The financial information presented above has been restated to reflect wireless operations as discontinued operations. The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in the reports it files or submits under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on the Company’s internal control over financial reporting is included herein on page 30.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 31.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Election of Directors,” “Compensation of Directors,” “Security Ownership of Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference. Disclosure relating to the audit committee financial expert found under the heading of “Audit Committee Report” in the Proxy Statement is also incorporated by reference.

HickoryTech has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, the Director of Regulatory Affairs, the Controller, the Manager of Internal Control, the Board of Directors and other appropriate personnel as identified.

Item 11.                 Executive Compensation.

Information as to executive compensation included under the headings of “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises and Fiscal Year-End Option Values,” “Long Term Incentive Plan Awards in Last Fiscal Year,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements” and “Compensation Committee Report on Executive Compensation,” in the Proxy Statement is incorporated by reference.

Item 12.                                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information as to beneficial ownership of more than five percent of HickoryTech’s common stock included under the heading “Beneficial Owners of Common Stock” of the Proxy Statement is incorporated by reference. The information as to security ownership of management included under the heading of “Security Ownership of Management” in the Proxy Statement is incorporated by reference.

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1):	549,065	$12.86	1,926,632

Equity compensation plans not approved by security holders:	—	—	—

Total	549,065	$12.86	1,926,632

(1)           - Includes the Company’s Employee Stock Purchase Plan, Directors’ Stock Retainer Plan, Directors’ Stock Option Plan and    Stock Award Plan.

Item 13.                 Certain Relationships and Related Transactions.

HickoryTech does not know of any matter required to be reported under this item.

Item 14.                 Principal Accountant Fees and Services.

The information under the heading Independent Registered Public Accounting Firm in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.           Exhibits and Financial Statement Schedule.

(a)           List of Documents Filed as a Part of this Report

1. Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations* Years Ended December 31, 2004, 2003, and 2002
Consolidated Balance Sheets* December 31, 2004 and 2003
Consolidated Statements of Cash Flows* Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Shareholders’ Equity and Comprehensive Income/Loss* Years Ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements*
Selected Financial Data

*Addressed by Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

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

Exhibit	Description

3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-Q dated May 6, 1999)
3(b)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3(b) to the registrant’s Form 8-K filed February 22, 2005)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Hickory Tech Corporation (Incorporated by reference to Exhibit 3(c) to the registrant’s Form 10-K dated March 29, 2000)
4(a)	Shareholder Rights Agreement (Incorporated by reference to Exhibit 1 to the registrant’s Form 8-A dated March 9, 1999)

Exhibit	Description
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
10(e) †

Change in Control Agreement dated June 25, 1998, between registrant and Jon L. Anderson, David A. Christensen, John W. Finke and Mary T. Jacobs (Incorporated by reference to Exhibit 10(e) to the registrant’s Form 10-K dated March 29, 2000)

10(g) †	Hickory Tech Corporation Directors’ Stock Option Plan Amended and Restated February 5, 2003 (Incorporated by reference to Exhibit 10(g) to the registrant’s Form 10-K filed March 9, 2004)
10(h) †	Employment Agreement dated January 1, 1993, between registrant and Robert D. Alton, Jr. (Incorporated by reference to Exhibit 10(h) to the registrant’s Form S-8 dated May 11, 1993)
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

10(q) †	Summary of the Hickory Tech Corporation Long-Term Executive Incentive Program (Incorporated by reference to Exhibit 10(q) to the registrant’s Form 8-K filed February 22, 2005)
10(r)* †	Form of Stock Option Agreement Used in Connection with Grants Under the 1993 Stock Award Plan

Exhibit	Description
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K dated March 9, 2004)
21*	Subsidiaries of Hickory Tech Corporation
23*	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith.

†              Management compensation plan or arrangement required to be filed as an exhibit.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and Board of Directors of

Hickory Tech Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 3, 2005 appearing in the 2004 Annual Report to Shareholders of Hickory Tech Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 3, 2005

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

	Years Ended December 31,
(In Thousands)	2004	2003	2002

Balance, at beginning of year	$1,283	$1,358	$1,231
Additions charged to income - Continuing Operations	1,003	726	1,835
Write-offs, net of recoveries - Continuing Operations	(1,030)	(719)	(1,360)
Discontinued Operations, Net	—	(82)	(348)

Balance, at end of year	$1,256	$1,283	$1,358

INVENTORY VALUATION RESERVE:

	Years Ended December 31,
(In Thousands)	2004	2003	2002

Balance, at beginning of year	$734	$827	$858
Additions charged to income	731	34	—
Reductions (1)	(33)	(127)	(31)

Balance, at end of year	$1,432	$734	$827

(1) Disposal of fully reserved inventory.

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Years Ended December 31,
(In Thousands)	2004	2003	2002

Balance, at beginning of year	$640	$470	$315
Additions charged to income	565	170	155
Reductions	—	—	—

Balance, at end of year	$1,205	$640	$470

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 3, 2005	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Starr J. Kirklin	March 3, 2005
Starr J. Kirklin, Chair

/s/ R. Wynn Kearney, Jr.	March 3, 2005
R. Wynn Kearney, Jr., Vice Chair

/s/ John E. Duffy	March 3, 2005
John E. Duffy
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	March 3, 2005
David A. Christensen, Secretary,
Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ Lyle T. Bosacker	March 3, 2005
Lyle T. Bosacker, Director

/s/ James H. Holdrege	March 3, 2005
James H. Holdrege, Director

/s/ Robert E. Switz	March 3, 2005
Robert E. Switz, Director

/s/ James W. Bracke	March 3, 2005
James W. Bracke, Director

(a majority of directors)