Form 10-Q
period 2005-03-31
HICKORY TECH CORP
filed 2005-05-05
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2005
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

The total number of shares of the registrant’s common stock outstanding as of March 31, 2005: 13,065,315.

HICKORY TECH CORPORATION

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended
(In Thousands Except Per Share Amounts)	3/31/2005	3/31/2004
OPERATING REVENUES:
Telecom Sector	$19,345	$19,426
Information Solutions Sector	488	966
Enterprise Solutions Sector	3,275	2,295
TOTAL OPERATING REVENUES	23,108	22,687
COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,268	1,509
Cost of Services, excluding Depreciation and Amortization	8,053	8,608
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	4,027	3,656
Depreciation	4,001	3,876
Amortization of Intangibles	237	236
TOTAL COSTS AND EXPENSES	18,586	17,885
OPERATING INCOME	4,522	4,802
OTHER INCOME/(EXPENSE):
Interest and Other Income	8	15
Interest Expense	(977)	(1,189)
TOTAL OTHER INCOME/(EXPENSE)	(969)	(1,174)

INCOME BEFORE INCOME TAXES	3,553	3,628
INCOME TAX PROVISION	1,437	1,467
INCOME FROM CONTINUING OPERATIONS	2,116	2,161
DISCONTINUED OPERATIONS (Note 4)
Loss from Operations of Discontinued Component	—	(99)
Income Tax Benefit	—	(40)
LOSS FROM DISCONTINUED OPERATIONS	—	(59)
NET INCOME	$2,116	$2,102

Basic Earnings Per Share - Continuing Operations:	$0.16	$0.17
Basic Loss Per Share - Discontinued Operations:	—	(0.01)
	$0.16	$0.16
Dividends Per Share	$0.12	$0.11
Weighted Average Common Shares Outstanding	13,059	12,970

Diluted Earnings Per Share - Continuing Operations:	$0.16	$0.17
Diluted Loss Per Share - Discontinued Operations:	—	(0.01)
	$0.16	$0.16
Weighted Average Common and Equivalent Shares Outstanding	13,091	13,020

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2005

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	3/31/2005	12/31/2004
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,258	$257
Receivables, Net of Allowance for Doubtful Accounts of $1,294 and $1,283	9,336	9,892
Income Taxes Receivable	—	204
Costs in Excess of Billings on Contracts	217	927
Inventories	3,163	3,182
Deferred Income Taxes	1,430	1,430
Prepaid Expenses	1,414	1,185
Other	837	1,214
TOTAL CURRENT ASSETS	17,655	18,291
INVESTMENTS	2,507	4,371
PROPERTY, PLANT AND EQUIPMENT	247,888	246,341
Less ACCUMULATED DEPRECIATION	135,432	131,649
PROPERTY, PLANT AND EQUIPMENT, NET	112,456	114,692
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	361	387
Financial Derivative Instruments	3,522	2,501
Deferred Costs and Other	2,852	3,209
TOTAL OTHER ASSETS	31,821	31,183
TOTAL ASSETS	$164,439	$168,537

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$—	$1,680
Accounts Payable	2,357	4,065
Accrued Expenses	3,462	3,202
Accrued Interest	75	76
Accrued Income Taxes	923	—
Billings in Excess of Costs on Contracts	202	260
Advanced Billings and Deposits	2,806	2,898
Current Maturities of Long-Term Obligations	8,171	5,323
TOTAL CURRENT LIABILITIES	17,996	17,504
LONG-TERM OBLIGATIONS, Net of Current Maturities	91,256	97,661
DEFERRED INCOME TAXES	15,677	15,270
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,606	6,557
TOTAL LIABILITIES	131,535	136,992
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares outstanding: 13,065,315 in 2005 and 13,057,106 in 2004	1,307	1,306
Additional Paid-In Capital	8,810	8,615
Retained Earnings	20,667	20,119
Accumulated Other Comprehensive Income	2,120	1,505
TOTAL SHAREHOLDERS’ EQUITY	32,904	31,545
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$164,439	$168,537

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

March 31, 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
(Dollars In Thousands)	3/31/2005	3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,116	$2,102
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	4,238	4,112
Gain on Sale of Assets	(4)	—
Stock-Based Compensation	22	35
Employee Retirement Benefits and Deferred Compensation	83	166
Accrued Patronage Refunds	(136)	(107)
Provision for Losses on Accounts Receivable	224	144
Changes in Operating Assets and Liabilities:
Receivables	1,459	3,208
Inventories	20	53
Billings and Costs on Contracts	651	729
Accounts Payable and Accrued Expenses	(1,450)	(764)
Advance Billings and Deposits	(92)	36
Deferred Revenue and Employee Benefits	(34)	(38)
Other	195	443
Net Cash Provided By Operating Activities	7,292	10,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(1,456)	(2,122)
Redemption of Investments	2,100	2,600
Proceeds from Sale of Assets	11	12
Net Cash Provided By Investing Activities	655	490

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(1,680)	(973)
Payments of Capital Lease Obligations	(123)	(213)
Repayments on Credit Facility	(4,750)	(9,250)
Borrowings on Credit Facility	1,000	1,000
Proceeds from Issuance of Common Stock	174	118
Dividends Paid	(1,567)	(1,426)
Net Cash Used In Financing Activities	(6,946)	(10,744)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,001	(135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	278

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,258	$143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$1,055	$1,236
Net Cash Paid (Refunded) for Income Taxes	$310	$(1,745)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$317	$—

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

MARCH 31, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Hickory Tech Corporation’s (HickoryTech) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 2. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the period increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

	For Three Months Ended
	3/31/2005	3/31/2004
Weighted Average Shares Outstanding	13,059,024	12,969,590
Stock Options (dilutive only)	17,691	37,350
Stock Subscribed (ESPP)	14,190	12,958
Total Dilutive Shares Outstanding	13,090,905	13,019,898

Options to purchase 476,000 and 406,433 shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2005 and 2004.

Shares Outstanding on Record Date	2005	2004
First Quarter (Feb. 15)	13,057,106	12,967,886

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.  HickoryTech paid dividends of $.12 per share for the first quarter of 2005 and $.11 per share for the first quarter of 2004.

During the first three months of 2005 and 2004, shareholders have elected to reinvest $66,000 and $67,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended March 31, 2005 and 2004 was $2,731,000 and $1,236,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Three Months Ended
(Dollars in Thousands)	3/31/2005	3/31/2004
Revenues	$—	$—

Loss Before Income Taxes	$—	$(99)

NOTE 5. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market. Cost is determined on a first-in first-out (FIFO) basis. Reserves offset the cost of inventory to arrive at the net carrying value of inventory, which is intended to approximate net realizable value.

NOTE 6. INTANGIBLE ASSETS

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

The carrying value of HickoryTech’s goodwill is $25,086,000 as of March 31, 2005 and December 31, 2004.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Amount	Amortization	Amount	Amortization

Definite-Lived Intangible Assets
Customers	$821	$467	$821	$442
Other Intangibles	109	102	109	101
Total	$930	$569	$930	$543

Amortization expense related to the definite-lived intangible assets for the three months ended March 31, 2005 and 2004 was $26,000 and $25,000, respectively. Total estimated amortization expense for the remaining nine months of 2005 and the five years subsequent to 2005 is as follows: 2005 (April 1 through December 31) - $78,000; 2006 - $104,000; 2007 - $104,000; 2008 - $74,000; 2009 - $1,000 and 2010 - $0.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods that begin after June 15, 2005. HickoryTech is currently assessing the impact of adopting SFAS 123(R), which may be material in future periods, to its consolidated results of operations and plans to comply with the regulations. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 10 of the Notes to Consolidated Financial Statements.

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

		Information	Enterprise	Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Eliminations	Consolidated
Three Months Ended 3/31/05
Operating Revenue from Unaffiliated Customers	$19,345	$488	$3,275	$—	$23,108
Intersegment Revenues	51	1,096	—	(1,147)	—
Total	19,396	1,584	3,275	(1,147)	23,108

Depreciation and Amortization	3,536	656	32	14	4,238
Operating Income (Loss)	5,764	(752)	(198)	(292)	4,522
Interest Expense	1	13	—	963	977
Income Taxes (Benefit)	2,333	(310)	(80)	(506)	1,437
Income (Loss) from Continuing Operations	3,432	(455)	(118)	(743)	2,116
Loss from Discontinued Operations Including Intersegment Revenues	—	—	—	—	—
Net Income (Loss)	3,432	(455)	(118)	(743)	2,116
Identifiable Assets	143,818	4,742	7,159	8,720	164,439
Property, Plant and Equip., Net	107,960	4,113	282	101	112,456
Capital Expenditures	1,372	84	—	—	1,456

Three Months Ended 3/31/04
Operating Revenue from Unaffiliated Customers	$19,426	$966	$2,295	$—	$22,687
Intersegment Revenues	69	1,047	—	(1,116)	—
Total	19,495	2,013	2,295	(1,116)	22,687

Depreciation and Amortization	3,407	639	51	15	4,112
Operating Income (Loss)	6,079	(706)	(376)	(195)	4,802
Interest Expense	3	13	—	1,173	1,189
Income Taxes (Benefit)	2,460	(290)	(152)	(551)	1,467
Income (Loss) from Continuing Operations	3,619	(426)	(224)	(808)	2,161
Income from Discontinued Operations Including Intersegment Revenues	(59)	—	—	—	(59)
Net Income (Loss)	3,560	(426)	(224)	(808)	2,102
Identifiable Assets	143,933	7,483	7,714	6,358	165,488
Property, Plant and Equip., Net	106,782	4,865	409	180	112,236
Capital Expenditures	2,121	1	—	—	2,122

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

At March 31, 2005, HickoryTech had four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2004. HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended
(Dollars in Thousands)	3/31/2005	3/31/2004

Reported Net Income	$2,116	$2,102
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)	(88)

Pro Forma Net Income	$2,065	$2,035

Earnings per share:
Basic - as reported	$0.16	$0.16
Basic - pro forma	$0.16	$0.16

Diluted - as reported	$0.16	$0.16
Diluted - pro forma	$0.16	$0.16

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

Interest Rate
(Dollars in Thousands)	Swap Agreement

Accumulated other comprehensive income balance at December 31, 2004	$1,505
Market value increase on interest rate swap agreement	615

Accumulated other comprehensive income balance at March 31, 2005	$2,120

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of three months to thirty-nine months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at March 31, 2005 and December 31, 2004 is a net asset of $3,522,000 and $2,501,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 12. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first quarter of 2005 and 2004.

	For Three Months Ended
(Dollars in Thousands)	3/31/2005	3/31/2004
Components of Net Periodic Benefit Cost
Service Cost	$92	$93
Interest Cost	115	131
Expected Return on Plan Assets	—	—
Amortization of Transition Obligation	15	15
Amortization of Prior Service Cost	(3)	(3)
Recognized Net Actuarial Loss	44	59
Net Periodic Benefit Cost	$263	$295

	3/31/2005
Employer’s Contributions
Contributions Made for the Three Months Ended 03/31/05	$48
Expected Contributions for Remainder of 2005	150
Total Estimated Employer Contributions for Fiscal Year 2005	$198

NOTE 13. REGULATORY ASSET AND LIABILITY

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

The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by the National Exchange Carrier Association (NECA). TIC was eliminated by reallocating the costs to the other access billing categories.

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

The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech is recouping this revenue over the remaining eighteen months of the TS tariff, which began January 1, 2004. As of March 31, 2005 HickoryTech has recognized a recovery of $509,000 of the revenue.

In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $102,000 at March 31, 2005 and $204,000 at December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and the Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995 on pages 28-29 of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

HickoryTech operates in three business segments: the Telecom, Information Solutions and Enterprise Solutions Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in incumbent LEC (local exchange carrier) territories owned by others. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it operates as a telecommunications, data and Internet Protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. HickoryTech also began its wireless operations in 1998 by acquiring its first wholly owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. HickoryTech sold the wireless operations on December 15, 2003. The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

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

INDUSTRY SEGMENTS

HickoryTech reports the business operations of Telephone, Communications Services, and Wireless Services as a single segment referred to as the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented. The other two business segments are the Information Solutions and Enterprise Solutions Sectors.

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

The Telecom Sector included the operations of MSWC, which was sold December 15, 2003. None of the remaining companies in the Telecom Sector experienced major changes in operations during 2005 or 2004.

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

HickoryTech companies are sometimes engaged in negotiation or renegotiation of arrangements for network interconnection with other carriers and contracts with various wireless service providers. Heartland and MCTC are presently involved in interconnection negotiations with another service provider.  Although such negotiations may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential revenue impact related to these negotiations.

Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and interexchange carriers. These relationships and regulation concerning them are discussed further in the regulated industry section of this Form 10-Q.

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

There is currently a multi-state incumbent LEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. The incumbent LEC industry in Minnesota has jointly filed a formal complaint with the Minnesota Public Utilities Commission regarding this dispute. As requested in the complaint, this matter was referred to the Office of Administrative Hearings for a contested case proceeding, which is currently in process. The parties have negotiated an interim arrangement which will place the complaint process in a “continuance” while a trial of a proposed resolution is conducted.

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

In December, 2004, the Federal Court of Appeals, 8th Circuit upheld an October 2003 ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of Voice over Internet Protocol (VoIP) based services in Minnesota. The issue of regulation of VoIP is also under consideration at the FCC.  In March, 2005 a Petition of Forbearance from requirements for payment of access charges by a VoIP provider was withdrawn by the initiator. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – In 2005, deregulation was granted to all Iowa companies for all services other than single line services with respect to rates. Previously, only companies with fewer than 15,000 access lines were unregulated. HickoryTech’s Iowa ILEC subsidiary has maintained less than 15,000 access lines so it has been and will remain unregulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2003, and established traffic sensitive interstate rates for the period from July 1, 2003 through June 30, 2005. HickoryTech ILEC companies participate in the NECA common line pool. In July of 2003, common line rates charged to interexchange carriers were reduced (to zero), and common line charges to end users were increased in accordance with an October 2001 FCC order (a/k/a MAG Plan). End User Common Line (EUCL) funds collected are pooled, and some of HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically. The rates will be adjusted in July, 2005 for the period of July 1, 2005 through June 30, 2006.

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

The FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making (FNPRM) requesting comments on various proposals for intercarrier compensation reform. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

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

The effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal as of March 31, 2005. Given the short history for which intermodal porting has been available, however, the Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates.  HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

Triennial Review Order — In August 2003, the FCC published a review order proposing changes in rules developed under the provisions of the Telecommunications Act of 1996 Section 251(c)(3) which requires incumbent LECs to make elements of their networks available on an unbundled basis to new entrants at model-based rates. This order was immediately challenged by the United States Telecom Association (USTA) and several carriers. In April 2004, the Washington DC district court issued a ruling remanding the issue back to the FCC so that, for specific unbundled network elements (UNEs), incumbent LECs face reduced mandates to make their network available and CLECs face reduced opportunities or increased costs in obtaining network from the incumbent with whom they compete. Accordingly, in August 2004, the FCC released a Notice of Public Rule Making (NPRM) with transitional rules for elimination of UNEs and adopted final rules on December 15, 2004. HickoryTech’s CLEC, Crystal Communications, predominately uses its own network and has not made extensive use of the type of network elements addressed in the ruling. While HickoryTech cannot fully quantify the impact of this issue, the FCC orders are not expected to have a material impact on Crystal’s business.

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

OPERATING REVENUES:

Consolidated operating revenues were $23,108,000, which is $421,000 or 1.9% higher in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in revenues in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 can be primarily attributed to a higher volume of business in the Enterprise Solutions Sector, as well as increased data service revenue in the Telecom Sector. These increases were partially offset by the decreased revenue from unaffiliated customers in the Information Solutions Sector and the decreased network access revenues in the Telecom Sector.

COST OF SALES, ENTERPRISE SOLUTIONS:

Cost of sales, which is related to the Enterprise Solutions Sector, was $2,268,000, which is $759,000 or 50.3% higher in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Gross profit margin was 30.7% in the first quarter of 2005 compared to 34.2% in the first quarter of 2004. The decrease in gross profit margin in the first quarter of 2005 compared to the first quarter of 2004 is largely the result of the increase in installation work. These margins are primarily affected by product mix sold.

COST OF SERVICES, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $555,000 or 6.4% in first quarter 2005 compared to first quarter 2004. This decrease was primarily due to greater wages and benefits in the first quarter of 2004 in the Information Solutions Sector and decreased Internet expense and long distance wholesale expense in the Telecom Sector. The wages and benefits in the Information Solutions Sector mentioned above were associated with a redeployment of personnel to selling, general and administrative cost centers in connection with management cost reduction actions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization increased $371,000 or 10.1% in first quarter 2005 compared to first quarter 2004. The primary reasons for the increase in first quarter 2005 compared to first quarter 2004 was the increased wages and benefits resulting from a redeployment of personnel from  cost of services cost centers in the Information Solutions Sector, as well as increased property taxes in the Telecom Sector.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $4,001,000, which is $125,000 or 3.2% higher in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in depreciation for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to an increase in the Telecom Sector’s network assets.

OPERATING INCOME:

Operating income was $4,522,000, which is $280,000 or 5.8% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in income from continuing operations was driven by the $759,000 increase in cost of sales and the $371,000 increase in selling, general and administrative expenses, both of which were described above. These expense increases were partially offset by the $555,000 decrease in cost of services and the $421,000 increase in operating revenues, both of which were also described above.

INTEREST EXPENSE:

Interest expense decreased $212,000 or 17.8% to $977,000 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in interest expense for the period was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $98,750,000 at March 31, 2005 and $110,250,000 at March 31, 2004.

INCOME TAXES:

The effective income tax rate of approximately 40.4% for first quarter 2005 and first quarter 2004 exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $2,116,000, which is $45,000 or 2.1% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The decrease in income from continuing operations was driven by the $759,000 increase in cost of sales, the $371,000 increase in selling, general and administrative expenses and the $125,000 increase in depreciation, all of which were described above. These expense increases were partially offset by the $555,000 decrease in cost of services, $421,000 increase in operating revenues and the $212,000 decrease in interest expense, all of which were also described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2005	3/31/2004

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,736	$3,731
Network Access	8,494	8,677
Data	570	522
Intersegment	51	69
Other	1,666	1,747
Total ILEC	14,517	14,746

CLEC
Local Service	889	929
Network Access	518	680
Data	618	381
Other	433	430
Total CLEC	2,458	2,420

Long Distance	1,142	1,228

Internet	1,071	995

Digital TV	208	106

Total Telecom Revenues	$19,396	$19,495

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$19,345	$19,426
Intersegment	51	69
	19,396	19,495

Cost of Services, excluding Depreciation and Amortization	7,412	7,480
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	2,684	2,529
Depreciation and Amortization	3,536	3,407
Operating Income	$5,764	$6,079

Income from Continuing Operations, Net of Tax	$3,432	$3,619
Loss from Discontinued Operations	—	(59)
Net Income	$3,432	$3,560

Capital Expenditures	$1,372	$2,121

ILEC Access Lines	59,612	62,242

CLEC Access Lines
Overbuild	10,466	10,131
Unbundled Network Element (UNE)	1,760	1,694
Total Service Resale (TSR)	1,797	2,504
Total	14,023	14,329

Long Distance Customers	44,423	41,695

Internet Customers	17,718	16,453

Total Telecom Customers	135,776	134,719

DSL Customers	11,337	8,324

Digital TV Customers	2,048	1,257

Telecom Sector operating revenues before intersegment eliminations were $19,396,000, which is $99,000 or 0.5% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The decrease in first quarter 2005 compared to first quarter 2004 was primarily due to decreased network access, offset by increased revenue from data and digital TV.

ILEC network access revenue was $8,494,000, which is $183,000 or 2.1% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The decrease in network access revenue in 2005 compared to 2004 was driven by the impact of carriers rerouting traffic, carrier billing interpretations and lower minutes of use. A combination of access reform, changing minutes of use (MOU), carriers rerouting traffic, and lower demand for dedicated lines may negatively impact future access revenues. HickoryTech’s ILEC operations establish traffic sensitive access rates bi-annually in accordance with required regulation. The Company expects further declines in network access revenues when these rates are adjusted in mid-2005. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years (see regulatory section).

ILEC data revenue was $48,000 or 9.2% higher in first quarter 2005 compared to first quarter 2004. The increase is the result of 2,270 more Digital Subscriber Line (DSL) customers at March 31, 2005 than at March 31, 2004.

ILEC other revenue was $81,000 or 4.6% lower in first quarter 2005 compared to first quarter 2004. 2005 is lower primarily because of a large paystation settlement received in 2004.

CLEC network access revenue was $162,000 or 23.8% lower in first quarter 2005 compared to first quarter 2004. This decrease was driven by a mandated rate decrease in June, 2004 for interstate traffic. A combination of access reform, changing MOUs, carriers rerouting traffic and lower demand for dedicated lines may negatively impact future access revenues.

CLEC data revenue was $237,000 or 62.2% higher in first quarter 2005 compared to first quarter 2004. The increase was caused primarily by an increase in residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet services to large business customers in 2004.

Long distance revenue was $86,000 or 7.0% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The lower revenue in 2005 was primarily due to the $125,000 of 2004 wholesale revenue received from a wireless carrier that discontinued their use of our long distance services in the second quarter of 2004. HickoryTech experienced a 2,728 or 6.5% increase in its long distance customer base between March 31, 2004 and March 31, 2005.

Internet revenue was $76,000, or 7.6% higher in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The increase in revenue was caused primarily by an increase in Internet customers of 1,265 or 7.7% between March 31, 2004 and March 31, 2005.

Digital TV was $102,000, or 96% higher in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was the result of the offering of digital TV in an additional community in the latter half of 2004, as well as an increase in penetration in the existing community.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization was $68,000 or 0.9% lower in the first quarter of 2005 compared to the first quarter of 2004. The decrease is primarily due to lower Internet expense of $117,000 due to lower costs associated with customers who have switched from dial-up Internet to broadband Internet. Another cause of the decrease of cost of services in first quarter 2005 compared to the first quarter 2004 was $107,000 of expense incurred in 2004 received from a wireless carrier that discontinued their use of our long distance services in the second quarter of 2004. These reductions were offset by increased long distance and commission expense.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization was $155,000 or 6.1% higher in the first quarter of 2005 compared to the first quarter of 2004.  This increase is primarily due to higher real estate tax expense as well as higher corporate allocations.

Depreciation and Amortization:

Depreciation and amortization were $3,536,000, which is $129,000 or 3.8% higher in the three months ended March 31, 2005 compared to the same period in 2004.  The increase in depreciation expense can be largely attributed to increased network infrastructure.

Operating and Net Income:

Operating income was $5,764,000, which is $315,000 or 5.2% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  Net income was $3,432,000, which is $128,000 or 3.6% lower in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  These decreases were driven by the $155,000 increase in selling, general and administrative expenses, $129,000 increase in depreciation and amortization and $99,000 decrease in revenue mentioned above, offset by the $68,000 decrease in cost of services, also mentioned above.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2005	3/31/2004
Revenues Before Eliminations
Unaffiliated Customers	$488	$966
Intersegment	1,096	1,047
	1,584	2,013
Cost of Services, excluding Depreciation and Amortization	1,381	1,886
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	299	194
Depreciation and Amortization	656	639

Operating Loss	$(752)	$(706)
Net Loss	$(455)	$(426)

Capital Expenditures	$84	$1

Revenues:

Operating revenues from unaffiliated customers decreased $478,000 or 49.5% in the first quarter 2005 compared to the first quarter 2004. $365,000 or 76.4% of this decrease was from a temporary customer that ended in second quarter 2004. The remaining decrease in unaffiliated customer revenues was primarily due to the loss of several customers and a decline in volume for many existing customers.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $505,000 or 26.8% in the first quarter 2005 compared to the first quarter 2004. The decrease is primarily due to greater wages and benefits in the first quarter of 2004 associated with a redeployment of personnel to selling, general and administrative cost centers in connection with management cost reduction actions.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization was $105,000 or 54.1% higher in the first quarter of 2005 compared to the first quarter of 2004. The increase was largely due to increased wages and benefits resulting from a redeployment of personnel from cost of services cost centers.

Operating and Net Loss:

Operating loss increased $46,000 or 6.5% in first quarter 2005 compared to first quarter 2004.  Net loss increased $29,000 or 6.8% in first quarter 2005 compared to first quarter 2004.  The increase in operating loss and net loss in first quarter 2005 compared to first quarter 2004 was primarily attributable to the decrease in revenues from unaffiliated customers and the increase in selling, general, and administrative expenses excluding depreciation and amortization, partially offset by the decrease in cost of services excluding depreciation and amortization.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended
(Dollars in Thousands)	3/31/2005	3/31/2004
Revenues Before Intersegment Eliminations
Installation	$1,387	$653
Service	1,888	1,642
	3,275	2,295
Cost of Sales	2,268	1,509
Cost of Services, excluding Depreciation And Amortization	375	325
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	798	786
Depreciation and Amortization	32	51

Operating Loss	$(198)	$(376)
Net Loss	$(118)	$(224)

Capital Expenditures	$—	$—

Revenues:

Operating revenues increased $980,000 or 42.7% in the first quarter of 2005 compared to the first quarter of 2004. Installation revenue increased $734,000 or 112.4% in the first quarter of 2005 compared to the first quarter of 2004. The increase in installation revenue in the first quarter of 2005 compared to the first quarter of 2004 was mainly the result of increased sales and installations in the small business system (SBS) and data product lines. SBS revenue increased by $281,000 and data revenue increased by $321,000 in the first quarter of 2005 compared to the first quarter of 2004. Sales in the SBS product line reflect an increased volume of small projects completed throughout the first quarter of 2005. Enterprise Solutions was awarded several large contracts that increased data revenue in the first quarter of 2005. Service revenue was $246,000 or 15.0% higher in the first quarter of 2005 compared to the first quarter of 2004. The increase in service revenue was primarily a result of an increase in sales in the Move/Add/Change Contract product line.

Cost of Sales:

Cost of sales increased $759,000 or 50.3% in the first quarter of 2005 compared to the first quarter of 2004. Gross profit margin was 30.7% in the first quarter of 2005 compared to 34.2% in the first quarter of 2004. The decrease in gross profit margin in the first quarter of 2005 compared to the first quarter of 2004 is largely the result of the increase in installation work. These margins are primarily affected by product mix sold.

Cost of Services, excluding Depreciation and Amortization:

Cost of services excluding depreciation and amortization increased $50,000 or 15.4% in the first quarter 2005 compared to the first quarter 2004. The increase is mainly the result of a $45,000 increase in the inventory valuation reserve in the first quarter of 2005. Due to the surplus of supplier inventory in the market and resultant decline in prices in this line of business over recent quarters, the Company recognizes that the value of its inventory is declining. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

Operating and Net Loss:

Operating loss decreased $178,000 in the first quarter 2005 compared to the first quarter 2004. Net loss decreased $106,000 in the first quarter 2005 compared to the first quarter 2004. The change between first quarter 2005 loss compared to the first quarter 2004 loss resulted primarily from the increase in operating revenues described above, partially offset by the increase in cost of products sold.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $7,292,000 in the first three months of 2005 compared to $10,119,000 in the first three months of 2004. Cash flows from operations in the first three months of 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in receivables offset by a decrease in accounts payable and accrued expenses. Cash flows from operations in the first three months of 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables.

Cash flows provided by investing activities were $655,000 in the first three months of 2005 compared to $490,000 for the same period in 2004. Capital expenditures were $1,456,000 during the first three months of 2005 as compared to $2,122,000 for the same period in 2004. First quarter 2005 capital expenditures were incurred primarily to provide additional network facilities in the Telecom Sector. Management expects capital expenditures in the remainder of 2005 to be approximately $22,000,000. Pursuant to conditions of its debt agreement, which allows the Company to reduce its equity investment in one of its lenders by an amount equal to 10% of the annual principal payments of the term loan component of its debt, the Company reduced its equity investment by $2,100,000 in the first three months of 2005 and $2,600,000 in the first three months of 2004.

Cash flows used in financing activities were $6,946,000 for the first three months of 2005 compared to $10,744,000 for the first three months of 2004. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $4,750,000 during the first three months of 2005, and $9,250,000 during the first three months of 2004. HickoryTech borrowed $1,000,000 on its revolving credit facility during the first three months of 2005 and 2004. Dividend payments for the first three months of 2005 were $1,567,000 compared to $1,426,000 for the same period in 2004.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was ($341,000) as of March 31, 2005, compared to working capital of $787,000 as of December 31, 2004. The ratio of current assets to current liabilities was 1.0 to 1.0 as of March 31, 2005 and 1.0 to 1.0 as of December 31, 2004.

LONG-TERM OBLIGATIONS- HickoryTech’s long-term obligations as of March 31, 2005 were $91,256,000, excluding current maturities of $8,171,000. As of March 31, 2005, HickoryTech had a $113,875,000 credit facility with a syndicate of banks. The credit facility is comprised of a $103,125,000 revolving credit component and a $10,750,000 term loan component. The available line of credit on the $103,125,000 revolving credit component began decreasing in increments in March 2004, and has a final maturity date in September 2008. However, since not all of the available revolving credit has been utilized as of March 31, 2005, the payment schedule is as follows: December, 2005 - $500,000, 2006 - $26,562,000, 2007 - $32,813,000 and 2008 - $28,125,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $7,000,000 in the first quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates. The weighted average interest rate was 4.1% at March 31, 2005 and 4.0% at March 31, 2004. HickoryTech has implemented fixed interest terms on various portions of the overall debt outstanding for varying terms. The longest fixed interest term, on $60,000,000 of the debt, is fixed until June 2008. Another fixed interest term, on $20,000,000 of the debt, is fixed until June, 2005. As of March 31, 2005, HickoryTech had drawn $98,750,000 on this credit facility and had $15,125,000 of available credit. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the three months ended March 31, 2005, this sector recorded additions to property, plant and equipment of $317,000 related to these capital lease arrangements.  No additions were recorded for the three months ended March 31, 2004 related to these capital lease arrangements.

CONSTRUCTION PLANS - Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. The Company will add approximately $20,000,000 in total to the network over the next four years, in addition to the historical levels of capital spending prior to 2004. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades to an already state of the art network will give HickoryTech the capability to offer more diversified services to its core customer base. The total capital expenditure program in 2005 is estimated to be $24,000,000.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to these critical accounting policies during the quarter ended March 31, 2005.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods that begin after June 15, 2005. HickoryTech is currently assessing the impact of adopting SFAS 123(R), which may be material in future periods, to its consolidated results of operations and plans to comply with the regulations. Reference is made to the disclosures under APB No. 25 in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities ranging from three months to thirty-nine months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2005, HickoryTech’s interest expense would have increased $26,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based on that evaluation, the respective persons acting as chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls. During our first fiscal quarter, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:	May 5, 2005	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer