Form 10-Q
period 2005-06-30
HICKORY TECH CORP
filed 2005-08-04
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005 OR

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

The total number of shares of the registrant’s common stock outstanding as of June 30, 2005: 13,076,331.

HICKORY TECH CORPORATION

June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands Except Per Share Amounts)	For Three Months Ended		For Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
OPERATING REVENUES:
Telecom Sector	$19,286	$18,847	$38,631	$38,273
Information Solutions Sector	914	679	1,402	1,645
Enterprise Solutions Sector	5,068	3,338	8,343	5,633
TOTAL OPERATING REVENUES	25,268	22,864	48,376	45,551
COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	3,772	2,296	6,040	3,805
Cost of Services, excluding Depreciation and Amortization	8,289	7,871	16,342	16,479
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	4,087	3,626	8,114	7,282
Depreciation	4,043	3,881	8,044	7,757
Amortization of Intangibles	204	237	441	473
TOTAL COSTS AND EXPENSES	20,395	17,911	38,981	35,796
OPERATING INCOME	4,873	4,953	9,395	9,755
OTHER INCOME/(EXPENSE):
Interest and Other Income	32	19	40	34
Interest Expense	(1,027)	(1,138)	(2,004)	(2,327)
TOTAL OTHER INCOME/(EXPENSE)	(995)	(1,119)	(1,964)	(2,293)

INCOME BEFORE INCOME TAXES	3,878	3,834	7,431	7,462
INCOME TAX PROVISION	1,569	1,551	3,006	3,018
INCOME FROM CONTINUING OPERATIONS	2,309	2,283	4,425	4,444
DISCONTINUED OPERATIONS (Note 4)
Income/(Loss) from Operations of Discontinued Component	170	—	170	(99)
Income Tax (Benefit)/Provision	69	—	69	(40)
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	101	—	101	(59)
NET INCOME	$2,410	$2,283	$4,526	$4,385

Basic Earnings Per Share - Continuing Operations:	$0.18	$0.18	$0.34	$0.34
Basic Earnings Per Share - Discontinued Operations:	0.01	—	0.01	—
	$0.19	$0.18	$0.35	$0.34
Dividends Per Share	$0.12	$0.11	$0.24	$0.22
Basic Weighted Average Common Shares Outstanding	13,072	12,975	13,066	12,972

Diluted Earnings Per Share - Continuing Operations:	$0.18	$0.18	$0.34	$0.34
Diluted Earnings Per Share - Discontinued Operations:	0.01	—	0.01	—
	$0.19	$0.18	$0.35	$0.34
Weighted Average Common and Equivalent Shares Outstanding	13,102	13,020	13,102	13,021

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2005

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	6/30/2005	12/31/2004
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,003	$257
Receivables, Net of Allowance for Doubtful Accounts of $1,379 and $1,256	9,628	9,892
Income Taxes Receivable	—	204
Costs in Excess of Billings on Contracts	1,754	927
Inventories, Net	3,579	3,182
Deferred Income Taxes	1,430	1,430
Prepaid Expenses	1,437	1,185
Other	900	1,214
TOTAL CURRENT ASSETS	19,731	18,291
INVESTMENTS	2,507	4,371
PROPERTY, PLANT AND EQUIPMENT	250,428	246,341
Less ACCUMULATED DEPRECIATION	138,628	131,649
PROPERTY, PLANT AND EQUIPMENT, NET	111,800	114,692
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	335	387
Financial Derivative Instruments	2,584	2,501
Deferred Costs and Other	2,492	3,209
TOTAL OTHER ASSETS	30,497	31,183
TOTAL ASSETS	$164,535	$168,537

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$—	$1,680
Accounts Payable	2,327	4,065
Accrued Expenses	4,090	3,202
Accrued Interest	69	76
Accrued Income Taxes	2,562	—
Billings in Excess of Costs on Contracts	254	260
Advanced Billings and Deposits	2,572	2,898
Current Maturities of Long-Term Obligations	4,424	5,323
TOTAL CURRENT LIABILITIES	16,298	17,504
LONG-TERM OBLIGATIONS, Net of Current Maturities	92,804	97,661
DEFERRED INCOME TAXES	15,303	15,270
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,772	6,557
TOTAL LIABILITIES	131,177	136,992
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 13,076,331 in 2005 and 13,057,106 in 2004	1,308	1,306
Additional Paid-In Capital	8,985	8,615
Retained Earnings	21,510	20,119
Accumulated Other Comprehensive Income	1,555	1,505
TOTAL SHAREHOLDERS’ EQUITY	33,358	31,545
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$164,535	$168,537

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

June 30, 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
(Dollars In Thousands)	6/30/2005	6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,526	$4,385
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,485	8,230
(Gain)/Loss on Sale of Assets	(4)	4
Stock-Based Compensation	45	56
Employee Retirement Benefits and Deferred Compensation	273	434
Accrued Patronage Refunds	(211)	(197)
Provision for Losses on Accounts Receivable	477	326
Changes in Operating Assets and Liabilities:
Receivables	2,553	4,158
Inventories	(396)	(130)
Billings and Costs on Contracts	(834)	431
Accounts Payable and Accrued Expenses	(857)	(1,079)
Advance Billings and Deposits	(326)	(76)
Deferred Revenue and Employee Benefits	(58)	(102)
Other	366	747
Net Cash Provided By Operating Activities	14,039	17,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(4,628)	(6,240)
Redemption of Investments	2,100	2,600
Purchase of Intangible Asset	—	(9)
Proceeds from Sale of Assets	25	56
Net Cash Used In Investing Activities	(2,503)	(3,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(1,680)	(173)
Payments of Capital Lease Obligations	(303)	(314)
Repayments on Credit Facility	(9,500)	(12,000)
Borrowings on Credit Facility	3,500	1,500
Proceeds from Issuance of Common Stock	328	244
Dividends Paid	(3,135)	(2,853)
Stock Repurchase/Retirement	—	(43)
Net Cash Used In Financing Activities	(10,790)	(13,639)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	746	(45)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,003	$233
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$2,119	$2,374
Cash Paid (Refunded) for Income Taxes	$310	$(1,745)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$547	$81

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

JUNE 30, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair statement of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of Hickory Tech Corporation’s (HickoryTech) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	For Three Months Ended		For Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Weighted Average Shares Outstanding	13,072,273	12,974,669	13,065,685	12,972,130
Stock Options (dilutive only)	5,166	25,301	11,009	28,818
Stock Subscribed (ESPP)	24,877	20,347	24,877	20,347
Total Dilutive Shares Outstanding	13,102,316	13,020,317	13,101,571	13,021,295

Options to purchase 524,850 and 449,283 shares for the three months ended June 30, 2005 and 2004, respectively, and 517,950 and 449,283 shares for the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2005 and 2004.

Shares Outstanding on Record Date	2005	2004
First Quarter (Feb. 15)	13,057,106	12,967,886
Second Quarter (May 15)	13,073,602	12,971,954

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.  HickoryTech paid dividends of $.12 per share for the second quarter of 2005 and $.11 per share for the second quarter of 2004.

During the first six months of 2005 and 2004, shareholders have elected to reinvest $132,000 and $136,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended June 30, 2005 and 2004 was $1,845,000 and $3,617,000, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $4,576,000 and $4,853,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

(Dollars in Thousands)	For Three Months Ended		For Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Revenues	$—	$—	$—	$—

Income/(Loss) Before Income Taxes	$170	$—	$170	$(99)

NOTE 5. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market. Cost is determined on a first-in first-out (FIFO) basis. Reserves offset the cost of inventory to arrive at the net carrying value of inventory, which is intended to approximate net realizable value.

NOTE 6. INTANGIBLE ASSETS

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that an impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of their reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in their discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

The carrying value of HickoryTech’s goodwill is $25,086,000 as of June 30, 2005 and December 31, 2004.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of June 30, 2005		As of December 31, 2004
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$821	$493	$821	$442
Other Intangibles	109	102	109	101
Total	$930	$595	$930	$543

Amortization expense related to the definite-lived intangible assets for both the three months ended June 30, 2005 and 2004 was $26,000. Amortization expense related to the definite-lived intangible assets for the six months ended June 30, 2005 and 2004 was $52,000 and $51,000, respectively.  Total estimated amortization expense for the remaining six months of 2005 and the five years subsequent to 2005 is as follows: 2005 (July 1 through December 31) - $52,000; 2006 - $104,000; 2007 - $104,000; 2008 - $74,000; 2009 - $1,000 and 2010 - $0.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to the first annual, rather than interim, periods that begin after June 15, 2005. HickoryTech is currently assessing the impact of adopting SFAS 123(R), which may be material in future periods, to its consolidated results of operations. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 10 of the Notes to Consolidated Financial Statements.

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 6/30/05
Operating Revenue from Unaffiliated Customers	$19,286	$914	$5,068	$—	$25,268
Intersegment Revenues	52	1,087	—	(1,139)	—
Total	19,338	2,001	5,068	(1,139)	25,268

Depreciation and Amortization	3,564	639	31	13	4,247
Operating Income/(Loss)	5,464	(617)	44	(18)	4,873
Interest Expense	2	15	—	1,010	1,027
Income Taxes/(Benefit)	2,211	(255)	18	(405)	1,569

Income/(Loss) from Continuing Operations	3,252	(374)	26	(595)	2,309
Income from Discontinued Operations Including Intersegment Revenues	101	—	—	—	101
Net Income/(Loss)	3,353	(374)	26	(595)	2,410

Identifiable Assets	143,347	4,377	8,965	7,846	164,535
Property, Plant and Equip., Net	107,085	4,356	271	88	111,800
Capital Expenditures	2,678	474	20	—	3,172

Three Months Ended 6/30/04
Operating Revenue from Unaffiliated Customers	$18,847	$679	$3,338	$—	$22,864
Intersegment Revenues	69	1,127	—	(1,196)	—
Total	18,916	1,806	3,338	(1,196)	22,864

Depreciation and Amortization	3,407	654	44	13	4,118
Operating Income/(Loss)	5,778	(636)	(140)	(49)	4,953
Interest Expense	3	15	—	1,120	1,138
Income Taxes/(Benefit)	2,338	(260)	(57)	(470)	1,551
Income/(Loss) from Continuing Operations	3,440	(382)	(83)	(692)	2,283
Income from Discontinued Operations Including Intersegment Revenues	—	—	—	—	—
Net Income/(Loss)	3,440	(382)	(83)	(692)	2,283

Identifiable Assets	145,126	6,776	7,661	8,708	168,271
Property, Plant and Equip., Net	107,198	4,514	387	140	112,239
Capital Expenditures	4,096	—	22	—	4,118

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Six Months Ended 6/30/05
Operating Revenue from Unaffiliated Customers	$38,631	$1,402	$8,343	$—	$48,376
Intersegment Revenues	103	2,183	—	(2,286)	—
Total	38,734	3,585	8,343	(2,286)	48,376

Depreciation and Amortization	7,100	1,295	63	27	8,485
Operating Income/(Loss)	11,228	(1,369)	(154)	(310)	9,395
Interest Expense	3	28	—	1,973	2,004
Income Taxes/(Benefit)	4,544	(565)	(62)	(911)	3,006

Income/(Loss) from Continuing Operations	6,684	(829)	(92)	(1,338)	4,425
Income from Discontinued Operations Including Intersegment Revenues	101	—	—	—	101
Net Income/(Loss)	6,785	(829)	(92)	(1,338)	4,526

Identifiable Assets	143,347	4,377	8,965	7,846	164,535
Property, Plant and Equip., Net	107,085	4,356	271	88	111,800
Capital Expenditures	4,050	558	20	—	4,628

Six Months Ended 6/30/04
Operating Revenue from Unaffiliated Customers	$38,273	$1,645	$5,633	$—	$45,551
Intersegment Revenues	138	2,174	—	(2,312)	—
Total	38,411	3,819	5,633	(2,312)	45,551

Depreciation and Amortization	6,814	1,293	95	28	8,230
Operating Income/(Loss)	11,857	(1,342)	(516)	(244)	9,755
Interest Expense	7	27	—	2,293	2,327
Income Taxes/(Benefit)	4,798	(550)	(209)	(1,021)	3,018
Income/(Loss) from Continuing Operations	7,059	(808)	(307)	(1,500)	4,444
Loss from Discontinued Operations Including Intersegment Revenues	(59)	—	—	—	(59)
Net Income/(Loss)	7,000	(808)	(307)	(1,500)	4,385

Identifiable Assets	145,126	6,776	7,661	8,708	168,271
Property, Plant and Equip., Net	107,198	4,514	387	140	112,239
Capital Expenditures	6,217	1	22	—	6,240

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

As of December 31, 2004, HickoryTech had four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2004. At the annual shareholders’ meeting on May 9, 2005, the HickoryTech shareholders approved the HickoryTech Corporation 2005 Directors’ Incentive Plan, which is described more fully in the Form 8-K filed May 12, 2005. HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25 and related interpretations.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2005	6/30/2004	6/30/2005	6/30/2004

Reported Net Income	$2,410	$2,283	$4,526	$4,385
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	12	27	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62)	(65)	(126)	(153)
Pro Forma Net Income	$2,362	$2,230	$4,427	$4,265

Earnings per share:
Basic - as reported	$0.19	$0.18	$0.35	$0.34
Basic - pro forma	$0.18	$0.17	$0.34	$0.33

Diluted - as reported	$0.19	$0.18	$0.35	$0.34
Diluted - pro forma	$0.18	$0.17	$0.34	$0.33

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

(Dollars in Thousands)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2004	$1,505
Market value increase on interest rate swap agreement	50
Accumulated other comprehensive income balance at June 30, 2005	$1,555

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. HickoryTech has utilized interest rate swap agreements to implement fixed interest terms on various portions of the overall debt outstanding to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The current agreements result in fixed interest terms on $70,000,000 of the outstanding debt until June 2008. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at June 30, 2005 and December 31, 2004 is a net asset of $2,584,000 and $2,501,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 12. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first two quarters of 2005 and 2004.

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Components of Net Periodic Benefit Cost
Service Cost	$92	$93	$184	$186
Interest Cost	115	131	230	262
Expected Return on Plan Assets	—	—	—	—
Amortization of Transition Obligation	15	15	30	30
Amortization of Prior Service Cost	(3)	(3)	(6)	(6)
Recognized Net Actuarial Loss	44	59	88	118
Net Periodic Benefit Cost	$263	$295	$526	$590

2005
Employer’s Contributions
Contributions Made For the Six Months Ended 06/30/05	$97
Expected Contributions for Remainder of 2005	98
Total Estimated Employer Contributions for Fiscal Year 2005	$195

NOTE 13. REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.” The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by the National Exchange Carrier Association (NECA). TIC was eliminated by reallocating the costs to the other access billing categories. The FCC conducted an investigation of all tariff filings, including NECA’s CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories. The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation. As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004. The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000 into the TS rate elements. HickoryTech recouped this revenue over the remaining eighteen months of the TS tariff, from January 1, 2004 to June 30, 2005. In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $0 at June 30, 2005 and $204,000 at December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Statements in this Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to HickoryTech or management. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and the Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995 on pages 28-29 of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

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

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. In addition to the digital TV service provided to customers in St. Peter, Minnesota, HickoryTech began providing digital TV service to customers in Waseca, Minnesota in July 2004 and New Richland and Ellendale, Minnesota in June 2005.

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

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa the municipal utilities overbuilt the city’s telephone service infrastructure in 1999 and is providing an alternative to HickoryTech’s telephone service. HickoryTech estimates the Hawarden CLEC has approximately 1,400 access lines, or approximately 70 percent of that exchange’s telephone business.

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

HickoryTech companies are sometimes engaged in negotiation or renegotiation of arrangements for network interconnection with other carriers and contracts with various wireless service providers. MCTC is presently involved in interconnection negotiations with another service provider. Although such negotiations may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential revenue impact related to these negotiations.

Future decisions regarding the regulation of Voice over Internet Protocol (VoIP) may result in a change in the business relationship between HickoryTech companies and interexchange carriers. These relationships and regulation concerning them are discussed further in the regulated industry section of this Form 10-Q.

The passage of the 1996 Telecommunications Act created the opportunity for HickoryTech to offer communications service in territories served by other telephone companies, and Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech service. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers.

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

There is currently a multi-state incumbent LEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. Following a formal complaint process with the Minnesota Public Utilities Commission, the Minnesota ILEC industry and Qwest have negotiated an interim arrangement, which placed the complaint process in a “continuance” while they conduct a trial of a proposed resolution.

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

The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years. In June 2004, the Minnesota PUC issued an order to refer the carrier common line (CCL) component of the access reform issue to a contested case hearing. In September 2004, the Minnesota PUC also referred the local switching and transport (LST) component of the access reform issue for a separate contested case hearing. The process on both of these dockets was suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

In December, 2004, the Federal Court of Appeals, 8th Circuit upheld an October 2003 ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of VoIP based services in Minnesota. The issue of regulation of VoIP is also under consideration at the FCC.  In March, 2005 a Petition of Forbearance from requirements for payment of access charges by a VoIP provider was withdrawn by the initiator. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. The FCC Chairman immediately announced an intention to “move forward quickly to finalize regulations that will spur the development of broadband services for all Americans.” HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – In 2005, rate deregulation was granted to all Iowa companies for all services other than single line services. Previously, only companies with fewer than 15,000 access lines were unregulated. HickoryTech’s Iowa ILEC subsidiary has maintained less than 15,000 access lines so it has been and will remain unregulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line (EUCL) funds collected are pooled, and some of HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically. The July 1, 2005 change will not materially affect the level of access revenues recorded.

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

In addition to the deregulation granted by new Iowa law, the Iowa Utilities Board has opened another docket investigating effective competition for several additional communities and may authorize additional deregulation for those communities. This docket includes one community served by Crystal.

Crystal offers digital TV service in the St. Peter, Waseca, Ellendale and New Richland, Minnesota markets under franchises negotiated with the local municipality. Offering of digital TV services in the community of St. Clair is planned for August 2005.

Other – HickoryTech’s CLEC interstate access rates are established in accordance with an April 2001 FCC order. Under the final phase of this order, interstate switched access rates for HickoryTech’s CLEC were reduced to levels comparable to those of the incumbent LECs in June 2004.

The FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making (FNPRM) and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

Local Number Portability (LNP) – On November 10, 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). Most of the Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting, however, Heartland Telecommunications Company of Iowa received a suspension order from the Iowa Utilities Board allowing additional time and implemented LNP on January 25, 2005. The effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal as of June 30, 2005. Given the short history for which intermodal porting has been available, however, the Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates.  HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

Triennial Review Order – In August 2003, the FCC published a review order proposing changes in rules developed under the provisions of the Telecommunications Act of 1996 Section 251(c)(3) which requires incumbent LECs to make elements of their networks available on an unbundled basis to new entrants at model-based rates. The FCC adopted final rules on December 15, 2004 eliminating portions of these requirements. HickoryTech’s CLEC, Crystal Communications, predominately uses its own network and has not made extensive use of the type of network elements addressed in the ruling. While HickoryTech cannot fully quantify the impact of this issue, the FCC orders are not expected to have a material impact on Crystal’s business.

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

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone, data and VoIP business systems equipment sales and services to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of communication platforms such as Nortel, Cisco and Bay Networks (Nortel) equipment. Enterprise Solutions specializes in complex design, installation and maintenance of voice, data or Internet Protocol products. Enterprise Solutions continues its commitment to service and support its core product, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

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

OPERATING REVENUES:

Consolidated operating revenues were $25,268,000, which is $2,404,000 or 10.5% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in revenues can be primarily attributed to a higher volume of business in the Enterprise Solutions Sector, an increase in the Information Solutions revenue from unaffiliated customers as well as increased data, long distance, Internet and digital TV revenues all in the Telecom Sector. These increases were partially offset by decreased revenue from local service in the Telecom Sector. Consolidated operating revenues were $48,376,000, which is $2,825,000 or 6.2% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase can be primarily attributed to a higher volume of business in the Enterprise Solutions Sector, as well as increased data, Internet and digital TV revenues all in the Telecom Sector. These increases were partially offset by the decreased revenue from unaffiliated customers in the Information Solutions Sector and the decreased local service and network access revenues in the Telecom Sector.

COST OF SALES, ENTERPRISE SOLUTIONS:

Cost of sales, which is related to the Enterprise Solutions Sector, was $3,772,000, which is $1,476,000 or 64.3% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Gross profit margin was 25.6% in the second quarter of 2005 compared to 31.2% in the second quarter of 2004. Cost of sales was $6,040,000, which is $2,235,000 or 58.7% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Gross profit margin was 27.6% in the six months ended June 30, 2005 compared to 32.5% in the six months ended June 30, 2004. The increase in cost of sales in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 corresponds with the increase in sales in both periods, while the decrease in gross profit margin in both periods is largely the result of the increase in lower margin installations of large complex systems. The margin in this sector is primarily affected by the mix of various products and services sold.

COST OF SERVICES, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization increased $418,000 or 5.3% in second quarter 2005 compared to second quarter 2004. This increase in the second quarter 2005 compared to the second quarter 2004 was primarily due to increased wages and bad debt expense in the Telecom Sector. Also contributing to the increase was an increase in the Enterprise Solutions inventory valuation reserve. The increase was partially offset by the decreased wages and benefits in the second quarter of 2005 in the Information Solutions Sector and decreased Internet expense due to customers who have switched from dial-up Internet to broadband Internet and lower billing and collection costs in the Telecom Sector. The wages and benefits in the Information Solutions Sector mentioned above were associated with a redeployment of personnel to selling, general and administrative cost centers in connection with management cost reduction actions. Cost of services, excluding depreciation and amortization decreased $137,000 or 0.8% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This decrease for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the decreased wages and benefits in the second quarter of 2005 in the Information Solutions Sector, decreased Internet expense due to customers who have switched from dial-up Internet to broadband Internet, lower billing and collection costs and lower wholesale costs associated with long distance carriers, all in the Telecom Sector. The decrease was partially offset by increased expenses in the Telecom digital TV product line to support sales growth, increased commissions, increased maintenance contracts and an increase in the Enterprise Solutions inventory valuation reserve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization increased $461,000 or 12.7% in second quarter 2005 compared to second quarter 2004. The primary reason for this increase was one-time fees associated with the termination of leases for data processing equipment in the Information Solutions Sector and increased regulatory fees in the Telecom Sector. Selling, general and administrative expenses, excluding depreciation and amortization increased $832,000 or 11.4% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The primary reasons for this increase was the one-time fees associated with the termination of leases and the redeployment of personnel from cost of services cost centers, both in the Information Solutions Sector as well as increased regulatory fees and property taxes in the Telecom Sector.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $4,043,000, which is $162,000 or 4.2% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Depreciation expense was $8,044,000, which is $287,000 or 3.7% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in depreciation was due to an increase in the Telecom Sector’s network assets. Amortization expense was $204,000, which is $33,000 or 13.9% lower in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Amortization expense was $441,000, which is $32,000 or 6.8% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in amortization expense was due to the SuiteSolutions asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2005.

OPERATING INCOME:

Operating income was $4,873,000, which is $80,000 or 1.6% lower in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in operating income was driven by the $1,476,000 increase in cost of sales, $418,000 increase in cost of services, $461,000 increase in selling, general and administrative expenses and $162,000 increase in depreciation, all of which were described above. These expense increases were partially offset by the $2,404,000 increase in operating revenues, which was also described above. Operating income was $9,395,000, which is $360,000 or 3.7% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in operating income was driven by the $2,235,000 increase in cost of sales, $832,000 increase in selling, general and administrative expenses and $287,000 increase in depreciation, all of which were described above. These expense increases were partially offset by the $2,825,000 increase in operating revenues and the $137,000 decrease in cost of services, which were also described above.

INTEREST EXPENSE:

Interest expense decreased $111,000 or 9.8% to $1,027,000 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Interest expense decreased $323,000 or 13.9% to $2,004,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in interest expense for the period was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $96,500,000 at June 30, 2005 and $108,000,000 at June 30, 2004.

INCOME TAXES:

The effective income tax rate of approximately 40.4% for second quarter 2005 and second quarter 2004 exceeds the federal statutory rate primarily due to state income taxes. The effective income tax rate of approximately 40.4% for the six months ended June 30, 2005 and the six months ended June 30, 2004 exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $2,309,000, which is $26,000 or 1.1% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in income from continuing operations was driven by the $2,404,000 increase in operating revenues, a $111,000 decrease in interest expense, both which are explained above, partially offset by a $1,476,000 increase in cost of sales, the $418,000 increase in cost of services, the $461,000 increase in selling, general and administrative expenses and the $162,000 increase in depreciation, all of which were described above. Consolidated income from continuing operations was $4,425,000, which is $19,000 or 0.4% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in income from continuing operations was driven by the $2,235,000 increase in cost of sales, the $832,000 increase in selling, general and administrative expenses and the $287,000 increase in depreciation, all of which are explained above, partially offset by a $2,825,000 increase in operating revenues, the $137,000 decrease in cost of services and the $323,000 decrease in interest expense, all of which were described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2005	6/30/2004	6/30/2005	6/30/2004

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,742	$3,818	$7,478	$7,549
Network Access	8,364	8,272	16,858	16,949
Data	590	547	1,160	1,069
Intersegment	52	69	103	138
Other	1,558	1,596	3,224	3,343
Total ILEC	14,306	14,302	28,823	29,048

CLEC
Local Service	883	925	1,772	1,854
Network Access	494	621	1,012	1,301
Data	630	399	1,248	780
Other	462	450	895	880
Total CLEC	2,469	2,395	4,927	4,815

Long Distance	1,219	1,106	2,361	2,334

Internet	1,100	994	2,171	1,989

Digital TV	244	119	452	225

Total Telecom Revenues	$19,338	$18,916	$38,734	$38,411

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$19,286	$18,847	$38,631	$38,273
Intersegment	52	69	103	138
	19,338	18,916	38,734	38,411

Cost of Services, excluding Depreciation and Amortization	7,546	7,182	14,958	14,662
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	2,764	2,549	5,448	5,078
Depreciation and Amortization	3,564	3,407	7,100	6,814
Operating Income	$5,464	$5,778	$11,228	$11,857

Income from Continuing Operations, Net of Tax	$3,252	$3,440	$6,684	$7,059
Income/(Loss) from Discontinued Operations	101	—	101	(59)
Net Income	$3,353	$3,440	$6,785	$7,000

Capital Expenditures	$2,678	$4,096	$4,050	$6,217

	For Six Months Ended
(Dollars in Thousands)	6/30/2005	6/30/2004

ILEC Access Lines	57,995	60,044

CLEC Access Lines
Overbuild	10,550	10,406
Unbundled Network Element (UNE)	1,746	1,699
Total Service Resale (TSR)	1,757	2,430
Total	14,053	14,535

Long Distance Customers	42,061	40,456

Internet Customers	17,761	16,707

Total Telecom Customers	131,870	131,742

DSL Customers	11,693	8,946

Digital TV Customers	2,141	1,365

Telecom Sector operating revenues before intersegment eliminations were $19,338,000, which is $422,000 or 2.2% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in revenue in the second quarter of 2005 compared to the second quarter of 2004 was due primarily to the growth in CLEC data, long distance, Internet and digital TV offset by declines in ILEC and CLEC local service and CLEC network access. Telecom Sector operating revenues before intersegment eliminations were $38,734,000, which is $323,000 or 0.8% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. For the six month period ended June 30, 2005 as compared to the same period in 2004, the increase in revenue was primarily due to increased CLEC data, long distance, Internet and digital TV offset by declines in Total ILEC revenue and CLEC local service and network access.

ILEC local service revenue was $3,742,000, which is $76,000 or 2.0% lower in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. ILEC local service revenue was $7,478,000, which is $71,000 or 0.9% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease is the result of 2,049 fewer access lines at June 30, 2005 than at June 30, 2004. Enterprise Solutions has signed a large contract with a college campus in Minnesota to provide an Internet Protocol (IP), Private Branch Exchange (PBX) System. This System will replace approximately 2,500 additional ILEC access lines and approximately $45,000 per month of local revenue starting in the third quarter of 2005.

ILEC network access revenue was $8,364,000, which is $92,000 or 1.1% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. ILEC network access revenue was $16,858,000, which is $91,000 or 0.5% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in network access revenue in the first six months of 2005 compared to the first six months of 2004 was driven by the impact of carriers rerouting traffic, carrier billing interpretations and lower minutes of use. A combination of access reform, changing minutes of use (MOU), carriers rerouting traffic, and lower demand for dedicated lines may negatively impact future access revenues. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years (see regulatory section).

ILEC data revenue was $590,000, which is $43,000 or 7.9% higher in the three months ended June 30, 2005 compared to three months ended June 30, 2004. ILEC data revenue was $1,160,000, which is $91,000 or 8.5% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is the result of 2,137 more digital subscriber line (DSL) customers at June 30, 2005 than at June 30, 2004.

ILEC other revenue was $38,000 or 2.4% lower in second quarter 2005 compared to second quarter 2004. ILEC other revenue was $119,000 or 3.6% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is lower primarily because of a large paystation settlement received in 2004.

CLEC local service revenue was $883,000, which is $42,000 or 4.5% lower in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. CLEC local service revenue was $1,772,000, which is $82,000 or 4.4% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease is the result of 482 fewer access lines at June 30, 2005 than at June 30, 2004.

CLEC network access revenue was $127,000 or 20.5% lower in second quarter 2005 compared to second quarter 2004. CLEC network access revenue was $289,000 or 22.2% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This decrease in 2005 compared to 2004 was driven by a mandated rate decrease in June of 2004. A combination of access reform, changing MOUs, carriers rerouting traffic and lower demand for dedicated lines may negatively impact future access revenues.

CLEC data revenue was $231,000 or 57.9% higher in first quarter 2005 compared to first quarter 2004. CLEC data revenue was $468,000 or 60% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in 2005 compared to 2004 was caused primarily by an increase in residential and business DSL penetration in CLEC communities as well as the rollout of Ethernet services to large business customers in 2004.

Long distance revenue was $113,000 or 10.2% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Long distance revenue was $27,000 or 1.2% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Despite the loss of $58,000 and $183,000 in the three and six months ended June 30, 2005, respectively, of wholesale revenue received from a wireless carrier that discontinued their use of our long distance services in the second quarter of 2004, HickoryTech’s long distance revenue increased in both the second quarter of 2005 and for the six months ended June 30, 2005 over 2004 due to a 1,605 or 4.0% increase in its long distance customer base between June 30, 2004 and June 30, 2005.

Internet revenue was $106,000, or 10.7% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Internet revenue was $182,000, or 9.2% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in revenue was caused primarily by an increase in Internet customers of 1,054 or 6.3% between June 30, 2004 and June 30, 2005.

Digital TV was $125,000, or 105% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Digital TV was $227,000, or 100.9% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in 2005 compared to 2004 was the result of the offering of digital TV in Waseca, Minnesota in July 2004. In June of 2005, HickoryTech began offering digital TV service in New Richland and Ellendale, Minnesota. This should positively impact revenues starting in the third quarter of 2005.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization was $364,000 or 5.1% higher in the second quarter of 2005 compared to the second quarter of 2004. The increase in the second quarter of 2005 compared to the second quarter of 2004 is primarily due to increased wages and bad debt expense offset by lower Internet expense due to lower costs associated with customers who have switched from dial-up Internet to broadband Internet and lower billing and collection costs. Cost of services, excluding depreciation and amortization was $296,000 or 2.0% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in six months ending June 30, 2005 compared to the six months ended June 30, 2004 is primarily due to increased wages and bad debt expense, offset by lower Internet expense due to lower costs associated with customers who have switched from dial-up Internet to broadband Internet, lower billing and collection costs and lower wholesale costs associated with long distance carriers.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization were $215,000 or 8.4% higher in the second quarter of 2005 compared to the second quarter of 2004. The increase is primarily due to increased regulatory fees. Selling, general and administrative expenses, excluding depreciation and amortization were $370,000 or 7.3% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is primarily due to increased regulatory fees and property taxes.

Depreciation and Amortization:

Depreciation and amortization were $3,564,000, which is $157,000 or 4.6% higher in the three months ended June 30, 2005 compared to the same period in 2004. Depreciation and amortization were $7,100,000, which is $286,000 or 4.2% higher in the six months ended June 30, 2005 compared to the same period in 2004. The increase in depreciation expense can be largely attributed to increased network infrastructure.

Operating and Net Income:

Operating income was $5,464,000, which is $314,000 or 5.4% lower in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Net income was $3,353,000, which is $87,000 or 2.5% lower in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. These decreases were driven by the $364,000 increase in cost of services, $215,000 increase in selling, general and administrative expenses and $157,000 increase in depreciation and amortization, offset by the $422,000 increase in revenues, all of which were mentioned above. Operating income was $11,228,000, which is $629,000 or 5.3% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Net income was $6,785,000, which is $215,000 or 3.1% lower in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. These decreases were driven by the $296,000 increase in cost of services, $370,000 increase in selling, general and administrative expenses and $286,000 increase in depreciation and amortization, off set by the $323,000 increase in revenues, all of which were mentioned above.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Revenues Before Eliminations
Unaffiliated Customers	$914	$679	$1,402	$1,645
Intersegment	1,087	1,127	2,183	2,174
	2,001	1,806	3,585	3,819
Cost of Services, excluding Depreciation and Amortization	1,396	1,536	2,777	3,422
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	583	252	882	446
Depreciation and Amortization	639	654	1,295	1,293

Operating Loss	$(617)	$(636)	$(1,369)	$(1,342)
Net Loss	$(374)	$(382)	$(829)	$(808)

Capital Expenditures	$474	$—	$558	$1

Revenues:

Operating revenues from unaffiliated customers increased $235,000 or 34.6% in the second quarter 2005 compared to the second quarter 2004. In June 2005, the Company recognized $369,000 in license fees from the sale of SuiteSolutions to a customer. This helped offset the loss of several other customers. Operating revenues from unaffiliated customers decreased $243,000 or 14.8% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Despite the sale of SuiteSolutions to a customer in the second quarter, the Company has lost several other customers including $438,000 over the first six months of 2005 from a temporary customer relationship that ended in second quarter 2004.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $140,000 or 9.1% in the second quarter 2005 compared to the second quarter 2004. The decrease is primarily due to greater wages and benefits associated with a redeployment of personnel to selling, general and administrative cost centers in connection with management cost reduction actions. Cost of services, excluding depreciation and amortization decreased $645,000 or 18.8% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease is primarily due to higher wages and benefits associated with a redeployment of personnel to selling, general and administrative cost centers in connection with management cost reduction actions and lower costs recognized from outsourced contractor work.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization were $331,000 or 131.3% higher in the second quarter of 2005 compared to the second quarter of 2004. The increase was largely due to one-time fees associated with the termination of leases. Selling, general and administrative expenses, excluding depreciation and amortization were $436,000 or 97.8% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was largely due to one-time fees associated with the termination of leases and increased wages and benefits resulting from a redeployment of personnel from cost of services cost centers.

Operating and Net Loss:

Operating loss decreased $19,000 or 3.0% in second quarter 2005 compared to second quarter 2004. Net loss decreased $8,000 or 2.1% in second quarter 2005 compared to second quarter 2004. The decrease in operating loss and net loss in second quarter 2005 compared to second quarter 2004 was primarily attributable to the increase in revenues from unaffiliated customers and the decrease in cost of services excluding depreciation and amortization, partially offset by the increase in selling, general, and administrative expenses excluding depreciation and amortization. Operating loss increased $27,000 or 2.0% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Net loss increased $21,000 or 2.6% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in operating loss and net loss for the six months ended June 30, 2005 compared to six months ended June 30, 2004 was primarily attributable to the decrease in revenues from unaffiliated customers and the increase in selling, general, and administrative expenses excluding depreciation and amortization, partially offset by the decrease in cost of services excluding depreciation and amortization.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended		For Six Months Ended
(Dollars in Thousands)	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Revenues Before Intersegment Eliminations
Installation	$3,013	$1,227	$4,400	$1,880
Service	2,055	2,111	3,943	3,753
	5,068	3,338	8,343	5,633
Cost of Sales	3,772	2,296	6,040	3,805
Cost of Services, excluding Depreciation And Amortization	453	317	828	642
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	768	821	1,566	1,607
Depreciation and Amortization	31	44	63	95

Operating Income/(Loss)	$44	$(140)	$(154)	$(516)
Net Income/(Loss)	$26	$(83)	$(92)	$(307)

Capital Expenditures	$20	$22	$20	$22

Revenues:

Operating revenues increased $1,730,000 or 51.8% in the second quarter of 2005 compared to the second quarter of 2004. Operating revenues increased $2,710,000 or 48.1% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Installation revenue increased $1,786,000 or 145.6% in the second quarter of 2005 compared to the second quarter of 2004. Installation revenue increased $2,520,000 or 134% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in installation revenue in the second quarter of 2005 compared to the second quarter of 2004 was mainly the result of increased sales and installations in the data product lines. Data revenue increased by $1,639,000 in the second quarter of 2005 compared to the second quarter of 2004, which was primarily the result of a large contract with a college campus in Minnesota. Service revenue was $56,000 or 2.7% lower in the second quarter of 2005 compared to the second quarter of 2004. The decrease in service revenue was primarily a result of a decrease in sales maintenance work on customer systems. The increase in installation revenue in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was mainly the result of increased sales and installations Private Branch Exchange (PBX) Systems of $253,000, an increase in Small Business Systems (SBS) installations of $309,000 and an increase in the data product lines of $1,960,000. Service revenue was $190,000 or 5.1% higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in service revenue was a result of an increase in Move, Add and Change (MAC) contracts offset by a decrease in sales of Maintenance Contracts.

Cost of Sales:

Cost of sales increased $1,476,000 or 64.3% in the second quarter of 2005 compared to the second quarter of 2004. Gross profit margin was 25.6% in the second quarter of 2005 compared to 31.2% in the second quarter of 2004. Cost of sales increased $2,235,000 or 58.7% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Gross profit margin was 27.6% in the six months ended June 30, 2005 compared to 32.5% in the six months ended June 30, 2004.The increase in cost of sales in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 corresponds with the increase in sales in both periods, while the decrease in gross profit margin in both periods is largely the result of the increase in lower margin installations of large complex systems. The margin in this sector is primarily affected by the mix of various products and services sold.

Cost of Services, excluding Depreciation and Amortization:

Cost of services excluding depreciation and amortization increased $136,000 or 42.9% in the second quarter 2005 compared to the second quarter 2004. Cost of services excluding depreciation and amortization increased $186,000 or 29% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in both the three and six months ended is mainly the result of an increase in the inventory valuation reserve. Due to the surplus of supplier inventory in the market and resultant decline in product prices in this line of business over recent quarters, the Company is making systematic inventory valuation adjustments. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

Operating and Net Loss:

Operating income increased $184,000 in the second quarter 2005 compared to the second quarter 2004. Net income increased $109,000 in the second quarter 2005 compared to the second quarter 2004. The change between the second quarter 2005 income compared to the second quarter 2004 loss resulted primarily from the increase in operating revenues described above, partially offset by the increase in cost of products sold. Operating loss decreased $362,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Net loss decreased $215,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The change between the six months ended June 30, 2005 loss compared to the six months ended June 30, 2004 loss resulted primarily from the increase in operating revenues described above, partially offset by the increase in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $14,039,000 in the first six months of 2005 compared to $17,187,000 in the first six months of 2004. Cash flows from operations in the first six months of 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in receivables. Cash flows from operations in the first six months of 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables.

Cash flows provided by investing activities were $2,503,000 in the first six months of 2005 compared to $3,593,000 for the same period in 2004. Capital expenditures were $4,628,000 during the first six months of 2005 as compared to $6,240,000 for the same period in 2004. 2005 capital expenditures were incurred primarily to provide additional network facilities in the Telecom Sector. Management expects capital expenditures in the remainder of 2005 to be approximately $19,000,000. Pursuant to conditions of its debt agreement, which allows the Company to reduce its investment in one of its lenders by an amount equal to 10% of the annual principal payments of the term loan component of its debt, the Company received a refund of its investment in the amount of $2,100,000 in the first six months of 2005 and $2,600,000 in the first six months of 2004.

Cash flows used in financing activities were $10,790,000 for the first six months of 2005 compared to $13,639,000 for the first six months of 2004. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $9,500,000 during the first six months of 2005, and $12,000,000 during the first six months of 2004. HickoryTech borrowed $3,500,000 on its revolving credit facility during the first six months of 2005, and $1,500,000 during the first six months of 2004. Dividend payments for the first six months of 2005 were $3,135,000 compared to $2,853,000 for the same period in 2004.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $3,433,000 as of June 30, 2005, compared to working capital of $787,000 as of December 31, 2004. The ratio of current assets to current liabilities was 1.2 to 1.0 as of June 30, 2005 and 1.0 to 1.0 as of December 31, 2004.

LONG-TERM OBLIGATIONS - HickoryTech’s long-term obligations as of June 30, 2005 were $92,804,000, excluding current maturities of $4,424,000. As of June 30, 2005, HickoryTech had a $113,625,000 credit facility with a syndicate of banks. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capitalization. As of June 30, 2005, there were no covenant violations. The credit facility is comprised of a $103,125,000 revolving credit component and a $10,500,000 term loan component. The available line of credit on the $103,125,000 revolving credit component began decreasing in increments in March 2004, and has a final maturity date in September 2007, pursuant to the Fifth Amendment to the credit facility, which was effective June 23, 2005. Because not all of the available revolving credit has been utilized as of June 30, 2005, the payment schedule is as follows pursuant to the Fifth Amendment to the credit facility effective June 23, 2005: 2006 - $9,000,000, and 2007 - $77,000,000. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $7,000,000 in the first quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates. The weighted average interest rate was 4.7% at June 30, 2005 and 4.1% at June 30, 2004. HickoryTech has utilized interest rate swap agreements to implement fixed interest terms on various portions of the overall debt outstanding. The current agreements result in fixed interest terms on $70,000,000 of the outstanding debt until June 2008. As of June 30, 2005, HickoryTech had drawn $96,500,000 on this credit facility and had $17,125,000 of available credit. The Fifth Amendment to the credit facility dated June 23, 2005 also established accessibility for HickoryTech to $25,000,000 in incremental term loans in addition to the revolver and term loan credit facility. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the six months ended June 30, 2005 and 2004, this sector recorded additions to property, plant and equipment of $547,000 and $81,000, respectively, related to these capital lease arrangements.

CONSTRUCTION PLANS - Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. The Company has been upgrading its network since 2004 and will continue to do so through 2007. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades to an already state of the art network will give HickoryTech the capability to offer more diversified services to its core customer base. The total capital expenditure program in 2005 is estimated to be between $22,000,000 and $23,000,000.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to these critical accounting policies during the quarter ended June 30, 2005.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first annual or interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to the first annual or interim period in the first fiscal year beginning after June 15, 2005. HickoryTech is currently assessing the impact of adopting SFAS 123(R), which may be material in future periods, to its consolidated results of operations. Reference is made to the disclosures under APB No. 25 in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities of thirty-six months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2005, HickoryTech’s interest expense would have increased $29,000. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the six months ended June 30, 2005, HickoryTech’s interest expense would have increased $55,000.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls. During our second quarter of 2005, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a.               The annual shareholders’ meeting was held on May 9, 2005.

b.              Four directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

			Broker
Director	For	Withheld	Nonvotes

Robert D. Alton, Jr.	10,031,078	621,318	None
R. Wynn Kearney, Jr.	10,474,950	177,446	None
Robert E. Switz	10,477,396	175,000	None
James W. Bracke	10,499,622	152,774	None

The following directors’ terms shall continue after the meeting:

Lyle T. Bosacker

Myrita P. Craig

John E. Duffy

James H. Holdrege

Lyle G. Jacobson

Starr J. Kirklin

c.               The HickoryTech Corporation 2005 Directors’ Incentive Plan, which authorizes 200,000 shares for issuance pursuant to grants made under the Plan, was approved.  The votes were as follows:

For	6,407,493
Against	876,063
Abstain	286,276
Broker Nonvotes	3,082,564

Item 5.   Other Information.

None.

Item 6.             Exhibits.

Exhibit 3(a) Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-Q dated May 6, 1999)

Exhibit 3(b) Amended and Restated By-Laws (Incorporated by reference to Exhibit 3(b) to the registrant’s Form 8-K filed February 22, 2005)

Exhibit 3(c) Certificate of Designations of Series A Junior Participating Preferred Stock of Hickory Tech Corporation (Incorporated by reference to Exhibit 3(c) to the registrant’s Form 10-K dated March 29, 2000)

Exhibit 4(a) Shareholder Rights Agreement (Incorporated by reference to Exhibit 1 to the registrant’s Form 8-A dated March 9, 1999)

Exhibit 4(b) Second Amended and Restated Credit Agreement dated as of September 21, 2000, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to herein and First Union National Bank, as Administrative Agent (Incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q dated November 10, 2000)

Exhibit 10(s) HickoryTech Corporation 2005 Directors’ Incentive Plan (Incorporated by reference to the registrant’s Form 8-K filed May 12, 2005)

Exhibit 31(a)* Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)* Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)* Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)* Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2005	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer