Form 10-Q
period 2005-09-30
HICKORY TECH CORP
filed 2005-11-01
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005 OR

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

The total number of shares of the registrant’s common stock outstanding as of September 30, 2005: 13,111,132.

HICKORY TECH CORPORATION

September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Nine Months Ended
(In Thousands Except Per Share Amounts)	9/30/2005	9/30/2004	9/30/2005	9/30/2004
OPERATING REVENUES:
Telecom Sector	$18,383	$18,918	$57,014	$57,191
Information Solutions Sector	519	574	1,921	2,219
Enterprise Solutions Sector	3,402	2,685	11,745	8,318
TOTAL OPERATING REVENUES	22,304	22,177	70,680	67,728
COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	2,219	1,855	8,259	5,660
Cost of Services, excluding Depreciation and Amortization	8,354	8,378	24,696	24,857
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	3,495	3,490	11,609	10,772
Depreciation	3,544	3,912	11,588	11,669
Amortization of Intangibles	26	237	467	710
TOTAL COSTS AND EXPENSES	17,638	17,872	56,619	53,668
OPERATING INCOME	4,666	4,305	14,061	14,060

OTHER INCOME/(EXPENSE):
Interest and Other Income	35	10	75	44
Interest Expense	(1,124)	(1,121)	(3,128)	(3,448)
TOTAL OTHER INCOME/(EXPENSE)	(1,089)	(1,111)	(3,053)	(3,404)

INCOME BEFORE INCOME TAXES	3,577	3,194	11,008	10,656
INCOME TAX PROVISION	1,447	1,292	4,453	4,310
INCOME FROM CONTINUING OPERATIONS	2,130	1,902	6,555	6,346
DISCONTINUED OPERATIONS (Note 4)
Income/(Loss) from Operations of Discontinued Component	37	(26)	207	(125)
Income Tax (Benefit)/Provision	15	(11)	84	(51)
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	22	(15)	123	(74)
NET INCOME	$2,152	$1,887	$6,678	$6,272

Basic Earnings Per Share - Continuing Operations:	$0.16	$0.15	$0.50	$0.49
Basic Earnings Per Share - Discontinued Operations:	—	—	0.01	(0.01)
	$0.16	$0.15	$0.51	$0.48
Dividends Per Share	$0.12	$0.11	$0.36	$0.33
Basic Weighted Average Common Shares Outstanding	13,086	12,991	13,073	12,978

Diluted Earnings Per Share - Continuing Operations:	$0.16	$0.15	$0.50	$0.49
Diluted Earnings Per Share - Discontinued Operations:	—	—	0.01	(0.01)
	$0.16	$0.15	$0.51	$0.48
Weighted Average Common and Equivalent Shares Outstanding	13,092	13,016	13,084	13,008

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2005

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands Except Share and Per Share Amounts)	9/30/2005	12/31/2004
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$546	$257
Receivables, Net of Allowance for Doubtful Accounts of $1,387 and $1,256	9,805	9,892
Income Taxes Receivable	—	204
Costs in Excess of Billings on Contracts	1,145	927
Inventories, Net	3,101	3,182
Deferred Income Taxes	1,430	1,430
Prepaid Expenses	1,608	1,185
Other	962	1,214
TOTAL CURRENT ASSETS	18,597	18,291
INVESTMENTS	2,507	4,371
PROPERTY, PLANT AND EQUIPMENT	251,683	246,341
Less ACCUMULATED DEPRECIATION	137,835	131,649
PROPERTY, PLANT AND EQUIPMENT, NET	113,848	114,692
OTHER ASSETS:
Goodwill	25,086	25,086
Intangible Assets, Net	309	387
Financial Derivative Instruments	3,324	2,501
Deferred Costs and Other	2,347	3,209
TOTAL OTHER ASSETS	31,066	31,183
TOTAL ASSETS	$166,018	$168,537

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$—	$1,680
Accounts Payable	2,076	4,065
Accrued Expenses	3,910	3,202
Accrued Interest	75	76
Accrued Income Taxes	4,727	—
Billings in Excess of Costs on Contracts	243	260
Advanced Billings and Deposits	2,478	2,898
Current Maturities of Long-Term Obligations	1,451	5,323
TOTAL CURRENT LIABILITIES	14,960	17,504
LONG-TERM OBLIGATIONS, Net of Current Maturities	94,035	97,661
DEFERRED INCOME TAXES	15,536	15,270
DEFERRED REVENUE AND EMPLOYEE BENEFITS	6,937	6,557
TOTAL LIABILITIES	131,468	136,992
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares outstanding: 13,111,132 in 2005 and 13,057,106 in 2004	1,311	1,306
Additional Paid-In Capital	9,146	8,615
Retained Earnings	22,093	20,119
Accumulated Other Comprehensive Income	2,000	1,505
TOTAL SHAREHOLDERS’ EQUITY	34,550	31,545
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$166,018	$168,537

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

September 30, 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
(Dollars In Thousands)	9/30/2005	9/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,678	$6,272
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	12,055	12,379
(Gain)/Loss on Sale of Assets	12	95
Stock-Based Compensation	67	78
Employee Retirement Benefits and Deferred Compensation	462	696
Accrued Patronage Refunds	(287)	(279)
Provision for Losses on Accounts Receivable	215	521
Changes in Operating Assets and Liabilities:
Receivables	4,741	6,135
Inventories	81	207
Billings and Costs on Contracts	(235)	517
Accounts Payable and Accrued Expenses	(1,283)	(1,782)
Advance Billings and Deposits	(420)	(139)
Deferred Revenue and Employee Benefits	(82)	(157)
Other	354	942
Net Cash Provided By Operating Activities	22,358	25,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(10,136)	(9,111)
Redemption of Investments	2,100	2,600
Purchase of Intangible Asset	—	(9)
Proceeds from Sale of Assets	46	53
Net Cash Used In Investing Activities	(7,990)	(6,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(1,680)	(1,001)
Payments of Capital Lease Obligations	(414)	(479)
Repayments on Credit Facility	(12,750)	(15,250)
Borrowings on Credit Facility	5,000	2,000
Proceeds from Issuance of Common Stock	469	356
Dividends Paid	(4,704)	(4,281)
Stock Repurchase/Retirement	—	(43)
Net Cash Used In Financing Activities	(14,079)	(18,698)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	289	320

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	278

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$546	$598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$3,259	$3,531
Cash Paid (Refunded) for Income Taxes	$(332)	$(1,745)

NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$666	$81

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2005

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

	For Three Months Ended		For Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Weighted Average Shares Outstanding	13,086,371	12,990,568	13,072,656	12,978,321
Stock Options (dilutive only)	3,200	23,866	8,964	28,281
Stock Subscribed (ESPP)	1,948	1,158	1,948	1,158
Total Dilutive Shares Outstanding	13,091,519	13,015,592	13,083,568	13,007,760

Options to purchase 564,850 and 448,033 shares for the three months ended September 30, 2005 and 2004, respectively, and 517,950 and 448,033 shares for the nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2005 and 2004.

Shares Outstanding on Record Date	2005	2004
First Quarter (Feb. 15)	13,057,106	12,967,886
Second Quarter (May 15)	13,073,602	12,971,954
Third Quarter (August 15)	13,076,331	12,981,929

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.  HickoryTech paid dividends of $.12 per share for the third quarter of 2005 and $.11 per share for the third quarter of 2004.

During the first nine months of 2005 and 2004, shareholders have elected to reinvest $196,000 and $207,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income, net of income taxes, for the three months ended September 30, 2005 and 2004 was $2,597,000 and $1,178,000, respectively. Comprehensive income, net of income taxes, for the nine months ended September 30, 2005 and 2004 was $7,173,000 and $6,031,000, respectively.

NOTE 4. DISCONTINUED OPERATIONS

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Revenues	$—	$—	$—	$—

Income/(Loss) Before Income Taxes	$37	$(26)	$207	$(125)

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

The carrying value of HickoryTech’s goodwill is $25,086,000 as of September 30, 2005 and December 31, 2004.

The components of HickoryTech’s other intangible assets are shown in the following table:

	As of September 30, 2005		As of December 31, 2004
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers	$821	$518	$821	$442
Other Intangibles	109	103	109	101
Total	$930	$621	$930	$543

Amortization expense related to the definite-lived intangible assets for both the three months ended September 30, 2005 and 2004 was $26,000. Amortization expense related to the definite-lived intangible assets for the nine months ended September 30, 2005 and 2004 was $78,000 and $77,000, respectively.  Total estimated amortization expense for the remaining three months of 2005 and the five years subsequent to 2005 is as follows: 2005 (October  1 through December 31) - $26,000; 2006 - $104,000; 2007 - $104,000; 2008 - $74,000; 2009 - $1,000 and 2010 - $0.

NOTE 7. RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to the first annual, rather than interim, periods that begin after June 15, 2005. HickoryTech is currently assessing the impact of adopting SFAS 123(R), which may be material in future periods, to its consolidated results of operations. For the historical impact of share-based payments to employees under SFAS No. 123, refer to the disclosures in Note 10 of the Notes to Consolidated Financial Statements.

NOTE 8. QUARTERLY SECTOR FINANCIAL SUMMARY

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Three Months Ended 9/30/05
Operating Revenue from Unaffiliated Customers	$18,383	$519	$3,402	$—	$22,304
Intersegment Revenues	51	1,056	—	(1,107)	—
Total	18,434	1,575	3,402	(1,107)	22,304

Depreciation and Amortization	3,123	403	28	16	3,570
Operating Income/(Loss)	4,988	(427)	(53)	158	4,666
Interest Expense	1	13	—	1,110	1,124
Income Taxes/(Benefit)	2,019	(178)	(22)	(372)	1,447

Income/(Loss) from Continuing Operations	2,970	(262)	(31)	(547)	2,130
Income from Discontinued Operations Including Intersegment Revenues	22	—	—	—	22
Net Income/(Loss)	2,992	(262)	(31)	(547)	2,152

Identifiable Assets	144,824	3,936	7,918	9,340	166,018
Property, Plant and Equip., Net	108,575	4,936	227	110	113,848
Capital Expenditures	4,603	866	—	39	5,508

Three Months Ended 9/30/04
Operating Revenue from Unaffiliated Customers	$18,918	$574	$2,685	$—	$22,177
Intersegment Revenues	68	1,078	—	(1,146)	—
Total	18,986	1,652	2,685	(1,146)	22,177

Depreciation and Amortization	3,459	636	40	14	4,149
Operating Income/(Loss)	5,387	(641)	(482)	41	4,305
Interest Expense	2	15	—	1,104	1,121
Income Taxes/(Benefit)	2,180	(266)	(195)	(427)	1,292

Income/(Loss) from Continuing Operations	3,207	(390)	(287)	(628)	1,902
Income from Discontinued Operations Including Intersegment Revenues	(15)	—	—	—	(15)
Net Income/(Loss)	3,192	(390)	(287)	(628)	1,887
Identifiable Assets	143,618	5,875	7,526	7,597	164,616
Property, Plant and Equip., Net	106,545	4,088	350	126	111,109
Capital Expenditures	2,869	—	2	—	2,871

(Dollars In Thousands)	Telecom	Information Solutions	Enterprise Solutions	Corporate and Eliminations	HickoryTech Consolidated
Nine Months Ended 9/30/05
Operating Revenue from Unaffiliated Customers	$57,014	$1,921	$11,745	$—	$70,680
Intersegment Revenues	154	3,239	—	(3,393)	—
Total	57,168	5,160	11,745	(3,393)	70,680

Depreciation and Amortization	10,223	1,698	91	43	12,055
Operating Income/(Loss)	16,216	(1,796)	(207)	(152)	14,061
Interest Expense	4	41	—	3,083	3,128
Income Taxes/(Benefit)	6,563	(743)	(84)	(1,283)	4,453
Income/(Loss) from Continuing Operations	9,654	(1,091)	(123)	(1,885)	6,555
Income from Discontinued Operations Including Intersegment Revenues	123	—	—	—	123
Net Income/(Loss)	9,777	(1,091)	(123)	(1,885)	6,678

Identifiable Assets	144,824	3,936	7,918	9,340	166,018
Property, Plant and Equip., Net	108,575	4,936	227	110	113,848
Capital Expenditures	8,653	1,424	20	39	10,136

Nine Months Ended 9/30/04
Operating Revenue from Unaffiliated Customers	$57,191	$2,219	$8,318	$—	$67,728
Intersegment Revenues	206	3,252	—	(3,458)	—
Total	57,397	5,471	8,318	(3,458)	67,728

Depreciation and Amortization	10,273	1,929	135	42	12,379
Operating Income/(Loss)	17,244	(1,983)	(998)	(203)	14,060
Interest Expense	9	42	—	3,397	3,448
Income Taxes/(Benefit)	6,978	(816)	(404)	(1,448)	4,310

Income/(Loss) from Continuing Operations	10,266	(1,198)	(594)	(2,128)	6,346
Loss from Discontinued Operations Including Intersegment Revenues	(74)	—	—	—	(74)
Net Income/(Loss)	10,192	(1,198)	(594)	(2,128)	6,272

Identifiable Assets	143,618	5,875	7,526	7,597	164,616
Property, Plant and Equip., Net	106,545	4,088	350	126	111,109
Capital Expenditures	9,086	1	24	—	9,111

NOTE 9. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10. STOCK COMPENSATION

As of December 31, 2004, HickoryTech had four stock-based employee and director compensation plans, which are described more fully in the HickoryTech Annual Report on Form 10-K for the year ended December 31, 2004. At the annual shareholders’ meeting on May 9, 2005, the HickoryTech shareholders approved the HickoryTech Corporation 2005 Directors’ Incentive Plan, which is described more fully in the Form 8-K filed May 12, 2005. In accordance with SFAS 123 “Accounting for Stock Based Compensation,” HickoryTech has elected to account for these employee and director stock compensation plans using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related interpretations.

If HickoryTech had elected to recognize compensation cost based on the fair value of the options and other stock compensation the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004	9/30/2005	9/30/2004

Reported Net Income	$2,152	$1,887	$6,678	$6,272
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	13	40	46
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	(61)	(170)	(214)

Pro Forma Net Income	$2,121	$1,839	$6,548	$6,104

Earnings per share:
Basic - as reported	$0.16	$0.15	$0.51	$0.48
Basic - pro forma	$0.16	$0.14	$0.50	$0.47

Diluted - as reported	$0.16	$0.15	$0.51	$0.48
Diluted - pro forma	$0.16	$0.14	$0.50	$0.47

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

(Dollars in Thousands, Net of Income Taxes)	Interest Rate Swap Agreement

Accumulated other comprehensive income balance at December 31, 2004	$1,505
Market value increase on interest rate swap agreement	495
Accumulated other comprehensive income balance at September 30, 2005	$2,000

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

The fair value of HickoryTech’s derivatives at September 30, 2005 and December 31, 2004 is a net asset of $3,324,000 and $2,501,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 12. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first three quarters of 2005 and 2004.

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Components of Net Periodic Benefit Cost
Service Cost	$91	$93	$275	$279
Interest Cost	115	131	345	393
Expected Return on Plan Assets	—	—	—	—
Amortization of Transition Obligation	15	15	45	45
Amortization of Prior Service Cost	(3)	(3)	(9)	(9)
Recognized Net Actuarial Loss	44	59	132	177
Net Periodic Benefit Cost	$262	$295	$788	$885

	2005
Employer’s Contributions
Contributions Made For the Nine Months Ended 09/30/05	$146
Expected Contributions for Remainder of 2005	49
Total Estimated Employer Contributions for Fiscal Year 2005	$195

NOTE 13. REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.” The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by the National Exchange Carrier Association (NECA). TIC was eliminated by reallocating the costs to the other access billing categories. The FCC conducted an investigation of all tariff filings, including NECA’s CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories. The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation. As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004. The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000 into the TS rate elements. HickoryTech recouped this revenue over the remaining eighteen months of the TS tariff, from January 1, 2004 to June 30, 2005. In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $0 at September 30, 2005 and $204,000 at December 31, 2004.

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

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources. All of HickoryTech’s central office switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions Sector, are supplied by Nortel and Cisco. Nortel and Cisco are leading suppliers of communications and data equipment, and HickoryTech’s dependence on these brands is not viewed as a significant risk. An additional layer of network infrastructure equipment for broadband services is provided by Nextlevel.

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

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. Crystal also provides digital TV service in four communities in addition to its telephone services listed above. They include St. Peter, initiated in 2001, Waseca, in July 2004, New Richland and Ellendale, Minnesota, in June 2005. Most recently Crystal began offering service in a fifth community, St. Clair, Minnesota, in September 2005 where Mid-Comm provides telephone service.

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

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. CNI’s operations are not subject to regulation by the state regulatory authority. Neither the Minnesota Public Utilities Commission nor the Iowa Utilities Board regulates the rate of return or profits of each of HickoryTech’s ILEC operations due to the size of these companies relative to state regulation. In Minnesota, MCTC and Mid-Comm’s price and service levels are monitored by regulators. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota incumbent LECs. HickoryTech and its subsidiaries may change rates determined by various factors, including economic and competitive circumstances.

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

HickoryTech companies are sometimes engaged in negotiation or renegotiation of arrangements for network interconnection with other carriers and contracts with various wireless service providers. MCTC has recently concluded negotiations and other HickoryTech companies are presently involved in interconnection negotiations with another service provider that may compete with HickoryTech companies. Although such negotiations may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential revenue impact related to these negotiations.

Future decisions regarding the regulation of Voice over Internet Protocol (VoIP) may result in a change in the business relationship between HickoryTech companies and interexchange carriers. These relationships and regulation concerning them are discussed further in the regulated industry section of this Form 10-Q.

Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech service. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers and is providing digital TV in one community served by Mid-Comm.

CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission in each state it serves. Crystal competes directly against existing incumbent LECs in the areas in which it operates. Crystal competes directly with incumbent cable TV providers and satellite for its digital TV services. Crystal is presently providing these services under franchise agreements with the local communities. Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

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

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. The FCC has recently released regulations intended to spur the development of broadband services HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – In 2005, rate deregulation was granted to all Iowa companies for all services other than single line services. Previously, only companies with fewer than 15,000 access lines were unregulated. HickoryTech’s Iowa ILEC subsidiary has maintained less than 15,000 access lines so it has been and will remain unregulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line (EUCL) funds collected are pooled, and some of HickoryTech revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically. The July 1, 2005 change does not materially affect the level of access revenues recorded.

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

Crystal offers digital TV service in the St. Peter, Waseca, Ellendale New Richland and St. Clair, Minnesota markets under franchises negotiated with the local municipality.

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

Local Number Portability (LNP) – On November 10, 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). Most of the Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting, however, Heartland Telecommunications Company of Iowa received a suspension order from the Iowa Utilities Board allowing additional time and implemented LNP on January 25, 2005. The effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal as of September 30, 2005. Given the short history for which intermodal porting has been available, however, the Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

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

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone, data and VoIP business systems equipment sales and services to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Products consist of communication platforms such as Nortel, Cisco and Bay Networks (Nortel) equipment. Enterprise Solutions specializes in complex design, installation and maintenance of voice, data or Internet Protocol products. Enterprise Solutions continues its commitment to service and support its core products, Nortel and Cisco, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

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

OPERATING REVENUES:

Consolidated operating revenues were $22,304,000, which is $127,000 or 0.6% higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Consolidated operating revenues were $70,680,000, which is $2,952,000 or 4.4% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 can be primarily attributed to a higher volume of business in the Enterprise Solutions Sector service, offset by decreased revenue in the Information Solutions and Telecom Sectors.

COST OF SALES, ENTERPRISE SOLUTIONS:

Cost of sales increased $365,000 or 19.7% in the third quarter of 2005 compared to the third quarter of 2004. Cost of sales increased $2,600,000 or 45.9% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in cost of sales in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 corresponds with the increase in sales in both periods. Enterprise Solutions received a $211,000 rebate in the third quarter from one of its suppliers, which is recorded in cost of sales.

COST OF SERVICES, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $24,000 or 0.3% in third quarter 2005 compared to third quarter 2004. Decreases in the Telecom and Information Solution Sectors’ cost of services for the third quarter of 2005 compared to the third quarter of 2004 were partially offset by an increase in the inventory valuation reserve in the Enterprise Solutions Sector. Cost of services, excluding depreciation and amortization decreased $161,000 or 0.6% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This decrease for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to cost reduction actions and lower costs from outsourced contractors in the Information Solutions Sector, lower leased fiber expenses, lower Internet expense due to customers who have switched from dial-up Internet to broadband Internet and lower bad debt expense, all in the Telecom Sector. The decrease was partially offset by increased wages, transport costs, consulting fees and originating access fees, in the Telecom Sector and an increase in the Enterprise Solutions inventory valuation reserve. The decrease in bad debt expense for the three and nine months ended September 30, 2005 relates to $410,000 of bad debt recoveries associated with a carrier bankruptcy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization increased $5,000 or 0.1% in third quarter 2005 compared to third quarter 2004. Selling, general and administrative expenses, excluding depreciation and amortization increased $837,000 or 7.8% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The primary reasons for this increase were the one-time fees associated with the termination of leases in the Information Solutions Sector, increased sales expenses associated with the customer premise equipment (CPE) phone system sales, regulatory fees and property taxes in the Telecom Sector, partially offset by decreased wages and bad debt expense in the Enterprise Solutions Sector.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $3,544,000, which is $368,000 or 9.4% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in depreciation expense can be largely attributed to central office switching equipment becoming fully depreciated in the third quarter of 2005. Depreciation expense was $11,588,000, which is $81,000 or 0.7% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in depreciation expense can be largely attributed to central office switching equipment becoming fully depreciated in the third quarter of 2005, partially offset by the depreciation associated with an increase in Telecom Sector’s network assets. Amortization expense was $26,000, which is $211,000 or 89.0% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Amortization expense was $467,000, which is $243,000 or 34.2% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in amortization expense in the three and nine months ended September 30, 2005 was due to the SuiteSolution asset (capitalized software development) in the Information Solutions Sector becoming fully amortized in the second quarter of 2005.

OPERATING INCOME:

Operating income was $4,666,000, which is $361,000 or 8.4% higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in operating income was primarily due to the $368,000 decrease in depreciation, $211,000 decrease in amortization expense and $127,000 increase in operating revenues, all of which are explained above, partially offset by a $364,000 increase in cost of sales, which is described above. Operating income was $14,061,000, which is $1,000 higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in operating income was driven by the $2,952,000 increase in operating revenues, the $243,000 decrease in amortization expense, the $161,000 decrease in cost of services and the $81,000 decrease in depreciation, all of which are explained above, partially offset by a $2,599,000 increase in cost of sales and $837,000 increase in selling, general and administrative expenses, all of which were described above.

INTEREST EXPENSE:

Interest expense increased $3,000 or 0.3% to $1,124,000 in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Interest expense decreased $320,000 or 9.3% to $3,128,000 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in interest expense for the period was primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $94,750,000 at September 30, 2005 and $105,250,000 at September 30, 2004.

INCOME TAXES:

The effective income tax rate of approximately 40.5% for third quarter 2005 and third quarter 2004 exceeds the federal statutory rate primarily due to state income taxes. The effective income tax rate of approximately 40.5% for the nine months ended September 30, 2005 and approximately 40.4% for the nine months ended September 30, 2004 exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $2,130,000, which is $228,000 or 12.0% higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in income from continuing operations was driven by the $368,000 decrease in depreciation, $211,000 decrease in amortization expense and $127,000 increase in operating revenues, all of which are explained above, partially offset by a $364,000 increase in cost of sales, which is described above. Consolidated income from continuing operations was $6,555,000, which is $209,000 or 3.3% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in income from continuing operations was driven by the $2,952,000 increase in operating revenues, the $320,000 decrease in interest expense, the $243,000 decrease in amortization expense, the $161,000 decrease in cost of services and the $81,000 decrease in depreciation, all of which are explained above, partially offset by a $2,599,000 increase in cost of sales and $837,000 increase in selling, general and administrative expenses, all of which were described above.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004	9/30/2005	9/30/2004

Revenues Before Intersegment Eliminations
ILEC
Local Service	$3,720	$3,847	$11,198	$11,396
Network Access	7,317	8,062	24,175	25,011
Data	606	524	1,766	1,593
Intersegment	51	68	154	206
Other	1,738	1,635	4,962	4,978
Total ILEC	13,432	14,136	42,255	43,184

CLEC
Local Service	886	912	2,658	2,766
Network Access	474	652	1,486	1,953
Data	647	521	1,895	1,301
Other	441	443	1,336	1,323
Total CLEC	2,448	2,528	7,375	7,343

Long Distance	1,244	1,165	3,605	3,499

Internet	1,076	1,011	3,247	3,000

Digital TV	234	146	686	371

Total Telecom Revenues	$18,434	$18,986	$57,168	$57,397

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$18,383	$18,918	$57,014	$57,191
Intersegment	51	68	154	206
	18,434	18,986	57,168	57,397

Cost of Services, excluding Depreciation and Amortization	7,431	7,554	22,389	22,216
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	2,892	2,586	8,340	7,664
Depreciation and Amortization	3,123	3,459	10,223	10,273
Operating Income	$4,988	$5,387	$16,216	$17,244

Income from Continuing Operations, Net of Tax	$2,970	$3,207	$9,654	$10,266
Income/(Loss) from Discontinued Operations	22	(15)	123	(74)
Net Income	$2,992	$3,192	$9,777	$10,192

Capital Expenditures	$4,603	$2,869	$8,653	$9,086

	For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004

ILEC Access Lines	57,080	61,085

CLEC Access Lines
Overbuild	11,094	10,285
Unbundled Network Element (UNE)	1,656	1,721
Total Service Resale (TSR)	1,592	2,160
Total	14,342	14,166

Long Distance Customers	40,936	41,763

Internet Customers	18,028	17,090

Total Telecom Customers	130,386	134,104

DSL Customers	12,372	9,745

Digital TV Customers	2,573	1,732

Telecom Sector operating revenues before intersegment eliminations were $18,434,000, which is $552,000 or 2.9% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in revenue in the third quarter of 2005 compared to the third quarter of 2004 was due primarily to declines in ILEC and CLEC local service and network access, partially offset by increases in ILEC and CLEC data revenue and increases in long distance, Internet and digital TV revenues. Telecom Sector operating revenues before intersegment eliminations were $57,168,000, which is $229,000 or 0.4% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. For the nine month period ended September 30, 2005 as compared to the same period in 2004, the decrease in revenue was primarily due to declines in ILEC and CLEC local service and network access, partially offset by increases in ILEC and CLEC data revenue and increases in long distance, Internet and digital TV revenues.

ILEC local service revenue was $3,720,000, which is $127,000 or 3.3% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. ILEC local service revenue was $11,198,000, which is $198,000 or 1.7% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease is the result of 4,005 fewer access lines at September 30, 2005 than at September 30, 2004. Enterprise Solutions signed a large contract with a college campus in Minnesota to provide an Internet Protocol (IP) Telephony System. This System has already replaced over 2,000 ILEC access lines in the third quarter of 2005. The new System will eventually replace approximately 2,000 more ILEC access lines and approximately $45,000 per month of local revenue when fully implemented by year-end 2005.

ILEC network access revenue was $7,317,000, which is $745,000 or 9.2% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in network access revenue in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to an interstate rate decrease on July 1, 2005. ILEC network access revenue was $24,175,000, which is $836,000 or 3.3% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in network access revenue in the nine months ended September 30, 2005 was primarily due to an interstate rate decrease on July 1, 2005 and lower MOUs (minutes of use). A combination of changing MOUs, carriers rerouting traffic, and lower demand for dedicated lines may negatively impact future access revenues. In addition, future access reform may provide further negative influences. The Minnesota Public Utilities Commission (PUC) has been considering intrastate access reform and universal service for several years (see regulatory section).

ILEC data revenue was $606,000, which is $82,000 or 15.6% higher in the three months ended September 30, 2005 compared to three months ended September 30, 2004. ILEC data revenue was $1,766,000, which is $173,000 or 10.9% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is the result of 1,996 more digital subscriber line (DSL) customers at September 30, 2005 than at September 30, 2004.

ILEC other revenue was $103,000 or 6.3% higher in third quarter 2005 compared to third quarter 2004. This increase was primarily due to an increase in CPE phone system sales. ILEC other revenue was $16,000 or 0.3% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

CLEC local service revenue was $886,000, which is $26,000 or 2.9% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. CLEC local service revenue was $2,658,000, which is $108,000 or 3.9% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Access lines increased by 176 lines or 1.2% from September 30, 2004 to September 30, 2005. Despite the increase in lines, an implementation of package pricing to meet competitive pricing pressures by incumbent LEC’s in those markets resulted in the decreased revenue in the three and nine months ended September 30, 2005 compared to September 30, 2004.

CLEC network access revenue was $178,000 or 27.3% lower in third quarter 2005 compared to third quarter 2004. CLEC network access revenue was $467,000 or 23.9% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This decrease in the three and nine months ended September 30, 2005 compared to September 30, 2004 was primarily due to a mandated rate decrease in June of 2004 and lower MOUs.

CLEC data revenue was $126,000 or 24.2% higher in third quarter 2005 compared to third quarter 2004. CLEC data revenue was $594,000 or 45.7% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in 2005 compared to 2004 was caused primarily by an increase in residential and business DSL penetration in CLEC communities as well as the rollout of Ethernet services to large business customers in 2004.

Long distance revenue was $79,000 or 6.8% higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Long distance revenue was $106,000 or 3.0% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In June of 2005, a large Minnesota college campus ended its contract for long distance services, which resulted in a loss of approximately 2,800 long distance customers. Despite the loss of this contract, the long distance customer base only decreased 1,125 lines or 2.7% in the third quarter of 2005 and decreased 827 lines or 2.0% between September 30, 2005 and September 30, 2004 due to other new customer growth. Higher long distance usage customer growth offset the loss of the lower long distance usage customers mentioned above in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

Internet revenue was $65,000, or 6.4% higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Internet revenue was $247,000, or 8.2% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in revenue was caused primarily by an increase in Internet customers of 938 or 5.5% between September 30, 2004 and September 30, 2005.

Digital TV was $88,000, or 60.3% higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was the result of the offering of digital TV in New Richland and Ellendale in June 2005, and St. Clair, Minnesota in September 2005. Digital TV was $315,000, or 84.9% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was the result of the offering of digital TV in Waseca in July 2004, New Richland and Ellendale, Minnesota in June 2005, and St. Clair, Minnesota in September 2005.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization was $123,000 or 1.6% lower in the third quarter of 2005 compared to the third quarter of 2004. The decrease in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily due to lower bad debt expense and lower Internet expense due to lower costs associated with customers who have switched from dial-up Internet to broadband Internet, partially offset by increased wages and consulting fees. Cost of services, excluding depreciation and amortization was $173,000 or 0.8% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in nine months ending September 30, 2005 compared to the nine months ended September 30, 2004 is primarily due to increased wages, transport costs, consulting fees and originating access fees, partially offset by lower leased fiber expenses, lower Internet expense due to lower costs associated with customers who have switched from dial-up Internet to broadband Internet and lower bad debt expense. The decrease in bad debt expense for the three and nine months ended September 30, 2005 relates to $410,000 of bad debt recoveries associated with a carrier bankruptcy.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization were $306,000 or 11.8% higher in the third quarter of 2005 compared to the third quarter of 2004. Selling, general and administrative expenses, excluding depreciation and amortization were $676,000 or 8.8% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 is primarily due to increased sales expenses associated with the CPE phone system sales, regulatory fees and property taxes.

Depreciation and Amortization:

Depreciation and amortization were $3,123,000, which is $336,000 or 9.7% lower in the three months ended September 30, 2005 compared to the same period in 2004. The decrease in depreciation expense in the three months ended September 30, 2005 can be largely attributed to central office switching equipment becoming fully depreciated in the third quarter of 2005. Depreciation and amortization were $10,223,000, which is $50,000 or 0.5% lower in the nine months ended September 30, 2005 compared to the same period in 2004. The decrease in depreciation expense in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 can be largely attributed to central office switching equipment becoming fully depreciated in the third quarter of 2005, partially offset by an increase in Telecom Sector’s network assets.

Operating and Net Income:

Operating income was $4,988,000, which is $399,000 or 7.4% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Net income was $2,992,000, which is $200,000 or 6.3% lower in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. These decreases were driven by the $552,000 decrease in revenues and $306,000 increase in selling, general and administrative expenses, partially offset by the $336,000 decrease in depreciation and amortization and $123,000 decrease in cost of services, all of which were mentioned above. Operating income was $16,216,000, which is $1,028,000 or 6.0% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Net income was $9,777,000, which is $415,000 or 4.1% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. These decreases were driven by the $676,000 increase in selling, general and administrative expenses, $229,000 decrease in revenues, $173,000 increase in cost of services, partially offset by the $50,000 decrease in depreciation and amortization, all of which were mentioned above.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The wireless operations are reported as part of the Telecom sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Revenues Before Eliminations
Unaffiliated Customers	$519	$574	$1,921	$2,219
Intersegment	1,056	1,078	3,239	3,252
	1,575	1,652	5,160	5,471
Cost of Services, excluding Depreciation and Amortization	1,424	1,441	4,201	4,863
Selling, General, and Administrative Expenses, excluding Depreciation and Amortization	175	216	1,057	662
Depreciation and Amortization	403	636	1,698	1,929

Operating Loss	$(427)	$(641)	$(1,796)	$(1,983)
Net Loss	$(262)	$(390)	$(1,091)	$(1,198)

Capital Expenditures	$866	$—	$1,424	$1

The operations of the Information Solutions Sector include the internal Information Technology functions for HickoryTech and its affiliates, as well as its external services to non-affiliated customers.

Revenues:

Operating revenues from unaffiliated customers decreased $55,000 or 9.6% in the third quarter 2005 compared to the third quarter 2004. The decrease was largely due to the loss of several customers which was partially offset by increased billings to several other customers. Operating revenues from unaffiliated customers decreased $298,000 or 13.4% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In June 2005, the Company recognized $369,000 in license fees from the sale of SuiteSolution to a customer. Despite this sale, the Company has lost several other customers including $456,000 over the first nine months of 2005 from a temporary customer relationship that ended in 2004. This was partially offset by increased billings to several other customers.

Cost of Services, excluding Depreciation and Amortization:

Cost of services, excluding depreciation and amortization decreased $17,000 or 1.2% in the third quarter 2005 compared to the third quarter 2004. Cost of services, excluding depreciation and amortization decreased $662,000 or 13.6% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease is primarily due to management cost reduction actions and lower costs recognized from outsourced contractor work.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization were $41,000 or 19.0% lower in the third quarter of 2005 compared to the third quarter of 2004. The decrease was largely due to lower employee benefits. Selling, general and administrative expenses, excluding depreciation and amortization were $395,000 or 59.7% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was largely due to one-time fees associated with the termination of leases.

Operating and Net Loss:

Operating loss decreased $214,000 or 33.4% in third quarter 2005 compared to third quarter 2004. Net loss decreased $128,000 or 32.8% in third quarter 2005 compared to third quarter 2004. The decrease in operating loss and net loss in third quarter 2005 compared to third quarter 2004 was primarily attributable to the decrease in depreciation and amortization, the decrease in selling, general and administrative expenses, excluding depreciation and amortization, and the decrease in cost of services, excluding depreciation and amortization, partially offset by the decrease in revenues. Operating loss decreased $187,000 or 9.4% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Net loss decreased $107,000 or 8.9% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in operating loss and net loss for the nine months ended September 30, 2005 compared to nine months ended September 30, 2004 was primarily attributable to the decrease in cost of services, excluding depreciation and amortization, the decrease in depreciation and amortization, partially offset by the increase in selling, general and administrative expenses, excluding depreciation and amortization and the decrease in revenues. The operations of the Information Solutions Sector include the internal Information Technology functions for HickoryTech and its affiliates, as well as its external services to non-affiliated customers.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	For Three Months Ended		For Nine Months Ended
(Dollars in Thousands)	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Revenues Before Intersegment Eliminations
Installation	$1,253	$961	$5,653	$2,841
Service	2,149	1,724	6,092	5,477
	3,402	2,685	11,745	8,318
Cost of Sales	2,219	1,854	8,259	5,659
Cost of Services, excluding Depreciation And Amortization	573	499	1,401	1,141
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	635	774	2,201	2,381
Depreciation and Amortization	28	40	91	135

Operating Income/(Loss)	$(53)	$(482)	$(207)	$(998)
Net Income/(Loss)	$(31)	$(287)	$(123)	$(594)

Capital Expenditures	$—	$2	$20	$24

Revenues:

Operating revenues increased $717,000 or 26.7% in the third quarter of 2005 compared to the third quarter of 2004. Operating revenues increased $3,427,000 or 41.2% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Installation revenue increased $292,000 or 30.4% in the third quarter of 2005 compared to the third quarter of 2004. The increase in installation revenue in the third quarter of 2005 compared to the third quarter of 2004 was mainly the result of increased sales and installations of Private Branch Exchange (PBX) Systems of $163,000 and an increase in Small Business Systems (SBS) installations of $159,000. Installation revenue increased $2,812,000 or 99% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in installation revenue in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was mainly the result of increased data revenue of $1,931,000, which was primarily the result of a large contract with a college campus in Minnesota. Service revenue was $425,000 or 24.7% higher in the third quarter of 2005 compared to the third quarter of 2004. The increase in service revenue in the third quarter of 2005 compared to the third quarter of 2004 was primarily a result of a $445,000 or 52.7% increase in Move, Add and Change (MAC) revenues. Service revenue was $615,000 or 11.2% higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in service revenue in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was largely the result of a $688,000 or 24.5% increase in MAC revenues.

Cost of Sales:

Cost of sales increased $365,000 or 19.7% in the third quarter of 2005 compared to the third quarter of 2004. Cost of sales increased $2,600,000 or 45.9% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in cost of sales in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 corresponds with the increase in sales in both periods. Enterprise Solutions received a $211,000 rebate in the third quarter from one of its suppliers, which is recorded in cost of sales.

Cost of Services, excluding Depreciation and Amortization:

Cost of services excluding depreciation and amortization increased $74,000 or 14.8% in the third quarter 2005 compared to the third quarter 2004. Cost of services excluding depreciation and amortization increased $260,000 or 22.8% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in both the three and nine months ended September 30, 2005 is mainly the result of an increase in the inventory valuation reserve. Due to the surplus of supplier inventory in the market and resultant decline in product prices in this line of business over recent quarters, the Company is making systematic inventory valuation adjustments. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

Selling, General and Administrative Expenses, excluding Depreciation and Amortization:

Selling, general and administrative expenses, excluding depreciation and amortization were $139,000 or 18.0% lower in the third quarter of 2005 compared to the third quarter of 2004. Selling, general and administrative expenses, excluding depreciation and amortization were $180,000 or 7.6% lower in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses, excluding depreciation and amortization for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 was largely due to decreased wages and bad debt expense.

Operating and Net Loss:

Operating loss decreased $429,000 in the third quarter 2005 compared to the third quarter 2004. Net loss decreased $256,000 in the third quarter 2005 compared to the third quarter 2004. Operating loss decreased $791,000 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Net loss decreased $471,000 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in operating and net loss for the three and nine months ended September 30, 2005 resulted primarily from the increase in operating revenues and decrease in selling, general and administrative expenses, excluding depreciation and amortization, partially offset by the increase in cost of sales and cost of services, excluding depreciation and amortization, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $22,358,000 in the first nine months of 2005 compared to $25,485,000 in the first nine months of 2004. Cash flows from operations in the first nine months of 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in receivables. Cash flows from operations in the first nine months of 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization and a decrease in receivables.

Cash flows used in investing activities were $7,990,000 in the first nine months of 2005 compared to $6,467,000 for the same period in 2004. Capital expenditures were $10,136,000 during the first nine months of 2005 as compared to $9,111,000 for the same period in 2004. 2005 capital expenditures were incurred primarily to provide additional network facilities in the Telecom Sector. Management expects capital expenditures in the remainder of 2005 to be approximately $12,500,000. Management plans to use the current credit facility to finance these capital expenditures that exceed available cash flow in the remainder of 2005. Pursuant to conditions of its debt agreement, which allows the Company to reduce its investment in one of its lenders by an amount equal to 10% of the annual principal payments of the term loan component of its debt, the Company received a refund of its investment in the amount of $2,100,000 in the first nine months of 2005 and $2,600,000 in the first nine months of 2004.

Cash flows used in financing activities were $14,079,000 for the first nine months of 2005 compared to $18,698,000 for the first nine months of 2004. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $12,750,000 during the first nine months of 2005, and $15,250,000 during the first nine months of 2004. HickoryTech borrowed $5,000,000 on its revolving credit facility during the first nine months of 2005, and $2,000,000 during the first nine months of 2004. Dividend payments for the first nine months of 2005 were $4,704,000 compared to $4,281,000 for the same period in 2004.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $3,637,000 as of September 30, 2005, compared to working capital of $787,000 as of December 31, 2004. The ratio of current assets to current liabilities was 1.2 to 1.0 as of September 30, 2005 and 1.0 to 1.0 as of December 31, 2004.

LONG-TERM OBLIGATIONS - HickoryTech’s long-term obligations as of September 30, 2005 were $94,035,000, excluding current maturities of $1,451,000. As of September 30, 2005, HickoryTech had a $113,375,000 credit facility with a syndicate of banks. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capitalization. As of September 30, 2005, there were no covenant violations. The credit facility is comprised of a $103,125,000 revolving credit component and a $10,250,000 term loan component. The available line of credit on the $103,125,000 revolving credit component began decreasing in increments in March 2004, and has a final maturity date in September 2007, at which time the $84,500,000 borrowed on the revolving credit component is due to be paid, pursuant to the Fifth Amendment to the credit facility, which was effective June 23, 2005. The term loan component requires equal quarterly principal payments of $250,000 during the period of March 2001 to December 2008, and $7,000,000 in the first quarter of 2009. The weighted average interest rate associated with this credit facility varies with LIBOR and certain other rates. The weighted average interest rate was 4.7% at September 30, 2005 and 4.1% at September 30, 2004. HickoryTech has utilized interest rate swap agreements to implement fixed interest terms on various portions of the overall debt outstanding. The current agreements result in fixed interest terms on $70,000,000 of the outstanding debt until June 2008. As of September 30, 2005, HickoryTech had drawn $94,750,000 on this credit facility and had $18,625,000 of available credit. The Fifth Amendment to the credit facility dated June 23, 2005 also established accessibility for HickoryTech to $25,000,000 in incremental term loans in addition to the revolver and term loan credit facility. Management believes the remaining available credit is sufficient to cover future cash requirements.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the nine months ended September 30, 2005 and 2004, this sector recorded additions to property, plant and equipment of $666,000 and $81,000, respectively, related to these capital lease arrangements.

CONSTRUCTION PLANS - Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. The Company has been upgrading its Mankato network since 2004 and will continue to do so through 2007. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades to an already state of the art network will give HickoryTech the capability to offer more diversified services to its core customer base. The total capital expenditure program in 2005 is estimated to be between $22,000,000 and $23,000,000.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to these critical accounting policies during the quarter ended September 30, 2005.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first annual or interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to the first annual or interim period in the first fiscal year beginning after June 15, 2005. HickoryTech is currently assessing the impact of adopting SFAS 123(R), which may be material in future periods, to its consolidated results of operations. Reference is made to the disclosures under SFAS No. 123 in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate swap agreements with remaining maturities of thirty-three months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt not protected by interest rate swap agreements had averaged 10% more for the quarter ended September 30, 2005, HickoryTech’s interest expense would have increased $39,000. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the nine months ended September 30, 2005, HickoryTech’s interest expense would have increased $94,000.

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

Changes in Internal Controls. During our third quarter of 2005, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:	November 1, 2005	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Chief Financial Officer