Form 10-K
period 2005-12-31
HICKORY TECH CORP
filed 2006-03-07
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, No Par Value

Preferred Stock Purchase Rights

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ accelerated filer ☒ non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $99,901,710 based on the last sale price of $8.07 on The Nasdaq National Market.

The total number of shares of the registrant’s common stock outstanding as of February 28, 2006:  13,133,928

Documents Incorporated by Reference:          Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2006 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INDEX

PART I
Item 1:	Business
Item 1A:	Risk Factors
Item 1B:	Unresolved Staff Comments
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote
of Security Holders

PART II
Item 5:	Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer
Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and
Analysis of Financial Condition and
Results of Operations
Item 7A:	Quantitative and Qualitative
Disclosures About Market Risk
Item 8:	Financial Statements and
Supplementary Data
Item 9:	Changes in and Disagreements
With Accountants on Accounting and
Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information

PART III
Item 10:	Directors and Executive
Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain
Beneficial Owners and Management and
Related Stockholder Matters
Item 13:	Certain Relationships and
Related Transactions
Item 14:	Principal Accountant Fees and Services

PART IV
Item 15:	Exhibits and Financial Statement Schedule

PART I

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2005 Annual Report on Form 10-K and other documents filed by Hickory Tech Corporation (“HickoryTech,” the “Company,” we, us or our) under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to uncertainties that could cause HickoryTech’s actual results to differ materially from such statements.

Due to the uncertainties listed and the fact that any forward-looking statements made by HickoryTech and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance. Except as required by law, HickoryTech disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Item 1.          Business.

GENERAL

HickoryTech is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. From those roots, it has expanded into four business segments: Telecom Sector, Information Solutions Sector, Enterprise Solutions Sector and Enventis Sector. HickoryTech’s core business is its Telecom Sector, which consists of two businesses. One of these businesses is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to Internet and long distance service providers and providing other services commonly associated with ILECs. The second business of the Telecom Sector is competitive local exchange carrier (CLEC) services, which HickoryTech initiated in 1998, and its associated competitive businesses of long distance service and Internet access. This CLEC business leverages HickoryTech’s expertise and expands its telecommunications service into areas served by other incumbent LECs (local exchange carriers). In December 2003, HickoryTech sold what had been a third business of the Telecom Sector, which provided wireless telecommunications services to customers in southern Minnesota and its surrounding area, along with an area surrounding Minneapolis/St. Paul. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations. In addition to the Telecom Sector, HickoryTech provides data processing services to the telecommunications industry (Information Solutions Sector) and provides telephone, data and Internet Protocol (IP) equipment sales and service (Enterprise Solutions Sector). On December 30, 2005, HickoryTech purchased Enventis Telecom (Enventis). Enventis is a Minnesota-based regional provider of integrated fiber network, IP Telephony, and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest. Enventis had formerly been a wholly owned subsidiary of another public corporation. The HickoryTech parent company was incorporated in Minnesota in 1985, replacing Mankato Citizens Telephone Company (formed in 1898) as the parent company.

The eight current subsidiaries and one discontinued subsidiary of HickoryTech and the business segments in which they operate are:

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

INFORMATION SOLUTIONS SECTOR

•    National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

•   Collins Communications Systems Co. (Collins)

ENVENTIS SECTOR

•   Enventis Telecom, Inc. (Enventis)

HickoryTech and its subsidiaries are engaged in businesses that provide services to its customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements for the Telecom Sector involve financing the construction of networks involving switches and cable, maintaining a high amount of fixed assets, payroll costs of highly skilled labor, inventory to service its capital projects and maintenance of the network and telephone equipment customers, and the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business. Working capital requirements for the Information Solutions Sector involve capital for software development, operating losses, payroll costs of highly skilled labor and the carrying value of trade accounts receivable. Working capital requirements for the Enterprise Solutions Sector involve capital for payroll costs, inventory to service its customers, the carrying value of trade accounts receivable, work-in-process and operating losses. Working capital requirements in the Enventis Sector involve capital for payroll costs, the carrying value of accounts receivable and work-in-process.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources. All of HickoryTech’s central office switches, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions and Enventis Sectors, are supplied by Nortel and Cisco. Nortel and Cisco are leading suppliers of communications and data equipment, and HickoryTech’s dependence on these brands is not viewed as a significant risk.

HickoryTech makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These reports are available on HickoryTech’s Internet website (http://www.hickorytech.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

As of December 31, 2005, HickoryTech had 460 full-time equivalent employees.

ACQUISITION

On December 30, 2005, HickoryTech purchased Enventis from ALLETE, Inc. The purchase price was comprised of $35,500,000 in cash, subject to normal working capital adjustments. Enventis is a transport and enterprise IP telephony sales business which specializes in providing telecommunications and network solutions. In addition to its statewide SONET-based network, Enventis provides innovative IP services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government and small business clients. Enventis has offices located in Duluth, Plymouth, and Rochester, Minnesota and Sioux Falls, South Dakota.

On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks, which amended its previous credit facility. The proceeds were used to carryover the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis.

DISPOSITION

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to Western Wireless Corporation (WWC). The selling price was comprised of $16,246,000 in cash and 1,038,927 shares of HickoryTech common stock that were returned to HickoryTech by WWC and subsequently retired. The market value of these shares was $12,207,000 at December 15, 2003. Included in the cash proceeds above is $3,401,000 of cash received for construction-in-progress assets. HickoryTech recorded a pre-tax loss on the sale of $25,642,000 ($22,758,000 net of income taxes). HickoryTech used the proceeds from the sale to repay a portion of its outstanding debt. The wireless operations are reported as part of the Telecom Sector. The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations (see Note 3 of the Notes to the Consolidated Financial Statements).

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about HickoryTech’s industry segments is included on pages 22 to 28 and pages 49 to 50 of this 2005 Annual Report on Form 10-K.

INDUSTRY SEGMENTS

HickoryTech reports the business operations of Telephone, Communications Services, and Wireless Services as a single segment referred to as the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations (see Note 3 of the Notes to the Consolidated Financial Statements). The other three business segments are the Information Solutions, Enterprise Solutions and Enventis Sectors.

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, dial-up and broadband Internet access, and owns and operates fiber optic cable facilities. This sector includes three ILECs: MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa. In total, there are twenty-three ILEC exchanges within the Telecom Sector.

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. HickoryTech discontinued its service to four other Iowa communities in 2003. Crystal also provides digital TV service in five Minnesota communities in addition to its telephone services listed above. They include St. Peter, initiated in 2001, Waseca, in July 2004, New Richland and Ellendale in June 2005, and St. Clair, in September 2005, all communities where HickoryTech provides telephone service either as an ILEC or CLEC.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its Telecom Sector, in addition to its new Enventis Sector. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities in the Telecom Sector. The Telecom Sector included the operations of MSWC, which was sold on December 15, 2003. None of the remaining companies in the Telecom Sector experienced major changes in operations during 2005 or 2004.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers, and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and is managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s ILEC subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines. Network access revenue accounted for 36.1%, 39.1% and 39.0% of total revenue for HickoryTech in 2005, 2004 and 2003 respectively.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (PUC). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. CNI’s operations are not subject to regulation by the state regulatory authority. Neither the PUC nor the Iowa Utilities Board regulates the rate of return or profits of each of HickoryTech’s ILEC operations due to the size of these companies relative to state regulation. In Minnesota, regulators monitor MCTC and Mid-Comm’s price and service levels. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota incumbent LECs. HickoryTech and its subsidiaries will change rates determined by various factors, including economic and competitive circumstances.

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

Competition in HickoryTech’s ILEC service area exists in one of Heartland’s exchanges. In the city of Hawarden, Iowa, the municipal utilities overbuilt the city’s telephone service infrastructure in 1999 and are providing an alternative to HickoryTech’s telephone service. HickoryTech estimates the Hawarden CLEC has approximately 1,400 access lines, or approximately 70 percent of that exchange’s telephone business.

Competition also exists for some of the HickoryTech services provided to interexchange carriers, such as customer billing services, dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers themselves, in that carriers may decide that the services provided by HickoryTech may be redirected or handled on their own network or on other networks. The provision of these services is primarily month-to-month service ordered from a general tariff, which is a schedule of terms, rates and conditions that is approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services. As interexchange carriers make these service decisions, they have the potential to reduce the Company’s revenue in the Telecom Sector. Other services, such as the provision of broadband, long distance service, directory advertising and end user equipment, are open to competition.

HickoryTech companies are sometimes engaged in negotiations or renegotiations of arrangements for network interconnections with other carriers and contracts with various wireless or wireline service providers. In the second half of 2005, negotiations regarding interconnection of networks were concluded with a potential competitor for markets served by HickoryTech in Minnesota. HickoryTech is presently involved in interconnection negotiations with service providers that may compete with HickoryTech companies in several small towns in Iowa. Although such competition may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential impact related to these negotiations.

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

There is currently a multi-state LEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. Following a formal complaint process with the PUC, the Minnesota ILEC industry and Qwest have negotiated an interim arrangement, which placed the complaint process in a “continuance” while they conduct a trial of proposed resolution. The Iowa industry is also engaged in negotiations to resolve the dispute. HickoryTech has already recognized the potential impact of the dispute, so future resolution should not have a material impact.

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to WWC. The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers and wireless companies. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution is comparable in the majority of functional elements to similar products/companies providing end-user billing services for small to medium-size independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution are, based on Request For Proposal (RFP) responses, more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. HickoryTech Information Solutions counts 18 to 20 companies as its primary competitors in marketing to small to medium-size independent wireline and wireless service providers in North America. The product does not utilize uniquely patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

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

Enterprise Solutions does business in a competitive market where a large number of companies compete for the sale, installation and servicing of telecommunications equipment and voice over internet protocol technology (VoIP) communications products. Competition is based primarily on price and service. No single company is dominant in this market.

ENVENTIS SECTOR

On December 30, 2005, HickoryTech acquired Enventis. Through Enventis, HickoryTech provides integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis provides converged IP services that allow all communications (voice, video and data) to use the same fiber optic-based delivery technology. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (health care, government, education, etc.). Other local fiber rings connect the Enventis network to the local telephone company’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers from facilities that are primarily leased from third parties. Enventis has offices located in Plymouth, Duluth and Rochester, Minnesota and Sioux Falls, South Dakota. Enventis has a strong business relationship with Cisco Systems, Inc. and is recognized by Cisco Systems as a Gold Partner. Enventis is a regional leader in deploying leading edge technologies such as IP call centers. Enventis’ product portfolio includes Encompass Unified Communications, which serves small-to-medium-sized businesses. Encompass is a single vendor-hosted or managed IP communications service including local and long distance voice; business IP telephony via hosted IP PBX; unified messaging (a single inbox for voicemail, e-mail, and fax), and dedicated Internet access. Encompass leverages VoIP or IP telephony over a private connection, minimizing upfront capital investment and IT management overhead. VoIP enables advanced functionality, voice interoperability with PCs, and scalability. Enventis, whose assets represented 23.3% of total consolidated assets as of December 31, 2005, was excluded from HickoryTech’s December 31, 2005 assessment of the effectiveness of the Company’s internal control over financial reporting because it was acquired one day before the end of the year.

OTHER REGULATION

HickoryTech does not anticipate any material effects on its earnings, capital expenditures or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

HickoryTech’s business strategy has been to position itself as a quality communications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ communications needs. HickoryTech has several competitive advantages: price; service; investment in technology; direct billing relationship with almost all of the customers in its service territories; and positioned to offer a wide range of wired communications service from one source.

The long-range effect of competition on the provision of communications services and equipment will depend on technological advances, regulatory actions at both, the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to HickoryTech that competition in this industry be fostered with equal amounts of responsibility, regulation and opportunity for all providers.

Item 1A.       Risk Factors.

Our business faces many risks, all of which may not be described below. Additional risks of which we are currently unaware or believe to be immaterial may also result in events that could impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations may suffer, and the trading price of our stock could decline.

We may not be able to successfully introduce new products and services.

Our success depends upon our ability to successfully introduce new products and services, such as the ability of our competitive local exchange carrier (CLEC) business, which we initiated in 1998, to provide competitive local service in new markets, the ability of our Information Solutions subsidiary (which is a billing and data services company) to implement, market, and sell its SuiteSolution billing system, our ability to offer bundled service packages on terms attractive to our customers, our ability to successfully expand our long distance and Internet offerings to new markets, our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers and the ability of Enventis to provide competitive IP services, including telecommunications and network solutions.

We may not accurately predict technological trends or the success of new products in these markets. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. In addition, we do not know whether our products and services will meet with market acceptance or be profitable. Many of our competitors have greater resources than we do. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, if we have any significant delays in product development or introduction, or if any of our relationships with our vendors are negatively impacted, our business, operating results and financial condition could be materially adversely affected.

Shifts in our product mix may result in declines in gross margins.

Possible changes in the demand for our products and services including lower-than-anticipated-demand for telephone services, reductions in access lines per household or minutes of use volume associated with telephone service, declines in demand for data processing services or billing systems for the Information Solutions Sector, in communication and data equipment for the Telecom, Enterprise Solutions and the Enventis Sectors, migration in technology from circuit switched to IP based technology for services for all sectors, and for network solutions for our Telecom and Enventis Sectors, may result in lower gross margins and operating profitability. In addition, our gross margins could decrease based on the amount of new products we sell that have lower startup gross margins than our existing products and services. All of these factors could reduce our gross margin. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Some sectors of our business have experienced lower customer demand in recent years.

Over the past several years, we have experienced lower customer demand for our billing services out of our Information Solutions Sector due to the reluctance of customers to spend capital dollars on billing software and services offered by our Information Solutions Sector. We do not know whether customer demand for these services will increase. Also, due to the general slowdown in the economy over the past several years, and due to innovation in the Internet Protocol network migration of communications systems, our Enterprise Solutions Sector has experienced reduction of demand for its products and services. During downturns in the economy and during periods of technology migration, customers are hesitant to spend capital dollars on telephone and communications equipment offered by Enterprise Solutions as they seek to retain the use of their existing systems. We cannot estimate when customer demand for Enterprise Solutions’ products and services will increase.

We may experience difficulty integrating Enventis into our existing business.

We acquired Enventis on December 30, 2005 and are in the beginning stages of selecting effective integration strategies. Enventis is a self-contained operations entity, with its own sales, service, customer support, accounting, planning and management. It is capable of being a successful addition to HickoryTech as a subsidiary with minimal change and with a transition of corporate support functions only. The seller of Enventis has executed a nine-month transition support agreement with us, and we believe this provides adequate time to bring accounting systems from the Oracle database environment where they are now operated, to the PeopleSoft environment we will utilize in 2006. In addition to systems, there is the risk of integrating the market served. Enventis and HickoryTech operate in similar industries, but our niche markets are different. Only in rare cases did Enventis and HickoryTech bid on the same business account. In summary, systems and market integration are risks in bringing Enventis into HickoryTech in 2006. If we experience difficulty integrating Enventis, then maximum cash flow potential for the acquisition may not be realized.

Technological advances in the telecommunications industry create increased operating costs.

The telecommunications industry has seen ever increasing technological advances over the past several years. These technological advances increase costs to maintain and improve networks and provided top-end communication products and services that are demanded by our customer base in order to stay competitive with other companies that offer similar services. Innovation in the Internet Protocol network migration of switched communication services as well as in our communication system products may create challenges to our ability to provide high-quality service and may create reduced demand as customers wait to study their choices. Wireless communications, mobile/non-fixed point service and various Internet and satellite communication innovations also create technological competition for us.

The telecommunications industry is highly competitive.

The Telecommunications Act of 1996 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an incumbent local exchange carrier in a number of franchised areas, as well as competing in a number of markets against other established incumbents. The differentiating competitive factors include products and service, technology advancement, reputation and price. We believe that competition and pricing pressures will increase in the future as competitors seek to increase market share by offering new products and services or reduced pricing. This enhances the risk that we may not be able to respond on a timely or profitable basis. In addition, other telecommunication carriers look to stay competitive by altering their choice of networking routes, points of interconnection, technology or signaling protocol, and other telecommunication issues, all which could have a material adverse affect on our profitability.

Future regulation may result in lower revenues.

The outcome of future regulatory and judicial proceedings pertaining to interconnection agreements and access charge reform may result in greater-than-anticipated reductions in revenues received from federal and state access charges for switching long distance traffic. Regulatory rules and policies also may adversely affect our ability to change our prices for telephone services in response to competitive pressures.

We may not be able to manage our growth effectively.

Our ability to manage our growth effectively, including our ability to integrate the operations of new businesses internally developed or external businesses acquired into our operations, may adversely affect our business results of operations and financial condition. In addition, our ability to manage our business sectors’ development of and migration to SuiteSolution as its primary software platform for billing and customer care management and our ability to achieve projected economies of scale and cost savings, meet pro forma cash flow projections in valuing newly acquired businesses, successfully absorb the impact of changes in accounting policies as required by generally accepted accounting principles, conform with existing debt covenants and negotiate new debt facilities, and identify future acquisition opportunities for growth may also adversely affect our business results of operations and financial condition.

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss.

Shortcomings or failures in our internal processes, people or systems could impair our liquidity, disrupt our business, result in liability to customers or regulatory intervention, damage our reputation or result in financial loss. For example, our telephone operations rely on a central switch to complete local and long distance phone calls to various customers. An interruption in the switch operations could lead to interrupted service for customers. In addition, our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, thereby adversely affecting our ability to process transactions. Our inability to accommodate an increasing volume of transactions also could constrain our ability to increase revenues and expand our businesses. Despite the existence of contingency plans and facilities, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which these businesses are located.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependant on the talents and efforts of highly skilled individuals in the operations of our telecommunication businesses, including telephone operations, billing software development and telecommunications equipment sales and service. Technological advances force our employees to upgrade their knowledge base continually in order to keep pace with these advances. Our ability to compete effectively depends upon our ability to attract new qualified employees and retain and motivate our existing employees. In addition, because we just acquired Enventis in December 2005 and may acquire additional businesses in the future, our success will depend, in part, upon our ability to retain and integrate personnel from acquired businesses who are necessary to the continued success or the successful integration of these acquired businesses.

Unanticipated increases in capital spending, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments.

We operate in cash-flow-dependent businesses. Our existing networks require large capitalized up-front investments for growth and maintenance. Our operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of telecommunications networks are also large uses of cash. Our debt service obligation and our dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. We have business plans which provide adequate sources of cash from operations to fund these endeavors, and we select the balance of old and new business to appropriately fund the company. The risk is from any sudden unanticipated increases in cash outflow after we have already initiated our business plans. If this were to happen, we would have to alter our future business plans, which possibly could affect our growth.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

As a result of adverse conditions in the communications market, some of our customers have experienced and may continue to experience serious financial difficulties. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. It is possible those customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse affect on our results of operations and financial condition. We currently manage this exposure through an allowance for doubtful accounts. An unexpected bankruptcy or default from a customer may not be fully reserved in our allowance. In addition, some of our competitors engage in financing transactions with some of their customers for the purchase of equipment. To remain competitive, it may become necessary for us to offer similar financing arrangements. If such financings occur, it would be our intent to sell all or a portion of these commitments and outstanding receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

We may encounter litigation that has a material impact on our business.

We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. None of the matters we are aware of have required us to record loss reserves, and at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these or other lawsuits, proceedings and claims against us have a material adverse affect on our business, results of operations or financial condition.

A failure to maintain effective internal controls could adversely affect our business.

Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of Enventis or other companies that we acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation or to the efficacy of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Anti-takeover provisions in our charter documents, our shareholder rights plan and Minnesota law could prevent or delay a change in control of our company.

Provisions of our articles of incorporation and bylaws, our shareholder rights plan (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable and may limit the market price for our common stock. These provisions include the following:

•                  advance notice requirements for shareholder proposals;

•                  authorization for our Board of Directors to issue preferred stock without shareholder approval; and

•                  limitations on business combinations with interested shareholders.

Some of these provisions may discourage a future acquisition of HickoryTech even though our shareholders would receive an attractive value for their shares or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

Our stock price is volatile.

Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time. The factors that may cause such fluctuations include, without limitation:

•                  announcements of new products and services by us or our competitors;

•                  quarterly fluctuations in our financial results or the financial results of our competitors or customers;

•                  increased competition with our competitors or among our customers;

•                  consolidation among our competitors or customers;

•                  disputes concerning intellectual property rights;

•                  the financial health of HickoryTech, our competitors or our customers;

•                  developments in telecommunications regulations;

•                  general economic conditions in the U.S. or internationally; and

•                  rumors or speculation regarding HickoryTech’s future business results and actions.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

We are subject to risks associated with changes in interest rates.

We face market risks from changes in interest rates. Market fluctuations could affect our results of operations and financial condition adversely. At times, we reduce this risk through the use of derivative financial instruments. However, we do not enter into derivative instruments for the purpose of speculation. We have entered into these interest rate protection agreements, which have remaining maturities of thirty months, in order to manage our exposure to interest rate movements. If interest rates fail to rise as anticipated when the instruments were acquired, the affect on the company will be that it will experience higher-than-market-rate interest expense, and have paid for protection which wasn’t needed. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2008. This could affect our future interest expense level.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.

Consolidation may impact our business as our customers focus on integrating their operations. We believe that in certain instances customers engaged in integrating large-scale acquisitions may scale back their purchases of network equipment while the integration is ongoing. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing, although we have not yet seen this impact. After a consolidation occurs, there can be no assurance that we will continue to supply equipment or network services to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

If we seek to secure additional financing, we may not be able to obtain it. Also, if we are able to secure additional financing, our shareholders may experience dilution of their ownership interest or we may be subject to limitations on our operations.

We currently anticipate that our available cash resources, which include our credit facility, existing cash, cash equivalents and available-for sale securities, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility and interest payments could dilute earnings per share.

Employee misconduct is difficult to detect and prevent and may have an adverse effect on the Company’s business.

Although we have not experienced any significant employee misconduct to date, there have been a number of highly publicized cases with other companies involving fraud or other misconduct by employees in recent years, and we may run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions that we take to prevent and detect this activity may not be effective in all cases.

Item 1B.       Unresolved Staff Comments.

There are no material unresolved written comments that were received from the Securities and Exchange Commission (SEC) staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.          Properties.

HickoryTech’s business is primarily focused on the provision of service and its properties are used for administrative support and to store and safeguard equipment. At December 31, 2005, HickoryTech’s gross property, plant and equipment of $290,499,000 (net balance of $149,342,000) consisted primarily of telephone switches, cable and network equipment. HickoryTech owns or leases the telephone property, plant and equipment that it utilizes to operate its telephone systems. The three ILEC subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech’s Telecom Sector owns the telephone network, including telephone outside plant, fiber optic cable and central office equipment, over which they provide services to its customers. HickoryTech’s Enventis Sector owns, or has indefeasible rights to use, or has long-term leasing commitments to its extensive fiber optic network and switching system. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including local dial-tone, long distance service, dedicated and switched long-haul transport.

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

(7)                            Enventis leases approximately 13,000 square feet of office space in Plymouth, Minnesota for general offices, technology services, and system support.

(8)                            Enventis leases approximately 7,500 square feet in Duluth, Minnesota for general offices and the network operations center.

(9)                            Enventis leases approximately 1,700 square feet in Rochester, Minnesota for general offices and a network equipment facility.

(10)                      Enventis leases approximately 800 square feet in Sioux Falls, South Dakota for general offices.

Item 3.          Legal Proceedings.

There are no material pending legal or governmental proceedings directly involving HickoryTech or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters, incidental to the business of HickoryTech and its subsidiaries.

Item 4.          Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2005 Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of HickoryTech is traded on The NASDAQ National Market under the symbol “HTCO”.

The following table sets forth for the period indicated the high and low closing sales price of the common stock.

		High	Low	End of Qtr.
2005	4th Quarter	$8.70	$7.75	$7.89
	3rd Quarter	$9.47	$8.11	$8.80
	2nd Quarter	$10.47	$8.00	$8.07
	1st Quarter	$11.25	$10.16	$10.16

2004	4th Quarter	$12.03	$10.22	$10.69
	3rd Quarter	$12.17	$10.00	$11.60
	2nd Quarter	$13.36	$9.70	$10.15
	1st Quarter	$12.44	$11.43	$12.24

As of February 1, 2006, there were approximately 3,212 holders of record of common stock, registered and in street name accounts.

HickoryTech has declared quarterly dividends on its common stock of $0.12 per share during the year ended December 31, 2005, totaling $0.48 per share. A quarterly cash dividend of $0.12 per share will be paid on March 5, 2006 to stockholders of record at the close of business on February 15, 2006. In 2005 the dividend per share was increased to $0.48 from $0.44 in 2004. The 2004 dividends were also issued quarterly.

Item 6. Selected Financial Data.

(Dollars in Thousands, Except Per Share Amounts)

FOR THE YEAR:	2005	2004	2003	2002	2001
Operating Revenues (A)(B)
Telecom Sector	$75,400	$76,097	$75,346	$71,108	$66,364
Information Solutions Sector	2,522	2,710	3,199	4,249	4,085
Enterprise Solutions Sector	14,590	11,708	14,347	15,781	20,374
Enventis Sector	—	—	—	—	—
Total Revenues	$92,512	$90,515	$92,892	$91,138	$90,823

Income from Continuing Operations	$8,343	$7,664	$8,455	$6,235	$6,890

PER SHARE:
Basic EPS - Continuing Operations	$0.64	$0.59	$0.61	$0.44	$0.50
Basic EPS - Discontinued Operations	0.01	(0.01)	(1.53)	(1.63)	0.13
	$0.65	$0.58	$(0.92)	$(1.19)	$0.63

Fully Diluted EPS - Continuing Operations	$0.64	$0.59	$0.61	$0.44	$0.49
Fully Diluted EPS - Discontinued Operations	0.01	(0.01)	(1.53)	(1.62)	0.13
	$0.65	$0.58	$(0.92)	$(1.18)	$0.62
Cash Dividends Per Share	$0.48	$0.44	$0.44	$0.44	$0.44

AT YEAR END:
Total Assets (C) (M)	$223,267	$168,537	$175,712	$186,143	$189,179
Shareholders’ Equity	$35,009	$31,545	$28,717	$58,595	$80,765

Current Maturites of Long-Term Obligations	$1,778	$5,323	$1,572	$1,441	$1,242
Long Term Debt	140,980	97,661	118,040	157,599	169,659
Total Debt, Long-Term and Current (M)	$142,758	$102,984	$119,612	$159,040	$170,901
Debt Ratio (D) (M)	80.3%	76.6%	80.6%	73.1%	67.9%

CUSTOMER DATA (year end):
ILEC Access Lines (E)	55,625	60,472	63,099	65,355	66,393
CLEC Access Lines (F)	14,465	14,086	14,147	13,984	11,573
Long Distance Subscribers (G)	40,321	43,702	40,366	35,566	24,241
Internet Customers (H)	18,396	17,191	16,132	14,420	12,816
DSL Customers (I)	13,022	10,430	7,407	3,971	1,851
Digital TV Customers	2,766	1,941	1,179	803	460

OTHER DATA:
Employees (year end) (J) (M)	460	394	414	481	502
Capital Expenditures (N)	$19,481	$16,612	$11,237	$12,381	$30,174
Shares Outstanding (year end)	13,124,928	13,057,106	12,967,811	13,983,929	13,935,308
Share Price (K) (year end)	$7.89	$10.69	$11.47	$9.53	$16.95
Shareholders (L)	3,212	3,236	3,249	3,193	3,339

(A)

Disposition of HickoryTech’s subsidiary, Amana Colonies Telephone Company (ACTC) in 2001, has affected HickoryTech’s revenue trends. ACTC accounted for $832,000 of the Telecom Sector’s revenue in 2001.

(B)

During December 2003, HickoryTech sold its wireless operations. Revenues for all periods have been restated to exclude revenues of the wireless operations, as they are included in discontinued operations for all periods presented.

(C)	During December 2003, HickoryTech sold its wireless operations. Total assets for all periods have been restated to exclude wireless assets.

(D)	Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).

(E)   ILEC Lines refer to the local exchange telephone access lines in the Telecom Sector. ILEC Lines include ISDN (High-Speed Data) and pay station lines of 1,632 in 2005, 1,829 in 2004, 2,115 in 2003, 2,406 in 2002 and 2,196 in 2001.

(F)   CLEC Lines refer to the competitive local exchange telephone access lines in the Telecom Sector. Types of CLEC lines:

	CLEC Access Lines
	2005	2004	2003	2002	2001
CLEC Access Lines
Overbuild	11,325	10,417	9,871	7,796	5,521
Unbundled Network Element (UNE)	1,595	1,726	1,647	1,343	1,263
Total Service Resale (TSR)	1,545	1,943	2,629	4,845	4,789
Total CLEC Lines	14,465	14,086	14,147	13,984	11,573

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

(J)           All employee counts reflect actual employee counts at year-end. No numbers were restated for the wireless sale. The Enventis acquisition in 2005 added approximately 75 employees.

(K)       Price is the last day closing price.

(L)         Number of Shareholders is approximate total of Company registrations and street name accounts.

(M)    Includes Enventis for the year ended December 31, 2005.

(N)       Capital expenditures for 2003 exclude $2,333 for wireless.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESSES

HickoryTech operates in four business segments: the Telecom, Information Solutions, Enterprise Solutions and Enventis Sectors. Its largest and oldest business (since 1898) has been the operation of ILECs or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its CLEC line of business, competing for the telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in incumbent LEC territories owned by others. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990, and it operates as a telecommunications, data and Internet Protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. In December 2005, HickoryTech purchased Enventis. Enventis is a Minnesota-based regional provider of integrated fiber network, IP telephony, and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest. From 1998 to 2003, HickoryTech also had wireless operations. HickoryTech began its wireless operations in 1998 by acquiring its first wholly owned wireless service license, an additional wireless service license in 1999 and two PCS licenses in 2001. HickoryTech sold its wireless operations on December 15, 2003. The wireless operations are reported as part of the Telecom Sector. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations for all periods presented.

THE COMPANY

The eight current subsidiaries and one discontinued subsidiary of HickoryTech, all of which publicly operate and conduct business as HickoryTech, and the business segments in which they operate, are:

TELECOM SECTOR

Mankato Citizens Telephone Company

Mid-Communications, Inc.

Heartland Telecommunications Company of Iowa, Inc.

Cable Network, Inc.

Crystal Communications, Inc.

Minnesota Southern Wireless Company – Discontinued Operations

INFORMATION SOLUTIONS SECTOR

National Independent Billing, Inc.

ENTERPRISE SOLUTIONS SECTOR

Collins Communications Systems Co.

ENVENTIS SECTOR

Enventis Telecom, Inc.

EXECUTIVE SUMMARY OF 2005

HickoryTech realized both external and internal growth in 2005. With the purchase of Enventis on December 30, 2005, HickoryTech expanded its business strategy by broadening its geographic business market via the expanded network that it purchased, added regional carrier transport services to its portfolio and enhanced HickoryTech’s position and product offerings in the business enterprise solutions market. HickoryTech expanded its residential broadband and business high-speed data network provisioning and successfully launched digital TV in three new communities. HickoryTech continued to increase its broadband capabilities through a multi-year network upgrade capital expenditure plan that began in 2004. To improve its internal administrative capabilities, HickoryTech completed preparations for the installation of new enterprise resource planning (ERP) software, which will assist HickoryTech in managing its human resources, financial, inventory and distribution data through one operating system. HickoryTech started using this system on January 1, 2006.

The Telecom business experienced solid growth in its CLEC initiatives, which was offset by a decline in access revenues. Telecom carriers’ continued optimization of their networks and future regulatory reform may impact access revenue going forward.

Information Solutions experienced lower revenues in 2005 compared to 2004 due to the loss of several customers, including $473,000 from a temporary customer relationship that ended in 2004. The loss of customers was offset by the recognition of $413,000 in license fees from the sale of SuiteSolution to a customer and increased billings to several other customers. As a result of the lower revenues in 2005 compared to 2004, management continued to contain or cut cost.

Enterprise Solutions experienced higher revenues as customer demand for its products and services rebounded in 2005. Management also focused on cutting costs in 2005.

CONSOLIDATED RESULTS OF OPERATIONS

2005 Compared to 2004

•            Consolidated revenues were $92,512,000, a $1,997,000 or 2.2% increase in 2005 compared to 2004. This increase was primarily due to increases in revenues in the Enterprise Solutions Sector resulting from increased demand for Enterprise Solutions’ products and services. Decreases in Telecom Sector revenues and Information Solutions Sector revenues partially offset the increase in Enterprise Solutions Sector revenues.

•            Cost of Sales at Enterprise Solutions was $2,118,000 or 25.8% higher in 2005 compared to 2004, which was a result of the increase in the sales volume for the year.

•            Cost of Services (excluding Depreciation and Amortization) was $33,255,000, a $370,000 or 1.1% decrease in 2005 compared to 2004. The decrease was primarily due to management cost reduction actions in the Information Solutions Sector, lower Internet expense in the Telecom Sector and reduced inventory valuation adjustments in the Enterprise Solutions Sector, but was offset by increased wages, transport costs and consulting fees, all in the Telecom Sector.

•            Selling, General and Administrative Expenses (excluding Depreciation and Amortization) were $15,266,000, a $543,000 or 3.7% increase in 2005 compared to 2004. This increase was primarily due to fees associated with the termination of leases in the Information Solutions Sector, increased support fees for the Universal Service Fund and sales expenses in the Telecom Sector, but was offset by lower wages and bad debt expense in the Enterprise Solutions Sector.

•            Depreciation Expense was $15,061,000, a $528,000 or 3.4% decrease in 2005 compared to 2004. This decrease was primarily due to central office equipment becoming fully depreciated in the third quarter of 2005.

•            Amortization Expenses was $493,000, a $453,000 or 47.9% decrease in 2005 compared to 2004. This decrease was primarily due to billing software, which became fully amortized in the second quarter of 2005.

2004 Compared to 2003

•            Consolidated revenues were $90,515,000, a $2,377,000 or 2.6% decrease in 2004 compared to 2003. This decrease was primarily due to decreases in revenues in the Enterprise Solutions Sector resulting from decreased demand for Enterprise Solutions’ products and services. Increases in Telecom Sector revenues partially offset the decrease in Enterprise Solutions Sector revenues and a decrease in Information Solutions Sector revenues.

•            Cost of Sales at Enterprise Solutions was $2,005,000 or 19.6% lower in 2004 compared to 2003, which was a result of the decrease in the sales volume for the year.

•            Selling, General and Administrative Expenses (excluding Depreciation and Amortization) were $14,723,000, a $1,564,000 or 11.9% increase in 2004 compared to 2003. This increase was primarily due to costs associated with compliance with the Sarbanes Oxley Act of 2002 and higher post-retirement medical costs.

•            Interest Expense was $1,490,000 or 24.4% lower in 2004 compared to 2003, primarily due to a decrease in total debt outstanding. The outstanding balance of the revolving credit facility was $102,500,000 at December 31, 2004 and $118,500,000 at December 31, 2003.

OVERALL SUMMARY OF CONTINUING OPERATIONS

Years Ended December 31,	2005	2004	2003
	(Dollars in Thousands)
Operating Income/(Loss)
Telecom Sector	$21,136	$22,509	$25,095
Information Solutions Sector	(2,306)	(2,799)	(3,576)
Enterprise Solutions Sector	(546)	(1,901)	(1,358)
Enventis Sector	—	—	—
Corporate	(176)	(388)	18
	18,108	17,421	20,179
Other Income	97	61	62
Interest Expense	(4,363)	(4,613)	(6,103)
Income Taxes	(5,499)	(5,205)	(5,683)
Income from Continuing Operations	$8,343	$7,664	$8,455

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summary of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion. Except for the discussion of the wireless business sale transaction and the discussion of discontinued operations, all of this discussion of HickoryTech’s operating results excludes the results of operations of the discontinued wireless business, which have been reported as discontinued operations in the Telecom Sector for all periods presented. Due to the purchase of Enventis on December 30, 2005, operations for one business day were immaterial. Therefore, there is no discussion of operations for Enventis included in this Annual Report on Form 10-K.

OPERATING REVENUES – Consolidated operating revenues were $1,997,000 or 2.2% higher in 2005 compared to 2004 and $2,377,000 or 2.6% lower in 2004 compared to 2003. The increase in operating revenues in 2005 compared to 2004 was primarily due to a higher volume of sales in the Enterprise Solutions Sector, which offset decreases in the Information Solutions and Telecom Sectors. The decrease in operating revenues in 2004 compared to 2003 was primarily due to a lower volume of sales in the Enterprise Solutions Sector.

COST OF SALES, ENTERPRISE SOLUTIONS - Cost of sales increased $2,118,000 or 25.8% in 2005 compared to 2004, and decreased $2,005,000 or 19.6% in 2004 compared to 2003. The increase in costs of products sold in 2005 compared to 2004 was primarily due to the increase in sales and a greater percentage of sales are derived from data equipment sales, which have a lower margin. The decrease in cost of sales in 2004 compared to 2003 was primarily due to the decreased installation work.

COST OF SERVICES (excluding Depreciation and Amortization) – Cost of services (excluding depreciation and amortization) was $370,000 or 1.1% lower in 2005 compared to 2004 and $154,000 or 0.5% higher in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to management cost reduction actions in the Information Solutions Sector, lower Internet expense in the Telecom Sector and lower inventory valuation costs in the Enterprise Solutions Sector, but was offset by increased wages, transports costs and consulting fees, all in the Telecom Sector. The increase in 2004 compared to 2003 was primarily due to a $700,000 inventory valuation charge in the Enterprise Solutions Sector, and increases in expenses related to long distance services and increased bad debt expense in the Telecom Sector, which were offset by cost control measures initiated by management and reduced wages and benefits resulting from a redeployment of personnel to Selling, General and Administrative cost centers in the Information Solution Sector. In 2004, HickoryTech recognized approximately $421,000 of bad debt expense due to a carrier bankruptcy. The Company was able to recover $410,000 of that bad debt in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization) – Selling, general and administrative expenses (excluding depreciation and amortization) were $543,000 or 3.7% higher in 2005 compared to 2004, and $1,564,000 or 11.9% higher in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to fees associated with the termination of leases in the Information Solutions Sector, increased support fees for the Universal Service Fund and sales expenses in the Telecom Sector, but was offset by lower wages and bad debt expense in the Enterprise Solutions Sector. The increase in 2004 compared to 2003 was primarily due to costs associated with the compliance with the Sarbanes-Oxley Act of 2002, higher post-retirement medical costs, and increased wages and benefits resulting from a redeployment of personnel from Cost of Services cost centers in the Information Solutions Sector.

DEPRECIATION AND AMORTIZATION - Depreciation expense was $528,000 or 3.4% lower in 2005 compared to 2004 and $719,000 or 4.8% higher in 2004 compared to 2003. The decrease in depreciation expense in 2005 compared to 2004 was primarily due to central office equipment becoming fully depreciated in the third quarter of 2005 in the Telecom Sector. The increase in depreciation expense in 2004 compared to 2003 was primarily due to an increase in the Telecom Sector’s network assets, as well as an increase related to the depreciation of billing software in the Information Solutions Sector. Amortization expense was $453,000 or 47.9% lower in 2005 compared to 2004 and $51,000 or 5.1% lower in 2004 compared to 2003. The decrease in amortization expense in 2005 compared to 2004 was primarily due to billing software in the Information Solutions Sector, which became fully amortized in the second quarter of 2005. The decrease in amortization expense in 2004 compared to 2003 was primarily due to an intangible asset in the Information Solutions Sector becoming fully amortized in the second quarter of 2003.

OPERATING INCOME - Operating income was $687,000 or 3.9% higher in 2005 compared to 2004 and $2,758,000 or 13.7% lower in 2004 compared to 2003. The increase in operating income in 2005 compared to 2004 was primarily due to increased revenues in the Enterprise Solutions Sector, decreased costs of services (excluding depreciation and amortization), decreased amortization in the Information Solutions Sector and decreased depreciation expense in the Telecom Sector, but was offset by increased cost of sales in the Enterprise Solutions Sector and increased selling, general and administrative expenses (excluding depreciation and amortization) in the Telecom Sector, all of which are described above. The decrease in operating income in 2004 compared to 2003 was primarily due to decreased revenues in the Information Solutions and Enterprise Solutions Sectors, increased cost of services (excluding depreciation and amortization), increased selling, general and administrative expenses (excluding depreciation and amortization) in the Telecom and Information Solutions Sectors and increased depreciation, which were partially offset by increased revenues in the Telecom Sector and lower cost of sales in the Enterprise Solutions Sector, all of which are described above.

INCOME FROM CONTINUING OPERATIONS – Income from continuing operations was $679,000 or 8.9% higher in 2005 compared to 2004 and $791,000 or 9.4% lower in 2004 compared to 2003. The increase in operating income in 2005 compared to 2004 was primarily due to increased revenues in the Enterprise Solutions Sector, decreased costs of services (excluding depreciation and amortization), decreased amortization in the Information Solutions Sector, decreased depreciation in the Telecom Sector and decreased interest expense, but was offset by increased cost of sales in the Enterprise Solutions Sector and increased selling, general and administrative expenses (excluding depreciation and amortization) in the Telecom Sector. The decrease in 2004 compared to 2003 was primarily due to decreased revenues in the Information Solutions and Enterprise Solutions Sectors, increased selling, general and administrative expenses in the Telecom Sector and increased depreciation, which were partially offset by increased revenues in the Telecom Sector, lower cost of sales in the Enterprise Solutions Sector and lower interest expense.

SECTOR RESULTS OF OPERATIONS

TELECOM SECTOR – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	2005	2004	2003
	(Dollars in Thousands)
Revenues Before Intersegment Eliminations
ILEC
Local Service	$14,962	$15,231	$15,179
Network Access	31,399	33,064	33,881
Data	2,384	2,152	1,821
Intersegment	205	275	275
Other	6,580	6,747	7,099
Total ILEC	55,530	57,469	58,255
CLEC
Local Service	3,558	3,657	3,482
Network Access	1,985	2,334	2,374
Data	2,584	1,916	1,151
Other	1,787	1,752	1,779
Total CLEC	9,914	9,659	8,786
Long Distance	4,821	4,660	4,406
Internet	4,361	4,030	3,810
Digital TV	979	554	364
Total Telecom Revenues	$75,605	$76,372	$75,621
Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$75,400	$76,097	$75,346
Intersegment	205	275	275
	75,605	76,372	75,621
Cost of Services, excluding Depreciation and Amortization	30,062	29,723	28,071
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	11,052	10,388	9,295
Depreciation and Amortization	13,355	13,752	13,160
Operating Income	$21,136	$22,509	$25,095
Income from Continuing Operations, net of Tax	$12,746	$13,352	$14,941

Loss from Discontinued Operations, net of Tax	186	(74)	(22,897)
Net Income	$12,932	$13,278	$(7,956)
Capital Expenditures	$16,901	$16,100	$10,719
ILEC Access Lines	55,625	60,472	63,099
CLEC Access Lines
Overbuild	11,325	10,417	9,871
Unbundled Network Element (UNE)	1,595	1,726	1,647
Total Service Resale (TSR)	1,545	1,943	2,629
Total	14,465	14,086	14,147
Long Distance Customers	40,321	43,702	40,366
Internet Customers	18,396	17,191	16,132
Total Telecom Customers	128,807	135,451	133,744
Digital Subscriber Line (DSL) Customers	13,022	10,430	7,407
Digital TV Customers	2,766	1,941	1,179

Revenues:

Telecom Sector operating revenues before intersegment eliminations were $767,000 or 1.0% lower in 2005 compared to 2004, and $751,000 or 1.0% higher in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to a decrease in network access, but was offset by growth in data, digital TV and Internet. The increase in 2004 compared to 2003 was primarily due to growth in CLEC data as well as favorable increases in many product lines, but was offset by a decrease in ILEC and CLEC network access revenues.

ILEC local service revenue was $269,000 or 1.8% lower in 2005 compared to 2004 and $52,000 or .3% higher in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily the result of 4,847 fewer access lines at December 31, 2005 than at December 31, 2004. Enterprise Solutions signed a large contract with a college campus in Minnesota to provide an Internet Protocol (IP) Telephony System. This system has replaced 3,224 access lines since its installation, which was complete, as of December 31, 2005.

ILEC network access revenue was $1,665,000 or 5.0% lower in 2005 compared to 2004, and $817,000 or 2.4% lower in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to a mandated interstate rate decrease on July 1, 2005 and lower minutes of use. The decrease in 2004 compared to 2003 was primarily due to the impact of carriers rerouting traffic, carrier billing interpretations and lower minutes of use. A combination of changing minutes of use, carriers rerouting traffic, and lower demand for dedicated lines may negatively impact future access revenues. In addition, future access reform may provide further negative influences. PUC has been considering intrastate access reform and universal service for several years (see Regulated Industry on pages 35-36).

ILEC data was $232,000 or 10.8% higher in 2005 compared to 2004, and $331,000 or 18.2% higher in 2004 compared to 2003. The increase in both years was primarily due to increased digital subscriber line (DSL) customers.

CLEC local service revenue was $99,000 or 2.7% lower in 2005 compared to 2004, and $175,000 or 5.0% higher in 2004 compared to 2003. Access lines increased 379 lines or 2.7% from December 31, 2004 to December 31, 2005. Despite the increase in lines, an implementation of package pricing to meet competitive pricing pressures by incumbent LEC’s in those markets resulted in the decreased revenue in 2005 compared to 2004. The new package pricing resulted in lower revenues of approximately $162,000. The increase in 2004 compared to 2003 was primarily due to an increase in revenues from business customers and local trunking arrangements. In addition, in the second quarter of 2003, HickoryTech decided to exit several exchanges in its Iowa territories, which utilized a resale of services approach. This exit decision meant that in 2003, HickoryTech stopped providing service for 734 customers. As a result, there was a modest impact on the growth rates, which was the primary reason for the reduced level of increase in local service revenue in 2004 and 2003. A higher degree of competition from the incumbent ILECs serving in the Company’s CLEC markets, and from wireless substitution, could impact HickoryTech’s local service revenue in future periods.

CLEC network access revenue was $349,000 or 15.0% lower in 2005 compared to 2004, and $40,000 or 1.7% lower in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to a mandated rate decrease implemented in June 2004 and lower minutes of use. The rate decrease and lower minutes of use  reduced interstate revenues by $100,000 in 2005 compared to 2004. The decrease in 2004 compared to 2003 was primarily due to a mandated rate decrease in June 2004 for interstate traffic, which decreased revenue $100,000 over the six-month period from July through December 2004. A combination of access reform changing minutes of use, carriers rerouting traffic and lower demand for dedicated lines could negatively impact future access revenues.

CLEC data revenue was $668,000 or 34.9% higher in 2005 compared to 2004, and $765,000 or 66.5% higher in 2004 compared to 2003. The increase in 2005 and 2004 was due primarily to increased residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet services to large business customers in 2004. Ethernet service revenues will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

In January 2006, HickoryTech was informed that its bid to renew its multi-year contract with Project SOCRATES (South Central Regional Area Telecommunications System) was not accepted. HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which are a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech will continue to serve the SOCRATES network through June 30, 2006. The Company expects CLEC’s other revenues will decrease by approximately $700,000 associated with loss of revenues from this contract in 2006, which will be evenly distributed over the last two quarters of the year.

Long distance revenue was $161,000 or 3.5% higher in 2005 compared to 2004, and $254,000 or 5.8% higher in 2004 compared to 2003. The long distance customer base decreased 3,381 or 7.7% in 2005 compared to 2004. In June, 2005 a large Minnesota college campus ended its contract for long distance services, which resulted in a loss of approximately 2,800 long distance customers. Despite the loss of customers, long distance revenue increased primarily due to higher long distance usage customer growth offsetting the loss of the lower long distance usage customers mentioned above. HickoryTech experienced a 3,336 or 8.3% increase in its long distance customer base in 2004. Although the customer base increased in 2004, long distance revenue per customer decreased. The 2004 decrease in revenue per customer was primarily the result of optional long distance calling plans available to customers, the increased use of Internet services, and other alternatives to long distance services and the loss of a wholesale revenue contract in June 2004 with a large wireless carrier.

Internet revenue was $331,000 or 8.2% higher in 2005 compared to 2004, and $220,000 or 5.8% higher in 2004 compared to 2003. The increase in revenue was primarily due to an increase in Internet customers of 1,205 or 7.0% in 2005 compared to 2004 and 1,059 or 6.6% in 2004 compared to 2003.

Digital TV revenue was $425,000 or 76.7% higher in 2005 compared to 2004, and $190,000 or 52.2% higher in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to the offering of digital TV in three additional communities in 2005. The increase in 2004 compared to 2003 was primarily due to increased penetration and the offering of digital TV in an additional community in 2004. Customer counts increased 825 or 42.5% in 2005 compared to 2004, and 762 or 64.6% in 2004 compared to 2003.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $339,000 or 1.1% higher in 2005 compared to 2004, and $1,652,000 or 5.9% higher in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to increased wages, transport costs and consulting fees, but was partially offset by lower Internet expense due to lower costs associated with bandwidth and customers who have switched from dial-up Internet to broadband Internet as well as lower bad debt expense. The decrease in bad debt expense in 2005 compared to 2004 relates to $410,000 of bad debt recoveries associated with a carrier bankruptcy. The increase in 2004 compared to 2003 was primarily due to increases in expenses related to long distance services that increased in conjunction with the corresponding increase in long distance customers and revenue, increased billing expenses for bill and data processing, increased bad debt expense due to a carrier bankruptcy, and carrier disputes. Because of the carrier bankruptcy, HickoryTech recognized approximately $421,000 of bad debt expense in 2004.

In conjunction with the cancellation of the SOCRATES network contract, there are approximately $250,000 of related costs and expenses associated with the SOCRATES contract which will be phased out.  The impact in 2006 will be evenly distributed over the last two quarters of the year.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $664,000 or 6.4% higher in 2005 compared to 2004, and $1,093,000 or 11.8% higher in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to increased support fees for the Universal Service Fund, corporate expenses and sales expenses associated with the Customer Premise Equipment (CPE) phone system sales. The increase in 2004 compared to 2003 was primarily due to corporate expenses, higher real estate taxes and higher post-retirement medical costs.

Depreciation and Amortization:

Depreciation and amortization was $397,000 or 2.9% lower in 2005 compared to 2004, and $592,000 or 4.5% higher in 2004 compared to 2003. Depreciation was $397,000 or 2.9% lower in 2005 compared to 2004, and $565,000 or 4.3% higher in 2004 compared to 2003. The decrease in depreciation in 2005 compared to 2004 was primarily due to central office switching equipment becoming fully depreciated in the third quarter of 2005. The increase in depreciation in 2004 compared to 2003 was primarily due to increased capital expenditures for network infrastructure. Amortization expense remained the same in 2005 compared to 2004, and was $27,000 or 35.2% higher in 2004 compared to 2003.

Operating Income and Income from Continuing Operations, net of Tax:

Operating income was $1,373,000 or 6.1% lower in 2005 compared to 2004, and $2,586,000 or 10.3% lower in 2004 compared to 2003. Income from continuing operations, net of tax, was $606,000 or 4.5% lower in 2005 compared to 2004, and $1,589,000 or 10.6% lower in 2004 compared to 2003. The decrease in both operating income and income from continuing operations, net of tax, in 2005 compared to 2004 was primarily due to decreased revenues, increased selling, general and administrative expenses (excluding depreciation and amortization), increased cost of service (excluding depreciation and amortization), but was offset by decreased depreciation. The decrease in both operating income and income from continuing operations, net of tax, in 2004 compared to 2003 was primarily due to decreased network access revenues and increased expenses for billing services, corporate allocations, bad debt, long distance service expenses and real estate taxes.

In conjunction with the cancellation of the SOCRATES network contract, operating income will be affected by approximately $450,000 and net income will be affected by approximately $268,000 associated with the loss of business from this contract in 2006.  The impact in 2006 will be evenly distributed over the last two quarters of the year.

Discontinued Operations:

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to WWC. The wireless operations are reported as part of the Telecom sector.  The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

(Dollars in Thousands)	2005	2004	2003
Revenues Before Eliminations
Unaffiliated Customers	$2,522	$2,710	$3,199
Intersegment	4,312	4,346	3,203
	6,834	7,056	6,402
Cost of Services, excluding Depr. and Amort.	5,734	6,318	7,002
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	1,386	981	600
Depreciation and Amortization	2,020	2,556	2,376

Operating Loss	$(2,306)	$(2,799)	$(3,576)
Net Loss	$(1,422)	$(1,692)	$(2,329)

Capital Expenditures	$2,411	$486	$161

Revenues:

Revenues from unaffiliated customers decreased $188,000 or 6.9% in 2005 compared to 2004, and decreased $489,000 or 15.3% in 2004 compared to 2003. The decrease in operating revenues in 2005 compared to 2004 was primarily due to the loss of several customers, including $473,000 from a temporary customer relationship that ended in 2004. The loss of customers was offset by the recognition of $413,000 in license fees from the sale of SuiteSolution to a customer and increased billings to several other customers. The decrease in operating revenues in 2004 compared to 2003 was primarily due to the loss of several customers, which reduced operating revenues by $885,000, and a $192,000 decrease in volume for a couple of existing customers. Temporary billing services performed for a customer obtained at the end of 2003 increased operating revenues by $428,000 in 2004 compared to 2003, while increased revenues from a new SuiteSolution customer and increased processing fees from an existing customer of $166,000 in 2004 compared to 2003, partially offset other revenue declines.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) decreased $584,000 or 9.2% in 2005 compared to 2004, and decreased $684,000 or 9.8% in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to management cost reduction actions. The decrease in 2004 compared to 2003 was primarily due to cost control measures initiated by management and reduced wages and benefits resulting from a redeployment of personnel to selling, general and administrative cost centers.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) increased $405,000 or 41.3% in 2005 compared to 2004, and increased $381,000 or 63.5% in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to fees associated with the termination of leases. The increase in 2004 compared to 2003 was primarily due to increased wages and benefits resulting from a redeployment of personnel from cost of services cost centers.

Depreciation and Amortization:

Depreciation and amortization decreased $536,000 or 21.0% in 2005 compared to 2004, and increased $180,000 or 7.6% in 2004 compared to 2003. The decrease in depreciation and amortization in 2005 compared to 2004 was primarily due to billing software, which became fully amortized in the second quarter of 2005. The increase in depreciation and amortization in 2004 compared to 2003 was primarily due to increased depreciation associated with new billing software, which started amortizing in the second quarter of 2003.

Operating and Net Loss:

Operating loss decreased $493,000 or 17.6% in 2005 compared to 2004, and decreased $777,000 or 21.7% in 2004 compared to 2003. Net loss decreased $270,000 or 16.0% in 2005 compared to 2004, and decreased $637,000 or 27.4% in 2004 compared to 2003. The decrease in operating loss and net loss in 2005 compared to 2004 was primarily due to a decrease in cost of services (excluding depreciation and amortization) and a decrease in depreciation and amortization, but was offset by an increase in selling, general and administrative expenses (excluding depreciation and amortization) and a decrease in revenues from unaffiliated customers. The decrease in operating loss and net loss in 2004 compared to 2003 was primarily due to increases in intersegment revenues, but was offset by a decrease in revenues from unaffiliated customers, an increase in cost of services (excluding depreciation and amortization), an increase in selling, general and administrative expenses (excluding depreciation and amortization) and an increase in depreciation and amortization.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

(Dollars in Thousands)	2005	2004	2003
Revenues Before Intersegment Eliminations
Installation	$6,544	$4,492	$6,209
Service	8,046	7,216	8,138
	14,590	11,708	14,347
Cost of Sales	10,329	8,211	10,216
Cost of Services, excluding Depr. and Amort.	1,847	2,075	1,749
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	2,842	3,152	3,494
Depreciation and Amortization	118	171	246
	15,136	13,609	15,705

Operating Loss	$(546)	$(1,901)	$(1,358)
Net Loss	$(329)	$(1,131)	$(818)

Capital Expenditures	$47	$24	$201

Revenues:

Revenues were $2,882,000 or 24.6% higher in 2005 compared to 2004, and $2,639,000 or 18.4% lower in 2004 compared to 2003. New system installation revenue was $2,052,000 or 45.7% higher in 2005 compared to 2004 and $1,717,000 or 27.7% lower in 2004 compared to 2003. The increase in new system installation revenue in 2005 compared to 2004 was primarily due to increased data equipment sales of $1,501,000 or 60.2%, which was primarily the result of a large contract with a college campus in Minnesota. The decrease in new system installation revenue in 2004 compared to 2003 was primarily due to a decrease in sales and installations of private branch exchange (PBX) systems of $1,299,000 or 60.5%. Service revenue was $830,000 or 11.5% higher in 2005 compared to 2004 and $922,000 or 11.3% lower in 2004 compared to 2003. The increase in service revenue in 2005 compared to 2004 was primarily due to an $861,000 or 40.3% increase in Move, Add and Change (MAC) Contract revenues. This sector had encountered across the board reductions in demand in all of its major products and services. The reduction started in early 2002, and was believed to be associated with the economy’s effect on customers of this sector, and due to changing technology (i.e., voice vs. data protocol) in the communications products, which this sector provides. Although customer sale activity increased in 2005, future technology changes may affect customer buying decisions. HickoryTech cannot estimate what affect future technology changes may have on customer demand for its products and services.

Cost of Sales:

Cost of sales increased $2,118,000 or 25.8% in 2005 compared to 2004, and decreased $2,005,000 or 19.6% in 2004 compared to 2003. The increase in costs of products sold in 2005 compared to 2004 was primarily due to the increase in sales and a greater percentage of sales are derived from data equipment sales, which have a lower margin. The decrease in cost of sales in 2004 compared to 2003 was primarily due to the decreased installation work.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) decreased $228,000 or 11.0% in 2005 compared to 2004, and increased $326,000 or 18.6% in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to reduced inventory valuation adjustments, which was offset by increased wages. The increase in 2004 compared to 2003 was primarily due to a $700,000 inventory valuation adjustment resulting from the write-down of inventory to its net realizable value that was offset by decreased maintenance expense associated with customer contracts.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) decreased $310,000 or 9.8% in 2005 compared to 2004, and decreased $342,000 or 9.8% in 2004 compared to 2003. The decrease in 2005 compared to 2004 was primarily due to decreased wages and bad debt expense. The decrease in 2004 compared to 2003 was primarily due to cost reduction measures, which included reduced wages and benefits from attrition of personnel.

Depreciation and Amortization:

Depreciation and amortization decreased $53,000 or 31.0% in 2005 compared to 2004, and decreased $75,000 or 30.5% in 2004 compared to 2003. The decrease in 2005 and 2004 was the result of certain assets becoming fully depreciated.

Operating Loss and Net Loss:

Operating loss was $546,000 in 2005 compared to an operating loss of $1,901,000 in 2004 and an operating loss of $1,358,000 in 2003. Net loss in 2005 was $329,000 compared to a net loss of $1,131,000 in 2004 and a net loss of $818,000 in 2003. Operating loss and net loss were reduced in 2005 compared to 2004 primarily due to increased revenues, decreased cost of services (excluding depreciation and amortization) and decreased selling, general and administrative costs (excluding depreciation and amortization), but was offset by the increase in cost of sales. The losses generated in 2004 and 2003 were primarily due to changes in operating revenues and the $700,000 inventory valuation adjustment described above.

ENVENTIS SECTOR – Due to the purchase of Enventis on December 30, 2005, operations for one business day were immaterial. Therefore, there is no discussion of operations for Enventis included in this Annual Report on Form 10-K.

On December 30, 2005 HickoryTech purchased Enventis from ALLETE, Inc. Enventis specializes in providing telecommunications and network solutions for companies of all sizes. In addition to its statewide, SONET-based network, Enventis provides innovative IP services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government and small business clients. Enventis has offices in Duluth, Plymouth, and Rochester, Minnesota and Sioux Falls, South Dakota.

INTEREST EXPENSE

Interest expense was $250,000 or 5.4% lower in 2005 compared to 2004 and $1,490,000 or 24.4% lower in 2004 compared to 2003. The outstanding balance of the revolving credit facility was $142,035,000 at December 31, 2005 and $102,500,000 at December 31, 2004.  The increase in debt was due to the acquisition of Enventis, which took place at the end of 2005.

INCOME TAXES

The effective tax rate for continuing operations was 39.7%, 40.4% and 40.2% in 2005, 2004 and 2003, respectively. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this 2005 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management.  Senior management has discussed the development and selection of accounting estimates and the related MD&A disclosure with the Audit Committee. For a summary of all HickoryTech’s accounting policies, see Note 1 of the Notes to Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2005.

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

HickoryTech did not recognize revenue for the Enventis Sector due to its acquisition by HickoryTech at the end of the year 2005.

Allowance for Doubtful Accounts – HickoryTech’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as less specific reserves established based upon historical collection experience. HickoryTech evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations, the customer is delinquent or the customer may dispute the charges. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. HickoryTech also establishes a less specific reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, HickoryTech’s estimates of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The allowance for doubtful accounts was $334,000 and $1,256,000 as of December 31, 2005 and 2004, respectively.

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

Intangible Assets – HickoryTech amortizes its intangible assets over their estimated useful lives. The customer lists and other intangibles are amortized from 1-8 years.

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that an impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of its reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

Income Taxes – As part of the process of preparing its consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. The Company established a $1,531,000 and $1,205,000 valuation allowance at December 31, 2005 and 2004, respectively, due to uncertainty about realization of benefits associated with net operating losses generated in the state of Iowa. Additionally, the Company has reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. The Company believes its current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits – The net post-retirement benefit expense was $1,051,000, $1,127,000 and $717,000 in 2005, 2004 and 2003, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated in accordance with the methods specified in Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, HickoryTech adopted the following policies: Any prior service cost, or cumulative net gains and losses in excess of 10% of the SFAS No. 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group.  There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in the portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.” The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due.  The rate was determined based on available market data regarding the spot yields on high-quality fixed income securities with the affects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2005, the Company assumed a discount rate of 5.5%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $332,000 as of December 31, 2005 and would increase the net periodic cost by approximately $36,000 as of December 31, 2005.

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

In measuring the accumulated post-retirement benefit obligation as of December 31, 2005, the initial health care inflation rate for 2006 was assumed to be 8%, which decreases 0.5% each year until it reaches 4.5% in 2013 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten-year history of the Company’s self-funded medical benefits plan, and provide results unique to the Company’s philosophy of controlling rising medical costs. This has resulted in the Company consistently having lower increases in health care costs than the national averages. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $1,329,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,066,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2005, the unrecognized net actuarial loss was $2,317,000. During each of the last three years, the Company has adjusted the discount rate assumption due to changes in interest rates. In recent years, the Company has adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population. The unrecognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 12.8 years. This amount will change in future years as economic and market conditions generate gains and losses.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

DIVIDENDS

HickoryTech paid dividends of $6,277,000, or $0.48 per share, in 2005. The 2005 dividend per share rate was $0.01 per quarter more than 2004 and 2003. HickoryTech has announced a first quarter dividend of $0.12 per share in 2006, and if it is continued at that rate would produce an annual dividend of $0.48 per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE – The total capital structure (long-term and short-term obligations plus shareholders’ equity) for HickoryTech was $177,767,000 at December 31, 2005, reflecting 19.7% equity and 80.3% debt. This compares to a capital structure of $134,529,000 at December 31, 2004, reflecting 23.4% equity and 76.6% debt. The increase in debt is due to the recent acquisition of Enventis. HickoryTech has a history of paying down its debt with its operating cash flow. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends, for at least the next twelve months.

CASH FLOWS – Cash flows from operations continue to be a steady source of funds for HickoryTech, primarily resulting from the Telecom Sector. Cash provided from operations was $33,360,000 in 2005, $34,872,000 in 2004 and $36,749,000 in 2003. Cash flows from operations in 2005 were attributable to net income plus non-cash expenses, including depreciation and amortization of $15,554,000 and $4,969,000 of income taxes. Since HickoryTech acquired Enventis on December 30, 2005, net income does not include any results for Enventis. Cash flows from operations in 2004 were attributable to net income plus non-cash expenses, including depreciation and amortization of $16,535,000 and $4,602,000 of deferred taxes. Cash flows from operations in 2003 were attributable to net loss offset by non-cash expenses, including depreciation and amortization of $17,638,000, the $25,345,000 asset impairment charges that occurred due to discontinued operations, and $4,817,000 of deferred taxes.

Cash used in investing activities was $56,579,000 in 2005, and $13,968,000 in 2004, while cash provided by investing activities was $6,979,000 in 2003. Capital expenditures were $19,481,000 in 2005, $16,612,000 in 2004 and $13,570,000 in 2003. Capital expenditures were incurred to construct additional network facilities to provide CLEC services and expand fiber optic networks. HickoryTech expects capital expenditures in 2006 to be approximately $20,000,000.  There were $2,100,000 redemptions of investments in 2005 and $2,600,000 in 2004. The December 30, 2005 acquisition of Enventis for $35,500,000 plus working capital adjustments significantly impacted the acquisitions, net of cash acquired. The sale of HickoryTech’s wireless business provided $16,246,000 of cash in 2003.

Cash provided by financing activities was $23,563,000 in 2005, and cash used in investing activities was $20,925,000 in 2004 and $45,324,000 in 2003. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks, which amended its previous credit facility. The proceeds were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis. In addition, HickoryTech paid $6,277,000 of dividends in 2005. In 2004, cash was primarily used to repay $16,000,000 of borrowings and to pay dividends of $5,717,000. In 2003, cash was primarily used to repay $39,500,000 of borrowings and to pay dividends of $6,150,000. In 2003, cash was also used to repurchase 66,600 shares of common stock under HickoryTech’s repurchase plan for $661,000, and to retire 18,370 shares of common stock from a compensation plan trust account for $185,000.

WORKING CAPITAL – Working capital was $8,078,000 as of December 31, 2005 compared to working capital of $787,000 as of December 31, 2004. The ratio of current assets to current liabilities was 1.3 to 1.0 as of December 31, 2005 and 1.0 to 1.0 as of December 31, 2004. The increase in working capital as of December 31, 2005 compared to December 31, 2004 was the result of the Enventis assets acquired, financed with long-term debt.

LONG-TERM OBLIGATIONS – HickoryTech’s long-term obligations as of December 31, 2005, were $140,980,000, excluding current maturities of $1,300,000 on debt and $478,000 on current maturities of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks which amended its previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component. The term loan component is comprised of two components which are defined as term loan B and term loan C. The proceeds were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis. Under the terms of the credit facility, HickoryTech is required to make quarterly payments on the outstanding principal of the term loans beginning March 31, 2006. The outstanding principal balance of term loan B is $110,000,000 as of December 31, 2005, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $20,000,000 as of December 31, 2005, and is held entirely by Rural Telephone Finance Cooperative. Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Corporation (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for an annual fee on any undrawn commitment of the revolving credit facility, payable quarterly. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capital expenditures. The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance, to manage the Company’s exposure to interest rate fluctuations. As a result of the new credit agreement, HickoryTech incurred $1,525,000 of new debt placement costs.

HickoryTech is required to comply with specified financial ratios and tests applicable to the Company and its current subsidiaries, including maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. HickoryTech’s obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to, accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing; and a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. This sector recorded additions to property, plant and equipment of $782,000, $81,000, and $660,000 in 2005, 2004 and 2003, respectively, related to these capital lease arrangements.

HickoryTech continually monitors the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. A higher level of interest expense is likely to occur in 2006 because of the higher level of debt outstanding to accommodate the purchase of Enventis.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period. Interest on long-term debt is estimated using the interest rate as of December 31, 2005.

	Payments Due by Year
	(Dollars in Thousands)
			2007 to	2010 to	2012 and
	Total	2006	2009	2011	after
Contractual Obligations
Long-term Debt	$142,035	$1,300	$3,900	$14,635	$122,200
Interest on Long-term Debt	52,263	8,078	23,732	16,047	4,406
Capital Lease Obligations	723	478	245	—	—
Interest on Capital Leases	52	39	13	—	—
Purchase Obligations	4,276	4,276	—	—	—
Operating Leases	15,189	2,556	5,742	2,762	4,129
Total Contractual Cash Obligations	$214,538	$16,727	$33,632	$33,444	$130,735

Purchase obligations consist primarily of commitments incurred for construction projects.

In addition, HickoryTech has change of control agreements with key employees.  The details of the agreements are outlined in the proxy statement.  These potential commitments are not included in the above schedule.

OFF-BALANCE SHEET ARRANGEMENT/CONTINGENT COMMITMENTS -  HickoryTech is not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on its liquidity, or on its access to, or requirements for capital resources. In addition, HickoryTech has not established any special purpose entities.

CONSTRUCTION PLANS – HickoryTech is halfway through a five-year network enhancement program in its core telephone property in Mankato, Minnesota in support of its broadband strategy. The level of capital spending in 2004 and 2005 is indicative of the level HickoryTech expects to maintain over the next two to three years. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades will give HickoryTech the capability to offer more diversified services to its core customer base.

REGULATORY ASSET AND LIABILITY – Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.” The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third party and approved by the National Exchange Carrier Association (NECA). Reallocating the costs to the other access billing categories eliminated TIC. The FCC conducted an investigation of all tariff filings, including NECA’s CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories. The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation. As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004. The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech recouped this revenue over the remaining eighteen months of the TS tariff, from January 1, 2004 to June 30, 2005. In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $0 at December 31, 2005 and $204,000 at December 31, 2004.

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

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R). Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first annual or interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to the first annual or interim period in the first fiscal year beginning after June 15, 2005. HickoryTech has chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock-compensation expense, using a fair value method as prescribed under SFAS 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated life of equity instruments, stock volatility, interest rates and vesting terms. HickoryTech has assessed the impact of adopting SFAS 123(R) to its consolidated results of operations. HickoryTech has determined that the reference made to the disclosures under SFAS No. 123 in Note 1 of the Notes to Consolidated Financial Statements is a reasonable expectation of future expense.

REGULATED INDUSTRY

ILEC Minnesota – HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. In 2005, the Minnesota legislature enacted a statute deregulating multi-line businesses in certain metropolitan markets.

PUC has been considering intrastate access reform and universal service for several years. In June 2004, PUC issued an order to refer the carrier common line (CCL) component of the access reform issue to a contested case hearing. In September 2004, PUC also referred the local switching and transport (LST) component of the access reform issue for a separate contested case hearing. The process on both of these dockets was suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

In December 2004, the Federal Court of Appeals, 8th Circuit, upheld an October 2003 ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of VoIP based services in Minnesota. The issue of regulation of VoIP is also under consideration at the FCC. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. In October 2005, the FCC also released new regulations intended to spur the development of broadband services. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – In 2005, rate deregulation was granted to all Iowa companies for all services other than single line services. Previously, only companies with fewer than 15,000 access lines were unregulated. HickoryTech’s Iowa ILEC subsidiary has maintained less than 15,000 access lines. As a result, it has been and will remain unregulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the NECA traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line (EUCL) funds collected, are pooled and some of HickoryTech’s revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

CLEC – HickoryTech’s CLEC business provides local exchange services in Minnesota and Iowa with less regulatory oversight than the HickoryTech ILEC companies. HickoryTech’s Crystal subsidiary also offers long distance services. In-state services in Minnesota are regulated by PUC with respect to uniform pricing statewide. In-state long distance service in Iowa is unregulated. Long distance services are also deregulated at the federal level (for interstate services), but are subject to annual certification of geographical rate averaging and rate integration. Dial-up and broadband Internet access are unregulated at both the state and federal levels.

In addition to the deregulation granted by new Iowa law, the Iowa Utilities Board has opened another docket investigating effective competition for several additional communities and may authorize additional deregulation for those communities. This docket includes one community served by Crystal.

Crystal offers digital TV service in St. Peter, Waseca, Ellendale, New Richland and St. Clair, Minnesota markets under franchises negotiated with these local municipalities.

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

Local Number Portability (LNP) – On November 10, 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). Most of the Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting, however, Heartland Telecommunications Company of Iowa received a suspension order from the Iowa Utilities Board allowing additional time and implemented LNP on January 25, 2005. The effects of intermodal porting on the Company’s Minnesota wireline operations have been minimal as of December 31, 2005. Given the short history for which intermodal porting has been available, however, the Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates.  HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate protection agreements with remaining maturities of thirty months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2005, HickoryTech’s interest expense would have increased $135,000 in 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Hickory Tech Corporation:

We have completed integrated audits of Hickory Tech Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) respectively present fairly, in all material respects, the financial position of Hickory Tech Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of finanical statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Enventis from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination at the end of 2005. We have also excluded Enventis from our audit of internal control over financial reporting. Enventis is a wholly owned subsidiary whose total assets and total revenues represent 23.3% and 34.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. (Note: Revenue % based upon total Enventis revenues for the year ended December 31, 2005, which were unaudited and not included in the consolidated income statement due to the acquisition closing date.)

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 7, 2006

Item 8.    Financial Statements and Supplementary Data.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollars in Thousands, Except Per Share Amounts)

	2005	2004	2003
OPERATING REVENUES:
Telecom Sector	$75,400	$76,097	$75,346
Information Solutions Sector	2,522	2,710	3,199
Enterprise Solutions Sector	14,590	11,708	14,347
Enventis Sector (Note 3)	—	—	—
TOTAL OPERATING REVENUES	92,512	90,515	92,892

COSTS AND EXPENSES:
Cost of Sales, Enterprise Solutions	10,329	8,211	10,216
Cost of Services
Depreciation and Amortization	33,255	33,625	33,471
Selling, General and Administrative Expenses, excluding
Depreciation and Amortization	15,266	14,723	13,159
Depreciation	15,061	15,589	14,870
Amortization of Intangibles	493	946	997
TOTAL COSTS AND EXPENSES	74,404	73,094	72,713

OPERATING INCOME	18,108	17,421	20,179

OTHER INCOME/(EXPENSE):
Equity in Net Income/(Loss) of Investees	—	—	9
Interest and Other Income	97	61	53
Interest Expense	(4,363)	(4,613)	(6,103)
TOTAL OTHER INCOME (EXPENSE)	(4,266)	(4,552)	(6,041)
INCOME BEFORE INCOME TAXES	13,842	12,869	14,138
INCOME TAX PROVISION	5,499	5,205	5,683
INCOME FROM CONTINUING OPERATIONS	8,343	7,664	8,455
DISCONTINUED OPERATIONS (Note 3)
Income/(Loss) from Operations of Discontinued Component
Including Loss on Disposal of $25,642 in 2003	308	(125)	(23,087)
Income Tax Expense/(Benefit)	122	(51)	(1,857)
INCOME/(LOSS) ON DISCONTINUED OPERATIONS	186	(74)	(21,230)
NET INCOME/(LOSS)	$8,529	$7,590	$(12,775)

Basic Earnings Per Share - Continuing Operations:	$0.64	$0.59	$0.61
Basic Earning/(Loss) Per Share - Discontinued Operations:	0.01	(0.01)	(1.53)
	$0.65	$0.58	$(0.92)
Dividends Per Share	$0.48	$0.44	$0.44
Weighted Average Common Shares Outstanding	13,083,252	12,993,280	13,934,178

Diluted Earnings Per Share - Continuing Operations:	$0.64	$0.59	$0.61
Diluted Earnings/(Loss) Per Share - Discontinued Operations:	0.01	(0.01)	(1.53)
	$0.65	$0.58	$(0.92)
Weighted Average Common and Equivalent Shares Outstanding	13,097,417	13,025,637	13,961,282

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(Dollars in Thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$601	$257
Receivables, Net of Allowance for Doubtful Accounts of $334 and $1,256	19,867	9,892
Income Taxes Receivable	—	204
Costs in Excess of Billings on Contracts	462	927
Inventories	4,577	3,182
Deferred Income Taxes	300	1,430
Prepaid Expenses	5,066	1,185
Other	1,155	1,214
TOTAL CURRENT ASSETS	32,028	18,291
INVESTMENTS	3,407	4,371
PROPERTY, PLANT AND EQUIPMENT	290,499	246,341
LESS ACCUMULATED DEPRECIATION	141,157	131,649
PROPERTY, PLANT AND EQUIPMENT, NET	149,342	114,692
OTHER ASSETS:
Goodwill	27,109	25,086
Intangible Assets, Net	4,312	387
Financial Derivative Instrument	3,429	2,501
Deferred Costs and Other	3,640	3,209
TOTAL OTHER ASSETS	38,490	31,183
TOTAL ASSETS	$223,267	$168,537
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash Overdraft	$514	$1,680
Accounts Payable	5,224	4,065
Accrued Expenses	6,809	3,202
Accrued Interest	—	76
Accrued Taxes	4,765	—
Billings in Excess of Costs on Contracts	283	260
Advanced Billings and Deposits	4,577	2,898
Current Maturities of Long-Term Obligations	1,778	5,323
TOTAL CURRENT LIABILITIES	23,950	17,504
LONG-TERM OBLIGATIONS, Net of Current Maturities	140,980	97,661
DEFERRED INCOME TAXES	15,346	15,270
DEFERRED REVENUE AND EMPLOYEE BENEFITS	7,982	6,557
TOTAL LIABILITIES	188,258	136,992
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 13)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value, $.10 stated value hares authorized: 100,000,000 Shares issued and outstanding: 2005, 13,124,928; 2004, 13,057,106	1,312	1,306
Additional Paid-In Capital	9,262	8,615
Retained Earnings	22,371	20,119
Accumulated Other Comprehensive Income	2,064	1,505
TOTAL SHAREHOLDERS’ EQUITY	35,009	31,545
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$223,267	$168,537

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$8,529	$7,590	$(12,775)
Adjustments to Reconcile Net Income/(Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	15,554	16,535	17,638
Intangible Asset Impairment	—	—	21,000
Long-Lived Asset Impairment	—	—	4,345
(Gain)/Loss on Sale of Assets	12	95	(3)
Loss on Disposal of Assets	—	—	632
Provision for Losses on Accounts Receivable	953	1,003	1,093
Deferred Income Taxes	835	4,602	4,817
Stock-Based Compensation	107	99	(160)
Employee Retirement Benefits and Deferred Compensation	778	905	412
Accrued Patronage Refunds	(367)	(357)	(555)
Equity in Net (Income)/Loss of Investees	—	—	(9)
Tax Benefit from Stock Option Transactions	—	11	17
Changes in Operating Assets and Liabilities Net of
Effects of Acquisitions and Dispositions:
Receivables	(334)	1,723	(1,234)
Inventories	411	1,270	310
Billings and Costs on Contracts	487	195	1,166
Accounts Payable and Accrued Expenses	2,426	557	(1,241)
Advance Billings and Deposits	(216)	(142)	95
Deferred Revenue and Employee Benefits	(122)	(232)	(105)
Income Taxes	4,969	—	—
Other	(662)	1,018	1,306
Net Cash Provided By Operating Activities	33,360	34,872	36,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(19,481)	(16,612)	(13,570)
Increase in Investments	(900)	—	—
Redemption of Investments	2,100	2,600	4,144
Purchase of Intangible Asset	—	(9)	—
Proceeds from Sale of Wireless Business	—	—	16,246
Acquisitions, Net of Cash Acquired	(38,378)	—	—
Proceeds from Sale of Assets	80	53	159
Net Cash Provided By/(Used In) Investing Activities	(56,579)	(13,968)	6,979

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Cash Overdraft	(1,165)	679	1,001
Repayments of Credit Agreement	(8,532)	—	—
Payments of Capital Lease Obligations	(543)	(710)	(588)
Borrowings on Credit Facility	138,785	2,000	11,250
Repayments on Credit Facility	(99,250)	(18,000)	(50,750)
Proceeds from Issuance of Common Stock	545	865	759
Dividends Paid	(6,277)	(5,717)	(6,150)
Stock Repurchase/Retirement	—	(42)	(846)
Net Cash Provided by/(Used In) Financing Activities	23,563	(20,925)	(45,324)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	344	(21)	(1,596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	278	1,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$601	$257	$278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$4,521	$4,669	$6,906
Net Cash Paid (Refunded) for Income Taxes	$(182)	$(2,094)	$(1,392)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$782	$81	$660
Stock Consideration Received in Wireless Business Sale	$—	$—	$12,207

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/LOSS

Years Ended December 31

(Dollars in Thousands)

	Common Stock		Additional Paid - In	Retained	Other Comprehensive	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income (Loss)

BALANCE, DECEMBER 31, 2002	13,983,929	$1,398	$7,885	$49,312	$—	$58,595

Stock Award Plan	23,193	2	(237)			(235)
Employee Stock Purchase Plan	27,763	3	256			259
Directors’ Stock Retainer Plan	6,811	1	74			75
Stock Options Exercised	24,387	2	227			229
Dividend Reinvestment Plan	25,625	3	268			271
Stock Repurchase	(84,970)	(8)	(218)	(619)		(846)
Stock Received in Wireless Sale	(1,038,927)	(104)	(582)	(11,522)		(12,207)
Stock Option Tax Benefit			17			17
Net Loss				(12,775)		(12,775)	$(12,775)
Dividends Paid				(6,150)		(6,150)
Other Comprehensive Income
Net of Income Taxes					1,484	1,484	1,484
Total Comprehensive Loss							$(11,291)

BALANCE, DECEMBER 31, 2003	12,967,811	1,297	7,690	18,246	1,484	28,717

Stock Award Plan	2,253		35			35
Employee Stock Purchase Plan	22,017	2	190			192
Directors’ Stock Retainer Plan	5,764	1	63			64
Stock Options Exercised	37,985	4	391			395
Dividend Reinvestment Plan	24,575	2	276			278
Stock Repurchase	(3,299)		(42)			(42)
Stock Option Tax Benefit			12			12
Net Income				7,590		7,590	$7,590
Dividends Paid				(5,717)		(5,717)
Other Comprehensive Income,
Net of Income Taxes					21	21	21
Total Comprehensive Income							$7,611

BALANCE, DECEMBER 31, 2004	13,057,106	1,306	8,615	20,119	1,505	31,545

Stock Award Plan	6,309		43			43
Employee Stock Purchase Plan	25,054	2	282			284
Directors’ Stock Retainer Plan	7,521	1	64			65
Dividend Reinvestment Plan	28,938	3	258			261
Net Income				8,529		8,529	$8,529
Dividends Paid				(6,277)		(6,277)
Other Comprehensive Income,
Net of Income Taxes					559	559	559
Total Comprehensive Income							$9,088

BALANCE, DECEMBER 31, 2005	13,124,928	$1,312	$9,262	$22,371	$2,064	$35,009

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

The accounting policies of HickoryTech are in conformity with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Financial Accounting Standards Board Statement (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Basis of Consolidation – The consolidated financial statements of HickoryTech include HickoryTech and its subsidiaries in the following four business segments:  (i) Telecom Sector, (ii) Information Solutions Sector, (iii) Enterprise Solutions Sector and (iv) Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.  Due to the purchase of Enventis at the end of 2005, no results of operations for Enventis are included in the financial statements.  The Enventis balance sheet is consolidated with the HickoryTech and its subsidiaries for the year ended December 31, 2005.

Cost of services includes all costs related to delivery of HickoryTech’s communications services and products. These costs include all costs of performing services and providing related products. It does not include costs associated with selling, general and administrative, depreciation and amortization of property, plant and equipment, intangible asset impairment charges and cost of sales for the Enterprise Solutions and Enventis Sectors.

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to WWC. The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented (see Note 3).

Revenue Recognition – Revenues are recognized when services are earned, rendered or products are delivered to customers.  Customers are billed as of monthly cycle dates. Telecom Sector revenues are derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising.  Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. Revenue in the Enterprise Solutions Sector earned on major installation and change contracts is recognized using the percentage of completion method. Up-front fees, including installation and activation fees, are deferred and recognized on a straight-line basis over the corresponding customer relationship period. Revenue for the equipment sales portion of the Enventis Sector is generally recognized when equipment is shipped or when services are completed under short-term contracts. Revenue from fiber optic transport service and support services is recognized monthly as the services are provided.

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

On December 30, 2005 HickoryTech acquired Enventis. The Enventis property, plant and equipment, consisting primarily of fiber optic communications network was valued under SFAS 141 and 142 as it pertains to accounting for assets under Purchase Accounting and essentially recorded the assets at fair value at the time of acquisition.

In September of 2003 HickoryTech abandoned a CLEC initiative. As a result, HickoryTech wrote off property, plant and equipment with a carrying value of $632,000. This $632,000 charge is included in the cost of services of the Telecom Sector in the consolidated statement of operations.

The components of property, plant and equipment are summarized as follows:

(Dollars in Thousands)

	2005	2004

ILEC Telephone Plant (Telecom Sector)	$184,509	$174,056
CLEC Telephone Plant (Telecom Sector)	63,077	58,311
Enventis Property and Equipment	24,044	—
Enventis Indefeasable Rights To Use (IRU)	5,496	—
Other Property and Equipment	13,373	13,974
Total	290,499	246,341
Less Accumulated Depreciation	141,157	131,649
Property, Plant and Equipment, Net	$149,342	$114,692

Included in the Enventis property, plant and equipment is fiber optic cable and indefeasible rights of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 and 25 years for new additions.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 5.4%, 6.0%, and 6.1% for 2005, 2004 and 2003, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to twenty years. Other property and equipment includes $782,000, and $81,000 of equipment acquired under capital leases in 2005 and 2004. Amortization expense related to these capital leases was $653,000 and $667,000 in 2005 and 2004. Accumulated amortization related to these leases was $841,000 and $1,814,000 in 2005 and 2004.

Cash Equivalents – Cash equivalents include short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments.

Accounts Receivable – As of December 31, 2005, HickoryTech’s consolidated accounts receivable total $19,867,000, net of the allowance of doubtful accounts and includes $10,593,000 of receivables relating to Enventis. As of December 31, 2005, HickoryTech believes accounts receivable are recorded at its fair value. As there may by exposure or risk with accounts receivable, HickoryTech routinely monitors its accounts receivable and adjusts the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable. The Company’s receivables can be concentrated with a small number of carriers or geographically.

Investments – Investments include $2,466,000 of non-interest bearing Rural Telephone Finance Cooperative (RTFC) Subordinated Capital Certificates (SCCs) accounted for under the cost method of accounting.  This method requires HickoryTech to periodically evaluate whether a non-temporary decrease in value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Investments also included an unconsolidated partnership accounted for using the equity method of accounting. NIBI, a wholly owned subsidiary of HickoryTech, was a 40% general partner in National Independent Billing Partnership (NIBP), which performed billing and collection clearinghouse functions for interexchange carriers. NIBP was dissolved as of December 31, 2003. For the year ended December 31, 2003, NIBP had revenues of $19,000 and net income of $28,000.

Inventories – Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market.  Cost is determined on a first-in first-out (FIFO) basis. Reserves offset the cost of inventory to arrive at the net realizable value of the inventory.

Income Taxes – HickoryTech accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

The changes in goodwill during 2005 are summarized as follows:

(Dollars in thousands)

2005
Goodwill as of December 31, 2004	$25,086
Goodwill associated with the acquisition of Enventis	2,023
Goodwill as of December 31, 2005	$27,109

Capitalized Software Costs – Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” HickoryTech capitalizes costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three years. During 2005, 2004 and 2003, HickoryTech capitalized $2,147,000, $433,000 and $144,000, respectively, of costs associated with software purchased or developed for internal use only. The 2005 and 2004 costs relate primarily to costs associated with integrating the new enterprise resource planning software that HickoryTech will convert to on January 1, 2006. These software costs are included in property, plant and equipment, and amounted to $3,335,000 and $2,047,000 at December 31, 2005 and 2004, respectively. These amounts are net of accumulated amortization of $2,997,000 and $2,137,000 at December 31, 2005 and 2004, respectively. Amortization expense relating to these costs amounted to $859,000 and $938,000 in 2005 and 2004, respectively.

Software costs associated with software that is developed or purchased for external sale or license are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” HickoryTech capitalizes costs related to such software when technological feasibility has been established and continues capitalization until the product becomes available for general release to customers. These software costs, net of accumulated amortization, are included in other non-current assets, and amounted to $0 and $432,000 at December 31, 2005 and 2004, respectively. These amounts are net of accumulated amortization of $3,926,000 and $3,494,000 at December 31, 2005 and 2004, respectively. In accordance with SFAS No. 86, which states that annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on, capitalized software costs are amortized on a straight-line, product-by-product basis over the estimated economic lives of the product, which are currently three and four years.  Amortization expense relating to these costs amounted to $389,000 in 2005 and $843,000 in 2004.

Comprehensive Income – HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income (loss), HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges.

Advertising Expense – Advertising is expensed as incurred. Advertising expense charged to operations was $1,251,000, $1,104,000 and $935,000 in 2005, 2004 and 2003, respectively.

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

	2005	2004	2003

Weighted Average Shares Outstanding	13,083,252	12,993,280	13,934,178
Stock Options	5,955	24,852	18,809
Stock Subscribed (ESPP)	8,210	7,505	8,295
Total Dilutive Shares Outstanding	13,097,417	13,025,637	13,961,282

Options to purchase 503,850 shares as of December 31, 2005, 402,050 shares as of December 31, 2004 and 481,698 shares as of December 31, 2003 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Stock Compensation – At December 31, 2005, HickoryTech had five stock-based employee compensation plans, which are described more fully in Note 6.  HickoryTech has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee and directors’ stock compensation plans. See Note 12 for guidance relating to SFAS No 123(R), Share-Based Payment, which supersedes Accounting Principles Board Opinion No. 25.  If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have resulted using the Black-Scholes option-pricing model to determine the fair value of the options (see Note 6):

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003

Reported Net Income/(Loss)	$8,529	$7,590	$(12,775)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	59	(96)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of
related tax effects	(224)	(278)	(165)

Pro Forma Net Income/(Loss)	$8,369	$7,371	$(13,036)

Earnings per share:
Basic - as reported	$0.65	$0.58	$(0.92)
Basic - pro forma	$0.64	$0.57	$(0.94)

Diluted - as reported	$0.65	$0.58	$(0.92)
Diluted - pro forma	$0.64	$0.57	$(0.94)

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that an impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142).  The Company determines the fair value of its reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. As of December 31, 2005 and 2004, HickoryTech completed its annual impairment tests for acquired goodwill. Such testing resulted in no impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test.

On December 30, 2005 HickoryTech acquired Enventis. The Enventis acquisition added preliminarily $2,023,000 of goodwill and $4,000,000 of intangible assets. Both are recorded in the accompanying balance sheet.

The carrying value of HickoryTech’s goodwill is $27,109,000 as of December 31, 2005 which increased during 2005 as a result of the $2,023,000 related to the Enventis acquisition.

The components of HickoryTech’s intangible assets are as follows:

		As of December 31, 2005		As of December 31, 2004
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers	1 - 8 years	$4,229	$544	$821	$442
Other Intangibles	1 - 5 years	730	103	109	101
Total		$4,959	$647	$930	$543

During 2005, HickoryTech acquired Enventis. Part of the acquisition price included $3,400,000 for customers and $600,000 for the intangibles. In addition, HickoryTech completed another acquisition in 2005 that included $8,000 for customers and $21,000 for other intangibles.

Amortization expense related to the definite-lived intangible assets for 2005, 2004 and 2003 was $104,000, $103,000, and $103,000, respectively.  Amortization expense for the five years subsequent to 2005 is as follows: 2006 - $1,172,000; 2007 - $1,157,000; 2008 - $1,127,000; 2009 - $853,000 and 2010 - $3,000.

NOTE 3 – ACQUISITION, DISPOSITION and DISCONTINUED OPERATIONS

Acquisition of Enventis

On December 30, 2005 HickoryTech purchased Enventis from ALLETE, Inc. Enventis was formerly a wholly owned subsidiary of ALLETE, Inc.  Enventis is a network transport and an enterprise Internet Protocol telephony sales business.  The acquisition of Enventis was made to expand the geographic region which HickoryTech could serve with its business broadband service capabilities.  Both Enventis and HickoryTech have similar bundled service business plans.

The purchase price was cash of $35,500,000 in exchange for the common stock of Enventis, with further purchase price adjustments and transaction costs making the estimated total purchase consideration $38,602,000.  Enventis had no debt at the time of acquisition.  The purchase agreement outlines certain purchase price adjustments which will result in cash payments between Allete and HickoryTech in the first quarter of 2006.  These purchase price adjustments are for working capital, capital expenditures and employee benefits.  Any purchase price adjustments which alter the amounts estimated in the table below will be reflected in changes to goodwill.  There are no contingent payments or earn-out payments.

The financing for the estimated $38.6 million total purchase consideration for Enventis, plus an additional $8.5 million for Enventis working capital, was entirely from HickoryTech’s credit agreement, as established on December 30, 2005.  The credit facility is comprised of a $30 million revolving credit component which expires on December 30, 2011 and a $130 million term loan component, which has partial maturities during its term, with final maturity on June 30, 2013.  See Note 7.

The transaction was accounted for using the purchase method of accounting.  Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation resulted in goodwill of $2,023,000. Allete and HickoryTech have agreed to treat the transaction under Section 338 of the Internal Revenue Code. Accordingly, the tax basis of the acquired assets and assumed liabilities will be the same for financial reporting.

Due to the purchase of Enventis on December 30, 2005, operations for essentially one business day were immaterial and not included in the results for 2005.  Therefore, there is no discussion of operations for Enventis included in this Annual Report on Form 10-K. HickoryTech intends to manage and report Enventis as a separate operating segment called Enventis.

The consolidated balance sheet as of December 31, 2005 reflects the preliminary allocation of the purchase price to the estimated assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

A third party valuation specialist assisted the Company with the valuation of the identified intangible assets, and property and equipment, and has provided its preliminary report. The valuation resulted in the allocation of $4.0 million to identifiable intangibles, which will be amortized over periods ranging from three to four years. The valuation specialist applied the income valuation approach to assist the Company in determining the estimated fair value of the intangible assets (purchased customer relationships and supplier relationship) These estimates were based upon:

•                  The estimated revenue growth over the next ten years based upon HickoryTech estimates.

•                  Estimated operating margins of earnings before interest, taxes, depreciation, and amortization of 37% in Enventis transport product line and between 2 to 5% on the Enventis equipment sales product line.

•                  Working capital investment changes commensurate with historical patterns in the Enventis transport product and equipment sales product lines.

•                  The discount rate used in the valuation was based on the weighted average cost of capital (“WACC”).  The WACC calculation produces the average required rate of return of an investment in an operating enterprise based upon various required rate of return from investors in various areas of that enterprise.  The discount rate used in the income valuation approach was 12%.

The table below sets forth the purchase price allocation, which is considered preliminary largely due to the fact this significant acquisition closed one day before year-end. Specific reasons causing the purchase price to be preliminary are: 1) finalization of the third party valuation, 2) finalization of the purchase price adjustments, 3) the liquidation of acquired accounts receivable, and 4) resolution of one litigation matter. On the litigation matter, HickoryTech has received an indemnification from Allete which management believes to be more than adequate to cover any loss. The first two items are expected to be resolved by April 2006. The third item is expected to be resolved by July 2006 and the last item by December 2006.

(Dollars in Thousands):
Initial purchase price paid	$35,500
Estimated purchase price adjustments accrued	1,895
Transaction costs paid and accrued	1,207
Total estimated purchase consideration	$38,602
Identifiable intangible assets:
Customer relationship and contracts	$3,400
Cisco gold supplier relationship	600
Net working capital	3,808
Property and equipment	24,044
Indefeasible rights to use	5,496
Other assets and liabilities	(769)
Goodwill	2,023
Allocation of purchase consideration	$38,602

The intangible assets identified above, customer relationships and contracts have useful lives of four years, and the Cisco Gold supplier relationship has a useful life of three years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets.  The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Enventis had occurred as of the beginning of fiscal 2004 for the year ended December 31, 2004 and the beginning of fiscal 2005 for the year ending December 31, 2005.  Pro forma adjustments relate to amortization of identified intangible assets, depreciation on assets at fair market value, interest expense and income taxes.

	Year Ended December 31,
(Dollars in Thousands, except per share amounts)	2005	2004
Revenues	$143,348	$133,714
Income from Continuing Operations	$8,318	$6,791
Income from Continuing Operations per common share, basic	$0.64	$0.52
Income from Continuing Operations per common share, diluted	$0.64	$0.52

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that will be obtained in the future.

Sale of Wireless Operations (Discontinued Operations):

On December 15, 2003, HickoryTech sold its wireless business, Minnesota Southern Wireless Company (MSWC), to WWC. The wireless operations are reported as part of the Telecom Sector. The results of operations of the wireless business are reported as discontinued operations for all periods presented.

Wireless business revenue and income before income taxes included in discontinued operations are as follows:

	For Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Revenues	$—	$—	$14,341
Income (Loss) Before Income Taxes	$308	$(125)	$(23,087)

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of HickoryTech’s long-term obligations, after deducting current maturities, is estimated to be $135,855,000 at December 31, 2005 and $97,708,000 at December 31, 2004, compared to carrying values of $140,980,000 and $97,662,000 respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets.

HickoryTech’s financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

NOTE 5 – BUSINESS SEGMENTS

HickoryTech’s operations are conducted in four business segments as: (i) Telecom Sector, (ii) Information Solutions Sector, (iii) Enterprise Solutions Sector and (iv) Enventis Sector. The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven communities in northwest Iowa as an ILEC.  The Telecom Sector also operates fiber optic cable transport facilities in Minnesota. The Telecom Sector also offers an alternative choice for local telecommunications service, known as CLEC (Competitive Local Exchange Carrier) service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. Prior to the sale of the wireless operations as discussed in Note 3, the Telecom Sector provided wireless telephone service to seven counties in south central Minnesota and a service area around the Minneapolis/St. Paul, Minnesota metropolitan area and PCS service to the Minnesota BTAs of Mankato-Fairmont and Rochester-Austin-Albert Lea. The wireless operations are reported as discontinued operations for all periods presented. The Information Solutions Sector provides data processing and related services to HickoryTech’s other sectors and to other external telephone companies, municipalities and utilities. The Enterprise Solutions Sector designs, sells, installs and services business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota. The Enventis Sector specializes in providing telecommunications and network solutions for companies of all sizes. In addition to its statewide, SONET-based network, Enventis provides innovative IP services that combine voice and data onto a single platform.  Due to its acquisition by HickoryTech at the end of the year 2005, no results of operations for Enventis are included in the accompanying financial statements.

Business segment information for the years ended December 31, 2005, 2004, and 2003 is as follows:

BUSINESS SEGMENT DATA

Years Ended December 31

(Dollars in Thousands)

					Corporate
		Information	Enterprise	Enventis	and
	Telecom	Solutions	Solutions	Telecom	Eliminations	Consolidated
2005
Revenue from Unaffiliated Customers	$75,400	$2,522	$14,590	$—	$—	$92,512
Intersegment Revenues	205	4,312	—	—	(4,517)	—
Total	75,605	6,834	14,590	—	(4,517)	92,512

Depreciation and Amortization	13,355	2,020	118	—	61	15,554
Operating Income/(Loss)	21,136	(2,306)	(546)	—	(176)	18,108
Interest Expense	5	56	—	—	4,302	4,363
Income Taxes	8,401	(937)	(217)	—	(1,748)	5,499
Income/(Loss) from Continuing Operations	12,746	(1,422)	(329)	—	(2,652)	8,343
Income/(Loss) from Discont. Operations	186	—	—	—	—	186
Net Income/(Loss)	12,932	(1,422)	(329)	—	(2,652)	8,529
Identifiable Assets	148,808	3,419	6,433	52,061	12,546	223,267
Capital Expenditures	16,901	2,411	47	—	122	19,481

(Dollars in Thousands)

					Corporate
		Information	Enterprise	Enventis	and
	Telecom	Solutions	Solutions	Telecom	Eliminations	Consolidated
2004
Revenue from Unaffiliated Customers	$76,097	$2,710	$11,708	$—	$—	$90,515
Intersegment Revenues	275	4,346	—		(4,621)	—
Total	76,372	7,056	11,708	—	(4,621)	90,515

Depreciation and Amortization	13,752	2,556	171	—	56	16,535
Operating Income/(Loss)	22,509	(2,799)	(1,901)	—	(388)	17,421
Interest Expense	101	55	—	—	4,457	4,613
Income Taxes	9,076	(1,152)	(770)	—	(1,949)	5,205
Income/(Loss) from Continuing Operations	13,352	(1,692)	(1,131)	—	(2,865)	7,664
Income/(Loss) from Discont. Operations	(74)	—	—	—	—	(74)
Net Income/(Loss)	13,278	(1,692)	(1,131)	—	(2,865)	7,590
Identifiable Assets	146,415	5,760	7,879	—	8,483	168,537
Capital Expenditures	16,100	486	24	—	2	16,612

2003
Revenue from Unaffiliated Customers	$75,346	$3,199	$14,347	$—	$—	$92,892
Intersegment Revenues	275	3,203	—	—	(3,478)	—
Total	75,621	6,402	14,347	—	(3,478)	92,892

Depreciation and Amortization	13,160	2,376	246	—	85	15,867
Operating Income/(Loss)	25,095	(3,576)	(1,358)	—	18	20,179
Equity in Net Income of Investees	—	9	—	—	—	9
Interest Expense	13	86	—	—	6,004	6,103
Income Taxes	10,662	(1,198)	(569)	—	(3,212)	5,683
Income/(Loss) from Continuing Operations	14,941	(2,329)	(818)	—	(3,339)	8,455
Income/(Loss) from Discont. Operations	(22,897)	605	—	—	1,062	(21,230)
Net Income/(Loss)	(7,956)	(1,724)	(818)	—	(2,277)	(12,775)
Identifiable Assets	145,753	7,773	7,939	—	14,247	175,712
Capital Expenditures	10,719	161	201	—	156	11,237

The Telecom Segment Identifiable Assets, Property, Plant and Equipment and Capital Expenditures presented above, exclude the following amounts related to the wireless business, which is reported as a discontinued operation:

(Dollars in Thousands)

	For Years Ended December 31,
	2005	2004	2003
Identifiable Assets	$—	$—	$—
Capital Expenditures	$—	$—	$2,333

NOTE 6 – STOCK COMPENSATION

Employee Stock Purchase Plan:

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. Effective with the plan year commencing September 2005, the price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. Prior to plan year commencing in September 2005 the price at which shares were purchased was 85% of the lower fair market value for such shares on two specified dates in each plan year. As of December 31, 2005 and 2004, there were 900,000 common shares reserved for this plan and 566,190 shares and 591,244 shares, respectively, still available for issuance. At December 31, 2005, employees had subscribed to purchase approximately 23,970 shares in the current plan year ending August 31, 2006. At December 31, 2004, employees had subscribed to purchase approximately 23,000 shares in the plan year ended August 31, 2005.

Retainer Stock Plans for Directors:

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors receive $5,000 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2005, there were 300,000 common shares reserved for this plan and 247,021 shares still available for future issuance.

Non-Employee Director Stock Option Plan:

HickoryTech previously offered a directors’ stock option plan to attract and retain outside directors. The plan provided for each outside director to receive fully vested options to purchase 5,000 shares of HickoryTech common stock at an exercise price equal to the fair market value of the common stock on a date as specified in the plan if HickoryTech met pre-established financial objectives. The options could be exercised no later than ten years after the date of grant. On May 9, 2005 the Director’s Incentive Plan replaced this plan. The 81,000 remaining shares under the Directors’ Stock Option Plan are no longer available for use.

Non-Employee Directors’ Incentive Plan:

Beginning in May 2005, HickoryTech began offering a Directors’ Incentive Plan to attract and retain outside Directors. The plan provides for each Director to receive 1,000 shares of HickoryTech common stock if HickoryTech meets pre-established financial objectives. As of December 31, 2005, there were 200,000 common shares reserved for this plan and 200,000 shares available for future grants.

Stock Award Plan:

HickoryTech’s stock award plan provides for the granting of non-qualified stock options and stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. In addition, for one component of the plan, HickoryTech utilizes a trust account for the funding of long-term performance awards, which were issued until 2003. In 2005, 2004 and 2003, HickoryTech paid cash of $25,000, $23,000 and $204,000 for its common stock shares and issued shares of 2,757, 2,053 and 22,393 in  2005, 2004 and 2003, respectively, to a trust for the benefit of certain key employees. The stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2005, there were 1,750,000 common shares reserved for this plan and 936,279 shares available for future grants.

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

(Dollars in Thousands, Except Per Share Amounts)

	2005	2004	2003
Pro Forma Net Income/(Loss)	$8,369	$7,371	$(13,036)
Pro Forma Basic EPS	$0.64	$0.57	$(0.94)
Pro Forma Diluted EPS	$0.64	$0.57	$(0.94)
Volatility	33.9%	37.1%	36.7%
Dividend Yield	4.5%	3.8%	5.2%
Risk-Free Interest Rates	4.1%	3.9%	3.8%
Expected Life in Years	7	7	7

A summary of the stock option activity of the plans is as follows:

					Weighted Average
		Shares			Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding at Beginning of Year	549,065	595,798	554,335	$12.86	$13.01	$13.60
Granted	60,000	88,950	103,250	6.31	9.87	8.90
Exercised	—	(37,985)	(24,387)	—	16.21	9.41
Forfeited	(30,215)	(97,698)	(37,400)	4.15	13.42	12.86
Outstanding at End of Year	578,850	549,065	595,798	$12.63	$12.86	$13.01
Exercisable at End of Year	449,895	412,386	455,356	$13.14	$13.47	$13.50
Weighted Average Fair Value of Options Granted During the Year	$2.68	$3.31	$2.16

The following table provides certain information with respect to stock options outstanding at December 31, 2005:

	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life
$8.00 – $12.00	272,800	$10.31	7.4 years
$12.00 – $16.00	245,550	13.83	5.1 years
$16.00 – $21.00	60,500	18.17	5.3 years
	578,850	$12.63	6.2 years

The following table provides certain information with respect to stock options exercisable at December 31, 2005:

		Weighted
	Stock	Average
Range of	Options	Exercise
Exercise Prices	Exercisable	Price
$8.00 – $12.00	143,845	$9.83
$12.00 – $16.00	245,550	13.83
$16.00 – $21.00	60,500	18.17
	449,895	$13.14

All stock options granted in 2005, 2004 and 2003 had an exercise price equal to the fair market value of HickoryTech’s common stock on the date of grant.

Other stock award activity is as follows:

	2005	2004	2003
Stock Awards Granted	3,552	200	800
Weighted Average Fair Value of Stock Awards Granted During the Year	$8.22	$11.87	$11.03

The Company recognizes stock compensation charges related to stock award plans when management concludes it is probable that the participant will earn the award. Such compensation charges are recorded based upon the fair value of HickoryTech’s stock and is recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs.

Stock compensation expense (benefit) for 2005, 2004 and 2003 was $107,000, $99,000 and $(160,000) respectively, for all stock compensation plans.

NOTE 7 – DEBT AND OTHER OBLIGATIONS

Long-term debt:

(Dollars in Thousands)

	2005	2004
Credit Facility, Average 5.7%, maturing in varying amounts through 2013	$142,035	$102,500
Capitalized Lease Obligations, Interest at 8.2%, maturing April 2009	723	484

Total	142,758	102,984
Less Current Maturities	1,778	5,323
Long-Term Obligations	$140,980	$97,661

Long-term obligations consist of the following:

Credit Facility Obligations:

On December 30, 2005 HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks which amended its previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component and a $130,000,000 term loan component. The term loan component is comprised of two components which are defined as term loan B and term loan C. The proceeds were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis. Under the terms of the credit facility, HickoryTech is required to make quarterly payments on the outstanding principal of the term loans from March 31, 2006. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 from March 31, 2006 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate, or RTFC rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for an annual fee on any undrawn commitment of the revolving credit facility, payable quarterly. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capital expenditures.  The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance, to manage the company’s exposure to interest rate fluctuations. As a result of the new credit agreement, HickoryTech incurred $1,525,000 of new debt placement costs.

HickoryTech is required to comply with specified financial ratios and tests applicable to the Company and its current subsidiaries, including maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. HickoryTech’s obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to, accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing and first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

The term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $367,000 in 2005, $357,000 in 2004 and $555,000 in 2003.

Annual requirements for principal payments for the years subsequent to 2005 are as follows: 2006 - $1,300,000; 2007 - $1,300,000; 2008 - $1,300,000; 2009 - $1,300,000; 2010 - $1,300,000 and thereafter - $135,535,000.

Capital Lease Obligations:

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. HickoryTech has recorded the present value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $714,000 and $587,000 ($1,555,000 and $2,401,000 asset, net of accumulated depreciation of $841,000 and $1,814,000) as of December 31, 2005 and 2004. Capital leases are part of property, plant and equipment on the balance sheet. Annual requirements for future lease payments under this capital lease are as follows:

Year	Annual Lease Payments

2006	$517,000
2007	201,000
2008	50,000
2009	7,000
Total Minimum Lease Payments	775,000
Amount Representing Interest	(52,000)
Present Value of Minimum Lease Payments	723,000
Less Current Portion	(478,000)
Long-Term Lease Obligation	$245,000

Operating Lease Commitments:

HickoryTech owns most of its major facilities, but does lease certain office space, land and equipment under principally noncancelable operating leases. Rental expense was $1,240,000 in 2005, $1,082,000 in 2004 and $998,000 in 2003. At December 31, 2005, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2006 - $2,556,000; 2007 - $2,083,000; 2008- $1,945,000; 2009 - $1,714,000;  2010 - $1,488,000 and thereafter - $5,403,000.

NOTE 8 – EMPLOYEE RETIREMENT BENEFITS

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. HickoryTech contributes up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution.  HickoryTech contributions and costs for the retirement savings plan were $1,013,000 in 2005, $1,007,000 in 2004 and $1,053,000 in 2003.

In addition to providing retirement savings benefits, HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities.

(Dollars in Thousands)	2005	2004
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$8,081	$9,257
Service Cost	367	362
Interest Cost	460	508
Amendments	—	—
Medicare Part D Subsidy	—	(826)
Acquisition	365	—
Actuarial Gain	(1,202)	(1,036)
Benefits Paid	(193)	(184)
Benefit Obligation at End of Year	$7,878	$8,081

Change in Plan Assets
Fair Value of Assets at Beginning of Year	$—	$—
Actual Return on Assets	—	—
Employer Contribution	193	184
Distributions	(193)	(184)
Fair Value of Assets at End of Year	$—	$—
Reconciliation of Funded Status
Funded Status	$(7,878)	$(8,081)
Unrecognized Net Actuarial Loss	2,317	3,685
Unrecognized Transition Obligation	420	480
Unrecognized Prior Service Cost	(73)	(84)
Net Amount Recognized	$(5,214)	$(4,000)

	2005	2004	2003
Components of Net Periodic Benefit Cost
Service Cost	$367	$362	$211
Interest Cost	460	508	360
Expected Return on Plan Assets	—	—	—
Amortization of Transition Obligation	60	60	60
Amortization of Prior Service Cost	(11)	(11)	(11)
Recognized Net Actuarial Loss	175	208	97
Net Periodic Benefit Cost	$1,051	$1,127	$717
Weighted-Average Assumptions as of December 31:
Used to Determine the Post-Retirement Expense	5.75%	6.50%	7.00%
Used to Determine the Benefit Obligation	5.50%	5.75%	6.25%

Health Care Trend Rates for Year-Ending December 31, 2005

Year	Trend
2006-2007	8.00%
2007-2008	7.50%
2008-2009	7.00%
2009-2010	6.50%
2010-2011	6.00%
2011-2012	5.50%
2012-2013	5.00%
2013+	4.50%

Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease

Accum. Post-Retirement Benefit Oblig. as of December 31, 2005
Dollar	$1,329	$(1,066)
Percentage Change in Retiree Medical	17.9%	(14.4)%

Service Cost and Interest Cost for Fiscal 2005
Dollar	$173	$(135)
Percentage Change in Retiree Medical	21.8%	(17.0)%

Post-retirement benefits were calculated in accordance with the methods specified in FAS 106. Where FAS 106 provides alternative methods for determining net periodic benefit costs, HickoryTech adopted the following policies: Any prior service cost, or cumulative net gains and losses in excess of 10% of the FAS 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of FAS 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in the portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.” The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot yields on high-quality fixed income securities with the affects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 8% in 2006, and decreases 0.5% each year until it reaches 4.5% in 2013 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten-year history of the Company’s self-funded medical benefits plan, and provide results unique to the Company’s philosophy of controlling rising medical costs. This has resulted in the Company consistently having lower increases in health care costs than the national averages. An increase of one-percentage point in the assumed health care cost trend would increase the accumulated post-retirement benefit obligation at December 31, 2005 by $1,329,000. A decrease of one-percentage point in the assumed health care cost trend would decrease the accumulated post-retirement benefit obligation at December 31, 2005 by $1,066,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which requires current recognition of the federal subsidy that employers may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under its post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D.  Consequently, HickoryTech remeasured its accumulated post-retirement benefit obligation (APBO) as of June 30, 2004, to account for the federal subsidy. The related reduction in APBO was deemed to be significant as of the remeasurement date and HickoryTech has recognized a decrease in the net periodic cost for the last two quarters of fiscal 2004 of $54,000. As of December 31, 2005 and 2004, the reduction in the APBO due to the subsidy was $939,000 and $762,000.

NOTE 9 – INCOME TAXES

The income tax provision (benefit) for operations for the years ended December 31, 2005, 2004 and 2003 include the following components:

(Dollars in Thousands)	2005	2004	2003

Current Income Taxes:
Federal	$3,726	$430	$(793)
State	1,060	122	(198)
Deferred Income Taxes:
Federal	496	3,602	3,963
State	339	1,000	854
Total Income Tax Provision	$5,621	$5,154	$3,826

Income tax expense is included in the financial statements as follows:

(Dollars in Thousands)	2005	2004	2003

Continuing Operations	$5,499	$5,205	$5,683
Discontinued Operations	122	(51)	(1,857)
Total Income Tax Provision	$5,621	$5,154	$3,826

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in Thousands)	2005	2004
Tax Liabilities:
Depreciation and Fixed Assets	$12,045	$12,792
Intangible Assets	5,129	4,602
Derivatives	1,366	996
Other	268	—
Gross Deferred Tax Liability	18,808	18,390

Tax Assets:
Deferred Compensation and Post-Retirement Benefits	2,607	2,156
Receivables and Inventories	231	1,070
Accrued Liabilities	244	269
Other	—	11
Federal Net Operating Loss	—	611
State Net Operating Loss	1,531	1,229
Alternative Minimum Tax Credits	680	409
Gross Deferred Tax Asset	5,293	5,755
Valuation Allowance	(1,531)	(1,205)
Net Deferred Tax Liability	15,046	13,840
Current Deferred Tax Asset	300	1,430
Net Non-Current Deferred Tax Liability	$15,346	$15,270

HickoryTech has state net operating loss carryforwards for tax purposes, available to offset future income, of approximately $26,000,000 at December 31, 2005.  The state net operating loss carryforwards expire in varying amounts between 2018 and 2025.  The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under applicable state income tax laws.  A valuation allowance has been established to reduce the carrying value of the benefits associated with the net operating losses incurred by subsidiaries of HickoryTech in the state of Iowa. This valuation allowance was established due to uncertainty as to realization of these benefits based on the continued net operating losses generated by these subsidiaries.  Future events and changes in circumstances could cause this valuation allowance to change.

The Company also has alternative minimum tax credit carryforwards of $680,000.  The alternative minimum tax credit carryforwards do not expire.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	2005	2004	2003
Statutory Tax Rate	34.0%	34.0%	34.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	5.8	5.8	5.1
Medicare Part D Subsidy	(0.4)	—	—
Other, Net	0.3	0.6	1.1
Effective Tax Rate	39.7%	40.4%	40.2%

The 2003 income tax rate reconciliation excludes the impact of the income tax benefit included in discontinued operations.

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

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate protection agreements, with remaining maturities of thirty months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of the HickoryTech’s derivatives at December 31, 2005 and 2004 is a net asset of $3,429,000 and $2,501,000, respectively, which is included in other assets in the consolidated balance sheet.

NOTE 11 – REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.” The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by the National Exchange Carrier Association (NECA). Reallocating the costs to the other access billing categories eliminated TIC. The FCC conducted an investigation of all tariff filings, including NECA’s CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories. The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation. As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004. The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000 into the TS rate elements. HickoryTech recouped this revenue over the remaining eighteen months of the TS tariff, from January 1, 2004 to June 30, 2005. In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $0 at December 31, 2005 and $204,000 at December 31, 2004.

NOTE 12 – RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R). Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first annual or interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to the first annual or interim period in the first fiscal year beginning after June 15, 2005. HickoryTech has chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock-compensation expense, using a fair value method as prescribed under SFAS 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated life of equity instruments, stock volatility, interest rates and vesting terms. HickoryTech has assessed the impact of adopting SFAS 123(R) to its consolidated results of operations. HickoryTech has determined that the reference made to the disclosures under SFAS No. 123 in Note 1 of the Notes to Consolidated Financial Statements is a reasonable expectation of future expense.

NOTE 13 – CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Dollars in thousands, except per share amounts)

	2005
	4th	3rd	2nd	1st
Operating Revenues	$21,832	$22,304	$25,268	$23,108
Operating Income	$4,047	$4,666	$4,873	$4,522
Income from Continuing Operations	$1,788	$2,130	$2,309	$2,116
Income from Disc. Ops., Net of Taxes	$63	$22	$101	$—
Net Income	$1,851	$2,152	$2,410	$2,116
Fully Diluted Earnings Per Share - Continuing Operations	$0.14	$0.16	$0.18	$0.16
Fully Diluted Earnings Per Share - Discontinued Operations	$—	$—	$0.01	$—
	$0.14	$0.16	$0.19	$0.16
Dividends Per Share	$0.12	$0.12	$0.12	$0.12

	2004
	4th	3rd	2nd	1st
Operating Revenues	$22,787	$22,177	$22,864	$22,687
Operating Income	$3,361	$4,305	$4,953	$4,802
Income from Continuing Operations	$1,318	$1,902	$2,283	$2,161
Loss from Disc. Ops., Net of Taxes	$—	$(15)	$—	$(59)
Net Income	$1,318	$1,887	$2,283	$2,102
Fully Diluted Earnings Per Share - Continuing Operations	$0.10	$0.15	$0.18	$0.17
Fully Diluted Earnings/(Loss) Per Share - Discontinued Operations	$—	$—	$—	$(0.01)
	$0.10	$0.15	$0.18	$0.16
Dividends Per Share	$0.11	$0.11	$0.11	$0.11

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

Item 9.                               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

On December 30, 2005, the Company acquired Enventis. We have excluded Enventis from our audit of internal control over financial reporting.  Enventis is a wholly owned subsidiary whose total assets and total revenues represent 23.3% and 34.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. (Note: Revenue % is based on total Enventis revenues for the year ended December 31, 2005, which were unaudited and not included in the consolidated income statement due to the acquisition date.)

Dated March 7, 2006

John E. Duffy	David A. Christensen
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the new processes and procedures associated with the Enventis acquisition.

On January 1, 2006, HickoryTech began using new enterprise resource planning software. This software will assist HickoryTech in managing its human resources, financial, inventory and distribution data through one operating system. HickoryTech expects this software installation to significantly impact its internal control structure as internal controls over numerous processes and procedures will be automated, for the year ended December 31, 2006.

Item 9B.       Other Information.

None.

PART III

Item 10.       Directors and Executive Officers of the Registrant.

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Election of Directors,” “Security Ownership of Management,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. Disclosure relating to the audit committee financial expert found under the heading of “Audit Committee Report” in the Proxy Statement is also incorporated by reference.

HickoryTech has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, the Director of Regulatory Affairs, the Controller, the Manager of Internal Control, the Board of Directors and other appropriate personnel as identified.

Item 11.       Executive Compensation.

Information as to executive compensation included under the headings of “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises and Fiscal Year-End Option Values,” “Long Term Incentive Plan Awards in Last Fiscal Year,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements” and “Compensation of Directors” in the Proxy Statement is incorporated by reference.

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

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2005.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	578,850	$12.63	1,949,490

Equity compensation plans not approved by security holders:	—	—	—

Total	578,850	$12.63	1,949,490

(1)          - Includes the Company’s Employee Stock Purchase Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan, Non-Employee Directors’ Incentive Plan, and Stock Award Plan.

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

PART IV

Item 15.       Exhibits and Financial Statement Schedule.

(a) List of Documents Filed as a Part of this Report

1.             Financial Statements

Page(s) in 2005 Annual
Report on Form 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-36
Report of Independent Registered Public Accounting Firm	37-38
Consolidated Statements of Operations* Years Ended December 31, 2005, 2004, and 2003	39
Consolidated Balance Sheets* December 31, 2005 and 2004	40
Consolidated Statements of Cash Flows* Years Ended December 31, 2005, 2004, and 2003	41
Consolidated Statements of Shareholders’ Equity and Comprehensive Income/Loss* Years Ended December 31, 2005, 2004, and 2003	42
Notes to Consolidated Financial Statements*	43-59
Management’s Report on Internal Control over Financial Reporting	60
Selected Financial Data	16-17

*Addressed by Report of Independent Registered Public Accounting Firm

2.         Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	66
Schedule II – Valuation and Qualifying Accounts	67

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

4(b)

Third Amended and Restated Credit Agreement dated as of December 30, 2005, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to herein and Wachovia (formerly known as First Union National Bank), as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on January 6, 2006)

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
10(p)

Stock Purchase Agreement dated as of September 18, 2003 between Hickory Tech and Western Wireless Corporation (Incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated December 30, 2003)

10(q) †	Summary of the Hickory Tech Corporation Long-Term Executive Incentive Program (Incorporated by reference to Exhibit 10(q) to the registrant’s Form 8-K filed February 22, 2005)
10(r)* †	Form of Stock Option Agreement Used in Connection with Grants Under the 1993 Stock Award Plan

Exhibit	Description

10(s)	Hickory Tech Corporation Directors’ Incentive Plan (Incorporated by reference to Exhibit 10(s) to the registrant’s Form 8-K filed May 9, 2005)
10(t)

Stock Purchase Agreement by and between Hickory Tech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005. Exhibit 2.1 omits schedules and exhibits. The registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.  (Incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 10, 2005)

10(u)

First Amendment to the Stock Purchase Agreement by and between Hickory Tech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005.  (Incorporated by reference from Exhibit 2.1A to the registrant’s Current Report on Form 8-K filed on January 05, 2006)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K dated March 9, 2004)
21 *	Subsidiaries of Hickory Tech Corporation
23 *	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith.

†              Management compensation plan or arrangement required to be filed as an exhibit.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and Board of Directors of

Hickory Tech Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 7, 2006 appearing in the 2005 Annual Report to Shareholders of Hickory Techop (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 7, 2006

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

	Years Ended December 31,
(In Thousands)	2005	2004	2003

Balance, at beginning of year	$1,256	$1,283	$1,358
Additions charged to income - Continuing Operations	953	1,003	726
Write-offs, net of recoveries - Continuing Operations	(1,875)	(1,030)	(719)
Discontinued Operations, Net	—	—	(82)
Balance, at end of year	$334	$1,256	$1,283

INVENTORY VALUATION RESERVE:

	Years Ended December 31,
(In Thousands)	2005	2004	2003

Balance, at beginning of year	$1,432	$734	$827
Additions charged to income	239	731	34
Reductions (1)	(1,405)	(33)	(127)
Balance, at end of year	$266	$1,432	$734

(1) Disposal of fully reserved inventory.

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Years Ended December 31,
(In Thousands)	2005	2004	2003

Balance, at beginning of year	$1,205	$640	$470
Additions charged to income	326	565	170
Reductions	—	—	—
Balance, at end of year	$1,531	$1,205	$640

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 7, 2006	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Senior Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Starr J. Kirklin	March 7, 2006
Starr J. Kirklin, Chair

/s/ R. Wynn Kearney, Jr.	March 7, 2006
R. Wynn Kearney, Jr., Vice Chair

/s/ John E. Duffy	March 7, 2006
John E. Duffy
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	March 7, 2006
David A. Christensen, Secretary,
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ James W. Bracke	March 7, 2006
James W. Bracke, Director

/s/ Myrita P. Craig	March 7, 2006
Myrita P. Craig, Director

/s/ James H. Holdrege	March 7, 2006
James H. Holdrege, Director

/s/ Robert E. Switz	March 7, 2006
Robert E. Switz, Director

(a majority of directors)