Form 10-Q
period 2006-03-31
HICKORY TECH CORP
filed 2006-05-10
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The total number of shares of the registrant’s common stock outstanding as of April 24, 2006: 13,145,245.

TABLE OF CONTENTS

PART I. Financial Information

Description

Item 1.	Financial Statements:

Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005

Consolidated Balance Sheets (unaudited) as of March 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Description

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibit Listing

Signatures

Exhibits

HICKORY TECH CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(In Thousands Except Per Share Amounts)	2006	2005

Operating revenues:
Telecom Sector	$17,968	$19,345
Information Solutions Sector	688	488
Enterprise Solutions Sector	2,737	3,275
Enventis Sector	14,084	—
Total operating revenues	35,477	23,108

Costs and expenses:
Cost of sales, Enterprise Solutions and Enventis	11,027	2,268
Cost of services (excluding depreciation and amortization)	8,960	8,053
Selling, general and administrative expenses (excluding depreciation and amortization)	7,185	4,027
Depreciation	4,074	4,001
Amortization of intangibles	293	237
Total costs and expenses	31,539	18,586
Operating income	3,938	4,522
Other income/(expense):
Interest and other income	31	8
Interest expense	(1,649)	(977)
Total other income/(expense)	(1,618)	(969)

Income before income taxes	2,320	3,553
Income tax provision	931	1,437
Net income	$1,389	$2,116

Basic earnings per share:	$0.11	$0.16
Dividends per share	$0.12	$0.12
Weighted average common shares outstanding	13,134	13,059

Diluted earnings per share:	$0.11	$0.16
Weighted average common and equivalent shares outstanding	13,148	13,091

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars In Thousands)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$265	$601
Receivables, net of allowance for doubtful accounts of $322 and $334	20,491	19,867
Costs in excess of billings on contracts	302	462
Inventories	5,839	4,577
Deferred income taxes	300	300
Prepaid expenses	2,248	5,066
Other	1,059	1,155
Total current assets	30,504	32,028

Investments	3,554	3,407

Property, plant and equipment	294,460	290,499
Less accumulated depreciation	145,234	141,157
Property, plant and equipment, net	149,226	149,342

Other assets:
Goodwill	26,984	27,109
Intangible assets, net	4,019	4,312
Financial derivative instruments	3,719	3,429
Deferred costs and other	3,473	3,640
Total other assets	38,195	38,490

Total assets	$221,479	$223,267

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$—	$514
Short-term financing (Note 13)	4,456	—
Accounts payable	5,079	5,224
Accrued expenses	5,560	6,809
Accrued interest	349	—
Accrued income taxes	5,593	4,765
Billings in excess of costs on contracts	235	283
Advanced billings and deposits	4,180	4,577
Current maturities of long-term obligations	1,714	1,778
Total current liabilities:	27,166	23,950

Long-term obligations, net of current maturities	135,198	140,980

Deferred income taxes	15,524	15,346

Deferred revenue and employee benefits	8,320	7,982

Total liabilities	186,208	188,258

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value shares authorized: 100,000,000 shares outstanding: 13,144,245 in 2006 and 13,124,928 in 2005	1,314	1,312
Additional paid-in capital	9,534	9,262
Retained earnings	22,184	22,371
Accumulated other comprehensive income	2,239	2,064
Total shareholders’ equity	35,271	35,009

Total liabilities and shareholders’ equity	$221,479	$223,267

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Dollars In Thousands)	2006	2005
Cash flows from operating activities:
Net income	$1,389	$2,116
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	4,367	4,238
Gain on sale of assets	—	(4)
Stock-based compensation	147	22
Employee retirement benefits and deferred compensation	125	83
Accrued patronage refunds	(290)	(136)
Provision for losses on accounts receivable	86	224
Changes in operating assets and liabilities:
Receivables	(709)	1,459
Inventories	(1,262)	20
Billings and costs on contracts	113	651
Accounts payable and accrued expenses	(1,089)	(1,450)
Advance billings and deposits	(397)	(92)
Deferred revenue and employee benefits	214	(34)
Prepaid Assets	2,817	—
Other	1,275	195
Net cash provided by operating activities	6,786	7,292

Cash flows from investing activities:
Additions to property, plant and equipment	(3,832)	(1,456)
Acquisitions, purchase price adjustments	125	—
Redemption of investments	21	2,100
Proceeds from sale of assets	5	11
Net cash provided by/(used in) investing activities	(3,681)	655

Cash flows from financing activities:
Short-term financing	4,456	—
Change in cash overdraft	(514)	(1,680)
Payments of capital lease obligations	(119)	(123)
Employee stock purchase plan	108	—
Repayments on credit facility	(8,860)	(4,750)
Borrowings on credit facility	3,000	1,000
Proceeds from issuance of common stock	—	174
Dividends paid	(1,512)	(1,567)
Net cash used in financing activities	(3,441)	(6,946)

Net increase (decrease) in cash and cash equivalents	(336)	1,001

Cash and cash equivalents at beginning of period	601	257

Cash and cash equivalents at end of period	$265	$1,258

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,641	$1,055
Net cash paid for income taxes	$40	$310
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$132	$317

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

MARCH 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair statement of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of Hickory Tech Corporation’s (HickoryTech or the Company) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following four business segments: (i) Telecom Sector, (ii) Information Solutions Sector (iii) Enterprise Solutions Sector and (iv) Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of services include all costs related to delivery of HickoryTech’s communications services and products. These costs include all costs of performing services and providing related products. It does not include costs associated with selling, general and administrative, depreciation and amortization of property, plant and equipment and intangible assets, and cost of sales for the Enterprise Solutions and Enventis Sectors.

On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis) from ALLETE, Inc. The purchase price was comprised of $35,500,000 in cash, subject to normal working capital adjustments. Enventis is a transport and enterprise Internet Protocol telephony sales business which specializes in providing telecommunications and network solutions. In addition to its statewide SONET-based network, Enventis provides innovative Internet Protocol services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government and small business clients. Enventis has offices located in Duluth, Plymouth, and Rochester, Minnesota and Sioux Falls, South Dakota.

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

	Three Months Ended
	March 31,
	2006	2005
Weighted average shares outstanding	13,133,817	13,059,024
Stock options (dilutive only)	650	17,691
Stock subscribed (ESPP)	13,119	14,190
Total dilutive shares outstanding	13,147,586	13,090,905

Options to purchase 538,850 and 476,000 shares for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2006 and 2005.

Shares outstanding on record date	2006	2005
First quarter (Feb. 15)	13,133,928	13,057,106

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $.12 per share for the first quarter of 2006 and 2005.

During the first three months of 2006 and 2005, shareholders have elected to reinvest $64,000 and $66,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended March 31, 2006 and 2005 was $1,564,000 and $2,731,000, respectively.

NOTE 4. ACQUISITIONS

Acquisition of Enventis

On December 30, 2005 HickoryTech purchased Enventis from ALLETE, Inc. Enventis was formerly a wholly owned subsidiary of ALLETE, Inc. Enventis is a network transport and an enterprise Internet Protocol telephony sales business. The acquisition of Enventis was made to expand the geographical region which HickoryTech could serve with its business broadband service capabilities. Both Enventis and HickoryTech have similar bundled service business plans.

The purchase price was cash of $35,500,000 in exchange for the common stock of Enventis, with further purchase price adjustments and transaction costs making the estimated total purchase consideration $38,602,000 as of December 31, 2005. Enventis had no debt at the time of acquisition. The purchase agreement outlined certain purchase price adjustments which were estimated as of December 31, 2005 and resulted in cash payments between ALLETE and HickoryTech in the first quarter of 2006. These adjustments were for working capital, capital expenditures and employee benefits. These adjustments changed the estimated purchase price by $125,000, which reduced the amounts originally estimated for total purchase consideration and goodwill.

The financing for the adjusted $38.6 million total purchase consideration for Enventis, plus an additional $8.5 million for Enventis working capital as of December 31, 2005, was entirely from HickoryTech’s credit agreement, as established on December 30, 2005. The credit facility is comprised of a $30 million revolving credit component which expires on December 30, 2011 and a $130 million term loan component, which has partial maturities during its term, with final maturity on June 30, 2013. In the first quarter of 2006, an additional $10 million credit facility with a vendor finance organization was established for short-term inventory floor-plan financing of accounts payable for Enventis.

The Enventis acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation resulted in goodwill of $2,023,000, which has been adjusted to $1,898,000 as of March 31, 2006. ALLETE and HickoryTech have agreed to treat the transaction under Section 338 of the Internal Revenue Code. Accordingly, the tax basis of the acquired assets and assumed liabilities will be the same for financial reporting.

The purchase price allocation is still considered preliminary. Specific reasons causing the purchase price to still be preliminary are: 1) finalization of the third party valuation, 2) the liquidation of acquired accounts receivable, and 3) resolution of one litigation matter. On the litigation matter, HickoryTech has received an indemnification from ALLETE which management believes to be more than adequate to cover any loss. The first item is expected to be resolved by June 2006. The second item is expected to be resolved by July 2006 and the last item by December 2006.

NOTE 5. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market. Cost is determined on a first-in first-out (FIFO) basis. Reserves offset the cost of inventory to arrive at the net realizable value of the inventory.

NOTE 6. INTANGIBLE ASSETS

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that an impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142 “Goodwill and Other Intangible Assets”). The Company determines the fair value of its reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

The carrying value of HickoryTech’s goodwill decreased from $27,109,000 as of December 31, 2005 to $26,984,000 as of March 31, 2006 due to the working capital adjustment as described in Note 4.

The components of HickoryTech’s other intangible assets are as follows:

		March 31, 2006		December 31, 2005
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets
Customers	1 - 8 years	$4,229	$784	$4,229	$544
Other intangibles	1 - 5 years	730	156	730	103
Total		$4,959	$940	$4,959	$647

Amortization expense related to the definite-lived intangible assets for the three months ended March 31, 2006 and 2005 was $293,000 and $26,000, respectively. Total estimated amortization expense for the remaining nine months of 2006 and the five years subsequent to 2006 is as follows: 2006 (April 1 through December 31) - $879,000; 2007 - $1,157,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000 and 2011 - $0.

NOTE 7. QUARTERLY SECTOR FINANCIAL SUMMARY

		Information	Enterprise		Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Enventis	Eliminations	Consolidated
Three Months Ended March 31, 2006
Operating revenue from unaffiliated customers	$17,968	$688	$2,737	$14,084	$—	$35,477
Intersegment revenues	51	1,089	—	—	(1,140)	—
Total	18,019	1,777	2,737	14,084	(1,140)	35,477

Depreciation and amortization	3,204	371	29	739	24	4,367
Operating income (loss)	4,664	(401)	(279)	564	(610)	3,938
Interest expense	(133)	11	—	—	1,771	1,649
Income taxes (benefit)	1,920	(165)	(112)	229	(941)	931
Net income (loss)	2,880	(247)	(168)	336	(1,412)	1,389

Identifiable assets	148,474	6,335	6,186	50,640	9,844	221,479
Property, plant and equip., net	113,368	5,644	201	29,810	203	149,226
Capital expenditures	2,962	265	5	507	93	3,832

		Information	Enterprise		Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Enventis (1)	Eliminations	Consolidated
Three Months Ended March 31, 2005
Operating revenue from unaffiliated customers	$19,345	$488	$3,275	$—	$—	$23,108
Intersegment revenues	51	1,096	—	—	(1,147)	—
Total	19,396	1,584	3,275	—	(1,147)	23,108

Depreciation and amortization	3,536	656	32	—	14	4,238
Operating income (loss)	5,764	(752)	(198)	—	(292)	4,522
Interest expense	1	13	—	—	963	977
Income taxes (benefit)	2,333	(310)	(80)	—	(506)	1,437
Net income (loss)	3,432	(455)	(118)	—	(743)	2,116

Identifiable assets	143,818	4,742	7,159	—	8,720	164,439
Property, plant and equip., net	107,960	4,113	282	—	101	112,456
Capital expenditures	1,372	84	—	—	—	1,456

(1) No information provided due to the fact that Enventis was purchased on December 30, 2005.

NOTE 8. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9. STOCK COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS
123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three-months ended March 31, 2006 was $45,000 pre-tax and $27,000 after tax. The majority of this expense relates to the expensing of stock options and a small amount relates to the Employee Stock Purchase Plan. In addition, stock based compensation included $102,000 of equity based stock awards. The adoption of FAS 123(R) had minimal impact on cash flow from financing and operations, and basic and diluted earnings per share.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first three months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Because share-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred in the Company’s pro forma information required under SFAS 123 for the periods prior to 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The Company uses a seven-year period to calculate the historical volatility of its stock price for use in the valuation model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding. The forfeiture rate is based upon a statistical computation of remaining lives and exercise price in relationship to current stock price. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms.

There have been no changes in the quantity or type of instruments used in stock-based compensation programs. There have been no changes in the terms of stock-based compensation arrangements. There have been no cumulative adjustments recorded in the financial statements due to the adoption of SFAS 123(R).

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete description of its stock-based compensation plans.

Options were last granted under Company programs in February of 2005. Stock plans provide for the issuance of stock options, but no current compensation programs have options as a component.

As of March 31, 2006, there was $188,000 of total unrecognized compensation costs related to nonvested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of 2 years.

A summary of stock option activity of the Stock Award Plan is as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at January 1, 2006	578,850	$12.63
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2006	578,850	$12.63	$1,679,742
Exercisable at March 31, 2006	504,651	$12.85	$73,301

The following table provides certain information with respect to stock options outstanding at March 31, 2006:

		Weighted	Weighted
	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life
$8.00 - $12.00	272,800	$10.31	7.19 years
$12.00 - $16.00	245,550	13.83	4.85 years
$16.00 - $21.00	60,500	18.17	5.01 years
	578,850	$12.63	5.97 years

The following table provides certain information with respect to stock options exercisable at March 31, 2006:

		Weighted
	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Exercisable	Price	Contractual Life
$8.00 - $12.00	198,511	$10.01	6.72 years
$12.00 - $16.00	245,550	13.83	4.85 years
$16.00 - $21.00	60,500	18.17	5.01 years
	504,561	$12.85	5.60 years

The following table provides the range of assumptions used for valuing stock options:

	Three Months Ended March 31,
	2006	2005
Expected volatility	39.36%	37.03%
Expected dividends	1.42%	1.12%
Expected term (in years)	7	7
Risk-free interest rate	4.60%	4.07%

If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123 for the three months ended March 31, 2005, the following operating results would have resulted using the Black-Scholes option-pricing model to determine the fair value of the options:

For Three Months Ended
March 31, 2005 (1)
Net income:
As reported	$2,116
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)
Pro forma net income	$2,065

Earnings per share:
As reported
Basic	$0.16
Diluted	$0.16

Pro forma
Basic	$0.16
Diluted	$0.16

(1)   2005 Net income and net income per share do not include share-based compensation expense in accordance with SFAS 123.

As of March 31, 2006, the following number of shares are available for each stock-based compensation plan:

Plan	Shares Available
Employee Stock Purchase Plan	566,190
Retainer Stock Plans for Directors	245,024
Non-Employee Directors’ Incentive Plan	191,000
Stock Award Plan	935,500

Shares issued under other stock-based compensation plans is as follows:

For Three Months Ended
March 31, 2006
Retainer Stock Plans for Directors	1,997 shares
market price/fair value at time of grant	$8.12/share

Non-Employee Director’s Incentive Plan	9,000 shares
market price/fair value at time of grant	$8.76/share

Stock Award Plan	779 shares
market price/fair value at time of grant	$8.31/share

NOTE 10. FINANCIAL DERIVATIVE INSTRUMENTS

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

(Dollars in Thousands)	Interest Rate
Swap Agreement

Accumulated other comprehensive income balance at December 31, 2005	$2,064
Market value increase on interest rate swap agreement for the three months ended March 31, 2006	175
Accumulated other comprehensive income balance at March 31, 2006	$2,239

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of twenty-seven months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at March 31, 2006 and December 31, 2005 is a net asset of $3,719,000 and $3,429,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 11. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities during the first quarter of 2006 and 2005.

	Three Months Ended
	March 31,
(Dollars in Thousands)	2006	2005
Components of net periodic benefit cost
Service cost	$81	$92
Interest cost	107	115
Expected return on plan assets	—	—
Amortization of transition obligation	15	15
Amortization of prior service cost	(3)	(3)
Recognized net actuarial loss	31	44
Net periodic benefit cost	$231	$263

	March 31, 2006
Employer’s contributions for current premiums
Contributions made for the three months ended March 31, 2006	$50
Expected contributions for remainder of 2006	150
Total estimated employer contributions for fiscal year 2006	$200

NOTE 12. SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility at March 31, 2006 totaled $4,500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Statements in this Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech Corporation (HickoryTech or the Company) operates and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to HickoryTech or management. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Item 1A, “Risk Factors,” of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

HickoryTech operates in four business segments: the Telecom, Information Solutions, Enterprise Solutions and Enventis Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in incumbent LEC (local exchange carrier) territories owned by others. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it operates as a telecommunications, data and Internet Protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis). Enventis is a Minnesota-based regional provider of integrated fiber network, Internet Protocol telephony, and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest.

The eight current subsidiaries of HickoryTech and the business segments in which they operate are:

TELECOM SECTOR

Mankato Citizens Telephone Company (MCTC)

Mid-Communications, Inc. (Mid-Comm)

Heartland Telecommunications Company of Iowa, Inc. (Heartland)

Cable Network, Inc. (CNI)

Crystal Communications, Inc. (Crystal)

INFORMATION SOLUTIONS SECTOR

National Independent Billing, Inc. (NIBI)

ENTERPRISE SOLUTIONS SECTOR

Collins Communications Systems Co. (Collins)

ENVENTIS SECTOR

Enventis Telecom, Inc. (Enventis)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements for the Telecom Sector involve financing the construction of networks involving switches and cable, maintaining a high amount of fixed assets, payroll costs of highly skilled labor, inventory to service its capital projects and maintenance of the network and telephone equipment customers, and the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business. Working capital requirements for the Information Solutions Sector involve capital for software development, operating losses, payroll costs of highly skilled labor and the carrying value of trade accounts receivable. Working capital requirements for the Enterprise Solutions Sector involve capital for payroll costs, inventory to service its customers, the carrying value of trade accounts receivable, work-in-process and operating losses. Working capital requirements for the Enventis Sector involve capital for payroll costs, the carrying value of accounts receivable and work-in-process.

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

INDUSTRY SEGMENTS

HickoryTech reports the business operations of Telephone and Communications Services as a single segment referred to as the Telecom Sector. The other three business segments are the Information Solutions, Enterprise Solutions and Enventis Sectors.

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

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. Crystal also provides digital TV service in five Minnesota communities in addition to its telephone services listed above. They include St. Peter, initiated in 2001, Waseca in July 2004, New Richland, Ellendale and St. Clair in 2005, all communities where HickoryTech provides telephone service either as an ILEC or CLEC.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its Telecom Sector, in addition to its Enventis Sector. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities in the Telecom Sector. None of the companies in the Telecom Sector experienced major changes in operations during the first quarter of 2006 or 2005.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers, and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s ILEC subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (MPUC). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board (IUB). These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. CNI’s operations are not subject to regulation by the state regulatory authority. Neither the MPUC nor the IUB regulate the rate of return or profits of each of HickoryTech’s ILEC operations due to the size of these companies relative to state regulation. In Minnesota, regulators monitor MCTC and Mid-Comm’s price and service levels. MCTC’s and Mid-Comm’s local service rates are below those of most Minnesota incumbent LECs. HickoryTech and its subsidiaries will change rates determined by various factors, including economic and competitive circumstances.

As local exchange telephone companies, MCTC, Mid-Comm and Heartland provide end office switching and dedicated circuits to long distance interexchange carriers. These relationships allow HickoryTech’s telephone subscribers to place long distance telephone calls across to the telephone network. HickoryTech provides interexchange access to its network for interexchange carriers to conduct long distance business with individual customers who select a long distance carrier and for termination of calls to all customers. This interexchange access business is separate and distinct from HickoryTech’s own long distance retail business, which is operated in its Crystal subsidiary. The long distance interexchange carriers are significant customers of HickoryTech, but no carrier represents more than ten percent of HickoryTech’s consolidated revenues.

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

Competition exists in several of HickoryTech’s ILEC service areas. A municipality has overbuilt Heartland’s network in one community in Iowa and now serves over half of that market. Additionally, a cable TV provider is poised to offer voice services in another Heartland community and two Mid-Comm communities.

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

HickoryTech companies are sometimes engaged in negotiations or renegotiations of arrangements for network interconnections with other carriers and contracts with various wireless service providers. In 2005 and the first quarter of 2006, negotiations regarding interconnection of networks were concluded with a potential competitor for all markets served by HickoryTech in Minnesota and one market in Iowa. HickoryTech is presently involved in interconnection negotiations with service providers that may compete with HickoryTech companies in several additional communities in Iowa. Although competition from all these various sources may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential impact related to these events or negotiations.

Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers and is providing digital TV in one community served by Mid-Comm.

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

The MPUC has been considering intrastate access reform and universal service for several years. In June 2004, the MPUC issued an order to refer the carrier common line (CCL) component of the access reform issue to a contested case hearing. In September 2004, the MPUC also referred the local switching and transport (LST) component of the access reform issue for a separate contested case hearing. The process on both of these dockets was suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

The Federal Court of Appeals, 8th Circuit, has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of Voice over Internet Protocol (VoIP) based services in Minnesota. The issue of regulation of VoIP is also under consideration at the Federal Communications Commission (FCC). Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. In October 2005, the FCC also released new regulations intended to spur the development of broadband services. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – HickoryTech’s Iowa ILEC subsidiary is unregulated in the state of Iowa.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the National Exchange Carrier Association (NECA) traffic sensitive pool and set access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line (EUCL) funds collected, are pooled and some of HickoryTech’s revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

CLEC – HickoryTech’s CLEC businesses provide services in Minnesota, Iowa and Wisconsin with less regulatory oversight than the HickoryTech ILEC companies. HickoryTech’s Crystal subsidiary provides local exchange services in Minnesota and Iowa and its Enventis subsidiary provides private line services in Minnesota and Wisconsin. Both Crystal and Enventis also offer long distance services. In-state services in Minnesota are regulated by the MPUC with respect to uniform pricing statewide. In-state long distance service in Iowa is unregulated. Long distance services are also deregulated at the federal level (for interstate services), but are subject to annual certification of geographical rate averaging and rate integration. Dial-up and broadband Internet access are unregulated at both the state and federal levels.

In addition to the deregulation granted by new Iowa law, the IUB has opened another docket investigating effective competition for several additional communities and may authorize additional deregulation for those communities. This docket includes one community served by Crystal.

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

There is currently a multi-state LEC industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. A formal complaint process with the MPUC has been placed in a “continuance” while the industry conducts a trial of proposed resolution. The Iowa industry is also engaged in negotiations to resolve the dispute. HickoryTech has already recognized the potential impact of the dispute, so future resolution should not have a material impact.

Local Number Portability (LNP) – In 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). Most of the Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting, however, Heartland Telecommunications Company of Iowa implemented LNP on January 25, 2005. The effects of intermodal porting on the Company’s wireline operations have been minimal as of March 31, 2006. The Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers and wireless companies. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution is comparable in the majority of functional elements to similar products/companies providing end-user billing services for small to medium-sized independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution are, based on Request For Proposal (RFP) responses, more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. HickoryTech Information Solutions counts 18 to 20 companies as its primary competitors in marketing to small to medium-sized independent wireline and wireless service providers in North America. The product does not utilize uniquely patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

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

Revenues, in the Enterprise Solutions Sector, are primarily earned by the sales, installation and service of business telephone and Internet Protocol data systems. HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No single customer in the Enterprise Solutions Sector accounts for ten percent or more of HickoryTech’s consolidated revenues.

Enterprise Solutions does business in a competitive market where a large number of companies compete for the sale, installation and servicing of telecommunications equipment and VoIP communications products. Competition is based primarily on price and service. No single company is dominant in this market.

ENVENTIS  SECTOR

On December 30, 2005, HickoryTech acquired Enventis Telecom, Inc. Through Enventis, HickoryTech provides integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (health care, government, education, etc.). Other local fiber rings connect the Enventis network to the local telephone company’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers through facilities that are primarily leased from third parties. Enventis also has strong business relationships with Cisco Systems, Inc. and is recognized by Cisco Systems as a Gold Partner. Enventis is a regional leader in deploying leading edge technologies such as Internet Protocol call centers. Enventis has offices located in Plymouth, Duluth and Rochester, Minnesota and Sioux Falls, South Dakota. Enventis provides converged Internet Protocol services that allow all communications (voice, video and data) to use the same fiber optic-based delivery technology. Enventis’ product portfolio includes Encompass Unified Communications, which serves small to medium-sized businesses. Encompass is a hosted or managed Internet Protocol communications service including local and long distance voice; business Internet Protocol telephony via hosted Internet Protocol private branch exchange; unified messaging (a single inbox for voicemail, e-mail, and fax), and dedicated Internet access. Encompass leverages VoIP or Internet Protocol telephony over a private connection, minimizing upfront capital investment and IT management overhead. VoIP enables advanced functionality, voice interoperability with PCs, and scalability. Enventis has been granted authority to operate from the Public Utility Commissions in Minnesota and Wisconsin. Enventis provides private line services that are subject to minimal regulation, but Enventis does not provide regulated local telephone (voice) services. Services provided by Enventis compete directly with those from incumbent LECs and other providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS:

The following is a summarized discussion of consolidated results of operations. A more detailed discussion of operating results by segment follows this discussion. The operating results of the Enventis Sector do not include a comparison to prior periods due to the acquisition date of December 30, 2005.

OPERATING REVENUES:

Consolidated operating revenues were $35,477,000 which is $12,369,000 or 53.5% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Without the new Enventis Sector revenues, total consolidated operating revenues would have decreased 7.4% in the first quarter of 2006 compared to the first quarter of 2005. This decrease was primarily due to decreases in network access revenues in the Telecom Sector and decreases in installation revenue in the Enterprise Solutions Sector, offset by increases in service revenues in the Enterprise Solutions Sector and increased revenue from unaffiliated customers in the Information Solutions Sector. The Enventis Sector contributed $14,084,000 of revenue to total HickoryTech consolidated operating revenues in the first quarter of 2006.

COST OF SALES, ENTERPRISE SOLUTIONS AND ENVENTIS:

Cost of sales, which is related to the Enterprise Solutions and Enventis Sectors, was $11,027,000, which is $8,759,000 or 386.2% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Without the new Enventis Sector costs of sales, cost of sales from the Enterprise Solutions Sector would have decreased 22.5% in the first quarter of 2006 compared to the first quarter of 2005. This decrease is largely the result of the decrease in installation work in the Enterprise Solutions Sector. Cost of sales in the Enventis Sector was $9,269,000 in the first quarter of 2006.

COST OF SERVICES (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) increased $907,000 or 11.3% in the first quarter of 2006 compared to the first quarter of 2005. Without the new Enventis cost of services, total cost of services would have increased .9% in the first quarter of 2006 compared to the first quarter of 2005. This increase was primarily due to increases in the inventory valuation reserve and sales staff salaries in the Enterprise Solutions Sector and increased transport costs and increased costs associated with the increase in CPE sales in the Telecom Sector, offset by lower bad debt expense in the Telecom Sector. Cost of services (excluding depreciation and amortization) in the Enventis Sector was $837,000 in the first quarter of 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) increased $3,158,000 or 78.4% in the first quarter of 2006 compared to the first quarter of 2005. Without the new Enventis Sector, total selling, general and administrative expenses would have increased 12.0% in the first quarter of 2006 compared to the first quarter of 2005. This increase was primarily due to the increased wages and benefits and increased consulting fees associated with the PeopleSoft Enterprise Resource Planning System software in the Information Solutions Sector and increased corporate expenses. Selling, general and administrative expenses (excluding depreciation and amortization) in the Enventis Sector were $2,675,000 in the first quarter of 2006. Enventis selling, general and administrative expenses of $550,000 were due to acquisition integration costs which are unique to the first year after the acquisition.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $4,074,000, which is $73,000 or 1.8% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in depreciation for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to depreciation associated with the acquisition of the Enventis assets, offset by central office equipment becoming fully depreciated in the third quarter of 2005 in the Telecom Sector. Amortization expense was $293,000, which is $56,000 or 23.6% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in amortization for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to amortization associated with the acquisition of Enventis intangible assets, offset by internally developed billing software in the Information Solutions Sector becoming fully amortized in the second quarter of 2005.

OPERATING INCOME:

Operating income was $3,938,000, which is $584,000 or 12.9% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in income from continuing operations was due to the $8,759,000 increase in cost of sales, the $3,158,000 increase in selling, general and administrative expenses, (excluding depreciation and amortization) the $907,000 increase in cost of services (excluding depreciation and amortization) the $73,000 increase in depreciation and the $56,000 increase in amortization, all of which were described above. These expense increases were partially offset by the $12,369,000 increase in operating revenues, which is also described above. The Enventis Sector contributed $564,000 of operating income in the first quarter of 2006.

INTEREST EXPENSE:

Interest expense increased $672,000 or 68.8% to $1,649,000 in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in interest expense for the period was primarily due to an increase in total debt outstanding and to an increase in the average effective interest rate on outstanding debt. The proceeds from the increase in total debt outstanding were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis. The outstanding balance of the revolving credit facility was $136,175,000 at March 31, 2006 and $98,750,000 at March 31, 2005.

INCOME TAXES:

The effective income tax rate of approximately 40.1% for the first quarter of 2006 and 40.4% for the first quarter of 2005 exceeds the federal statutory rate primarily due to state income taxes.

NET INCOME:

Consolidated income from continuing operations was $1,389,000, which is $727,000 or 34.4% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in income from continuing operations was primarily due to the $8,759,000 increase in cost of sales, the $3,158,000 increase in selling, general and administrative expenses (excluding depreciation and amortization) the $907,000 increase in cost of services (excluding depreciation and amortization) the $672,000 increase in interest expense, the $73,000 increase in depreciation and the $56,000 increase in amortization, all of which were described above. These expense increases were partially offset by the $12,369,000 increase in operating revenues, which was also described above. The Enventis Sector contributed $336,000 of net income in the first quarter of 2006.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended
	March 31,
(Dollars in Thousands)	2006	2005

Revenues before intersegment eliminations
ILEC
Local service	$3,708	$3,736
Network access	6,857	8,494
Data	645	570
Intersegment	51	51
Other	1,512	1,666
Total ILEC	12,773	14,517

CLEC
Local service	887	889
Network access	484	518
Data	746	618
Other	543	433
Total CLEC	2,660	2,458

Long distance	1,148	1,142

Internet	1,153	1,071

Digital TV	285	208

Total Telecom revenues	$18,019	$19,396

Total Telecom revenues before intersegment eliminations
Unaffiliated customers	$17,968	$19,345
Intersegment	51	51
	18,019	19,396

Cost of services (excluding depreciation and amortization)	7,461	7,412
Selling, general, and administrative expenses
(excluding depreciation and amortization)	2,690	2,684
Depreciation and amortization	3,204	3,536
Operating income	$4,664	$5,764
Net income	$2,880	$3,432

TELECOM SECTOR (continued)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2006	2005

Capital expenditures	$2,962	$1,372

ILEC access lines	55,100	59,612

CLEC access lines
Overbuild	11,414	10,466
Unbundled network element (UNE)	1,577	1,760
Total service resale (TSR)	1,465	1,797
Total	14,456	14,023

Long distance customers	40,372	44,423

Internet customers	18,959	17,718

Total Telecom customers	128,887	135,776

DSL customers	13,820	11,337

Digital TV customers	2,967	2,048

Telecom Sector operating revenues before intersegment eliminations were $18,019,000, which is $1,377,000 or 7.1% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to decreased network access, offset by increased revenue from data, Internet and digital TV.

ILEC network access revenue was $6,857,000, which is $1,637,000 or 19.3% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in network access revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to interstate rate decreases on July 1, 2005, lower overall minutes of use and new treatment of traffic with Qwest Communications effective January 1, 2006. A combination of changing minutes of use (MOU), carriers rerouting traffic, and lower demand for dedicated lines may negatively impact future access revenues. In addition, future access reform may provide further negative influences. The MPUC has been considering intrastate access reform and universal service for several years (see “Regulated Industry”).

ILEC data revenue was $75,000 or 13.2% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase is the result of 2,483 more Digital Subscriber Line (DSL) customers at March 31, 2006 than at March 31, 2005.

ILEC other revenue was $154,000 or 9.2% lower in the first quarter of 2006 compared to the first quarter of 2005. 2006 was lower primarily due to a contract termination of $99,000, lower add, move and change revenue of $32,000 and lower billing and collection revenue of $31,000.

CLEC network access revenue was $34,000 or 6.6% lower in the first quarter of 2006 compared to the first quarter of 2005. This decrease was primarily due to a mandated rate decrease in June, 2005 for interstate traffic. A combination of access reform and changing MOUs, could negatively impact future access revenues.

CLEC data revenue was $128,000 or 20.7% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to increased residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet services to large business customers in 2005. Ethernet service revenues will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

CLEC other revenue was $110,000 or 25.4% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to an increase of $67,000 in the sales of customer premise equipment (CPE) and an increase of $26,000 in late fees.

In January 2006, HickoryTech was informed that its bid to renew its multi-year contract with Project SOCRATES (South Central Regional Area Telecommunications System) was not accepted. HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech will continue to serve the SOCRATES network through June 30, 2006. The impact of this non-renewal has not affected the accompanying financial statements yet. The Company expects CLEC’s other revenues will decrease by approximately $700,000 associated with the loss of revenues from this contract in 2006, which will be evenly distributed over the last two quarters of the year.

Long distance revenue was $6,000 or 0.5% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The long distance customer base decreased 4,051 or 9.1% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In June, 2005 a large Minnesota college campus ended its contract for long distance services, which resulted in a loss of approximately 2,800 long distance customers. Despite the loss of customers, long distance revenue increased primarily due to higher long distance usage customer growth offsetting the loss of the lower long distance usage customers mentioned above.

Internet revenue was $82,000 or 7.7% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in revenue was primarily due to an increase in Internet customers of 1,241 or 7.0% between March 31, 2006 and March 31, 2005.

Digital TV was $77,000 or 37.0% higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily the result of the offering of digital TV in three additional communities in the latter half of 2005.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $49,000 or 0.7% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase is primarily due to increased transport costs and increased costs associated with the increase in CPE sales mentioned above, offset by lower bad debt expense.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $6,000 or 0.2% higher in the first quarter of 2006 compared to the first quarter of 2005.

Depreciation and Amortization:

Depreciation and amortization were $3,204,000, which is $332,000 or 9.4% lower in the three months ended March 31, 2006 compared to the same period in 2005. The decrease in depreciation expense was primarily due to central office switching equipment becoming fully depreciated in the third quarter of 2005.

Operating and Net Income:

Operating income was $4,664,000, which is $1,100,000 or 19.1% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Net income was $2,880,000, which is $552,000 or 16.1% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These decreases were driven by the $1,377,000 decrease in revenue, $49,000 increase in cost of services (excluding depreciation and amortization) and $6,000 increase in selling, general and administrative expenses (excluding depreciation and amortization) all of which were mentioned above, offset by the $332,000 decrease in depreciation and amortization, also mentioned above.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	Three Months Ended
	March 31,
(Dollars in Thousands)	2006	2005
Revenues before eliminations
Unaffiliated customers	$688	$488
Intersegment	1,089	1,096
	1,777	1,584
Cost of services (excluding depr. and amort.)	1,336	1,381
Selling, general and administrative expenses
(excluding depreciation and amortization)	471	299
Depreciation and amortization	371	656

Operating loss	$(401)	$(752)
Net loss	$(247)	$(455)

Capital expenditures	$265	$84

Revenues:

Operating revenues from unaffiliated customers increased $200,000 or 41.0% in the first quarter of 2006 compared to the first quarter of 2005. The increase was the result of the addition of several customers and an increase in volume for many existing customers, but was partially offset by the loss of several customers.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) decreased $45,000 or 3.3% in the first quarter of 2006 compared to the first quarter of 2005. The decrease is primarily due to an increased allocation of costs to the Telecom Sector associated with the maintenance of telephone plant software.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $172,000 or 57.5% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase was largely due to increased wages and benefits, increased consulting fees associated with the PeopleSoft Enterprise Resource Planning System software conversion, and less billed out through inter-company charges.

Depreciation and Amortization:

Depreciation and amortization decreased $285,000 or 43.4% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease was primarily due to billing software, which became fully amortized in the second quarter of 2005.

Operating and Net Loss:

Operating loss decreased $351,000 or 46.7% in the first quarter of 2006 compared to the first quarter of 2005. Net loss decreased $208,000 or 45.7% in the first quarter of 2006 compared to the first quarter of 2005. The decrease in operating loss and net loss in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to the increase in revenues from unaffiliated customers, the decrease in depreciation and amortization and the decrease in cost of services (excluding depreciation and amortization), but was partially offset by the increase in selling, general and administrative expenses (excluding depreciation and amortization).

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	Three Months Ended
	March 31,
(Dollars in Thousands)	2006	2005
Revenues before eliminations
Installation	$538	$1,387
Service	2,199	1,888
	2,737	3,275
Cost of sales	1,758	2,268
Cost of services (excluding depr. and amort.)	434	375
Selling, general and administrative expenses
(excluding depreciation and amortization)	795	798
Depreciation and amortization	29	32
	3,016	3,473

Operating loss	$(279)	$(198)
Net loss	$(168)	$(118)

Capital expenditures	$5	$—

Revenues:

Enterprise Solutions Sector operating revenues decreased $538,000 or 16.4% in the first quarter of 2006 compared to the first quarter of 2005. Installation revenue decreased $849,000 or 61.2% in the first quarter of 2006 compared to the first quarter of 2005. The decrease in installation revenue in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to decreased sales and installations in the data product lines of $665,000, small business systems (SBS) of $114,000 and private branch exchange (PBX) of $70,000. Service revenue was $311,000 or 16.5% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase in service revenue was primarily due to an increase in activity in the Move/Add/Change Contract product line.

Cost of Sales:

Cost of sales decreased $511,000 or 22.5% in the first quarter of 2006 compared to the first quarter of 2005. The decrease in cost of sales in the first quarter of 2006 compared to the first quarter of 2005 is largely the result of the decrease in installation work.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) increased $60,000 or 16.0% in the first quarter of 2006 compared to the first quarter of 2005. The increase is mainly the result of a $92,000 increase in the inventory valuation reserve in the first quarter of 2006 and an increase in sales staff salaries. Due to the surplus of supplier inventory in the market and the resultant decline in prices in this line of business over recent quarters, the Company recognizes that the value of its inventory is declining. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

Operating and Net Loss:

Operating loss increased $81,000 in the first quarter of 2006 compared to the first quarter of 2005. Net loss increased $50,000 in the first quarter of 2006 compared to the first quarter of 2005. The increase in the first quarter of 2006 loss compared to the first quarter of 2005 loss resulted primarily from the decrease in operating revenues and increase in cost of services (excluding depreciation and amortization), but was partially offset by the decrease in cost of sales.

ENVENTIS – The following table provides a breakdown of the Enventis operating results, no comparison of results to a prior period is given due to the fact that HickoryTech just acquired Enventis on December 30, 2005.

ENVENTIS

Three Months Ended
(Dollars in Thousands)	March 31, 2006
Revenues before eliminations
Enterprise Network Systems	$10,031
Enterprise Transport Systems*	4,053
14,084
Cost of sales	9,269
Cost of services (excluding depr. and amort.)	837
Selling, general and administrative expenses,
(excluding depreciation and amortization)	2,675
Depreciation and amortization	739
13,520

Operating income	$564
Net income	$336

Capital expenditures	$507

*includes Encompass

As discussed earlier, on December 30, 2005 HickoryTech completed its acquisition of Enventis Telecom, a Minnesota-based regional provider of integrated fiber network, Internet Protocol telephony and data services. The purchase price was comprised of $35,500,000 in cash, in exchange for the common stock of Enventis, with further purchase price adjustments and transaction costs making the estimated total purchase consideration $38,602,000. In addition, the acquisition agreement included normal working capital adjustments, which have occurred in the first quarter of 2006 (further details regarding these adjustments can be found in “Note 4: Acquisitions,” in the Notes to Consolidated Financial Statements appearing in Item 1 of this report). To finance the acquisition, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks on December 30, 2005, which amended HickoryTech’s previous credit facility. In addition to the acquisition of Enventis, the proceeds were used to carryover the outstanding obligations under the previous credit facility and pay fees and expenses associated with the new credit facility (further details regarding this debt can be found in “Long-Term Obligations” in Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in Item 2 of this report. Enventis’s 2005 year-end revenues totaled $50 million and its assets include approximately 75 employees and offices in Plymouth, Duluth, and Rochester, MN, and Sioux Falls, SD.

Enventis’s Network Integration Services segment, ENS, provides hardware and professional services for the planning, design, implementation, operational support and optimization of Cisco Networking and Internet Protocol telephony systems.

Enventis’s Transport Services segment, ETS, provides an extensive SONET-based fiber network throughout Minnesota and Western Wisconsin. Customers include enterprises and carriers. ETS’s network includes 1,500 fiber route miles, 4 regional fiber rings, 9 metro fiber rings, and 32 fiber community access rings. Service offerings include:

•      Transport Services – high bandwidth transport over a SONET network; interconnects with local, regional, national, and global carriers.

•      Local Fiber Access – constructing fiber access to customer premises.

•      Private Line.

•      Internet Services – high bandwidth links to Tier 1 providers over SONET network.

•      Hosting and Collection – data centers with environmental controls, backup services and facility security.

•      Multi-service transport for voice, video and data.

•      Ethernet Transport – 10/100/Gigabit Ethernet, local, regional and metro service.

Encompass Unified CommunicationsTM is a key component of the Enventis product portfolio serving the small to medium-sized businesses. Encompass is a hosted or managed Internet Protocol communications service including local and long distance voice; business Internet Protocol telephony via hosted Internet Protocol PBX; unified messaging (a single inbox for voicemail, e-mail, and fax), and dedicated Internet access. Encompass leverages VoIP or Internet Protocol telephony technology over a private connection, minimizing upfront capital investment and information technology management overhead. VoIP enables advanced functionality, voice interoperability with personal computers, and scalability.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $6,786,000 in the first three months of 2006 compared to $7,292,000 in the first three months of 2005. Cash flows from operations in the first three months of 2006 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as for a decrease in prepaid assets related to the Enventis acquisition. Cash flows from operations in the first three months of 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in receivables offset by a decrease in accounts payable and accrued expenses. Cash flows used by investing activities were $3,681,000 in the first three months of 2006 compared to cash flows provided of $655,000 for the same period in 2005. Capital expenditures were $3,832,000 during the first three months of 2006 as compared to $1,456,000 for the same period in 2005. First quarter 2006 capital expenditures were incurred primarily to provide additional network facilities in the Telecom Sector and the additional expenditures for the Enventis Sector. Management expects capital expenditures in the remainder of 2006 to be approximately $16,000,000.

Cash flows used in financing activities were $3,441,000 for the first three months of 2006 compared to $6,946,000 for the first three months of 2005. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $8,860,000 during the first three months of 2006, and $4,750,000 during the first three months of 2005. HickoryTech borrowed $3,000,000 on its revolving credit facility during the first three months of 2006 and $1,000,000 during the first three months of 2005. Dividend payments for the first three months of 2006 were $1,512,000 compared to $1,567,000 for the same period in 2005.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $3,338,000 as of March 31, 2006, compared to working capital of $8,078,000 as of December 31, 2005. The ratio of current assets to current liabilities was 1.1 to 1.0 as of March 31, 2006 and 1.3 to 1.0 as of December 31, 2005.

SHORT-TERM FINANCING ARRANGEMENT – Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility at March 31, 2006 totaled $4,500,000.

LONG-TERM OBLIGATIONS – HickoryTech’s long-term obligations as of March 31, 2006 were $135,198,000, excluding current maturities of $1,300,000 on debt and $414,000 on current maturities of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks which amended its previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component. The term loan component is comprised of two components which are defined as term loan B and term loan C. Under the terms of the credit facility, HickoryTech is required to make quarterly payments on the outstanding principal of the term loans beginning March 31, 2006. The outstanding principal balance of term loan B is $110,000,000 as of March 31, 2006, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $20,000,000 as of March 31, 2006, and is held entirely by Rural Telephone Finance Cooperative. Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Corporation (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for an annual fee on any undrawn commitment of the revolving credit facility, payable quarterly. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capital expenditures. The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance, to manage the Company’s exposure to interest rate fluctuations.

HickoryTech is required to comply with specified financial ratios to comply with specified financial ratios and tests applicable to the Company and its current subsidiaries, including maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. HickoryTech’s obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to, accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing; and a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the three months ended March 31, 2006 and 2005, this sector recorded additions to property, plant and equipment of $132,000 and $317,000, respectively, related to these capital lease arrangements.

HickoryTech continually monitors the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. A higher level of interest expense is likely to occur in 2006 because of the higher level of debt outstanding to accommodate the purchase of Enventis.

CONSTRUCTION PLANS - Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition in its core market. These upgrades will give HickoryTech the capability to offer more diversified services to its core customer base. The total capital expenditure program in 2006 is estimated to be $20,000,000.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital and debt relative to its ability to generate operating cash flow is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005. HickoryTech adopted SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and has chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS No. 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated useful life of equity instruments, stock volatility, interest rates and vesting terms. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate protection agreements with remaining maturities of twenty-seven months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the swap agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2006, HickoryTech’s interest expense would have increased $107,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls. As disclosed in HickoryTech’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company is still working to implement an internal control structure at Enventis, a wholly owned subsidiary of the Company acquired on December 30, 2005. The Company expects to have fully implemented the internal control structure at Enventis in the third quarter of 2006.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company is still working to fully incorporate new enterprise resource planning (ERP) software into its procedures for internal control over financial reporting. As of January 1, 2006, the Company began using the following modules located within the ERP software: general ledger, purchasing, accounts payable, billing, accounts receivable, inventory, asset management, payroll, time and labor, and project costing. Two other modules, benefits administration and human resources, were implemented in 2005 and were being used as of January 1, 2006. The Company expects to have fully incorporated the internal control structure surrounding this software in the second quarter of 2006.

There have been no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no material pending legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 1A  Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” to our Form 10-K for the fiscal year ended December 31, 2005.

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

Exhibit 31(a) Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10(a) Short-term financing agreement between HickoryTech and GE Capital, incorporated by reference to 8-K filed April 7, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 10, 2006	HICKORY TECH CORPORATION

		By:	/s/ John E. Duffy
John E. Duffy, President and Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer