Form 10-Q
period 2006-06-30
HICKORY TECH CORP
filed 2006-08-04
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The total number of shares of the registrant’s common stock outstanding as of July 28, 2006: 13,156,490.

HICKORY TECH CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands Except Share and Per Share Amounts)	2006	2005	2006	2005
Operating revenues:
Telecom Sector	$18,378	$19,286	$36,346	$38,631
Information Solutions Sector	534	914	1,222	1,402
Enterprise Solutions Sector	2,545	5,068	5,282	8,343
Enventis Sector	15,178	—	29,262	—
Total operating revenues	36,635	25,268	72,112	48,376
Costs and expenses:
Cost of sales, Enterprise Solutions and Enventis	11,828	3,772	22,855	6,040
Cost of services (excluding depreciation and amortization)	9,373	8,289	18,334	16,342
Selling, general and administrative expenses (excluding depreciation and amortization)	6,818	4,087	14,001	8,114
Depreciation	4,236	4,043	8,310	8,044
Amortization of intangibles	293	204	586	441
Total costs and expenses	32,548	20,395	64,086	38,981
Operating income	4,087	4,873	8,026	9,395
Other income/(expense):
Interest and other income	37	32	67	40
Interest expense	(1,830)	(1,027)	(3,479)	(2,004)
Total other income/(expense)	(1,793)	(995)	(3,412)	(1,964)

Income before income taxes	2,294	3,878	4,614	7,431
Income tax provision	920	1,569	1,851	3,006
Income from continuing operations	1,374	2,309	2,763	4,425
Discontinued operations:
Income/(loss) from operations of discontinued component	—	170	—	170
Income tax provision/(benefit)	—	69	—	69
Income/(loss) from discontinued operations	—	101	—	101
Net income	$1,374	$2,410	$2,763	$4,526

Basic earnings per share - continuing operations	$0.10	$0.18	$0.21	$0.34
Basic earnings per share - discontinued operations	—	0.01	—	0.01
	$0.10	$0.19	$0.21	$0.35
Dividends per share	$0.12	$0.12	$0.24	$0.24
Basic weighted average common shares outstanding	13,152	13,072	13,143	13,066

Diluted earnings per share - continuing operations	$0.10	$0.18	$0.21	$0.34
Diluted earnings per share - discontinued operations	—	0.01	—	0.01
	$0.10	$0.19	$0.21	$0.35
Diluted weighted average common and potential common shares outstanding	13,155	13,102	13,146	13,102

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In Thousands Except Share and Per Share Amounts)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$140	$601
Receivables, net of allowance for doubtful accounts of $356 and $334	21,620	19,867
Costs in excess of billings on contracts	239	462
Inventories	7,303	4,577
Deferred income taxes	300	300
Prepaid expenses	1,739	5,066
Other	1,289	1,155
Total current assets	32,630	32,028

Investments	3,554	3,407

Property, plant and equipment	300,953	290,499
Less accumulated depreciation	149,471	141,157
Property, plant and equipment, net	151,482	149,342

Other assets:
Goodwill	26,943	27,109
Intangible assets, net	3,726	4,312
Financial derivative instruments	3,777	3,429
Deferred costs and other	2,921	3,640
Total other assets	37,367	38,490

Total assets	$225,033	$223,267

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Cash overdraft	$—	$514
Short-term financing (Note 12)	4,546	—
Accounts payable	3,740	5,224
Accrued expenses	5,260	6,809
Accrued interest	388	—
Accrued income taxes	5,803	4,765
Billings in excess of costs on contracts	300	283
Advanced billings and deposits	3,814	4,577
Current maturities of long-term obligations	1,693	1,778
Total current liabilities	25,544	23,950

Long-term obligations, net of current maturities	138,762	140,980

Deferred income taxes	15,592	15,346

Deferred revenue and employee benefits	9,850	7,982

Total liabilities	189,748	188,258

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value shares authorized: 100,000,000 shares outstanding: 13,156,290 in 2006 and 13,124,928 in 2005	1,315	1,312
Additional paid-in capital	9,717	9,262
Retained earnings	21,980	22,371
Accumulated other comprehensive income	2,273	2,064
Total shareholders’ equity	35,285	35,009

Total liabilities and shareholders’ equity	$225,033	$223,267

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Dollars In Thousands)	2006	2005
Cash flows from operating activities:
Net income	$2,763	$4,526
Adjustments to reconcile net income to net Cash provided by operating activities:
Depreciation and amortization	8,896	8,485
(Gain)/Loss on sale of assets	—	(4)
Stock-based compensation	177	45
Employee retirement benefits and deferred compensation	353	273
Accrued patronage refunds	(543)	(211)
Provision for losses on accounts receivable	296	477
Deferred income taxes	108	—
Changes in operating assets and liabilities:
Receivables	(1,010)	2,553
Inventories	(2,726)	(396)
Billings and costs on contracts	241	(834)
Accounts payable and accrued expenses	(2,691)	(857)
Advance billings and deposits	(764)	(326)
Deferred revenue and employee benefits	1,514	(58)
Prepaid assets	3,327	252
Other	960	114
Net cash provided by operating activities	10,901	14,039

Cash flows from investing activities:
Additions to property, plant and equipment	(10,297)	(4,628)
Acquisitions, adjustments to purchase price and allocation	166	—
Redemption of investments	21	2,100
Proceeds from sale of assets	5	25
Net cash provided by/(used in) investing activities	(10,105)	(2,503)

Cash flows from financing activities:
Short-term financing	4,546	—
Change in cash overdraft	(514)	(1,680)
New capital leases	(32)	—
Payments of capital lease obligations	(244)	(303)
Repayments on credit facility	(12,685)	(9,500)
Borrowings on credit facility	10,500	3,500
Proceeds from issuance of common stock	200	328
Dividends paid	(3,028)	(3,135)
Net cash used in financing activities	(1,257)	(10,790)

Net increase (decrease) in cash and cash equivalents	(461)	746

Cash and cash equivalents at beginning of period	601	257

Cash and cash equivalents at end of period	$140	$1,003

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,592	$2,119
Net cash paid for income taxes	$690	$310
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$158	$547

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
JUNE 30, 2006
PART 1. FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair statement of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of Hickory Tech Corporation’s (HickoryTech or the Company) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis) from ALLETE, Inc. Enventis is a transport and enterprise Internet Protocol telephony equipment sales business which specializes in providing telecommunications and network solutions. In addition to its statewide SONET-based network, Enventis provides innovative Internet Protocol services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government, and small business clients. Enventis has offices located in Duluth, Plymouth and Rochester, Minnesota and Sioux Falls, South Dakota.

NOTE 2. EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the period increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan (ESPP).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares outstanding	13,151,626	13,072,273	13,142,770	13,065,685
Stock options (dilutive only)	—	5,166	—	11,009
Stock subscribed (ESPP)	3,084	24,877	3,371	24,877
Total dilutive shares outstanding	13,154,710	13,102,316	13,146,141	13,101,571

Options to purchase 551,451 shares and 524,850 shares for the three months ended June 30, 2006 and 2005, respectively, and 502,161 shares and 517,950 shares for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first and second quarters of 2006 and 2005, respectively.

Shares outstanding on record date	2006	2005
First quarter (Feb. 15)	13,133,928	13,057,106
Second quarter (May 15)	13,153,067	13,073,602

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.  HickoryTech paid dividends of $0.12 per share for the second quarter of 2006 and 2005.

During the first six months of 2006 and 2005, shareholders have elected to reinvest $125,000 and $132,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME

HickoryTech follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income for the three months ended June 30, 2006 and 2005 was $1,409,000 and $1,845,000, respectively. Comprehensive income for the six months ended June 30, 2006 and 2005 was $2,972,000 and $4,576,000, respectively.

NOTE 4. ACQUISITION OF ENVENTIS

On December 30, 2005, HickoryTech purchased Enventis from ALLETE, Inc. Enventis was formerly a wholly owned subsidiary of ALLETE, Inc. Enventis is a network transport and an enterprise Internet Protocol telephony equipment sales business. The acquisition of Enventis was made to expand the geographical region which HickoryTech could serve with its business broadband service capabilities. Both Enventis and HickoryTech have similarly bundled service business plans.

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

The financing for the adjusted $38,602,000 total purchase consideration for Enventis, plus an additional $8,500,000 for Enventis working capital as of December 31, 2005, was entirely from HickoryTech’s credit agreement, as established on December 30, 2005. The credit facility is comprised of a $30,000,000 revolving credit component, which expires on December 30, 2011, and a $130,000,000 term loan component, which has partial maturities during its term, with final maturity on June 30, 2013. In the first quarter of 2006, an additional $10,000,000 credit facility with a vendor finance organization was established for short-term inventory floor-plan financing of accounts payable for Enventis.

The Enventis acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation resulted in goodwill of $2,023,000, which has been adjusted to $1,857,000 as of June 30, 2006, as noted in the table below. For income tax purposes ALLETE and HickoryTech have agreed to treat the transaction as a purchase of assets. Accordingly, the tax basis of the acquired assets and assumed liabilities will be the same for financial reporting.

A summary of the changes in the Enventis goodwill is as follows:

Enventis
(Dollars in Thousands)	Goodwill

Balance at December 31, 2005	$2,023
Purchase Price Adjustments	(125)
Balance at March 31, 2006	$1,898
Adjustments to estimated fair values of assets acquired and liabilities assumed	(41)
Balance at June 30, 2006	$1,857

The purchase price allocation is still considered preliminary. Specific reasons causing the purchase price to still be preliminary are: 1) the liquidation of acquired accounts receivable, and 2) resolution of one litigation matter. On the litigation matter, HickoryTech has received an indemnification from ALLETE which management believes to be more than adequate to cover any loss. The first item is expected to be resolved by October 2006 and the last item by December 2006.

NOTE 5. INVENTORIES

Inventories, which consist of equipment for resale, materials and supplies, are stated at the lower of average cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Reserves offset the cost of inventory to arrive at the net realizable value of the inventory. Telecommunications equipment supply markets have changed in recent years and have caused the Company to apply additional valuation methods, which estimate the lower of cost or market principle in the Enterprise Solutions Sector. The Company has a regular process of evaluating its inventory and modifying its value to its estimate of market prices and making the adjustments to lower of cost or market on a consistent basis. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

NOTE 6. INTANGIBLE ASSETS

Goodwill assets are subject to an impairment test annually as well as upon certain events that indicate that impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142, “Goodwill and Other Intangible Assets”). The Company determines the fair value of its reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

The carrying value of HickoryTech’s goodwill decreased from $27,109,000 as of December 31, 2005 to $26,943,000 as of June 30, 2006 due to the working capital adjustment and purchase price allocation adjustment (see Note 4).

The components of HickoryTech’s other intangible assets are as follows:

		June 30, 2006		December 31, 2005
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets
Customers	1 - 8 years	$4,229	$1,024	$4,229	$544
Other intangibles	1 - 5 years	730	209	730	103
Total		$4,959	$1,233	$4,959	$647

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Amortization expense related to the definite-lived intangible assets for the three months ended June 30, 2006 and 2005 was $293,000 and $26,000, respectively. Amortization expense related to the definite-lived intangible assets for the six months ended June 30, 2006 and 2005 was $586,000 and $52,000, respectively. Total estimated amortization expense for the remaining six months of 2006 and the five years subsequent to 2006 is as follows: 2006 (July 1 through December 31) - $586,000; 2007 - $1,157,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000 and 2011 - $0.

NOTE 7. QUARTERLY SECTOR FINANCIAL SUMMARY

		Information	Enterprise		Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Enventis	Eliminations	Consolidated
Three Months Ended June 30, 2006
Operating revenue from unaffiliated customers	$18,378	$534	$2,545	$15,178	$—	$36,635
Intersegment revenues	51	1,189	—	—	(1,240)	—
Total	18,429	1,723	2,545	15,178	(1,240)	36,635

Depreciation and amortization	3,293	420	28	768	20	4,529
Operating income/(loss)	4,420	(420)	(395)	731	(249)	4,087
Interest and other income	1	6	—	4	26	37
Interest expense	3	15	1	—	1,811	1,830
Income taxes/(benefit)	1,766	(172)	(158)	298	(814)	920
Net income/(loss)	2,652	(257)	(238)	437	(1,220)	1,374

Identifiable assets	149,562	6,270	5,479	53,926	9,796	225,033
Property, plant and equip., net	113,836	5,577	198	31,709	162	151,482
Capital expenditures	3,609	239	24	2,593	—	6,465

		Information	Enterprise		Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Enventis (1)	Eliminations	Consolidated
Three Months Ended June 30, 2005
Operating revenue from unaffiliated customers	$19,286	$914	$5,068	$—	$—	$25,268
Intersegment revenues	52	1,087	—	—	(1,139)	—
Total	19,338	2,001	5,068	—	(1,139)	25,268

Depreciation and amortization	3,564	639	31	—	13	4,247
Operating income/(loss)	5,464	(617)	44	—	(18)	4,873
Interest expense	2	15	—	—	1,010	1,027
Income taxes/(benefit)	2,211	(255)	18	—	(405)	1,569
Income (loss)/from Continuing operations	3,252	(374)	26	—	(595)	2,309
Loss from discontinued operations Including intersegment revenues	101	—	—	—	—	101
Net income/(loss)	3,353	(374)	26	—	(595)	2,410

Identifiable assets	143,347	4,377	8,965	—	7,846	164,535
Property, plant and equip., net	107,085	4,356	271	—	88	111,800
Capital expenditures	2,678	474	20	—	—	3,172

		Information	Enterprise		Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Enventis	Eliminations	Consolidated
Six Months Ended June 30, 2006
Operating revenue from unaffiliated customers	$36,346	$1,222	$5,282	$29,262	$—	$72,112
Intersegment revenues	102	2,277	—	—	(2,379)	—
Total	36,448	3,499	5,282	29,262	(2,379)	72,112

Depreciation and amortization	6,499	791	56	1,506	44	8,896
Operating income/(loss)	9,084	(823)	(673)	1,296	(858)	8,026
Interest and other income	4	6	—	4	53	67
Interest expense	(130)	26	1	—	3,582	3,479
Income taxes/(benefit)	3,688	(337)	(270)	525	(1,755)	1,851
Net income/(loss)	5,530	(505)	(405)	773	(2,630)	2,763

Identifiable assets	149,562	6,270	5,479	53,926	9,796	225,033
Property, plant and equip., net	113,836	5,577	198	31,709	162	151,482
Capital expenditures	6,571	504	29	3,100	93	10,297

		Information	Enterprise		Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Solutions	Solutions	Enventis (1)	Eliminations	Consolidated
Six Months Ended June 30, 2005
Operating revenue from unaffiliated customers	$38,631	$1,402	$8,343	$—	$—	$48,376
Intersegment revenues	103	2,183	—	—	(2,286)	—
Total	38,734	3,585	8,343	—	(2,286)	48,376

Depreciation and amortization	7,100	1,295	63	—	27	8,485
Operating income/(loss)	11,228	(1,369)	(154)	—	(310)	9,395
Interest expense	3	28	—	—	1,973	2,004
Income taxes/(benefit)	4,544	(565)	(62)	—	(911)	3,006
Income/(loss) from continuing operations	6,684	(829)	(92)	—	(1,338)	4,425
Income from discontinued operations including intersegment revenues	101	—	—	—	—	101
Net income/(loss)	6,785	(829)	(92)	—	(1,338)	4,526

Identifiable assets	143,347	4,377	8,965	—	7,846	164,535
Property, plant and equip., net	107,085	4,356	271	—	88	111,800
Capital expenditures	4,050	558	20	—	—	4,628

(1) No information provided due to the fact that Enventis was purchased on December 30, 2005.

NOTE 8. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9. STOCK COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three-months ended June 30, 2006 was $41,000 pre-tax and $25,000 after tax. In addition, Share-based compensation expense recognized under SFAS 123(R) for the six-months ended June 30, 2006 was $86,000 pre-tax and $52,000 after tax. The majority of this expense relates to the expensing of stock options, and a small amount relates to the Employee Stock Purchase Plan. The adoption of FAS123R had minimal impact on earnings per share for the Company’s three month period ending June 30, 2006 and a $0.01 reduction for basic and diluted earnings per share through June 30, 2006. Also, adopting FAS 123(R) had minimal impact on cash flow from financing and operations.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the first six months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of SFAS 123. Because share-based compensation expense recognized in the Consolidated Statements of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

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

Options were last granted under the Company’s Stock Award Plan in February of 2005. The Stock Award Plan does provide for the issuance of stock options, but no current compensation programs have options as a component.

As of June 30, 2006, there was $152,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of two years.

A summary of stock option activity of the Stock Award Plan is as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at January 1, 2006	578,850	$12.63	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	24,999	11.13	—
Expired	2,400	9.38	—
Outstanding at June 30, 2006	551,451	$12.71	$—
Exercisable at June 30, 2006	502,161	$12.86	$—

The following table provides certain information with respect to stock options outstanding at June 30, 2006:

		Weighted	Weighted
	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life
$8.00 - $12.00	245,401	$10.24	6.88 years
$12.00 - $16.00	245,550	13.83	4.60 years
$16.00 - $21.00	60,500	18.17	4.76 years
	551,451	$12.71	5.63 years

The following table provides certain information with respect to stock options exercisable at June 30, 2006:

		Weighted
	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Exercisable	Price	Contractual Life
$8.00 - $12.00	196,111	$10.02	6.55 years
$12.00 - $16.00	245,550	13.83	4.60 years
$16.00 - $21.00	60,500	18.17	4.76 years
	502,161	$12.86	5.38 years

The following table provides the range of assumptions used for valuing stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	39.36%	37.15%	39.36%	37.15%
Expected dividends	5.80%	4.60%	5.80%	4.60%
Expected term (in years)	7	7	7	7
Risk-free interest rate	5.11%	4.07%	5.11%	4.07%

If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123(R) for the three and six month periods ended June 30, 2005, the following operating results would have resulted using the Black-Scholes option-pricing model to determine the fair value of the options:

	Three Months Ended	Six Months Ended
	June 30, 2005 (1)	June 30, 2005 (1)
Net income:
As reported	$2,410	$4,526
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62)	(126)
Pro forma net income	$2,362	$4,427

Earnings per share:
As reported:
Basic	$0.19	$0.35
Diluted	$0.18	$0.34
Pro forma:
Basic	$0.19	$0.35
Diluted	$0.18	$0.34

(1)          2005 Net income and net income per share do not include share-based compensation expense in accordance with SFAS 123(R).

As of June 30, 2006, the number of shares that are available for  future and/or existing grants of the following stock-based compensation plans:

Plan	Shares Available
Employee Stock Purchase Plan	566,190
Retainer Stock Plans for Directors	242,642
Non-Employee Directors’ Incentive Plan	190,000
Stock Award Plan	962,058

Shares issued under other stock-based compensation plans are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Retainer Stock Plans for Directors	2,382 shares	4,379 shares
market price/fair value at time of grant	$6.83/share	$6.83/share

Non-Employee Director’s Incentive Plan	1,000 shares	10,000 shares
market price/fair value at time of grant	$8.03/share	$8.03/share

Stock Award Plan	841 shares	1,620 shares
market price/fair value at time of grant	$7.79/share	$7.79/share

NOTE 10. FINANCIAL DERIVATIVE INSTRUMENTS

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

Interest Rate
(Dollars in Thousands)	Swap Agreement

Accumulated other comprehensive income balance at December 31, 2005	$2,064
Market value increase on interest rate swap agreement, net of related tax effects	209
Accumulated other comprehensive income balance at June 30, 2006	$2,273

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of twenty-four months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at June 30, 2006 and December 31, 2005 is a net asset of $3,777,000 and $3,429,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 11. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities as of June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$81	$92	$162	$184
Interest cost	107	115	214	230
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(3)	(3)	(6)	(6)
Recognized net actuarial loss	31	44	62	88
Net periodic benefit cost	$231	$263	$462	$526

June 30, 2006
Employer’s contributions for current premiums:
Contributions made for the six months ended June 30, 2006	$100
Expected contributions for remainder of 2006	100
Total estimated employer contributions for fiscal year 2006	$200

NOTE 12. SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility at June 30, 2006 totaled $4,546,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Statements in this Quarterly Report that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which Hickory Tech Corporation (HickoryTech, we the Company) operates and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated” or “anticipates,” and similar expressions, as they relate to HickoryTech or its management. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis” (Item 2) and Item 1A, “Risk Factors,” of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESS

HickoryTech operates in four business segments: the Telecom, Information Solutions, Enterprise Solutions and Enventis Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is included in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in ILEC territories owned by others. The CLEC business is included in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990 and it operates as a telecommunications, data and Internet Protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis). Enventis is a Minnesota-based regional provider of integrated fiber network, Internet Protocol telephony, and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest.

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
INFORMATION SOLUTIONS SECTOR
National Independent Billing, Inc. (NIBI)
ENTERPRISE SOLUTIONS SECTOR
Collins Communications Systems Co. (Collins)
ENVENTIS SECTOR
Enventis Telecom, Inc. (Enventis)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements for the Telecom Sector involve financing the construction of networks involving switches and cable, maintaining a high amount of fixed assets, paying payroll costs of highly skilled labor, maintaining inventory to service its capital projects and its network and telephone equipment customers, and providing for the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business. Working capital requirements for the Information Solutions Sector involve capital for software development, operating losses, payroll costs of highly skilled labor, and the carrying value of trade accounts receivable. Working capital requirements for the Enterprise Solutions Sector involve capital for payroll costs, inventory to service its customers, the carrying value of trade accounts receivable, work-in-process, and operating losses. Working capital requirements for the Enventis Sector involve capital for payroll costs, the carrying value of accounts receivable, and work-in-process.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources. All of HickoryTech’s central office switches and fiber optic equipment, as well as a majority of HickoryTech’s equipment sold in its Enterprise Solutions and Enventis Sectors, are supplied by Nortel, Motorola and Cisco. These vendors are leading suppliers of communications and data equipment, and HickoryTech’s dependence on these brands is not viewed as a significant risk.

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

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. Crystal also provides digital TV service in eight Minnesota communities in addition to its telephone services described above.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its Telecom Sector, in addition to its Enventis Sector. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities in the Telecom Sector. None of the companies in the Telecom Sector experienced major changes in operations during the first and second quarters of 2005 or 2006.

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

Competition exists in several of HickoryTech’s ILEC service areas. A municipality has overbuilt Heartland’s network in one community in Iowa and now serves over half of that market. Additionally, cable TV providers are poised to offer voice services in several Heartland communities, two Mid-Comm communities, and also in Mankato.

Competition also exists for some of the HickoryTech services provided to interexchange carriers, such as customer billing services, dedicated private lines, network switching, and network routing. This competition comes primarily from the interexchange carriers themselves, in that carriers may decide that the services provided by HickoryTech may be redirected or handled on their own network or on other networks. The provision of these services is primarily month-to-month service ordered from a general tariff, which is a schedule of terms, rates and conditions that is approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services. As interexchange carriers make these service decisions, they have the potential to reduce the Company’s revenue in the Telecom Sector. Other services, such as the provision of broadband, long distance service, directory advertising and end user equipment, are open to competition.

HickoryTech companies are sometimes engaged in negotiations or renegotiations of arrangements for network interconnections with other wireline carriers and contracts with various wireless service providers. In 2005 and the first six months of 2006, negotiations regarding interconnection of networks were concluded with a potential competitor for all markets served by HickoryTech in Minnesota and one market in Iowa. HickoryTech is presently involved in interconnection negotiations with the service providers noted above, and they may compete with HickoryTech companies in several additional communities in Iowa and in Mankato. Although competition from all these various sources may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential impact related to these events or negotiations.

Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal has also been granted the necessary authority to provide service in another ILEC community in Northwest Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers and is providing digital TV in two communities served by Mid-Comm.

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

REGULATED INDUSTRY

ILEC Minnesota - HickoryTech’s two Minnesota ILEC subsidiaries continue to operate under an alternative form of regulation as defined in Minnesota Statutes, Chapter 237, whereby companies with less than 50,000 customers are regulated on price and service level rather than profit. In 2005, the Minnesota legislature enacted a statute deregulating multi-line businesses in certain metropolitan markets.

The MPUC has been considering intrastate access reform and universal service for several years.  In June 2004, the MPUC issued an order to refer the carrier common line component of the access reform issue to a contested case hearing.  In September 2004, the MPUC also referred the local switching and transport component of the access reform issue for a separate contested case hearing.  The process on both of these dockets was suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue.  In January 2006, these dockets were closed.  However, the MPUC has opened another rulemaking docket on this issue. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.  This statute has had little significant change on the HickoryTech operations.

The Federal Court of Appeals, 8th Circuit, has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of Voice over Internet Protocol (VoIP) based services in Minnesota. In July 2006, the Federal Communications Commission (FCC) ruled that VoIP services are subject to Universal Service Fund contributions; however, any further regulation of VoIP under consideration at the FCC is uncertain. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers, as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. In October 2005, the FCC also released new regulations intended to spur the development of broadband services. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – In 2005, rate deregulation was granted to all Iowa companies, for all services other than single line services. Previously, only companies with fewer than 15,000 access lines were unregulated.  HickoryTech’s Iowa ILEC subsidiary has maintained less than 15,000 access lines.  As a result, it has been and will remain unregulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the National Exchange Carrier Association (NECA) traffic sensitive pool and instead set their own access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This bi-annual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line (EUCL) funds collected, are pooled and some of HickoryTech’s revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

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

In addition to the deregulation granted by new Iowa law, the IUB has opened another docket investigating effective competition for several additional communities and may authorize additional deregulation for those communities. This docket includes one community served by Crystal.  This additional Iowa deregulation may provide Crystal some additional competition from the incumbent telephone provider in the communities Crystal operates in Iowa.

Crystal offers digital TV service in St. Peter, Waseca, Ellendale, New Richland, St. Clair, Faribault, Eagle Lake and Lake Crystal, Minnesota markets under franchises negotiated with these local municipalities.

Other – HickoryTech’s CLEC interstate access rates are established in accordance with an April 2001 FCC order. Under the final phase of this order, interstate switched access rates for HickoryTech’s CLEC were reduced to levels comparable to those of the ILECs in June 2004.

The FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. This process continues as an industry group has filed another plan (the Missoula Plan) on July 24, 2006 with the FCC for its consideration. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

There is currently a multi-state Local Exchange Carrier industry dispute with a large RBOC (Regional Bell Operating Company) regarding certain access charges. A formal complaint process with the MPUC has been placed in a “continuance” while the industry conducts a trial of proposed resolution. Because HickoryTech has already recognized the potential impact of the dispute, future resolution of this dispute should not have a material impact.

MCTC, Mid-Comm, Heartland, and Crystal have also entered into a civil complaint against a large interexchange carrier related to an access avoidance scheme for prepaid calling card traffic. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

Local Number Portability (LNP) – In 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (intermodal porting). Most of the Company’s wireline operations were subject to a May 24, 2004 implementation date for intermodal porting, however, Heartland implemented LNP on January 25, 2005. The effects of intermodal porting on the Company’s wireline operations have been minimal as of June 30, 2006. The Company cannot fully quantify the long-term effects of implementing intermodal porting on its wireline operations. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers and wireless companies. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution®. can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution® is comparable in the majority of functional elements to similar products/companies providing end-user billing services for small to medium-sized independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution® are, based on Request For Proposal (RFP) responses, more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. HickoryTech Information Solutions counts 18 to 20 companies as its primary competitors in marketing to small-to-medium-sized independent wireline and wireless service providers in North America. SuiteSolutions® does not utilize uniquely patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

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

Revenues in the Enterprise Solutions Sector are primarily earned by the sales, installation and service of business telephone and Internet Protocol data systems. HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No single customer in the Enterprise Solutions Sector accounts for ten percent or more of HickoryTech’s consolidated revenues.

Enterprise Solutions does business in a competitive market where a large number of companies compete for the sale, installation and servicing of telecommunications equipment and VoIP communications products. Competition is based primarily on price and service. No single company is dominant in this market.

ENVENTIS SECTOR

On December 30, 2005, HickoryTech acquired Enventis. Through Enventis, HickoryTech provides integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g., health care, government, and education). Other local fiber rings connect the Enventis network to the local telephone company’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers through facilities that are primarily leased from third parties. Enventis has business relationships with Cisco Systems, Inc. and is recognized as a Gold Partner. Enventis is a regional leader in deploying leading edge technologies such as Internet Protocol call centers. Enventis has offices located in Plymouth, Duluth and Rochester, Minnesota and Sioux Falls, South Dakota. Enventis provides converged Internet Protocol services that allow all communications (voice, video and data) to use the same fiber optic-based delivery technology. Enventis’ product portfolio includes Encompass Unified Communications, which serves small to medium-sized businesses. Encompass is a hosted or managed Internet Protocol communications service including local and long distance voice; business Internet Protocol telephony via hosted Internet Protocol private branch exchange; unified messaging (a single inbox for voicemail, e-mail, and fax), and dedicated Internet access. Encompass leverages VoIP or Internet Protocol telephony over a private connection, minimizing upfront capital investment and information technology (IT) management overhead. VoIP enables advanced functionality, voice interoperability with PCs, and scalability. Enventis has been granted authority to operate from the public utility commissions in Minnesota and Wisconsin for private line services that are subject to minimal regulation. Enventis does not provide regulated local telephone (voice) services, but it has applied to expand its authority to provide through resale, certain local services which may augment its VoIP service. Services provided by Enventis compete directly with those from ILECs and other providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS:

The following is a summarized discussion of consolidated results of operations. A more detailed discussion of operating results by segment follows this discussion. The operating results of the Enventis Sector include a comparison to first quarter 2006 due to the acquisition date of December 30, 2005.

OPERATING REVENUES:

Consolidated operating revenues were $36,635,000, which is $11,367,000 or 45.0% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Without the new Enventis Sector revenues, total consolidated operating revenues would have been $21,457,000, which is $3,811,000 or 15.1% lower in the second quarter of 2006 compared to the second quarter of 2005. This decrease was primarily due to decreases in installation revenue in the Enterprise Solutions Sector of $2,396,000, decreased network access revenues of $1,443,000 in the Telecom Sector and decreased revenue from unaffiliated customers in the Information Solutions Sector of $380,000. The Enventis Sector contributed $15,178,000 of revenue to total HickoryTech consolidated operating revenues in the second quarter of 2006, which is a $1,094,000 or 7.8% increase compared to first quarter revenues of $14,084,000.

Consolidated operating revenues were $72,112,000, which is $23,736,000 or 49.1% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Without the new Enventis Sector revenues, total consolidated operating revenues would have been $42,850,000, which is $5,526,000 or 11.4% lower in the first six months of 2006 compared to the first six months of 2005. This decrease was primarily due to decreases in installation revenue in the Enterprise Solutions Sector of $3,245,000, decreased network access revenues of $3,114,000 in the Telecom Sector and decreased revenue from unaffiliated customers of $180,000 in the Information Solutions Sector. The Enventis Sector contributed $29,262,000 of revenue to total HickoryTech consolidated operating revenues in the first six months of 2006.

COST OF SALES, ENTERPRISE SOLUTIONS AND ENVENTIS:

Cost of sales, which is related to the Enterprise Solutions and Enventis Sectors, was $11,828,000, which is $8,056,000 or 213.6% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Without the new Enventis Sector costs of sales, cost of sales from the Enterprise Solutions Sector would have been $1,795,000, which is $1,977,000 or 52.4 % lower in the second quarter of 2006 compared to the second quarter of 2005. This decrease was largely the result of the decrease in installation work in the Enterprise Solutions Sector. The portion of the Cost of Sales line item which is attributable to the Enventis Sector was $10,033,000, which is a $764,000 or 8.2% increase in the second quarter of 2006, compared to first quarter cost of sales of $9,269,000.

Cost of sales was $22,855,000, which is $16,815,000 or 278.4% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Without the new Enventis Sector costs of sales, cost of sales from the Enterprise Solutions Sector would have been $3,552,000, which is $2,488,000 or 41.2% lower in the first six months of 2006 compared to the first six months of 2005. This decrease was largely the result of the decrease in installation work in the Enterprise Solutions Sector. The portion of the Cost of Sales line item which is attributable to the Enventis Sector was $19,302,000 in the first six months of 2006.

COST OF SERVICES (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $9,373,000, which is $1,084,000 or 13.1% higher in the second quarter of 2006 compared to the second quarter of 2005. Without the new Enventis cost of services, total cost of services would have been $8,451,000, which is $162,000 or 2.0% higher in the second quarter of 2006 compared to the second quarter of 2005. This increase is primarily due to increased cost of services in the Telecom Sector of $431,000, which was the result of normal inflationary increases in labor and services such as transport costs. In the Telecom Sector, even when revenues are declining, particularly when the revenue decrease is for network access service to interexchange carrier customers, there is not a direct association between revenue trends and expense levels. Consequently, the level of cost of service can still have inflationary increases even when the volume of revenue has gone down. Also contributing to the increase in cost of services was a $22,000 increase in the inventory valuation reserve in the Enterprise Solutions Sector, partially offset by a $105,000 decrease in wages and benefits in the Information Solutions Sector and decreases of $45,000 in technician wages and benefits and $15,000 in miscellaneous expense in the Enterprise Solutions Sector. Cost of services (excluding depreciation and amortization), which were attributable to the Enventis Sector, was $922,000 in the second quarter of 2006, which is $85,000 or 10.2% higher than the $837,000 of cost of services in the first quarter of 2006.

Cost of services (excluding depreciation and amortization) was $18,334,000, which is $1,992,000 or 12.2% higher in the first six months of 2006 compared to the first six months of 2005. Without the new Enventis cost of services, total cost of services would have been $16,575,000, which is $233,000 or 1.4% higher in the first six months of 2006 compared to the first six months of 2005. This increase was primarily due to increased cost of services in the Telecom Sector of $478,000, which was the result of normal inflationary increases in labor and services such as transport costs. Also contributing to the increase in cost of services was an increase in costs recognized from outsourced contractor work of $61,000 and increased maintenance contract expense of $51,000 in the Information Solutions Sector, partially offset by decreases in wages and benefits of $151,000, software expense of $105,000 and bad debt expense of $60,000, all of which were also in the Information Solutions Sector. Cost of services (excluding depreciation and amortization) which was attributable to the Enventis Sector was $1,759,000 in the first six months of 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $6,818,000, which is $2,731,000 or 66.8% higher in the second quarter of 2006 compared to the second quarter of 2005. Without the new Enventis Sector, total selling, general and administrative expenses would have been $4,094,000, which is $7,000 or 0.2% higher in the second quarter of 2006 compared to the second quarter of 2005. This increase was primarily due to $254,000 of non-recurring separation costs due to the departure of the Company’s former Chief Executive Officer and a $180,000 increase in wages and benefits in the Information Solutions Sector, offset by $329,000 of one-time fees associated with the termination of leases in the second quarter of 2005 in the Information Solutions Sector and a $68,000 decrease in staff technician wages in the Enterprise Solutions Sector. Selling, general and administrative expenses (excluding depreciation and amortization) attributable to the Enventis Sector were $2,724,000, which is $49,000 or 1.8% higher in the second quarter of 2006, compared to first quarter selling, general and administrative expenses of $2,675,000.

Selling, general and administrative expenses (excluding depreciation and amortization) were $14,001,000, which is $5,887,000 or 72.6% higher in the first six months of 2006 compared to the first six months of 2005. Without the new Enventis Sector, total selling, general and administrative expenses would have been $8,602,000, which is $488,000 or 6.0% higher in the first six months of 2006 compared to the first six months of 2005. This increase was primarily due to $254,000 of non-recurring separation costs due to the departure of the Company’s former Chief Executive Officer, a $209,000 increase in wages and benefits in the Information Solutions Sector and a $41,000 increase in sales staff wages in the Enterprise Solutions Sector, offset by $329,000 of one-time fees associated with the termination of leases in the second quarter of 2005 in the Information Solutions Sector, a $62,000 decrease in staff technician wages and a $11,000 decrease in insurance expense, both in the Enterprise Solutions Sector. Selling, general and administrative expenses (excluding depreciation and amortization) attributable to the Enventis Sector were $5,399,000 in the first six months of 2006. Enventis selling, general and administrative expenses of $550,000 and $1,100,000 in the three and six months ended June 30, 2006, respectively, were due to acquisition integration costs which are unique to the first year after the acquisition.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $4,236,000, which is $193,000 or 4.8% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Without the new Enventis Sector, total depreciation expense would have been $3,731,000, which is $312,000 or 7.7% lower in the second quarter of 2006 compared to the second quarter 2005. Depreciation expense was $8,310,000, which is $266,000 or 3.3% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Without the new Enventis Sector, total depreciation expense would have been $7,328,000, which is $716,000 or 8.9% lower in the first six months of 2006 compared to the first six months of 2005. The decreases in the non-Enventis Sectors were primarily due to central office equipment becoming fully depreciated in the third quarter of 2005 in the Telecom Sector. Depreciation expense attributable to the Enventis Sector was $505,000, which is $29,000 or 6.1% higher in the second quarter of 2006, compared to $476,000 of depreciation expense in the first quarter of 2006. Depreciation expense attributable to the Enventis Sector was $982,000 in the first six months of 2006.

Amortization expense was $293,000, which is $89,000 or 43.6% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Without the new Enventis Sector, total amortization expense would have been $30,000, which is $174,000 or 85.3% lower in the second quarter of 2006 compared to the second quarter 2005. Amortization expense was $586,000, which is $145,000 or 32.9% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Without the new Enventis Sector, total amortization expense would have been $60,000, which is $381,000 or 86.4% lower in the first six months of 2006 compared to the first six months of 2005. The decreases in the non-Enventis Sectors were primarily due to internally developed billing software in the Information Solutions Sector becoming fully amortized in the second quarter of 2005. Amortization expense attributable to the Enventis Sector was $263,000 in the first and second quarters of 2006, respectively.  Amortization expense attributable to the Enventis Sector was $526,000 in the first six months of 2006.

OPERATING INCOME:

Operating income was $4,087,000, which is $786,000 or 16.1% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Without the new Enventis Sector, operating income would have been $3,356,000, which is $1,517,000 or 31.1% lower in the second quarter of 2006 compared to the second quarter of 2005. The decrease in total operating income was due to the $8,056,000 increase in cost of sales, the $2,731,000 increase in selling, general and administrative expenses, (excluding depreciation and amortization), the $1,084,000 increase in cost of services (excluding depreciation and amortization), the $193,000 increase in depreciation and the $89,000 increase in amortization, described above. These expense increases were partially offset by the $11,367,000 increase in operating revenues, described above. The Enventis Sector contributed $731,000 of operating income in the second quarter of 2006, which is $167,000 or 29.6% higher compared to operating income of $564,000 in the first quarter of 2006.

Operating income was $8,026,000, which is $1,369,000 or 14.6% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Without the new Enventis Sector, operating income would have been $6,731,000, which is $2,664,000 or 28.4% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in total operating income was due to the $16,815,000 increase in cost of sales, the $5,887,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $1,992,000 increase in cost of services (excluding depreciation and amortization), the $266,000 increase in depreciation and the $145,000 increase in amortization, all of which were described above. These expense increases were partially offset by the $23,736,000 increase in operating revenues, described above. The Enventis Sector contributed $1,295,000 of operating income in the first six months of 2006.

INTEREST EXPENSE:

Interest expense was $1,830,000, which is $803,000 or 78.2% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Interest expense increased $1,475,000 or 73.6% to $3,479,000 in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in interest expense for both the three and six-month periods ended June 30, 2006 compared to the corresponding periods ending June 30, 2005, was primarily due to an increase in total debt outstanding and to an increase in the average effective interest rate on outstanding debt of 0.17 percent to 5.76 percent. The proceeds from the increase in total debt outstanding were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis. The outstanding balance of the revolving credit facility was $139,850,000 at June 30, 2006 and $96,500,000 at June 30, 2005.

INCOME TAXES:

The effective income tax rate of approximately 40.1% for the second quarter of 2006 and 40.4% for the second quarter of 2005 exceeds the federal statutory rate primarily due to state income taxes.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $1,374,000, which is $935,000 or 40.5% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Without the new Enventis Sector, income from continuing operations would have been $937,000, which is $1,372,000 or 59.4% lower in the second quarter of 2006 compared to the second quarter of 2005. The decrease in total income from continuing operations was primarily due to the $8,056,000 increase in cost of sales, the $2,731,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $1,084,000 increase in cost of services (excluding depreciation and amortization), the $803,000 increase in interest expense, the $193,000 increase in depreciation and the $89,000 increase in amortization, described above. These expense increases were partially offset by the $11,367,000 increase in operating revenues, described above. The Enventis Sector contributed $437,000 of net income in the second quarter of 2006, which is $101,000 or 30.1% higher compared to first quarter net income of $336,000.

Consolidated income from continuing operations was $2,763,000, which is $1,662,000 or 37.6% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Without the new Enventis Sector, income from continuing operations would have been $1,990,000, which is $2,435,000 or 55.0% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in total income from continuing operation was due to the $16,815,000 increase in cost of sales, the $5,887,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $1,992,000 increase in cost of services (excluding depreciation and amortization), the $1,475,000 increase in interest expense, the $266,000 increase in depreciation and the $145,000 increase in amortization, described above. These expense increases were partially offset by the $23,736,000 increase in operating revenues, described above. The Enventis Sector contributed $773,000 of net income in the first six months of 2006.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2006	2005	2006	2005

Revenues before intersegment eliminations:
ILEC:
Local service	$3,692	$3,742	$7,400	$7,478
Network access	6,908	8,364	13,765	16,858
Data	699	590	1,344	1,160
Intersegment	51	52	102	103
Other	1,571	1,558	3,083	3,224
Total ILEC	12,921	14,306	25,694	28,823

CLEC:
Local service	884	883	1,771	1,772
Network access	507	494	991	1,012
Data	787	630	1,533	1,248
Other	627	462	1,170	895
Total CLEC	2,805	2,469	5,465	4,927

Long distance	1,254	1,219	2,402	2,361

Internet	1,131	1,100	2,284	2,171

Digital TV	318	244	603	452

Total Telecom revenues	$18,429	$19,338	$36,448	$38,734

Total Telecom revenues before intersegment eliminations:
Unaffiliated customers	$18,378	$19,286	$36,346	$38,631
Intersegment	51	52	102	103
	18,429	19,338	36,448	38,734

Cost of services (excluding depreciation and amortization)	7,977	7,546	15,436	14,958
Selling, general, and administrative expenses (excluding depreciation and amortization)	2,739	2,764	5,429	5,448
Depreciation and amortization	3,293	3,564	6,499	7,100
Operating income	$4,420	$5,464	$9,084	$11,228

Income from continuing operations, net of tax	$2,652	$3,252	$5,530	$6,684
Income/(loss) from discontinued operations	—	101	—	101
Net income	$2,652	$3,353	$5,530	$6,785

Capital expenditures	$3,609	$2,678	$6,571	$4,050

	Six Months Ended
	June 30,
(Dollars in Thousands)	2006	2005

ILEC access lines	54,854	57,995

CLEC access lines
Overbuild	11,482	10,550
Unbundled network element (UNE)	1,564	1,746
Total service resale (TSR)	1,407	1,757
Total	14,453	14,053

Long distance customers	40,788	42,061

Internet customers	19,205	17,761

Total Telecom customers	129,300	131,870

DSL customers	14,282	11,693

Digital TV customers	3,389	2,141

Telecom Sector operating revenues before intersegment eliminations were $18,429,000, which is $909,000 or 4.7% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was primarily due to the $1,443,000 decrease in network access, offset by increases in revenue from data of $266,000, other revenue of $178,000 and digital TV of $74,000.

Telecom Sector operating revenues before intersegment eliminations were $36,448,000, which is $2,286,000 or 5.9% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to the $3,114,000 decrease in network access revenue, offset by increases in revenue from data of $469,000, digital TV of $151,000, other revenue of $134,000 and Internet of $113,000.

ILEC local service revenue was $3,692,000, which is $50,000 or 1.3% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $7,400,000, which is $78,000 or 1.0% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was the result of 3,141 fewer customer access lines at June 30, 2006 than at June 30, 2005.

ILEC network access revenue was $6,908,000, which is $1,456,000 or 17.4% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. ILEC network access revenue was $13,765,000, which is $3,093,000 or 18.3% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to interstate rate decreases on July 1, 2005, lower overall minutes of use and the recognition of the impact of the different treatment of traffic delivered via Qwest Communications, all of which are expected to be lasting in nature. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences.

ILEC data revenue was $699,000, which is $109,000 or 18.5% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $1,344,000, which is $184,000 or 15.9% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to increased broadband services to business customers, 2,589 more residential Digital Subscriber Line (DSL) customers at June 30, 2006 than at June 30, 2005 and DSL customers migrating from lower speed DSL products to higher speed DSL products, which have the effect of increasing revenue per customer.

ILEC other revenue was $1,571,000 which is $13,000 or 0.8% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

ILEC other revenue was $3,083,000, which was $141,000 or 4.4% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to a contract termination and other contract expirations of $116,000, lower billing and collection revenue of $76,000, lower miscellaneous revenue of $24,000 and lower customer premise equipment (CPE) sales revenue of $15,000, offset by a $95,000 increase in directory revenue.

CLEC network access revenue was $507,000, which is $13,000 or 2.6% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily due to higher billings in June 2006 for intrastate access.

CLEC network access revenue was $991,000, which was $21,000 or 2.1% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to lower overall minutes of use, offset by the higher billings in June 2006 for intrastate access. A combination of changing minutes of use, carriers optimizing their network costs, and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences.

CLEC data revenue was $787,000, which is $157,000 or 24.9% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. CLEC data revenue was $1,533,000, which was $285,000 or 22.8% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to increased residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet broadband services to large business customers in 2005. Ethernet service revenues will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

CLEC other revenue was $627,000, which is $165,000 or 35.7% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily due to a $168,000 increase in CPE sales.

CLEC other revenue was $1,170,000, which was $275,000 or 30.7% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to a $235,000 increase in CPE sales, a $55,000 increase in maintenance fees and a $32,000 increase in late fees, offset by a $58,000 decrease in SOCRATES revenue (see below).

In January 2006, HickoryTech was informed that its bid to renew its multi-year contract with Project SOCRATES (South Central Regional Area Telecommunications System) was not accepted. HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech’s contract with Project SOCRATES ended on June 30, 2006. During the transition period to a new carrier in July and August 2006, HickoryTech will continue to provide services to Project SOCRATES and expects CLEC other revenues of approximately $165,000 to be recognized in the third quarter of 2006. Due to these additional services, CLEC’s other revenues will now decrease by approximately $185,000 in the third quarter of 2006 and approximately $350,000 in the fourth quarter of 2006 associated with the loss of revenues from this contract. There will be a corresponding level of decrease in Cost of Services associated with these revenue declines in the third and fourth quarter of 2006.

Long distance revenue was $1,254,000, which is $35,000 or 2.9% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Long distance revenue was $2,402,000, which was $41,000 or 1.7% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The long distance customer base decreased 1,273 or 3.0% between June 30, 2005 and June 30, 2006. Despite the loss of customers, long distance revenue increased primarily due to higher long distance usage offsetting the smaller long distance customer based described above.

Internet revenue was $1,131,000, which is $31,000 or 2.8% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Internet revenue was $2,284,000, which is $113,000 or 5.2% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to an increase in Internet customers of 1,444 or 8.1% between June 30, 2005 and June 30, 2006.

Digital TV revenue was $318,000, which is $74,000 or 30.3% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Digital TV revenue was $603,000, which is $151,000 or 33.4% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily the result of the offering of digital TV in three additional communities in the latter half of 2005 and two additional communities in the second quarter of 2006, which resulted in a 1,248 or 58.3% increase in digital TV customers at June 30, 2006 compared to June 30, 2005.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $7,977,000, which is $431,000 or 5.7% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Cost of services (excluding depreciation and amortization) was $15,436,000, which was $478,000 or 3.2% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to normal inflationary increases in labor and services such as transport costs. In the Telecom Sector, even when revenues are declining, particularly when the revenue decrease is for network access service to interexchange carrier customers, there is not a direct association between revenue trends and expense levels. Consequently, the level of cost of service can still have inflationary increases even when the volume of revenue has gone down. (Also see prior discussion of an anticipated decrease in Cost of Services associated with decreases in SOCRATES project revenues in the third and fourth quarters of 2006)

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, General and Administrative expenses (excluding depreciation and amortization) were $2,739,000, which is $25,000 or 0.9% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Selling, General and Administrative expenses (excluding depreciation and amortization) were $5,429,000, which was $19,000 or 0.3% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Depreciation and Amortization:

Depreciation and amortization was $3,293,000, which is $271,000 or 7.6% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Depreciation and amortization were $6,499,000, which is $601,000 or 8.5% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in depreciation expense was primarily due to central office switching equipment becoming fully depreciated in the third quarter of 2005.

Operating and Net Income from Continuing Operations:

Operating income from continuing operations was $4,420,000, which is $1,044,000 or 19.1% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Net income from continuing operations was $2,652,000, which is $600,000 or 18.5% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decreases in operating income from continuing operations and net income from continuing operations were driven by the $909,000 decrease in revenue and the $431,000 increase in cost of services (excluding depreciation and amortization), described above, offset by the $271,000 decrease in depreciation and amortization and the $25,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization), described above.

Operating income from continuing operations was $9,084,000, which is $2,144,000 or 19.1% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Net income from continuing operations was $5,530,000, which is $1,154,000 or 17.3% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decreases in operating income from continuing operations and net income from continuing operations were driven by the $2,286,000 decrease in revenue and the $478,000 increase in cost of services (excluding depreciation and amortization), described above, offset by the $601,000 decrease in depreciation and amortization and the $19,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization), described above.

INFORMATION SOLUTIONS – The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Revenues before eliminations:
Unaffiliated customers	$534	$914	$1,222	$1,402
Intersegment	1,189	1,087	2,277	2,183
	1,723	2,001	3,499	3,585
Cost of services (excluding depr. and amort.)	1,280	1,396	2,617	2,777
Selling, general and administrative expenses (excluding depreciation and amortization)	443	583	914	882
Depreciation and amortization	420	639	791	1,295

Operating income/(loss)	$(420)	$(617)	$(823)	$(1,369)
Net income/(loss)	$(257)	$(374)	$(505)	$(829)

Capital expenditures	$239	$474	$504	$558

Revenues:

Operating revenues from unaffiliated customers were $534,000, which is $380,000 or 41.6% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This is primarily due to the fact that in June 2005, the Company recognized $369,000 in non-recurring license fees from the sale of SuiteSolutions® to a customer.

Operating revenues from unaffiliated customers were $1,222,000 which is $180,000 or 12.8% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The addition of several customers and increased volumes for several existing customers, helped offset the loss of several customers in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $1,280,000, which is $116,000 or 8.3% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was primarily due to a $105,000 decrease in wages and benefits associated with fewer employees in support roles.

Cost of services (excluding depreciation and amortization) was $2,617,000, which is $160,000 or 5.8% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to decreases in wages and benefits associated with fewer employees in support roles of $151,000, decreased software expense of $105,000 and decreased bad debt expense of $60,000, which was offset by an increase in costs, recognized from outsourced contractor work of $61,000 and increased maintenance contract expense of $51,000.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $443,000, which is $140,000 or 24.0% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was largely due to $329,000 of one-time fees associated with the termination of leases in the second quarter of 2005, which was offset by an $180,000 increase in wages and benefits.

Selling, general and administrative expenses (excluding depreciation and amortization) were $914,000, which is $32,000 or 3.6% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to a $209,000 increase in wages and benefits and a smaller percentage of expenses billed out through inter-company charges of $169,000, which was offset by the $329,000 of one-time fees associated with the termination of leases in the second quarter of 2005.

Depreciation and Amortization:

Depreciation and amortization was $420,000, which is $219,000 or 34.3% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Depreciation and amortization was $791,000, which was $504,000 or 38.9% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to billing software that became fully amortized in the second quarter of 2005.

Operating and Net Loss:

Operating loss was $420,000, which is $197,000 or 31.9% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Net loss was $257,000, which is $117,000 or 31.3% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decreases in operating loss and net loss were driven by the $219,000 decrease in depreciation and amortization, the $140,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization) and the $116,000 decrease in cost of services (excluding depreciation and amortization), described above, offset by the $380,000 decrease in revenues from unaffiliated customers, described above.

Operating loss was $823,000, which was $546,000 or 39.9% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Net loss was $505,000, which is $324,000 or 39.1% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decreases in operating loss and net loss were primarily due to the $504,000 decrease in depreciation and amortization and the $160,000 decrease in cost of services (excluding depreciation and amortization), described above, offset by the $180,000 decrease in revenues from unaffiliated customers and the $32,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), described above.

ENTERPRISE SOLUTIONS – The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Revenues before eliminations:
Installation	$617	$3,013	$1,155	$4,400
Service	1,928	2,055	4,127	3,943
	2,545	5,068	5,282	8,343
Cost of sales	1,795	3,772	3,552	6,040
Cost of services (excluding depr. and amort.)	402	453	837	828
Selling, general and administrative expenses (excluding depreciation and amortization)	715	768	1,510	1,566
Depreciation and amortization	28	31	56	63

Operating income/(loss)	$(395)	$44	$(673)	$(154)
Net income/(loss)	$(238)	$26	$(405)	$(92)

Capital expenditures	$24	$20	$29	$20

Revenues:

Enterprise Solutions Sector operating revenues were $2,545,000, which is $2,523,000 or 49.8% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Installation revenue was $617,000, which is $2,396,000 or 79.5% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease in installation revenue was primarily due to decreased sales and installations in the data product line of $1,900,000 and private branch exchange of $491,000. In June 2005, the Enterprise Solutions Sector recognized a substantial installation contract with Minnesota State University — Mankato, Minnesota and South Central College in Mankato, Minnesota which is the primary reason for the large decrease in 2006. Service revenue was $1,928,000, which was $127,000 or 6.2% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease in service revenue was primarily due to decreases in activity in the Move/Add/Change product lines of $177,000, which was offset by an increase of $50,000 in the Maintenance product lines.

Enterprise Solutions Sector operating revenues were $5,282,000, which is $3,061,000 or 36.7% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Installation revenue was $1,155,000, which is $3,245,000 or 73.8% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in installation revenue was primarily due to decreased sales and installations in the data product line of $2,565,000 and private branch exchange of $561,000. Service revenue was $4,127,000, which is $184,000 or 4.7% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in service revenue was primarily due to an increase in activity in the Move/Add/Change product lines of $90,000 and Maintenance product lines of $94,000.

Cost of Sales:

Cost of sales was $1,795,000, which is $1,977,000 or 52.4% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Cost of sales was $3,552,000, which is $2,488,000 or 41.2% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in cost of sales was largely the result of the decrease in installation work.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $402,000, which is $51,000 or 11.3% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was primarily the result of a $45,000 decrease in technician wages and benefits and a $15,000 decrease in miscellaneous expense, offset by a $22,000 increase in the inventory valuation reserve in the second quarter of 2006. Telecommunications equipment supply markets have changed in recent years and have caused the Company to apply additional valuation methods, which estimate the lower of cost or market principle. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

Cost of services (excluding depreciation and amortization) was $837,000, which is $9,000 or 1.1% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $715,000, which is $53,000 or 6.9% lower in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was primarily due to a decrease in staff technician wages of $68,000.

Selling, general and administrative expenses (excluding depreciation and amortization) were $1,510,000, which is $56,000 or 3.6% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to a decrease in staff technician wages of $62,000 and reduced insurance expense of $11,000, offset by a $41,000 increase in sales staff wages.

Operating and Net Loss:

An operating loss of $395,000 was recognized in the three months ended June 30, 2006 compared to operating income of $44,000 in the three months ended June 30, 2005. A net loss of $238,000 was recognized in the three months ended June 30, 2006 compared to net income of $26,000 in the three months ended June 30, 2005. The decreases in the operating income and net income resulted primarily from the $2,523,000 decrease in operating revenues, described above, partially offset by the $1,977,000 decrease in cost of sales, the $53,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization) and the $51,000 decrease in cost of services (excluding depreciation and amortization), described above.

Operating loss was $673,000, which is $519,000 higher in the six months ended 2006 compared to the six months ended June 30, 2005. Net loss was $405,000, which is $313,000 higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increases in the operating losses and net losses resulted primarily from the $3,061,000 decrease in operating revenues and $9,000 increase in cost of services (excluding depreciation and amortization), described above, partially offset by the $2,488,000 decrease in cost of sales and the $56,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization), described above.

ENVENTIS – The following table provides a breakdown of the Enventis operating results.

ENVENTIS SECTOR

	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2006	March 31, 2006	June 30, 2006
Revenues before eliminations:
Enterprise Network Systems	$11,144	$10,031	$21,175
Enterprise Transport Systems*	4,034	4,053	8,087
	15,178	14,084	29,262
Cost of sales	10,033	9,269	19,302
Cost of services (excluding depr. and amort.)	922	837	1,759
Selling, general and administrative expenses, (excluding depreciation and amortization)	2,724	2,675	5,399
Depreciation and amortization	768	739	1,507

Operating income/(loss)	$731	$564	$1,295
Net income/(loss)	$437	$336	$773

Capital expenditures	$2,593	$507	$3,100

*includes Encompass

Revenues:

Enventis Sector operating revenues in the second quarter of 2006 were $15,178,000, which is $1,094,000 or 7.8% higher than the first quarter of 2006. This was attributable to higher sales of Cisco equipment from the previous quarter.

Cost of Sales:

Cost of Sales increased in the second quarter of 2006 over the first quarter of 2006 as it directly relates to the increased sales of Cisco equipment mentioned above.  The increase was to $10,033,000 in the second quarter of 2006 from $9,269,000 in the first quarter of 2006, a $764,000 increase or 8.2%.

Cost of Services (excluding Depreciation and Amortization):

Cost of Services increased to $922,000 in the second quarter of 2006 from $837,000, an increase of $85,000 or 10.2%.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, General and Administrative Expenses (excluding Depreciation and Amortization) in the second quarter of 2006 increased minimally to $2,724,000 from $2,675,000 in the first quarter of 2006, an increase of $49,000 or 1.8%.  Enventis selling, general and administrative expenses of $550,000 and $1,100,000 in the three and six months ended June 30, 2006, respectively, were due to acquisition integration costs which are unique to the first year after the acquisition.

Operating and Net Income:

Operating Income increased $167,000 or 29.6% to $731,000 for the second quarter of 2006 because of the increased sales. Net Income increased to $437,000 in the second quarter from $336,000 or $101,000, a 30.1% increase.  This is attributable to the increase in sales mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS – Cash provided by operations was $10,901,000 in the first six months of 2006 compared to $14,039,000 in the first six months of 2005. Cash flows from operations in the first six months of 2006 were primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as a decrease in prepaid inventory acquired in the Enventis acquisition.

Cash flows used by investing activities were $10,105,000 in the first six months of 2006 compared to cash flows provided of $2,503,000 for the same period in 2005. Capital expenditures were $10,297,000 during the first six months of 2006 as compared to $4,628,000 for the same period in 2005. Second quarter 2006 capital expenditures were incurred primarily to provide additional network facilities in the Telecom Sector and for installation of fiber networks to transport customers of the Enventis Sector. Management expects capital expenditures in the remainder of 2006 to be approximately $9,703,000.

Cash flows used in financing activities were $1,257,000 for the first six months of 2006 compared to $10,790,000 for the first six months of 2005. Included in cash flows used in financing activities are debt repayments and dividend payments. HickoryTech made payments on its revolving credit facility of $12,685,000 during the first six months of 2006, and $9,500,000 during the first six months of 2005. HickoryTech borrowed $10,500,000 on its revolving credit facility during the first six months of 2006 and $3,500,000 during the first six months of 2005.  Dividend payments for the first six months of 2006 were $3,028,000 compared to $3,135,000 for the same period in 2005.

WORKING CAPITAL – Working capital (i.e. current assets minus current liabilities) was $7,086,000 as of June 30, 2006, compared to working capital of $8,078,000 as of December 31, 2005. The ratio of current assets to current liabilities was 1.3 to 1.0 as of June 30, 2006 and 1.3 to 1.0 as of December 31, 2005.

SHORT-TERM FINANCING ARRANGEMENT – Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility at June 30, 2006 totaled $4,546,000.

LONG-TERM OBLIGATIONS – HickoryTech’s long-term obligations as of June 30, 2006 were $138,762,000, excluding current maturities of $1,300,000 on debt and $393,000 on current maturities of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks which amended its previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component. The term loan component is composed of two components which are defined as term loan B and term loan C. Under the terms of the credit facility, HickoryTech is required to make quarterly payments on the outstanding principal of the term loans beginning March 31, 2006. The outstanding principal balance of term loan B is $109,450,000 as of June 30, 2006, and is held in varying amounts by three of the lenders in the syndicate, U.S. Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,900,000 as of June 30, 2006, and is held entirely by Rural Telephone Finance Cooperative, (RTFC). Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012, with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011.

Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Cooperative (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for an annual fee on any undrawn commitment of the revolving credit facility, payable quarterly. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capital expenditures. The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance and to manage the Company’s exposure to interest rate fluctuations. The Company has complied by protecting over 65% of its outstanding debt balance.

HickoryTech continually monitors the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. A higher level of interest expense is occurring in 2006 because of the higher level of debt outstanding to accommodate the purchase of Enventis.

HickoryTech is required to comply with specified financial ratios and tests applicable to the Company and its current subsidiaries, including maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. HickoryTech’s obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to, accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing; and a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the six months ended June 30, 2006 and 2005, this sector recorded additions to property, plant and equipment of $158,000 and $547,000, respectively, related to these capital lease arrangements.

CONSTRUCTION PLANS - Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition. These upgrades will give HickoryTech the capability to offer more diversified services to its core customer base. Also, capital continues to be invested in the Enventis Sector to enhance our IP backbone, to deploy Multiprotocol Label Switching services and for success based new sales (directly related to revenue increases). In addition, we have devoted capital expenditures to digital TV expansion in several new communities outside Mankato. The total capital expenditure program in 2006 for all of HickoryTech companies is estimated to be $20,000,000.

OTHER - HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital and debt relative to its ability to generate operating cash flow is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Quarterly Report on Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005. HickoryTech adopted SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and has chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS No. 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated useful life of equity instruments, stock volatility, interest rates and vesting terms. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate protection agreements with remaining maturities of twenty-four months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2006, HickoryTech’s interest expense would have increased by $192,000.  There have not been any material changes over the first six months of 2006.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q(the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls. As disclosed in HickoryTech’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company is still working to implement an internal control structure at Enventis, a wholly owned subsidiary of the Company acquired on December 30, 2005. The Company expects to have fully implemented the internal control structure at Enventis by the end of the third quarter of 2006.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company was still working to fully incorporate new enterprise resource planning (ERP) software into its procedures for internal control over financial reporting. As of January 1, 2006, the Company began using the following modules located within the ERP software: general ledger, purchasing, accounts payable, billing, accounts receivable, inventory, asset management, payroll, time and labor, and project costing. Two other modules, benefits administration and human resources, were implemented in 2005 and were being used as of January 1, 2006. The Company has fully incorporated the internal control structure surrounding this software as of the second quarter of 2006.

There have been no other changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no material pending legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 1A      Risk Factors.

The following risk factor previously disclosed in Item 1A, “Risk Factors,” to our Form 10-K for the fiscal year ended December 31, 2005, has been updated to reflect new information.

The telecommunications industry is highly competitive.

The Telecommunications Act of 1996 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an incumbent local exchange carrier in a number of franchised areas, as well as competing in a number of markets against other established incumbents. The differentiating competitive factors include products and service, technology advancement, reputation and price. Competition has increased in many of the markets that we serve and encompasses a majority of the lines serviced in those markets. This enhances the risk that we may not be able to respond on a timely or profitable basis. In addition, other telecommunication carriers look to stay competitive by altering their choice of networking routes, points of interconnection, technology or signaling protocol, and other telecommunication issues, all which could have a material adverse affect on our profitability.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

a.                                       The annual shareholders’ meeting was held on April 24, 2006.

b.                                    Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

			Broker
Director	For	Withheld	Non-votes
Lyle T. Bosacker	10,336,524	232,787	None
Myrita P. Craig	10,331,742	237,569	None
John E. Duffy	10,321,077	248,234	None

The following directors’ terms shall continue after the meeting:

Robert D. Alton, Jr.
James W. Bracke
James H. Holdrege
Lyle G. Jacobson
Starr J. Kirklin
R. Wynn Kearney, Jr.
Dale E. Parker

c.                                       An amendment to change the HickoryTech Bylaws limiting the age at which a HickoryTech director can stand for election from age 70 to age 72 was approved. The votes were as follows:

For	9,500,010
Against	1,005,523
Abstain	34,042
Broker Non-votes	29,736

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibit 10.1 Separation Agreement between Hickory Tech Corporation and John Duffy

Exhibit 10.2 Mutual General Release Agreement between Hickory Tech Corporation and John Duffy

Exhibit 31.1(a) Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2(b) Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1(a) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2(b) Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2006	HICKORY TECH CORPORATION

		By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer