Form 10-Q
period 2006-09-30
HICKORY TECH CORP
filed 2006-11-09
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The total number of shares of the registrant's common stock outstanding as of November 1, 2006: 13,192,745.

TABLE OF CONTENTS

PART I. Financial Information

PART II. Other Information

HICKORY TECH CORPORATION
Consolidated Statements of Operations
(Unaudited)

(In Thousands Except Share and Per Share Amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues:
Telecom Sector	$18,216	$18,383	$54,559	$57,014
Information Solutions Sector	482	519	1,705	1,921
Enterprise Solutions Sector	3,285	3,402	8,567	11,745
Enventis Sector	13,972	—	43,234	—
Total operating revenues	35,955	22,304	108,065	70,680
Costs and expenses:
Cost of sales, Enterprise Solutions and Enventis	9,493	2,139	28,990	7,844
Cost of services (excluding depreciation and amortization)	11,535	8,354	33,709	24,696
Selling, general and administrative expenses (excluding depreciation and amortization)	6,452	3,575	19,968	12,024
Depreciation	4,260	3,544	12,569	11,588
Amortization of intangibles	293	26	879	467
Total costs and expenses	32,033	17,638	96,115	56,619
Operating income	3,922	4,666	11,950	14,061
Other income/(expense):
Interest and other income	40	35	109	75
Interest expense	(1,913)	(1,124)	(5,393)	(3,128)
Total other income/(expense)	(1,873)	(1,089)	(5,284)	(3,053)

Income before income taxes	2,049	3,577	6,666	11,008
Income tax provision	604	1,447	2,458	4,453
Income from continuing operations	1,445	2,130	4,208	6,555
Discontinued operations:
Income from operations of discontinued component	—	37	—	207
Income tax provision benefit	—	15	—	84
Income from discontinued operations	—	22	—	123
Net income	$1,445	$2,152	$4,208	$6,678

Basic earnings per share—continuing operations	$0.11	$0.16	$0.32	$0.50
Basic earnings per share—discontinued operations	—	—	—	0.01
	$0.11	$0.16	$0.32	$0.51
Dividends per share	$0.12	$0.12	$0.36	$0.36
Basic weighted average common shares outstanding	13,172	13,086	13,152	13,073

Diluted earnings per share—continuing operations	$0.11	$0.16	$0.32	$0.50
Diluted earnings per share—discontinued operations	—	—	—	0.01
	$0.11	$0.16	$0.32	$0.51
Diluted weighted average common and potential common shares outstanding	13,172	13,092	13,155	13,084

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In Thousands Except Share and Per Share Amounts)	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,119	$601
Receivables, net of allowance for doubtful accounts of $417 and $334	23,084	19,867
Costs in excess of billings on contracts	597	462
Inventories	9,611	4,577
Deferred income taxes	300	300
Prepaid expenses	1,537	5,066
Other	1,406	1,155
Total current assets	37,654	32,028

Investments	3,554	3,407

Property, plant and equipment	306,785	290,499
Less accumulated depreciation	153,722	141,157
Property, plant and equipment, net	153,063	149,342

Other assets:
Goodwill	27,576	27,109
Intangible assets, net	3,432	4,312
Financial derivative instruments	2,785	3,429
Deferred costs and other	3,188	3,640
Total other assets	36,981	38,490

Total assets	$231,252	$223,267

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$—	$514
Short-term financing (Note 12)	5,734	—
Accounts payable	5,898	5,224
Accrued expenses	5,845	6,809
Accrued interest	414	—
Accrued income taxes	5,769	4,765
Billings in excess of costs on contracts	425	283
Advanced billings and deposits	3,812	4,577
Current maturities of long-term obligations	1,639	1,778
Total current liabilities:	29,536	23,950

Long-term obligations, net of current maturities	141,898	140,980

Deferred income taxes	15,238	15,346

Deferred revenue	3,211	1,948
Accrued employee benefits and deferred compensation	6,644	6,034

Total liabilities	196,527	188,258

Commitments and contingencies (Note 8)	—	—

Shareholders' equity:
Common stock, no par value, $.10 stated value
shares authorized: 100,000,000
shares outstanding: 13,192,745 in 2006 and 13,124,928 in 2005	1,319	1,312
Additional paid-in capital	9,883	9,262
Retained earnings	21,847	22,371
Accumulated other comprehensive income	1,676	2,064
Total shareholders' equity	34,725	35,009

Total liabilities and shareholders' equity	$231,252	$223,267

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(Dollars In Thousands)	2006	2005
Cash flows from operating activities:
Net income	$4,208	$6,678
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	13,448	12,055
Gain on sale of assets	—	12
Stock-based compensation	158	67
Employee retirement benefits and deferred compensation	610	462
Accrued patronage refunds	(796)	(287)
Provision for losses on accounts receivable	425	215
Deferred income taxes	148	—
Changes in operating assets and liabilities:
Receivables	(2,637)	4,741
Inventories	(5,033)	81
Billings and costs on contracts	7	(235)
Accounts payable and accrued expenses	124	(1,283)
Advance billings and deposits	(764)	(420)
Deferred revenue	1,305	(82)
Prepaid assets	3,529	(422)
Other	828	776
Net cash provided by/(used in) operating activities	15,560	22,358

Cash flows from investing activities:
Additions to property, plant and equipment	(16,802)	(10,136)
Acquisitions, adjustments to purchase price and allocation	125	—
Redemption of investments	21	2,100
Proceeds from sale of assets	40	46
Net cash provided by/(used in) investing activities	(16,616)	(7,990)

Cash flows from financing activities:
Short-term financing	5,734	—
Change in cash overdraft	(514)	(1,680)
Payments of capital lease obligations	(374)	(414)
Repayments on credit facility	(19,510)	(12,750)
Borrowings on credit facility	20,500	5,000
Proceeds from issuance of common stock	470	469
Dividends paid	(4,732)	(4,704)
Net cash provided by/(used in) financing activities	1,574	(14,079)

Net increase in cash and cash equivalents	518	289

Cash and cash equivalents at beginning of period	601	257

Cash and cash equivalents at end of period	$1,119	$546

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,646	$3,259
Net cash paid/(received) for income taxes	$1,290	$(332)
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$162	$666

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
SEPTEMBER 30, 2006
PART 1. FINANCIAL INFORMATION

ITEM 1.                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair statement of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of Hickory Tech Corporation’s (HickoryTech or the Company) results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following four business segments: (i) Telecom Sector, (ii) Information Solutions Sector, (iii) Enterprise Solutions Sector and (iv) Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of Sales

Cost of sales for the Enventis and Enterprise Solutions Sectors includes the material and labor costs associated with the installation of products for customers.

Cost of Services:

Cost of services includes all costs related to the delivery of communication services for all HickoryTech sectors. Those operating costs include engineering, customer service, billing and collections, network monitoring and transport costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include direct and indirect selling expenses, advertising, and all other general and administrative costs associated with the operations of the business.

On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis) from ALLETE, Inc. Enventis is a transport and enterprise Internet Protocol telephony equipment sales business which specializes in providing telecommunications and network solutions. In addition to its statewide SONET-based network, Enventis provides innovative Internet Protocol services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government, and small business clients and has provided network capacity for other interexchange carriers on a wholesale basis. In 2001, Enventis added the distribution of Cisco Internet Protocol equipment to end-users as another service. Enventis has offices located in Duluth, Plymouth and Rochester, Minnesota and Sioux Falls, South Dakota.

Reclassifications

Certain reclassifications of prior period data have been made to conform to the current period’s presentation.

The most significant of these reclassifications is to reclassify approximately $1.6 million of transport costs for each of the prior two quarters from cost of sales to cost of services. This reclassification results in reporting these costs for the Enventis Sector in a manner consistent with the rest of the organization.

A similar reclassification was made to reclassify selling commissions within the Enterprise Solutions Sector, previously included in cost of sales, to selling, general and administrative expenses (excluding depreciation and amortization). The amounts reclassified in Enterprise Solutions were approximately $503,000 and $420,000 for the years ended December 31, 2005 and 2004 respectively, and $76,000 and $118,000 for the first and second quarters, respectively, of 2006. Reclassified amounts for the three months and nine months ending September 30, 2005 were approximately $80,000 and $415,000, respectively. This reclassification results in reporting these costs for the Enterprise Solutions Sector in a manner consistent with the rest of the organization.

These reclassifications did not affect cash flows, financial position, or net income.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” Fin No. 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that Fin No. 48 will have a material impact on its financial position, results of operations, or cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize in their balance sheet the over-funded or under-funded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement plans). Employers must also recognize the change in the funded status of the plan in the year in which the change occurs through comprehensive income. SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provision of SFAS No. 158 will be effective for fiscal years beginning after December 15, 2008. The company currently complies with the measurement date provision. The Company estimates the impact of SFAS No. 158 on the Company’s December 31, 2006 consolidated financial statements to be as follows based on the most recent actuarial measurements of plan assets and obligations dated December 31, 2005. (Dollars in thousands)

Impact to Assets:	$—
Impact to Liabilities:	$2,664
Impact to Shareholders' Equity: (Shown gross of tax effect)	$(2,664)

The financial statement effects of complying with SFAS No. 158 do not cause the company to fail the financial covenants in its loan agreements nor do they expose the company to future such violation.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered is, material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that SAB No. 108 will have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 157 on its results of operations, cash flows, and financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding	13,171,658	13,086,371	13,152,435	13,072,656
Stock options (dilutive only)		3,200		8,964
Stock subscribed (ESPP)	427	1,948	2,353	1,948
Total dilutive shares outstanding	13,172,085	13,091,519	13,154,788	13,083,568

Options to purchase 565,251 shares and 564,850 shares for the three months ended September 30, 2006 and 2005, respectively, and 502,161 shares and 517,950 shares for the nine months ended September 30, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first, second, and third quarters of 2006 and 2005, respectively.

Shares outstanding on record date	2006	2005
First quarter (Feb. 15)	13,133,928	13,057,106
Second quarter (May 15)	13,153,067	13,073,602
Third Quarter (August 15)	13,156,490	13,076,331

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.12 per share for the third quarter of 2006 and 2005.

During the nine months ended September 30, 2006 and 2005, shareholders have elected to reinvest $186,000 and $196,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Dividend Reinvestment Plan.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income (loss) and its components. In addition to net income, HickoryTech’s comprehensive income (loss) includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges. Comprehensive income (loss) for the three months ended September 30, 2006 and 2005 was ($594,000) and $2,597,000, respectively. Comprehensive income for the nine months ended September 30, 2006 and 2005 was $2,379,000 and $7,173,000, respectively.

NOTE 4. ACQUISITION OF ENVENTIS

On December 30, 2005, HickoryTech purchased Enventis from ALLETE, Inc. Enventis was formerly a wholly owned subsidiary of ALLETE, Inc. Enventis is a network transport and an enterprise Internet Protocol telephony equipment sales business. The acquisition of Enventis was made to expand the geographical region which HickoryTech could serve with its business broadband service capabilities. Both Enventis and HickoryTech have similar business plans and use the concept of combined network service with equipment provisioning for end user customers.

The purchase price was cash of $35,500,000 in exchange for the common stock of Enventis, with further purchase price adjustments and transaction costs making the estimated total purchase consideration $38,602,000 as of December 31, 2005. Enventis had no debt at the time of acquisition. The purchase agreement outlined certain purchase price adjustments which were estimated as of December 31, 2005 and resulted in cash payments between ALLETE and HickoryTech in the first quarter of 2006. These adjustments were for working capital, capital expenditures and employee benefits. These adjustments decreased the estimated purchase price by $125,000, which reduced the amounts originally estimated for total purchase consideration and goodwill. In the second quarter of 2006 an adjustment was made to goodwill to accommodate a change in the fair value of acquired deferred revenue of $41,000. Goodwill was also adjusted in the amount of $633,000 as of September 30, 2006 due to an adjustment in the fair value assigned to property, plant, and equipment.

The financing for the adjusted $38,602,000 total purchase consideration for Enventis, plus an additional $8,500,000 for Enventis working capital as of December 31, 2005, was entirely from HickoryTech’s credit agreement, as established on December 30, 2005. The credit facility is composed of a $30,000,000 revolving credit component, which expires on December 30, 2011, and a $130,000,000 term loan component, which has partial maturities during its term, with final maturity on June 30, 2013. In the first quarter of 2006, an additional $10,000,000 credit facility with a vendor finance organization was established for short-term inventory floor-plan financing of accounts payable for Enventis.

The Enventis acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation resulted in goodwill of $2,023,000, which has been adjusted to $2,490,000 as of September 30, 2006, as noted in the table below. For income tax purposes, ALLETE and HickoryTech have agreed to treat the transaction as a purchase of assets. Accordingly, the tax basis of the acquired assets and assumed liabilities will be the same for financial reporting.

A summary of the changes in the Enventis goodwill is as follows:

Enventis
Goodwill
(Dollars in
Thousands)
Balance at December 31, 2005	$2,023
Purchase Price Adjustments	(125)
Balance at March 31, 2006	1,898
Adjustments to estimated fair values of assets acquired and liabilities assumed	(41)
Balance at June 30, 2006	1,857
Adjustments to estimated fair values of assets acquired	633
Balance as of September 30, 2006	$2,490

The purchase price allocation is still considered preliminary. Specific reasons causing the purchase price allocation to still be preliminary are: 1) the liquidation of acquired accounts receivable, and 2) resolution of one litigation matter. With respect to the litigation matter, HickoryTech has received an indemnification from ALLETE which management believes to be adequate to cover any loss. Both items are expected to be resolved by December 2006.

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

The carrying value of HickoryTech’s goodwill increased from $27,109,000 as of December 31, 2005 to $27,576,000 as of September 30, 2006 due to the working capital adjustment described above and the Enventis purchase price allocation adjustment associated with the acquisition of Enventis (see Note 4).

The components of HickoryTech’s other intangible assets are as follows:

		September 30, 2006		December 31, 2005
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(Dollars in Thousands)

Definite-lived intangible assets
Customers	1 - 8 years	$4,229	$1,264	$4,229	$544
Other intangibles	1 - 5 years	730	263	730	103
Total		$4,959	$1,527	$4,959	$647

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Amortization expense related to the definite-lived intangible assets for the three months ended September 30, 2006 and 2005 was $293,000 and $26,000, respectively. Amortization expense related to the definite-lived intangible assets for the nine months ended September 30, 2006 and 2005 was $879,000 and $467,000, respectively. Total estimated amortization expense for the remaining three months of 2006 and the five years subsequent to 2006 is as follows: 2006 (October 1 through December 31) - $293,000; 2007 - $1,157,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $2,000 and 2011 - $0.

NOTE 7. QUARTERLY SECTOR FINANCIAL SUMMARY

		Information	Enterprise		Corporate and	HickoryTech
	Telecom	Solutions	Solutions	Enventis	Eliminations	Consolidated
(Dollars In Thousands)
Three Months Ended September 30, 2006
Operating revenue from unaffiliated customers	$18,216	$482	$3,285	$13,972	$—	$35,955
Intersegment revenues	77	972	—	—	(1,049)	—
Total	18,293	1,454	3,285	13,972	(1,049)	35,955

Depreciation and amortization	3,397	384	25	732	15	4,553
Operating income/(loss)	4,354	(644)	(348)	680	(120)	3,922
Interest and other income	1	—	—	(3)	42	40
Interest expense	1	11	—	—	1,901	1,913
Income taxes/(benefit)	1,710	(262)	(139)	274	(979)	604
Net income/(loss)	2,567	(393)	(209)	403	(923)	1,445

Identifiable assets	151,381	6,236	5,897	57,420	10,318	231,252
Property, plant and equipment, net	115,295	5,687	173	31,828	80	153,063
Capital expenditures	4,828	472	—	1,240	(35)	6,505

		Information	Enterprise		Corporate and	HickoryTech
	Telecom	Solutions	Solutions	Enventis (1)	Eliminations	Consolidated
(Dollars In Thousands)
Three Months Ended September 30, 2005
Operating revenue from unaffiliated customers	$18,383	$519	$3,402	$—	$—	$22,304
Intersegment revenues	51	1,056	—	—	(1,107)	—
Total	18,434	1,575	3,402	—	(1,107)	22,304

Depreciation and amortization	3,123	403	28	—	16	3,570
Operating income/(loss)	4,988	(427)	(53)	—	158	4,666
Interest expense	1	13	—	—	1,110	1,124
Income taxes/(benefit)	2,019	(178)	(22)	—	(372)	1,447
Income (loss)/from Continuing operations	2,970	(262)	(31)	—	(547)	2,130
Loss from discontinued operations including intersegment revenues	22	—	—	—	—	22
Net income/(loss)	2,992	(262)	(31)	—	(547)	2,152

Identifiable assets	144,824	3,936	7,918	—	9,340	166,018
Property, plant and equipment, net	108,575	4,936	227	—	110	113,848
Capital expenditures	4,603	866	—	—	39	5,508

		Information	Enterprise		Corporate and	HickoryTech
	Telecom	Solutions	Solutions	Enventis	Eliminations	Consolidated
(Dollars In Thousands)
Nine Months Ended September 30, 2006
Operating revenue from unaffiliated customers	$54,559	$1,705	$8,567	$43,234	$—	$108,065
Intersegment revenues	180	3,249	—	—	(3,429)	—
Total	54,739	4,954	8,567	43,234	(3,429)	108,065

Depreciation and amortization	9,895	1,175	81	2,237	60	13,448
Operating income/(loss)	13,539	(1,464)	(1,021)	1,978	(1,082)	11,950
Interest and other income	6	6	—	1	96	109
Interest expense/(income)	(128)	37	1	—	5,483	5,393
Income taxes/(benefit)	5,398	(598)	(409)	801	(2,734)	2,458
Net income/(loss)	8,095	(897)	(613)	1,178	(3,555)	4,208

Identifiable assets	151,381	6,236	5,897	57,420	10,318	231,252
Property, plant and equipment, net	115,295	5,687	173	31,828	80	153,063
Capital expenditures	11,399	976	29	4,340	58	16,802

		Information	Enterprise		Corporate and	HickoryTech
	Telecom	Solutions	Solutions	Enventis (1)	Eliminations	Consolidated
(Dollars In Thousands)
Nine Months Ended September 30, 2005
Operating revenue from unaffiliated customers	$57,014	$1,921	$11,745	$—	$—	$70,680
Intersegment revenues	154	3,239	—	—	(3,393)	—
Total	57,168	5,160	11,745	—	(3,393)	70,680

Depreciation and amortization	10,223	1,698	91	—	43	12,055
Operating income/(loss)	16,216	(1,796)	(207)	—	(152)	14,061
Interest expense	4	41	—	—	3,083	3,128
Income taxes/(benefit)	6,563	(743)	(84)	—	(1,283)	4,453
Income/(loss) from continuing operations	9,654	(1,091)	(123)	—	(1,885)	6,555
Income from discontinued operations including intersegment revenues	123	—	—	—	—	123
Net income/(loss)	9,777	(1,091)	(123)	—	(1,885)	6,678

Identifiable assets	144,824	3,936	7,918	—	9,340	166,018
Property, plant and equipment, net	108,575	4,936	227	—	110	113,848
Capital expenditures	8,653	1,424	20	—	39	10,136

(1)             No information provided because the Enventis acquisition was not completed until December 30, 2005.

NOTE 8. CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9. STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2006 was $42,000 pre-tax and $26,000 after tax. In addition, share-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2006 was $128,000 pre-tax and $78,000 after tax. The majority of this expense relates to the expensing of stock options, and a small amount relates to the ESPP. The adoption of SFAS No. 123(R) had minimal impact on earnings per share and diluted earnings per share and for the three months ended September 30, 2006 and nine months ended September 30, 2006. Also, adopting SFAS No. 123(R) had minimal impact on cash flow from financing and operations.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123(R). Because share-based compensation expense recognized in the Consolidated Statements of Operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

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

Mr. John W. Finke, current CEO, received a one-time grant of 15,000 options associated with his acceptance of the CEO position. Other than the one-time stock award issued to John Finke, options were last granted under the Company’s Stock Award Plan in February 2005. The Stock Award Plan provides for the issuance of stock options, but no current compensation programs have options as a component. The weighted average grant date fair value of options issued during the three months ending September 30, 2006 was $1.43.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete description of its stock-based compensation plans.

As of September 30, 2006, there was $135,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of two years.

A summary of stock option activity is as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(In Thousands Except Share and Per Share Amounts)
Outstanding at January 1, 2006	578,850	$12.63	—
Granted	15,000	6.95	—
Exercised	—	—	—
Forfeited	(26,199)	11.13	—
Expired	(2,400)	9.38	—
Outstanding at September 30, 2006	565,251	$12.56	$1
Exercisable at September 30, 2006	502,161	$12.86	$—

The following table provides certain information with respect to stock options outstanding at September 30, 2006:

	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	9.92 years
$8.00 - $12.00	244,201	10.24	6.68 years
$12.00 - $16.00	245,550	13.83	4.35 years
$16.00 - $21.00	60,500	18.17	4.51 years
	565,251	$12.56	5.50 years

The following table provides certain information with respect to stock options exercisable at September 30, 2006:

		Weighted
	Stock	Average	Average
Range of	Options	Exercise	Remaining
Exercise Prices	Exercisable	Price	Contractual Life
$8.00 - $12.00	196,111	$10.02	6.30 years
$12.00 - $16.00	245,550	13.83	4.35 years
$16.00 - $21.00	60,500	18.17	4.51 years
	502,161	$12.86	5.13 years

The following table provides the range of assumptions used for valuing stock options:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Expected volatility	37.03%	34.34%	37.03%	34.34%
Expected dividends	6.80%	5.40%	6.20%	5.00%
Expected term (in years)	7	7	7	7
Risk-free interest rate	4.79%	4.07%	4.79%	4.07%

If HickoryTech had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123(R) for the three and nine month periods ended September 30, 2005, the following operating results would have resulted using the Black-Scholes option-pricing model to determine the fair value of the options:

	Three Months Ended	Nine Months Ended
	September 30, 2005 (1)	September 30, 2005 (1)
Net income:
As reported	$2,152	$6,678
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	(170)
Pro forma net income	$2,121	$6,548

Earnings per share:
As reported:
Basic	$0.16	$0.51
Diluted	$0.16	$0.50
Pro forma:
Basic	$0.16	$0.51
Diluted	$0.16	$0.50

(1)             2005 net income and net income per share do not include share-based compensation expense in accordance with SFAS No. 123(R).

As of September 30, 2006, the number of shares that are available for future and/or existing grants under each of our stock-based compensation plans are as follows:

Plan	Shares Available
Employee Stock Purchase Plan	542,101
Retainer Stock Plans for Directors	240,327
Non-Employee Directors' Incentive Plan	190,000
Stock Award Plan	946,946

Shares issued under other stock-based compensation plans are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Retainer Stock Plans for Directors	2,315 shares	6,694 shares
market price/fair value at time of grant	$7.02/share	$7.02/share

Non-Employee Director's Incentive Plan	none	10,000 shares
market price/fair value at time of grant	NA	$8.03/share

Stock Award Plan	1,312 shares	2,932 shares
market price/fair value at time of grant	$6.94/share	$6.94/share

NOTE 10. FINANCIAL DERIVATIVE INSTRUMENTS

HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.  The change in the fair value related to HickoryTech’s derivative instruments for the nine months ended September 30, 2006 is as follows:

Interest Rate
(Dollars in Thousands)	Swap Agreement

Accumulated other comprehensive income balance at December 31, 2005	$2,064
Market value decrease on interest rate swap agreement, net of related tax effects	(388)
Accumulated other comprehensive income balance at September 30, 2006	$1,676

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of twenty-one months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and will be recognized in earnings when the term of the swap agreement is concluded.

The fair value of HickoryTech’s derivatives at September 30, 2006 and December 31, 2005 is a net asset of $2,785,000 and $3,429,000, respectively, which is included in other assets in the accompanying consolidated balance sheet.

NOTE 11. EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities as of September 30, 2006 and 2005.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$81	$91	$243	$275
Interest cost	107	115	321	345
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(3)	(3)	(9)	(9)
Recognized net actuarial loss	31	44	93	132
Net periodic benefit cost	$231	$262	$693	$788

September 30, 2006
Employer's contributions for current premiums:
Contributions made for the nine months ended September 30, 2006	$149
Expected contributions for remainder of 2006	51
Total estimated employer contributions for fiscal year 2006	$200

NOTE 12. SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility at September 30, 2006 totaled $5,734,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Statements in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which Hickory Tech Corporation (HickoryTech or the Company) operates and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated” or “anticipates,” and similar expressions, as they relate to HickoryTech or its management. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (Item 2) and Item 1A, “Risk Factors,” of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in this and previous quarterly reports on Form 10-Q which are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESS

HickoryTech operates in four business segments: the Telecom, Information Solutions, Enterprise Solutions and Enventis Sectors. Its largest and oldest business (since 1898) has been the operation of incumbent local exchange carriers (ILECs) or traditional wireline telephone service. The ILEC business is included in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its competitive local exchange carrier (CLEC) line of business, competing for the telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in ILEC territories owned by others. The CLEC business is in HickoryTech’s Telecom Sector. Since 1964, HickoryTech’s Information Solutions Sector has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also for other telecommunications companies. HickoryTech acquired its Enterprise Solutions Sector in 1990, and it operates as a telecommunications, data and Internet Protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis). Enventis is a Minnesota-based regional provider of integrated fiber network, Internet Protocol telephony, and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest.

The eight current subsidiaries of HickoryTech and the business segments in which they operate are:

TELECOM SECTOR
Mankato Citizens Telephone Company (MCTC)
Mid-Communications, Inc. (Mid-Comm)
Heartland Telecommunications Company of Iowa (Heartland)
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

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges, in Minnesota and three communities, encompassing two exchanges, in Iowa that are not in HickoryTech’s ILEC service areas. Crystal also provides digital TV service in eight Minnesota communities in addition to its telephone services described above. They include St. Peter, initiated in 2001, Waseca in 2004, New Richland, Ellendale and St. Clair in 2005, and Faribault, Lake Crystal and Eagle Lake in 2006, all of which are communities where HickoryTech provides telephone service either as an ILEC or CLEC. In October 2006, the City Councils of both Mankato and North Mankato unanimously approved cable television franchise agreements, which will allow HickoryTech to offer digital TV services in those communities beginning in the second quarter of 2007.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its Telecom Sector, in addition to its Enventis Sector. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities in the Telecom Sector. None of the companies in the Telecom Sector experienced major changes in operations during the first three quarters of 2005 or 2006, other than the cumulative effect of repeated periodic declines in network access revenues, which has reduced profitability of this Sector.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s ILEC subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines.

MCTC and Mid-Comm are Minnesota public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (MPUC). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board (IUB). These state agencies regulate the services provided by MCTC, Mid-Comm and Heartland. CNI operations are not subject to regulation by the state regulatory authority. Neither the MPUC nor the IUB regulate the rate of return or profits of each of HickoryTech’s ILEC operations due to the size of these companies relative to state regulation. In Minnesota, regulators monitor MCTC and Mid-Comm price and service levels. MCTC and Mid-Comm local service rates are below those of most Minnesota ILEC’s. HickoryTech and its subsidiaries can change its local rates by evaluating various factors, including economic and competitive circumstances.

As local exchange telephone companies, MCTC, Mid-Comm and Heartland provide end office switching and dedicated circuits to long distance interexchange carriers. These relationships allow HickoryTech’s telephone subscribers to place long distance telephone calls to the telephone network. HickoryTech provides interexchange access to its network for interexchange carriers to conduct long distance business with individual customers who select a long distance carrier and for termination of calls to all customers. This interexchange access business is separate and distinct from HickoryTech’s own long distance retail business, which is operated in its Crystal subsidiary. The long distance interexchange carriers are significant customers of HickoryTech, but no carrier represents more than ten percent of HickoryTech’s consolidated revenues.

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

Competition exists in several of HickoryTech’s ILEC service areas. A municipality has overbuilt Heartland’s network in one community in Iowa and now serves over half of that market. Additionally, cable TV providers are offering voice services in several Heartland communities, two Mid-Comm communities and are also poised to do so in Mankato. MCTC, MidComm, Heartland and Crystal are also periodically engaged in negotiations or renegotiations of arrangements for network interconnections and potential unit price declines with other wireline carriers and contracts with various wireless service providers. Although competition from these various sources may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential impact related to these events or negotiations.

Competition also exists for some of the HickoryTech services provided to interexchange carriers, such as dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers themselves, in that carriers may decide that the services provided by HickoryTech may be redirected or handled on their own network or on other networks. The provision of these services is primarily month-to-month service ordered from a general tariff, which is a schedule of terms, rates and conditions that is approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services. As interexchange carriers make these service decisions, they have the potential to reduce the Company’s revenue in the Telecom Sector. Other services, such as the provision of broadband, long distance service, directory advertising, end user equipment and customer billing services are open to competition.

Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges, in Minnesota, as well as three communities, encompassing two exchanges, in Iowa. Crystal has also been granted the necessary authority to provide service in another ILEC community in Northwest Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers and is providing digital TV in one community served by Mid-Comm, as well as seven CLEC communities.

CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission in each state it serves. Crystal competes directly against existing ILEC’s in the areas in which it operates. Crystal competes directly with incumbent cable TV providers and satellite for its digital TV services. Crystal is presently providing these services under franchise agreements with the local communities. Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

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

The MPUC has been considering intrastate access reform and universal service for several years. In June 2004, the MPUC issued an order to refer the carrier common line component of the access reform issue to a contested case hearing. In September 2004, the MPUC also referred the local switching and transport component of the access reform issue for a separate contested case hearing. The process on both of these dockets was suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue. The MPUC officially closed the previous dockets in January 2006, however, a similar docket has since been opened on the issue of state access reform. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

The U.S. 8th Circuit Court of Appeals, has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of Voice over Internet Protocol (VoIP) based services in Minnesota. In July 2006, the Federal Communications Commission (FCC) ruled that VoIP services are subject to Universal Service Fund contribution, however, any further regulation of VoIP under consideration at the FCC is uncertain. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. In October 2005, the FCC also released new regulations intended to spur the development of broadband services. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – HickoryTech’s Iowa ILEC subsidiary is unregulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the National Exchange Carrier Association (NECA) traffic sensitive pool. Instead, they set their own access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line (EUCL) funds collected, are pooled and some of HickoryTech’s revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

CLEC – HickoryTech’s CLEC businesses provide services in Minnesota, Iowa and Wisconsin with less regulatory oversight than the HickoryTech ILEC companies. Crystal provides local exchange services in Minnesota and Iowa, and Enventis provides their own private line services in Minnesota and Wisconsin. Both Crystal and Enventis also offer long distance services. In-state services in Minnesota are regulated by the MPUC with respect to uniform pricing statewide. In-state long distance service in Iowa is unregulated. Long distance services are also deregulated at the federal level (for interstate services), but are subject to annual certification of geographical rate averaging and rate integration. Dial-up and broadband Internet access are unregulated at both the state and federal levels.

In addition to the deregulation granted by Iowa law, the IUB has opened another docket investigating effective competition for several additional communities and may authorize additional deregulation for those communities. This docket includes one community served by Crystal.

Crystal offers digital TV service in the eight Minnesota markets under franchises negotiated with these local municipalities.

Other – HickoryTech’s CLEC interstate access rates are established in accordance with an April 2001 FCC order. Under the final phase of this order, interstate switched access rates for HickoryTech’s CLEC were reduced to levels comparable to those of the ILEC’s in June 2004.

The FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. This process continues as an industry group has recently filed another plan (the Missoula Plan) with the FCC for its consideration. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

HickoryTech companies have entered into a civil complaint against a large interexchange carrier related to an access avoidance scheme for prepaid calling card traffic. HickoryTech cannot predict the outcome of such proceedings nor their impact, if any, on HickoryTech.

Local Number Portability (LNP) – In 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (inter-modal porting). All of the Company’s wireline operations have operated with LNP capabilities since early 2005. The effects of inter-modal porting on the Company’s wireline operations have been minimal to date. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is unable to quantify the long-term effects or revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

INFORMATION SOLUTIONS SECTOR

Through NIBI, HickoryTech’s Information Solutions Sector provides data processing and related services, principally for HickoryTech, other local exchange telephone companies, CLECs, interexchange network carriers and wireless companies. The Information Solutions Sector’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by the Information Solutions Sector. Competition is based primarily on price and service. HickoryTech’s Information Solutions Sector has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution is comparable in the majority of functional elements to similar products/companies providing end-user billing services for small to medium-sized independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution, which are based on Request for Proposal (RFP) responses, are more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. HickoryTech Information Solutions counts 18 to 20 companies as its primary competitors in marketing to small to medium-sized independent wireline and wireless service providers in North America. SuiteSolution does not utilize uniquely patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

ENTERPRISE SOLUTIONS SECTOR

Through Collins, HickoryTech’s Enterprise Solutions Sector provides telephone, data and VoIP business systems equipment sales and services to companies primarily based in metropolitan Minneapolis/St. Paul, Minnesota. This sector also supports the business telephone system service for HickoryTech ILEC and CLEC operations in southern Minnesota and in Iowa. The customers in the Enterprise Solutions Sector’s market are the individual business end users of telecommunications service with ongoing service requirement offerings. Enterprise Solutions specializes in complex design, installation and maintenance of voice, data or Internet Protocol products. Enterprise Solutions continues its commitment to service and support its core product line, Nortel, while identifying new opportunities such as call centers, computer telephone integration voice mail and interactive voice response systems.

Revenues in the Enterprise Solutions Sector are primarily earned through the sales, installation and service of business telephone and Internet Protocol data systems. HickoryTech’s Enterprise Solutions Sector is not dependent upon any single customer or small group of customers. No single customer in the Enterprise Solutions Sector accounts for ten percent or more of HickoryTech’s consolidated revenues.

Enterprise Solutions does business in a competitive market where a large number of companies compete for the sale, installation and servicing of telecommunications equipment and VoIP communications products. Competition is based primarily on price and service. No single company is dominant in this market.

ENVENTIS  SECTOR

On December 30, 2005, HickoryTech acquired Enventis. Through Enventis, HickoryTech provides integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g., health care, government and education). Other local fiber rings connect the Enventis network to the local telephone company’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers through facilities that are primarily leased from third parties. Enventis has business relationships with Cisco Systems, Inc. and is recognized as a Gold Partner. Enventis is a regional leader in deploying leading edge technologies such as Internet Protocol call centers. Enventis has offices located in Plymouth, Duluth and Rochester, Minnesota and Sioux Falls, South Dakota. Enventis provides converged Internet Protocol services that allow all communications (e.g., voice, video and data) to use the same fiber optic-based delivery technology. Enventis’ product portfolio includes Encompass Unified Communications, which serves small- to medium-sized businesses. Encompass is a hosted or managed Internet Protocol communications service including local and long distance voice; business Internet Protocol telephony via hosted Internet Protocol private branch exchange; unified messaging (a single inbox for voicemail, e-mail, and fax), and dedicated Internet access. Encompass leverages VoIP or Internet Protocol telephony over a private connection, minimizing upfront capital investment and information technology management overhead. VoIP enables advanced functionality, voice interoperability with PCs, and scalability. Enventis has been granted authority to operate from the Public Utility Commissions in Minnesota and Wisconsin for private line services that are subject to minimal regulation. Enventis has been granted Minnesota authority to provide regulated local telephone (voice) services. Those services are provided primarily in a fashion that augments its VoIP service. Services provided by Enventis compete directly with those from ILEC’s and other providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS:

The following is a summarized discussion of consolidated results of operations. A more detailed discussion of operating results by segment follows this discussion. The operating results of the Enventis Sector do not include a comparison to prior periods due to the acquisition date of December 30, 2005.

OPERATING REVENUES:

Consolidated operating revenues were $35,955,000, which is $13,651,000 or 61.2% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Without the new Enventis Sector revenues, total consolidated operating revenues would have decreased 1.4% in the third quarter of 2006 compared to the third quarter of 2005. This decrease was primarily due to decreases in other revenues and network access in the Telecom Sector, decreased installation revenue in the Enterprise Solutions Sector and decreased revenue from unaffiliated customers in the Information Solutions Sector, but was partially offset by increases in data revenue and digital TV revenue in the Telecom Sector and increases in service revenue in the Enterprise Solutions Sector. The Enventis Sector contributed $13,972,000 of revenue to total HickoryTech consolidated operating revenues in the third quarter of 2006, compared to revenues of $14,084,000 and $15,178,000 in the first and second quarters, respectively, of 2006.

Consolidated operating revenues were $108,065,000, which is $37,385,000 or 52.9% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Without the new Enventis Sector revenues, total consolidated operating revenues would have decreased 8.3% in the first nine months of 2006 compared to the first nine months of 2005. This decrease was primarily due to decreased installation revenue in the Enterprise Solutions Sector, decreases in network access and other revenues in the Telecom Sector and decreased revenue from unaffiliated customers in the Information Solutions Sector, but was partially offset by increases in data revenue and digital TV revenue in the Telecom Sector, and increased service revenue in the Enterprise Solutions Sector. The Enventis Sector contributed $43,234,000 of revenue to total HickoryTech consolidated operating revenues in the first nine months of 2006.

COST OF SALES, ENTERPRISE SOLUTIONS AND ENVENTIS:

Cost of sales, which is related to the Enterprise Solutions and Enventis Sectors, was $9,493,000, which is $7,354,000 or 343.8% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Without the new Enventis Sector costs of sales, cost of sales from the Enterprise Solutions Sector would have been $2,310,000, which is $171,000 or 8.0% higher in the third quarter of 2006 compared to the third quarter of 2005. This increase was primarily due to increases in materials of $238,000 and warranty adjustments of $79,000, but was partially offset by decreases in labor of $154,000. The portion of the cost of sales line item which is attributable to the Enventis Sector was $7,183,000 in the third quarter of 2006, compared to cost of sales of $7,683,000 and $8,456,000 in the first and second quarters, respectively, of 2006.

Cost of sales was $28,990,000, which is $21,146,000 or 269.6% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Without the new Enventis Sector costs of sales, cost of sales from the Enterprise Solutions Sector would have been $5,668,000, which is $2,176,000 or 27.7% lower in the first nine months of 2006 compared to the first nine months of 2005. This decrease was largely the result of the $2,155,000 decrease in material costs due to lower installation work volume. The portion of the cost of sales line item which is attributable to the Enventis Sector was $23,322,000 in the first nine months of 2006.

COST OF SERVICES (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) were $11,535,000, which is $3,181,000 or 38.1% higher in the third quarter of 2006 compared to the third quarter of 2005. Without the new Enventis cost of services, total cost of services would have been $8,215,000, which is $139,000 or 1.7% lower in the third quarter of 2006 compared to the third quarter of 2005. This decrease was primarily due to the reassignment of support staff of $122,000 in wages and benefits, which are now being reflected in the selling, general and administrative expenses (excluding depreciation and amortization) in the Information Solutions Sector, the decrease in inventory valuation expense of $111,000 and decreased operations staff and data engineering wages and benefits of $77,000, both in the Enterprise Solutions Sector, offset by increased cost of services in the Telecom Sector of $67,000. Cost of services, which were attributable to the Enventis Sector, were $3,320,000 in the third quarter of 2006, compared to cost of services of $2,687,000 and $2,932,000 in the first and second quarters, respectively, of 2006.

Cost of services (excluding depreciation and amortization) were $33,709,000, which is $9,013,000 or 36.5% higher in the first nine months of 2006 compared to the first nine months of 2005. Without the new Enventis cost of services, total cost of services would have been $24,770,000, which is $74,000 or 0.3% higher in the first nine months of 2006 compared to the first nine months of 2005. This increase was primarily due to the increased cost of services in the Telecom Sector of $487,000, which was the result of normal inflationary increases in labor and services such as transport costs. In the Telecom Sector, even when revenues are declining, particularly when the revenue decrease is for network access service to interexchange carrier customers, there is not a direct association between revenue trends and expense levels. Consequently, the level of cost of service can still have inflationary increases even when the volume of revenue has gone down. Also contributing to the increase in cost of services was increased maintenance contract expense of $91,000 and the increase in costs recognized from outsourced contractor work of $72,000, both in the Information Solutions Sector, but this amount was offset by the $272,000 decrease in wages and benefits due to the reassignment of support staff, which are now being reflected in the selling, general and administrative expenses (excluding depreciation and amortization), decreased software expense of $155,000 and decreased bad debt expense of $87,000, all in the Information Solutions Sector, and decreased operations staff and data engineering wages and benefits of $90,000 and a decrease in the inventory valuation expense of 52,000, both in the Enterprise Solutions Sector. Cost of services, which were attributable to the Enventis Sector were $8,939,000 in the nine months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $6,452,000, which is $2,877,000 or 80.5% higher in the third quarter of 2006 compared to the third quarter of 2005. Without the new Enventis Sector, total selling, general and administrative expenses would have been $4,395,000, which is $820,000 or 22.9% higher in the third quarter of 2006 compared to the third quarter of 2005. This increase was primarily due to the $190,000 increase in wages and benefits in the Telecom Sector and the increase in wages and benefits of $190,000 in the Information Solutions Sector, which was the result of the reassignment of support staff of $122,000 in wages and benefits from costs of services (excluding depreciation and amortization) and normal inflationary increases in wages. Also contributing to the increase in selling, general and administrative expenses was an increase in wages and benefits of $185,000 and an increase in outside accounting fees of $90,000, both of which are corporate expenses, and the increase in staff technician and administration wages of $65,000, the increase in sales commissions of $62,000, and the increase in bad debt expense of $39,000, all in the Enterprise Solutions Sector. Selling, general and administrative expenses attributable to the Enventis Sector were $2,057,000, compared to selling, general and administrative expenses of $2,410,000 and $2,291,000 in the first and second quarters, respectively, of 2006.

Selling, general and administrative expenses (excluding depreciation and amortization) were $19,968,000, which is $7,944,000 or 66.1% higher in the first nine months of 2006 compared to the first nine months of 2005. Without the new Enventis Sector, total selling, general and administrative expenses would have been $13,210,000, which is $1,186,000 or 9.9% higher in the first nine months of 2006 compared to the first nine months of 2005. This increase was primarily due to the following: (1) in the Information Solutions Sector, (a) a $431,000 increase in wages and benefits, which was the result of the reassignment of support staff of $272,000 in wages and benefits from cost of services (excluding depreciation and amortization) and normal inflationary increases in wages, and (b) a $72,000 increase in consulting fees; (2) corporate expenses including, (a) $254,000 of non-recurring separation costs due to the departure of the Company’s former Chief Executive Officer, (b) an increase of $243,000 in consulting fees, (c) an increase of $158,000 in accounting fees, (d) an increase of $127,000 in post retirement benefits, and a (e) a $119,000 increase in director’s fees; (3) in the Telecom Sector, an $89,000 increase in expenses. The increase was partially offset by $329,000 of one-time fees associated with the termination of leases in the second quarter of 2005 and the $56,000 decrease in post-retirement benefits, both in the Information Solutions Sector and the $18,000 decrease in expenses in the Enterprise Solutions Sector. Selling, general and administrative expenses attributable to the Enventis Sector were $6,758,000 in the first nine months of 2006. Enventis selling, general and administrative expenses of approximately $550,000, $1,100,000 and $1,650,000 in the three, six and nine months ended September 30, 2006, respectively, were due to acquisition integration costs, which are one-time costs incurred in the first year after the Enventis acquisition and are not expected to recur in 2007.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $4,260,000, which is $716,000 or 20.2% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Without the new Enventis Sector, total depreciation expense would have been $3,791,000, which is $247,000 or 7.0% higher in the third quarter of 2006 compared to the third quarter of 2005. This increase was primarily due to an increase in the Telecom Sector’s network assets. The increase in depreciation in the third quarter of 2006 reverses a trend of decreases initiated in the third quarter of 2005 when central office equipment became fully depreciated in the Telecom Sector. Depreciation expense attributable to the Enventis Sector was $469,000 in the third quarter of 2006, compared to depreciation expense of $476,000 and $505,000 in the first and second quarter, respectively, of 2006.

Depreciation expense was $12,569,000, which is $981,000 or 8.5% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Without the new Enventis Sector, total depreciation expense would have been $11,120,000, which is $469,000 or 4.0% lower in the first nine months of 2006 compared to the first nine months of 2005. This decrease was primarily due to central office equipment becoming fully depreciated in the third quarter of 2005 in the Telecom Sector. Depreciation expense attributable to the Enventis Sector was $1,449,000 in the first nine months of 2006.

Amortization expense was $293,000, which is $267,000 or 1,026.9% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Without the new Enventis Sector, total amortization expense would have been $30,000 in the third quarter of 2006, compared to $26,000 in the third quarter of 2005.

Amortization expense was $879,000, which is $412,000 or 88.2% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Without the new Enventis Sector, total amortization expense would have been $91,000, which is $376,000 or 80.5% lower in the first nine months of 2006 compared to the first nine months of 2005. This decrease was primarily due to internally developed billing software in the Information Solutions Sector becoming fully amortized in the second quarter of 2005. Amortization expense attributable to the Enventis Sector was $788,000 in the first nine months of 2006.

OPERATING INCOME:

Operating income was $3,922,000, which is $744,000 or 15.9% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Without the new Enventis Sector, operating income would have been $3,242,000, which is $1,424,000 or 30.5% lower in the third quarter of 2006 compared to the third quarter of 2005. The decrease in total operating income was due to the $7,354,000 increase in cost of sales, the $3,181,000 increase in cost of services (excluding depreciation and amortization), $2,877,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $716,000 increase in  depreciation and the $267,000 increase in amortization, described above. These expense increases were partially offset by the $13,651,000 increase in operating revenues also described above. The Enventis Sector contributed $680,000 of operating income in the third quarter of 2006, compared to $567,000 and $731,000 in the first and second quarters, respectively, of 2006.

Operating income was $11,950,000, which is $2,111,000 or 15.0% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Without the new Enventis Sector, operating income would have been $9,972,000, which is $4,089,000 or 29.1% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in total operating income was due to the $21,146,000 increase in cost of sales, the $9,013,000 increase in cost of services (excluding depreciation and amortization), the $7,944,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $981,000 increase in depreciation and the $412,000 increase in amortization described above. These expense increases were partially offset by the $37,385,000 increase in operating revenues, also described above. The Enventis Sector contributed $1,978,000 of operating income in the first nine months of 2006.

INTEREST EXPENSE:

Interest expense was $1,913,000, which is $789,000 or 70.2% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Interest expense increased $2,265,000 or 72.4% to $5,393,000 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in interest expense for both the three and nine month periods ended September 30, 2006 compared to the corresponding periods ending September 30, 2005, was primarily due to an increase in total debt outstanding and to an increase in the average effective interest rate on outstanding debt of 0.10 percent to 5.85 percent. The proceeds from the increase in total debt outstanding were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility and pay costs associated with the acquisition of Enventis. The outstanding balance of the revolving credit facility was $143,025,000 at September 30, 2006 and $94,750,000 at September 30, 2005.

INCOME TAXES:

The effective income tax rate of approximately 37.2% for the third quarter of 2006 and 40.5% for the third quarter of 2005 exceeds the federal statutory rate primarily due to state income taxes.  The 2006 rate is significantly lower than the 2005 rate due to a $158,000 tax reserve that was reversed in the third quarter in order to comply with Accounting Standards Statement 109.  This reversal was due to a tax reserve related to a prior year federal audit period which was closed due to the expiration of the statute of limitations.

INCOME FROM CONTINUING OPERATIONS:

Consolidated income from continuing operations was $1,445,000, which is $685,000 or 32.2% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Without the new Enventis Sector, income from continuing operations would have been $1,042,000, which is $1,088,000 or 51.1% lower in the third quarter of 2006 compared to the third quarter of 2005. The decrease in total income from continuing operations was primarily due to the $7,354,000 increase in cost of sales, the $3,181,000 increase in cost of services (excluding depreciation and amortization), the $2,877,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $789,000 increase in interest expense, the $716,000 increase in depreciation and the $267,000 increase in amortization described above. These expense increases were partially offset by the $13,651,000 increase in operating revenues also described above. The Enventis Sector contributed $403,000 of net income in the third quarter of 2006, compared to $338,000 and $437,000 in the first and second quarters, respectively, of 2006.

Consolidated income from continuing operations was $4,208,000, which is $2,347,000 or 35.8% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Without the new Enventis Sector, income from continuing operations would have been $3,030,000, which is $3,525,000 or 53.8% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in total income from continuing operations was due to the $21,146,000 increase in cost of sales, the $9,013,000 increase in cost of services (excluding depreciation and amortization), the $7,944,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $2,265,000 increase in interest expense, the $981,000 increase in depreciation and the $412,000 increase in amortization described above. These expense increases were partially offset by the $37,385,000 increase in operating revenues also described above. The Enventis Sector contributed $1,178,000 of net income in the first nine months of 2006.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Thousands)

Revenues before intersegment eliminations:
ILEC:
Local service	$3,678	$3,720	$11,077	$11,198
Network access	7,086	7,317	20,851	24,175
Data	806	606	2,150	1,766
Intersegment	64	51	167	154
Other	1,479	1,738	4,560	4,962
Total ILEC	13,113	13,432	38,805	42,255

CLEC:
Local service	872	886	2,644	2,658
Network access	476	474	1,467	1,486
Data	839	647	2,371	1,895
Intersegment	13	0	13	0
Other	270	441	1,440	1,336
Total CLEC	2,470	2,448	7,935	7,375

Long distance	1,252	1,244	3,654	3,605

Internet	1,072	1,076	3,355	3,247

Digital TV	386	234	990	686

Total Telecom revenues	$18,293	$18,434	$54,739	$57,168

Total Telecom revenues before intersegment eliminations:
Unaffiliated customers	$18,216	$18,383	$54,559	$57,014
Intersegment	77	51	180	154
	18,293	18,434	54,739	57,168

Cost of services (excluding depreciation and amortization)	7,498	7,431	22,876	22,389

Selling, general, and administrative expenses (excluding depreciation and amortization)	3,044	2,892	8,429	8,340
Depreciation and amortization	3,397	3,123	9,895	10,223
Operating income	$4,354	$4,988	$13,539	$16,216

Income from continuing operations, net of tax	$2,567	$2,970	$8,095	$9,654
Income from discontinued operations	—	22	—	123
Net income	$2,567	$2,992	$8,095	$9,777

Capital expenditures	$4,828	$4,603	$11,399	$8,653

	Nine Months Ended
	September 30
	2006	2005
	(In Thousands)

ILEC access lines	54,568	57,080

CLEC access lines
Overbuild	11,454	11,094
Unbundled network element (UNE)	1,467	1,656
Total service resale (TSR)	1,340	1,592
Total	14,261	14,342

Long distance customers	40,959	40,936

Internet customers	19,678	18,028

Total Telecom customers	129,466	130,386

DSL customers	15,076	12,372

Digital TV customers	4,254	2,573

Revenues:

Telecom Sector operating revenues before intersegment eliminations were $18,293,000, which is $141,000 or 0.8% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to the $430,000 decrease in other revenue and $229,000 decrease in network access revenues, but was offset by increases in revenue from data of $392,000 and digital TV of $152,000.

Telecom Sector operating revenues before intersegment eliminations were $54,739,000, which is $2,429,000 or 4.2% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to the $3,343,000 decrease in network access revenue and $298,000 decrease in other revenue, but was offset by increases in revenue from data of $860,000 and digital TV of $304,000.

ILEC local service revenue was $3,678,000, which is $42,000 or 1.1% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and $11,077,000, which is $121,000 or 1.1% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in ILEC local service revenue for both the three and nine month periods ended September 30, 2006 compared to September 30, 2005 was the result of 2,512 fewer customer access lines at September 30, 2006 than at September 30, 2005.

ILEC network access revenue was $7,086,000, which is $231,000 or 3.2% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to lower overall minutes of use and the recognition of the impact of different treatment of traffic delivered via Qwest Communications. The level of the network access revenue decline is more moderate than in preceding quarters because an interstate rate decrease instituted on July 1, 2005 has now been in place for a full year.

ILEC network access revenue was $20,851,000, which is $3,324,000 or 13.7% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to interstate rate decreases on July 1, 2005, lower overall minutes of use and the recognition of the impact of different treatment of traffic delivered via Qwest Communications, all of which are expected to be lasting in nature. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences.

ILEC data revenue was $806,000, which is $200,000 or 33.0% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and $2,150,000, which is $384,000 or 21.7% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in ILEC data revenue for both the three and nine month periods ended September 30, 2006 compared to September 30, 2005 was primarily due to increased broadband services to business customers, 2,704 more residential Digital Subscriber Line (DSL) customers at September 30, 2006 than at September 30, 2005 and DSL customers migrating from lower speed DSL products to higher speed DSL products, which have the effect of increasing revenue per customer.

ILEC other revenue was $1,479,000, which is $259,000 or 14.9% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to decreases in sales of customer premise equipment (CPE) of $157,000, decreased add/move/change revenue of $66,000 and decreased miscellaneous revenue of $13,000.

ILEC other revenue was $4,560,000, which is $402,000 or 8.1% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to decreased add/move/change revenue of $109,000, decreased circuit private line revenue of $99,000, decreased features revenue of $89,000, decreased billing and collection revenue of $85,000, decreased CPE sales of $51,000 and decreased miscellaneous revenue of $44,000, but was partially offset by a $103,000 increase in directory revenue.

CLEC local service revenue was $872,000, which is $14,000 or 1.6% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and $2,644,000, which is $14,000 or 0.5% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in CLEC local service revenue for both the three and nine month periods ended September 30, 2006 compared to September 30, 2005 was the result of 81 fewer customer access lines at September 30, 2006 than at September 30, 2005. Although total customer lines have decreased, the Company continues to replace less profitable unbundled network element and total service resale customers with more profitable network overbuild customers.

CLEC network access revenue was $476,000, which is $2,000 or 0.4% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and $1,467,000, which is $19,000 or 1.3% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to lower overall minutes of use, but was partially offset by higher billings in June 2006 for intrastate access. A combination of changing minutes of use, carriers optimizing their network costs, and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences.

CLEC data revenue was $839,000, which is $192,000 or 29.7% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. CLEC data revenue was $2,371,000, which is $476,000 or 25.1% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in CLEC data revenue for both the three and nine month periods ended September 30, 2006 compared to September 30, 2005 was primarily due to increased residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet broadband services to large business customers in 2005. Ethernet service revenues will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

CLEC other revenue was $270,000, which is $171,000 or 38.8% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to the loss of revenue associated with the SOCRATES contract (see below) of $276,000, but was partially offset by an increase in CPE sales of $117,000.

CLEC other revenue was $1,440,000, which is $104,000 or 7.8% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to a $320,000 increase in CPE sales, a $29,000 increase in late fees, a $21,000 increase in miscellaneous revenue and a $19,000 increase in installation revenue, but was partially offset by a $301,000 decrease in SOCRATES revenue (see below), which began in the third quarter of 2006.

In January 2006, HickoryTech was informed that its bid to renew its multi-year contract with Project SOCRATES (South Central Regional Area Telecommunications System) was not accepted. HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech’s contract with Project SOCRATES ended on June 30, 2006. During the transition period to a new carrier in July and August 2006, HickoryTech continued to provide services to Project SOCRATES and recognized other revenues of $73,000 in the third quarter of 2006. HickoryTech expects CLEC’s other revenues will decrease by approximately $350,000 in the fourth quarter of 2006 associated with the loss of revenues from this contract. There will be a smaller associated level of decrease in cost of services associated with these revenue declines in the fourth quarter of 2006.

Long distance revenue was $1,252,000, which is $8,000 or 0.6% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Long distance revenue was $3,654,000, which is $49,000 or 1.4% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The long distance customer base increased 23 or 0.1% between September 30, 2005 and September 30, 2006. A combination of the slight increase in the customer base and higher long distance usage per customer resulted in increased revenues in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

Internet revenue was $1,072,000, which is $4,000 or 0.4% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to a reallocation of service package revenue, which is now being reflected in the data revenue.

Internet revenue was $3,355,000, which is $108,000 or 3.3% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase in Internet customers of 1,650 or 9.2% between September 30, 2005 and September 30, 2006.

Digital TV revenue was $386,000, which is $152,000 or 65.0% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Digital TV revenue was $990,000, which is $304,000 or 44.3% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in digital TV revenue for both the three and nine month periods ended September 30, 2006 compared to September 30, 2005 was primarily the result of the offering of digital TV in three additional communities in the latter half of 2005 and three additional communities in 2006, which resulted in a 1,681 or 65.3% increase in digital TV customers at September 30, 2006 compared to September 30, 2005.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) were $7,498,000, which is $67,000 or 0.9% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Decreases in costs associated with the Project SOCRATES, which ended in the third quarter of 2006, enabled the costs of services in the third quarter of 2006 to remain relatively static compared to the third quarter of 2005.

Cost of services (excluding depreciation and amortization) was $22,876,000, which is $487,000 or 2.2% higher in the nine months ended September 30, 2006 compared to the nine months ended June 30, 2005. The increase in cost of services in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to normal inflationary increases in labor and services such as transport costs. In the Telecom Sector, even when revenues are declining, particularly when the revenue decrease is for network access service to interexchange carrier customers, there is not a direct association between revenue trends and expense levels. Consequently, the level of cost of service can still have inflationary increases even when the volume of revenue has gone down.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $3,044,000, which is $152,000 or 5.3% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to a $190,000 increase in wages and benefits.

Selling, general and administrative expenses (excluding depreciation and amortization) were $8,429,000, which was $89,000 or 1.1% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Depreciation and Amortization:

Depreciation and amortization were $3,397,000, which is $274,000 or 8.8% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to an increase in network assets. The increase in depreciation and amortization in the third quarter of 2006 changes a trend of decreases initiated in the third quarter of 2005 when central office equipment became fully depreciated.

Depreciation and amortization were $9,895,000, which is $328,000 or 3.2% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in depreciation expense was primarily due to central office switching equipment becoming fully depreciated in the third quarter of 2005.

Operating Income and Income from Continuing Operations, net of tax:

Operating income was $4,354,000, which is $634,000 or 12.7% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Income from continuing operations, net of tax was $2,567,000, which is $403,000 or 13.6% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decreases in operating income and net income from continuing operations, net of tax were driven by the $274,000 increase in depreciation and amortization, the $152,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $141,000 decrease in revenue and the $67,000 increase in cost of services (excluding depreciation and amortization) described above.

Operating income was $13,539,000, which is $2,677,000 or 16.5% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Net income from continuing operations, net of tax was $8,095,000, which is $1,559,000 or 16.1% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decreases in operating income and net income from continuing operations, net of tax were driven by the $2,429,000 decrease in revenue, the $487,000 increase in cost of services (excluding depreciation and amortization) and the $89,000 increase in selling, general and administrative expenses (excluding depreciation and amortization) described above, but were partially offset by the $328,000 decrease in depreciation and amortization, also described above.

INFORMATION SOLUTIONS — The following table provides a breakdown of the Information Solutions Sector operating results.

INFORMATION SOLUTIONS SECTOR

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005
Revenues before eliminations:
Unaffiliated customers	$482	$519	$1,705	$1,921
Intersegment	972	1,056	3,249	3,239
	1,454	1,575	4,954	5,160
Cost of services (excluding depr. and amort.)	1,286	1,424	3,902	4,201
Selling, general and administrative expenses (excluding depreciation and amortization)	428	175	1,341	1,057
Depreciation and amortization	384	403	1,175	1,698

Operating loss	$(644)	$(427)	$(1,464)	$(1,796)
Net loss	$(393)	$(262)	$(897)	$(1,091)

Capital expenditures	$472	$866	$976	$1,424

Revenues:

Operating revenues from unaffiliated customers were $482,000, which is $37,000 or 7.1% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The addition of several new customers helped offset decreased volumes for several existing customers in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Operating revenues from unaffiliated customers were $1,705,000, which is $216,000 or 11.2% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This is primarily due to the fact that in June 2005, the Company recognized $369,000 in non-recurring license fees from the sale of SuiteSolutions to a customer. The addition of several customers and increased volumes for several existing customers, helped offset the loss of the non-recurring license fee revenue in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) were $1,286,000, which is $138,000 or 9.7% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to a $122,000 decrease in wages and benefits, which was the result of a reassignment of support staff, which are now being reflected in the selling, general and administrative expenses (excluding depreciation and amortization).

Cost of services (excluding depreciation and amortization) were $3,902,000, which is $299,000 or 7.1% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to a $272,000 decrease in wages and benefits, which was the result of a reassignment of support staff, which are now being reflected in the selling, general and administrative expenses (excluding depreciation and amortization), decreased software expense of $155,000 and decreased bad debt expense of $87,000, which was partially offset by increased maintenance contract expense of $91,000 and an increase in costs recognized from outsourced contractor work of $72,000.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $428,000 which is $253,000 or 144.6% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was largely due to an increase in wages and benefits of $190,000, which was the result of the reassignment of support staff of $122,000 in wages and benefits from cost of services (excluding depreciation and amortization) and normal inflationary increases in wages. Also contributing to the increase in selling, general and administrative expenses was a smaller percentage of expenses billed out through inter-company charges of $69,000.

Selling, general and administrative expenses (excluding depreciation and amortization) were $1,341,000, which is $284,000 or 26.9% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was largely due to an increase in wages and benefits of $431,000, which was the result of the reassignment of support staff of $272,000 in wages and benefits from cost of services (excluding depreciation and amortization) and normal inflationary increases in wages. Also contributing to the increase in selling, general and administrative expenses was a smaller percentage of expenses billed out through inter-company charges of $239,000 and a $72,000 increase in consulting fees, which were partially offset by $329,000 of one-time fees associated with the termination of leases in the second quarter of 2005 and a $56,000 decrease in post-retirement benefits.

Depreciation and Amortization:

Depreciation and amortization was $384,000, which was $19,000 or 4.7% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily due to several assets becoming fully amortized during the third quarter of 2006. The decrease in depreciation and amortization in the third quarter of 2006 compared to the third quarter of 2005 is lower than the decrease in depreciation and amortization in the second quarter of 2006 compared to the second quarter of 2005 due to billing software that became fully amortized in the second quarter of 2005.

Depreciation and amortization was $1,175,000, which was $523,000 or 30.8% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to billing software that became fully amortized in the second quarter of 2005.

Operating and Net Loss:

Operating loss was $644,000 in the three months ended September 30, 2006 compared to operating loss of $427,000 in the three months ended September 30, 2005. Net loss was $393,000 in the three months ended September 30, 2006 compared to net loss of $262,000 in the three months ended September 30, 2005. The increases in operating loss and net loss were driven by the $253,000 increase in selling, general and administrative expenses (excluding depreciation and amortization) and the $37,000 decrease in operating revenues from unaffiliated customers, described above, which were partially offset by the $138,000 decrease in cost of services (excluding depreciation and amortization) and the $19,000 decrease in depreciation and amortization, also described above.

Operating loss was $1,464,000 in the nine months ended September 30, 2006 compared to operating loss of $1,796,000 in the nine months ended September 30, 2005. Net loss was $897,000 in the nine months ended September 30, 2006 compared to net loss of $1,091,000 in the nine months ended September 30, 2005. The decreases in operating loss and net loss were primarily due to the $523,000 decrease in depreciation and amortization and the $299,000 decrease in cost of services (excluding depreciation and amortization), described above, which were partially offset by the $284,000 increase in selling, general and administrative expenses (excluding depreciation and amortization) and the $216,000 decrease in revenues from unaffiliated customers, also described above.

ENTERPRISE SOLUTIONS — The following table provides a breakdown of the Enterprise Solutions Sector operating results.

ENTERPRISE SOLUTIONS SECTOR

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005
Revenues before eliminations:
Installation	$844	$1,253	$1,999	$5,653
Service	2,441	2,149	6,568	6,092
	3,285	3,402	8,567	11,745
Cost of sales	2,310	2,139	5,668	7,844
Cost of services (excluding depr. and amort.)	403	573	1,241	1,401
Selling, general and administrative expenses (excluding depreciation and amortization)	895	715	2,598	2,616
Depreciation and amortization	25	28	81	91

Operating loss	$(348)	$(53)	$(1,021)	$(207)
Net loss	$(209)	$(31)	$(613)	$(123)

Capital expenditures	$—	$—	$29	$20

Revenues:

Enterprise Solutions Sector operating revenues were $3,285,000, which is $117,000 or 3.4% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Installation revenue was $844,000, which is $409,000 or 32.6% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease in installation revenue was primarily due to decreased sales and installations in the data product line of $448,000 and private branch exchange of $92,000, but was partially offset by increased sales in the small business system line of $131,000. Service revenue was $2,441,000, which was $292,000 or 13.6% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in service revenue was primarily due to increases of $464,000 in the move/add/change contract product line and $74,000 in the maintenance contract lines, offset by a decrease of $246,000 in the move/add/change time and material product lines.

Enterprise Solutions Sector operating revenues were $8,567,000, which is $3,178,000 or 27.1% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Installation revenue was $1,999,000, which is $3,654,000 or 64.6% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in installation revenue was primarily due to decreased sales and installations in the data product line of $3,014,000 and private branch exchange product line of $654,000, but was partially offset by an increase in the small business system product line of $14,000. In June 2005, the Enterprise Solutions Sector recognized a substantial installation contract with Minnesota State University—Mankato, Minnesota and South Central College in Mankato, Minnesota which is the primary reason for the large decrease in the data product line in 2006. Service revenue was $6,568,000, which is $476,000 or 7.8% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in service revenue was primarily due to an increase in activity in the move/add/change product lines of $308,000 and maintenance product lines of $168,000.

Cost of Sales:

Cost of sales was $2,310,000, which is $171,000 or 8.0% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primarily due to increases in materials of $238,000 and warranty adjustments of $79,000, but was partially offset by decreases in labor of $154,000.

Cost of sales was $5,668,000, which is $2,176,000 or 27.7% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, was largely the result of a $2,155,000 decrease in material costs due to lower installation work volume.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $403,000, which is $170,000 or 29.7% lower in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease was primarily the result of a decrease in inventory valuation expense of $111,000, and decreased operations staff and data engineering wages and benefits of $77,000, which was partially offset by an increase in miscellaneous expense of $20,000.

Cost of services (excluding depreciation and amortization) was $1,241,000, which is $160,000 or 11.4% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily the result of decreased operations staff and data engineering wages and benefits of $90,000, a decrease in inventory valuation expense of $52,000 and lower van leasing expenses of $19,000.

Telecommunications equipment supply markets have changed in recent years and have caused the Company to apply additional valuation methods, which estimate the lower of cost or market principle. The Company cannot predict the impact or timing, if any, of future inventory valuation changes.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $895,000, which is $180,000 or 25.2% higher in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to an increase in staff technician and administration wages of $65,000, an increase in sales commissions of $62,000, an increase in an increase in bad debt expense of $39,000, and an increase in computer expense of $8,000, but was partially offset by a decrease in incentive compensation expense of $10,000.

Selling, general and administrative expenses (excluding depreciation and amortization) were $2,598,000, which is $18,000 or 0.7% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Operating and Net Loss:

Operating loss was $348,000 in the three months ended September 30, 2006 compared to operating loss of $53,000 in the three months ended September 30, 2005. Net loss was $209,000 in the three months ended September 30, 2006 compared to net loss of $31,000 in the three months ended September 30, 2005. The increases in operating loss and net loss were primarily due to the $180,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), the $171,000 increase in the cost of sales and the $117,000 decrease in operating revenues described above, which were partially offset by the $170,000 decrease in the cost of services (excluding depreciation and amortization).

Operating loss was $1,021,000 in the nine months ended September 30, 2006 compared to operating loss of $207,000 in the nine months ended September 30, 2005. Net loss was $613,000 in the nine months ended September 30, 2006 compared to net loss of $123,000 in the nine months ended September 30, 2005. The increases in operating loss and net loss were primarily due to the $3,178,000 decrease in operating revenues, which was partially offset by the $2,176,000 decrease in cost of sales and the $160,000 decrease in the cost of services (excluding depreciation and amortization).

ENVENTIS — The following table provides a breakdown of the Enventis operating results.

ENVENTIS SECTOR

		Three Months Ended		Nine Months Ended
	September 30, 2006	June 30, 2006	March 31, 2006	September 30, 2006
(In Thousands)
Revenues before eliminations:
Enterprise Network Systems	$9,741	$11,144	$10,031	$30,916
Enterprise Transport Systems	4,231	4,034	4,053	12,318
	13,972	15,178	14,084	43,234
Cost of sales	7,183	8,456	7,683	23,322
Cost of services (excluding depreciation and amortization)	3,320	2,932	2,687	8,939
Selling, general and administrative expenses, (excluding depreciation and amortization)	2,057	2,291	2,410	6,758
Depreciation and amortization	732	768	737	2,237

Operating income	$680	$731	$567	$1,978
Net income	$403	$437	$338	$1,178

Capital expenditures	$1,240	$2,593	$507	$4,340

Revenues:

Enventis Sector operating revenues in the third quarter of 2006 were $13,972,000, which is $1,206,000 or 7.9% lower than in the second quarter of 2006. The decrease was attributable to lower sales of Cisco equipment than in the previous quarter. This decrease was offset by an increase in transport and Internet services revenue, which is more of a recurring revenue stream.

Cost of Sales:

Cost of sales in the third quarter of 2006, were $7,183,000, which is $1,273,000 or 15.1 % lower than in the second quarter of 2006. The decrease is directly related to the decreased sales of Cisco equipment described above.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) increased to $3,320,000 in the third quarter of 2006 from $2,932,000 in the second quarter of 2006, an increase of $388,000 or 13.2%. The increase was primary due to increased circuit and co-location costs of $178,000, which are directly related to increased transport revenue of $197,000. Also contributing to the increase in cost of services was increased staffing, which impacted wages and benefits and totaled approximately $191,000.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $2,057,000 in the third quarter of 2006, which is $234,000 or 10.2% lower than in the second quarter of 2006. The decrease was primarily due to a $61,000 decrease in wages and benefits, decreased equipment and repair costs of $33,000, decreased regulatory fees of $46,000 and a reduction in miscellaneous expenses of $38,000. Enventis selling, general and administrative expenses of approximately $550,000, $1,100,000 and $1,650,000 in the three, six and nine months ended September 30, 2006, respectively, were due to acquisition integration costs, which are one-time costs incurred in the first year after the acquisition and are not expected to recur in 2007.

Operating and Net Income:

Operating income decreased $51,000 or 7.0% to $680,000 in the third quarter of 2006 compared to the second quarter of 2006. The decrease was primarily due to lower revenues of $1,206,000 and increased cost of services (excluding depreciation and amortization) of $388,000 described above, which were partially offset by the decrease in cost of sales of $1,273,000 and decreased selling, general and administrative expenses (excluding depreciation and amortization) of $234,000, also described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash provided by operations was $15,560,000 in the first nine months of 2006 compared to $22,358,000 in the first nine months of 2005. Contributing to the decrease in the cash provided by operations is an increase in the outstanding accounts receivable balance of $2,637,000. This is primarily due to increased outstanding accounts receivable balances in the Enventis Sector. Also contributing to the decrease is provided by operations is an increase in inventory of $5,033,000 due to seasonal projects in the Telecom sector along with increased projects in process in the Enventis sector. This was partially offset by a decrease in prepaid inventory acquired in the Enventis acquisition of $3,529,000.

Cash flows used by investing activities were $16,616,000 in the first nine months of 2006 compared to $7,990,000 for the same period in 2005. Capital expenditures were $16,802,000 during the first nine months of 2006 as compared to $10,136,000 for the same period in 2005. Second quarter 2006 capital expenditures were incurred primarily to provide network enhancements, broadband data and video growth, and for the installation of fiber networks to transport customers. Management expects capital expenditures in the remainder of 2006 to be approximately $4,000,000.

Cash flows provided by financing activities were $1,574,000 for the first nine months of 2006 compared to cash flows used of $14,079,000 for the nine months of 2005. The increase in cash provided by financing activities was primarily due to the use of short-term financing in the Enventis Sector (see short-term financing arrangement below) of $5,734,000 and the increase in the HickoryTech credit facility of $990,000 in the nine months ended September 30, 2006 compared to a decrease in the HickoryTech credit facility of $7,750,000 in the nine months ended September 30, 2005.

WORKING CAPITAL

Working capital (i.e., current assets minus current liabilities) was $8,118,000 as of September 30, 2006, compared to working capital of $8,078,000 as of December 31, 2005. The ratio of current assets to current liabilities was 1.3 to 1.0 as of September 30, 2006 and 1.3 to 1.0 as of December 31, 2005.

SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility at September 30, 2006 totaled $5,734,000 as compared to $4,546,000 at June 30, 2006.

LONG-TERM OBLIGATIONS

HickoryTech’s long-term obligations as of September 30, 2006 were $141,898,000, excluding current maturities of $1,300,000 on debt and $339,000 on current maturities of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks which amended its previous credit facility. The credit facility is composed of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component. The term loan component is composed of two components which are defined as term loan B and term loan C. Under the terms of the credit facility, HickoryTech is required to make quarterly payments on the outstanding principal of the term loans beginning March 31, 2006. The outstanding principal balance of term loan B is $109,175,000 as of September 30, 2006, and is held in varying amounts by three of the lenders in the syndicate, U.S. Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011, with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,850,000 as of September 30, 2006, and is held entirely by Rural Telephone Finance Cooperative (RTFC). Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012, with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011.

Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or RTFC rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for an annual fee on any un-drawn commitment of the revolving credit facility, payable quarterly. The credit facility is collateralized by certain property, plant and equipment and contains covenants relating to cash flow and capital expenditures. The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance and to manage the Company’s exposure to interest rate fluctuations. The Company has complied by protecting approximately 63% of its outstanding debt balance.

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

HickoryTech’s Information Solutions Sector leases certain computer equipment under capital lease arrangements. During the nine months ended September 30, 2006 and 2005, this sector recorded additions to property, plant and equipment of $162,000 and $666,000, respectively, related to these capital lease arrangements.

CONSTRUCTION PLANS

Beginning in 2004, HickoryTech embarked on a five-year network enhancement program in its core telephone property in Mankato in support of its broadband service strategy. Management believes that the enhancement will support the broadband product deployment strategies of the future, as well as serving as defense against competition. These upgrades will give HickoryTech the capability to offer more diversified services to its core customer base. In addition, the Company continues to invest capital in the Enventis Sector to enhance its Internet Protocol backbone, to deploy Multi-protocol Label Switching services and for success-based new sales (directly related to revenue increases). In addition, the Company has devoted capital expenditures to digital TV expansion in several new communities outside Mankato. The total capital expenditure program in 2006 for all HickoryTech companies is estimated to be $21,000,000.

OTHER

HickoryTech operates with original equity capital, retained earnings and recent additions to indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital and debt relative to its ability to generate operating cash flow is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Quarterly Report on Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2005. HickoryTech adopted SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and has chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS No. 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated useful life of equity instruments, stock volatility, interest rates and vesting terms. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 9 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate protection agreements with remaining maturities of twenty-one months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2006, HickoryTech’s interest expense would have increased by $281,000. There have not been any material changes over the first nine months of 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls.

As disclosed in HickoryTech’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company was working to implement an internal control structure at Enventis, a wholly owned subsidiary of the Company acquired on December 30, 2005. The Company has fully implemented the internal control structure at Enventis as of the third quarter of 2006. Testing of these controls is currently underway, and the Company expects to have its Enventis subsidiary fully compliant with company-wide internal control policies by December 31, 2006.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company was working to fully incorporate new enterprise resource planning (ERP) software into its procedures for internal control over financial reporting. As of January 1, 2006, the Company began using the following modules located within the ERP software: general ledger, purchasing, accounts payable, billing, accounts receivable, inventory, asset management, payroll, time and labor, and project costing. Two other modules, benefits administration and human resources, were implemented in 2005 and were being used as of January 1, 2006. The Company has fully incorporated the internal control structure surrounding this software as of the second quarter of 2006. Testing of these controls is currently underway. The Company expects its new ERP system will be fully tested for internal control over financial reporting for the period ending December 31, 2006.

There have been no other changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Other than routine litigation incidental to HickoryTech’s business, there are no pending material legal proceedings to which HickoryTech is a party or to which any of its property is subject.

Item 1A  Risk Factors.

The following risk factors previously disclosed in Item 1A, “Risk Factors,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have been updated to reflect new information.

We may not be able to successfully introduce new products and services.

Our success depends upon our ability to successfully introduce new products and services, such as the ability of our competitive local exchange carrier (CLEC) business to provide competitive local service in new markets, the ability of our Information Solutions Sector (which is a billing and data services company) to implement, market, and sell its SuiteSolution billing system, our ability to offer bundled service packages on terms attractive to our customers, our ability to successfully expand our long distance, Internet and digital TV offerings to new markets, our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers and the ability of Enventis to provide transport solutions and competitive Internet Protocol services, including telecommunications and network solutions.

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

Over the past several years, we have experienced lower customer demand for our billing services out of our Information Solutions Sector due to the reluctance of customers to spend capital dollars on billing software and services offered by our Information Solutions Sector. We do not know whether customer demand for these services will increase. Also, our Enterprise Solutions Sector has experienced reduction of demand for its products and services. During downturns in the economy and during periods of technology migration, customers are hesitant to spend capital dollars on telephone and communications equipment offered by Enterprise Solutions as they seek to retain the use of their existing systems. We cannot estimate when customer demand for Enterprise Solutions’ products and services will increase.

We may not be able to manage our growth effectively.

Our ability to manage our growth effectively, including our ability to integrate the operations of new businesses internally developed or external businesses acquired into our operations, may adversely affect our business results of operations and financial condition. In addition, our ability to achieve projected economies of scale and cost savings, meet pro forma cash flow projections in valuing newly acquired businesses, successfully absorb the impact of changes in accounting policies as required by GAAP, manage the working capital needs of our businesses and generate cash flow to service our debt, conform with existing debt covenants and negotiate new debt facilities, and identify future acquisition opportunities for growth may also adversely affect our business results of operations and financial condition.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

As a result of adverse conditions in the communications market and non-communication market for Enventis Network Service customers, some of our customers have experienced and may continue to experience serious financial difficulties. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. It is possible those customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse affect on our results of operations and financial condition. We currently manage this exposure through an allowance for doubtful accounts. An unexpected bankruptcy or default from a customer may not be fully reserved in our allowance. In addition, some of our competitors engage in financing transactions with some of their customers for the purchase of equipment. To remain competitive, it may become necessary for us to offer similar financing arrangements. If such financings occur, it would be our intent to sell all or a portion of these commitments and outstanding receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit 10.1 Employment Agreement between the Company and John W. Finke, President and Chief Executive Officer of the Company dated August 10, 2006 (incorporated by reference from the Current Report on Form 8-K of the Company filed August 16, 2006).

Exhibit 31.1 Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2006	HICKORY TECH CORPORATION

	By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer