Form 10-K
period 2006-12-31
HICKORY TECH CORP
filed 2007-03-14
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number:  0-13721

HICKORY TECH CORPORATION

Minnesota	41-1524393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

221 East Hickory Street

P.O. Box 3248

Mankato, Minnesota  56002

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  800-326-5789

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $87,106,103 based on the last sale price of $7.00 on The NASDAQ Stock Market, LLC.

The total number of shares of the registrant’s common stock outstanding as of February 28, 2007:  13,237,645.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2007 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2006 Annual Report on Form 10-K and other documents filed by HickoryTech Corporation (“HickoryTech,” the “Company,” we, us or our) under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, projects, will, continues, and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements.  Risks and uncertainties include:

•                  Those identified under “Business”

•                  Those identified under “Risk Factors”

•                  Those identified under “Managements Discussion and Analysis of Financial Condition and Results of Operations”

•                  Technological development and changes in the telecommunications industry

•                  Changes in price and service competition

•                  Changes in federal and state regulation and the rules and regulations enacted pursuant to legislation

•                  Regulatory limits on our ability to change pricing

•                  Possible changes in demand for our products and services

•                  Changes in general industry, market conditions, and growth rates

•                  Changes in interest rates or other general national, regional or local economic conditions

•                  Governmental and public policy changes

•                  Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles, and

•                  Continued availability of financing in the amounts and or the terms and conditions necessary to support our future business

Due to the uncertainties listed and the fact that any forward-looking statements made by HickoryTech and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance. Except where required by law, HickoryTech disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

GENERAL INFORMATION

We maintain a website at (http://www.HickoryTech.com) to provide information to the general public, customers, shareholders and potential investors about our products, services, general information about our company, its management, and financial reports and news. Copies of our most recent Annual Report or Form 10-K, our Quarterly Reports on Form 10-Q and other reports filed with the Securities and Exchange Commission (SEC), can be obtained, free of charge, as soon as reasonably practical after such material is electronically filed, or furnished to the SEC. To obtain this information call our investor relations department at 507-387-3355, or provide an email request through our website, or write a request addressed to:

Investor Relations

HickoryTech Corporation

PO Box 3248

221 East Hickory Street

Mankato, MN  56002-3248

Our Board of Directors has adopted a Code of Ethics that is applicable to all of our directors, the chief executive and chief financial officer, and to employees involved in financial reporting. All employees of the Company have adopted a Code of Conduct and undergone extensive training on this code and on ethics. Our Board of Directors has also adopted written charters for all its committees that comply with the NASDAQ Stock Market, LLC. Copies of the committee charters are available on our website or upon request by contacting our Investor Relations department at 507-387-3355 or by writing the Investor Relations department at the address noted above.

All information contained in this 2006 Annual Report on Form 10-K is electronically filed with the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may also read and copy any materials that HickoryTech files with the SEC at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1.     Business.

GENERAL

HickoryTech is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. It is operated in two business segments: the Telecom Sector and the Enventis Sector. HickoryTech’s core business is its Telecom Sector, which consists of two product lines. The first product line of the Telecom Sector is the operation of three incumbent local exchange carriers (ILEC) and the operation of a competitive local exchange carrier (CLEC), which HickoryTech initiated in 1998, and its associated competitive services of long distance and Internet access. The second product line of the Telecom Sector is National Independent Billing, Inc. (NIBI), which provides data processing services to the telecommunications industry. In December 2003, HickoryTech sold what had been a third product line of the Telecom Sector, which provided wireless telecommunications services to customers in southern Minnesota and its surrounding area, along with an area surrounding Minneapolis/St. Paul. All financial statements and schedules have been restated to reflect wireless operations as discontinued operations.

On December 30, 2005, HickoryTech purchased Enventis Telecom (Enventis). Enventis is a Minnesota-based regional provider of integrated fiber network, Internet Protocol (IP) Telephony, and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest. Enventis had formerly been a wholly owned subsidiary of another public corporation.

In December 2006, HickoryTech sold what had been a third business segment (Enterprise Solutions), which provided telephone, data and IP equipment sales and service. All financial statements and schedules have been restated to reflect Enterprise Solutions operations as discontinued operations.

Operating results for NIBI, which had previously been reported in the Information Solutions Sector, have been recasted to be included in the Telecom Sector to consolidate our reporting for similar operations for all years presented. With the addition of Enventis, NIBI became a small proportion of the overall HickoryTech operations, measured on relative revenues, operating income, manpower, strategic growth potential and on several other levels. The primary internal user of NIBI services is the Telecom Sector. NIBI activities are of strategic value to HickoryTech, primarily because of the support services it provides to the Telecom Sector. The goals and objectives, and the way the NIBI product line is run, are closely aligned with that of the Telecom Sector. Due to the previously mentioned reasons, the NIBI product line was combined with the Telecom Sector in 2006 and all comparative results were recasted to conform to the current presentation.

The HickoryTech parent company was incorporated in Minnesota in 1985 and replaced Mankato Citizens Telephone Company (formed in 1898) as the parent company.

The seven current subsidiaries of HickoryTech and the business segments in which they operate are:

TELECOM SECTOR

•                  Mankato Citizens Telephone Company (MCTC)

•                  Mid-Communications, Inc. (Mid-Comm)

•                  Heartland Telecommunications Company of Iowa, Inc. (Heartland)

•                  Cable Network, Inc. (CNI)

•                  Crystal Communications, Inc. (Crystal)

•                  National Independent Billing, Inc. (NIBI)

ENVENTIS SECTOR

•                  Enventis Telecom, Inc. (Enventis)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements for the Telecom Sector include the financing of construction of networks, which consists of switches and cable, data, IP and digital TV. Capital requirements are also needed for maintaining a high amount of fixed assets, capital for software development, paying payroll costs of highly skilled labor, maintaining inventory to service capital projects and network and telephone equipment customers, and providing for the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business. Working capital requirements for the Enventis Sector include the construction of fiber/optical equipment, IP equipment, capital for payroll costs, the carrying value of accounts receivable, work-in-process and inventory.

The materials and supplies that are necessary for the operation of the businesses of HickoryTech and its subsidiaries are available from a variety of sources. All of HickoryTech’s central office switches are supplied by Nortel. A majority of HickoryTech’s equipment sold in its Enventis Sector are supplied by Cisco. Nortel and Cisco are leading suppliers of communications and data equipment, and HickoryTech’s dependence on these brands is not viewed as a significant risk.

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

On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks, which amended its previous credit facility. The proceeds were used to carryover the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility, and pay costs associated with the acquisition of Enventis (see Note 3 to the Notes to the Consolidated Financial Statements).

DISPOSITIONS

Effective December 31, 2006, HickoryTech sold Collins Communications Systems Co. “Collins” to Skyview Capital, LLC “Skyview”. The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of the Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years based on financial targets reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement also contains a service agreement, whereby Skyview agrees to provide customer support as a subcontractor for HickoryTech’s Nortel equipment business. This agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

On December 15, 2003, HickoryTech sold its wireless business, MSWC, to Western Wireless Corporation (WWC). The consolidated statements of operations for all periods presented have been restated to reflect wireless operations as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about HickoryTech’s industry segments is included on pages 24 to 28 and pages 53 to 55 of this 2006 Annual Report on Form 10-K.

INDUSTRY SEGMENTS

HickoryTech reports the business operations of the ILEC and CLEC and their associated services, and data processing (NIBI) services as a single segment referred to as the Telecom Sector. The results of operations of the Enterprise Solutions Sector are reported as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements). The other business segment is the Enventis Sector.

TELECOM SECTOR

HickoryTech’s Telecom Sector provides local exchange wireline telephone service, long distance, dial-up and broadband Internet access, and owns and operates fiber optic cable facilities. This Sector includes three ILEC’s: MCTC, Mid-Comm and Heartland. MCTC and Mid-Comm provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa. In total, there are twenty-three ILEC exchanges within the Telecom Sector.

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access, and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges in Minnesota and three communities, encompassing two exchanges in Iowa that are not in HickoryTech’s ILEC service areas. Crystal also provides digital TV service in eight Minnesota communities in addition to its telephone services described above. They include St. Peter, initiated in 2001; Waseca in 2004; New Richland, Ellendale and St. Clair in 2005; and Faribault, Lake Crystal and Eagle Lake in 2006, all of which are communities where HickoryTech provides telephone service either as an ILEC or CLEC. In September 2006, the Janesville City Council approved a cable television franchise, which will make digital TV services available to the entire community by the spring of 2007. In October 2006, the City Councils of both Mankato and North Mankato unanimously approved cable television franchise agreements, which will allow HickoryTech to offer digital TV services in those communities and is targeted to begin in the second quarter of 2007.

The Telecom Sector also includes NIBI, which provides data processing and related services, principally for HickoryTech companies, other local exchange telephone companies, CLEC’s, interexchange network carriers, wireless companies and cable TV providers. NIBI’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech companies as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. NIBI has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution is comparable in the majority of functional elements to similar products/companies providing end user billing services for small to medium-size independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution, which are based on “Request for Proposal” responses, are more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. NIBI counts 18 to 20 companies as its primary competitors in marketing to small to medium-size independent wireline and wireless service providers in North America. SuiteSolution does not utilize uniquely patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its Telecom Sector, in addition to its Enventis Sector. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILEC’s and CLEC are the primary users of the fiber optic cable facilities in the Telecom Sector. None of the remaining companies in the Telecom Sector experienced major changes in operations during 2006 or 2005, other than the cumulative effect of repeated periodic declines in network access revenues and the gradual erosion of access lines in service, which has reduced the profitability of this Sector.

MCTC derives its principal revenues and income from local services charged to subscribers in its service area, access services charged to interexchange carriers and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenues and income for Mid-Comm are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. Heartland derives its principal revenues and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of HickoryTech’s ILEC subsidiaries by connecting the communications networks of interexchange and wireless carriers with the equipment and facilities of end users through its switched networks or private lines. Network access revenue accounted for 22.5%, 42.8% and 44.9% of total revenue for HickoryTech in 2006, 2005 and 2004 respectively. The lower percentage in 2006 is primarily due to the Enventis acquisition. Without the Enventis Sector, access revenues would have accounted for 39.8% of the total revenue for HickoryTech in 2006.

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

Alternatives to HickoryTech service include customers leasing private lines in lieu of switched voice services and data services in or adjacent to the territories served by HickoryTech, which permits the bypassing of local telephone switching facilities. Additionally, services provided by other companies utilizing various Internet, wireline or wireless technologies permit bypass of the local exchange network. Cable TV companies also provide Internet, Digital Subscriber Line (DSL) and voice services in our markets. These alternatives to the local exchange service represent a potential threat to HickoryTech’s long-term ability to provide local exchange service at economical rates.

Competition exists in several of HickoryTech’s ILEC service areas. A municipality has overbuilt Heartland’s network in one community in Iowa and now serves over half of that market. Additionally, cable TV providers are offering voice services in several Heartland communities, two Mid-Comm communities and are also poised to do so in additional exchanges, including Mankato. MCTC, Mid-Comm, Heartland and Crystal are also periodically engaged in negotiations or renegotiations of arrangements for network interconnections and potential unit price declines with other wireline carriers and various wireless service providers. Although competition from these various sources may result in reduced revenue, HickoryTech cannot, at this time, estimate the potential impact related to these events or negotiations.

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

Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges in Minnesota, as well as three communities, encompassing two exchanges in Iowa. Crystal has also been granted the necessary authority to provide service in another ILEC community in Northwest Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers and is providing digital TV in one community served by Mid-Comm, as well as seven CLEC communities.

CLEC activities require Crystal to file for authority to operate with the appropriate public utilities commission (PUC) in each state it serves. Crystal competes directly against existing ILEC’s in the areas in which it operates. Crystal competes directly with incumbent cable TV providers and satellite for its high speed internet and digital TV services. Crystal is presently providing these services under franchise agreements with local communities. Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenues.

HickoryTech is investigating a potential civil dispute being discussed with a municipality regarding contract payments from HickoryTech to the municipality in support of the Company’s CLEC product line. While no formal dispute or claim has been filed, HickoryTech and the municipality have exchanged letters outlining their disagreement. No estimate of the impact, if any, related to this item can be made by the Company at this time.

ENVENTIS SECTOR

On December 30, 2005, HickoryTech acquired Enventis. Through Enventis, HickoryTech provides integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g. health care, government and education). Other local fiber rings connect the Enventis network to the local telephone company’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers through facilities that are primarily leased from third parties. Enventis has business relationships with Cisco Systems, Inc. and is recognized by Cisco as a Gold Partner. The relationship with Cisco Systems, Inc. is a strategic partnership of Cisco (as the supplier) and HickoryTech (as the distributor). Enventis is a regional leader in deploying leading edge technologies such as IP call centers. Enventis has offices located in Plymouth, Duluth and Rochester, Minnesota and Sioux Falls, South Dakota. Enventis provides converged IP services that allow all communications (e.g. voice, video and data) to use the same fiber optic-based delivery technology.

Enventis’ product portfolio includes Encompass Unified Communications (Encompass), which serves small-to-medium-sized businesses. Encompass is a hosted or managed IP communications service including local and long distance voice; business IP telephony via hosted IP private branch exchange; unified messaging (a single inbox for voicemail, e-mail, and fax), and dedicated Internet access. Encompass leverages Voice over Internet Protocol (VoIP) or IP telephony over a private connection, minimizing upfront capital investment and information technology management overhead. VoIP enables advanced functionality, voice interoperability with PCs, and scalability. Enventis has been granted authority to operate from the PUCs in Minnesota and Wisconsin for private line services that are subject to minimal regulation. Enventis has been granted Minnesota authority to provide regulated local telephone (voice) services. Those services are provided primarily in a fashion that augments its VoIP service. Services provided by Enventis compete directly with those from ILEC’s and other providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

ENTERPRISE SOLUTIONS SECTOR

Effective December 31, 2006, HickoryTech sold Collins to Skyview. The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of the Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years based on financial targets reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement also contains a service agreement, whereby Skyview agrees to provide customer support as a subcontractor for HickoryTech’s Nortel equipment business. This agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

EMPLOYEES

We employ approximately 400 employees most of whom are based in Minnesota. A total of approximately 283 employees are located at our headquarters in Mankato, MN. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers approximately 93 of our employees and expires in March 2007. Negotiations for this agreement are currently in progress. There have been no work stoppages or strikes by our IBEW employees in the past 30 years and we consider our labor relations to be good.

INTELLECTUAL PROPERTY

We believe we have trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. The HickoryTech logo is a registered trademark of the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

OTHER REGULATION

The effects of telecommunications regulation on the Company’s business is discussed in the business sector discussion above. HickoryTech does not anticipate any material effects on its earnings, capital expenditures or competitive position because of laws pertaining to the protection of the environment.

OTHER COMPETITION

The effects of telecommunications regulation on the Company’s business is discussed in the business sector discussion above. HickoryTech’s business strategy has been to position itself as a quality communications services provider. Long-term business relationships with its customers have strengthened HickoryTech’s business position. HickoryTech believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ communications needs. HickoryTech has several competitive advantages: price, service, investment in technology; direct billing relationship with almost all of the customers in its service territories and is positioned to offer a wide range of wired communications service from one source.

As an integrated communications and equipment service provider to businesses through its Enventis Sector, HickoryTech differentiates itself from competition with its unique affiliation with an operating telecom company, strategic network and its ability to respond quickly.

The long-range effect of competition on the provision of communications services and equipment will depend on technological advances, regulatory actions at both state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry. It is imperative to HickoryTech that competition in this industry be fostered with equal amounts of responsibility, regulation and opportunity for all providers.

Item 1A.    Risk Factors.

Our business faces many risks, all of which may not be described below. Additional risks of which we are currently unaware or believe to be immaterial may also result in events that could impair our business operations. If any of the events or circumstances described in the following risks actually occur our business, financial condition or results of operations may suffer, and the trading price of our stock could decline.

Risk related to Our Business

A lack of parity between us and our competitors concerning regulatory fees and assessments and tax laws could adversely impact our ability to profitably compete. The telecommunications industry is heavily taxed and assessed. As regulated entities, we serve as the pass-through entity responsible for charging and collecting the fees and taxes from our end-user customers and remitting the monies collected to the taxing and regulatory authorities. Unless regulators and taxing authorities change or clarify their rules and regulations to include our competitors, or deregulate and exclude us, the lack of parity could adversely impact our ability to effectively compete on price.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place. Consolidation may impact our business as our customers focus on integrating their operations. We believe that in certain instances customers engaged in integrating large-scale acquisitions may scale back their purchases of network equipment and network services while the integration is ongoing. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing. After a consolidation occurs, there can be no assurance that we will continue to supply equipment or network services to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

Many of our competitors are major communications companies that have more extensive resources. We compete in our various markets with regional telephone companies and cable companies, with large-scale network providers, and all the wireless, Internet and long distance competitors. Many of these companies have substantially greater financial and marketing resources as well as greater name recognition than ours. In addition, given their financial resources and scale, these companies may be able to devote more capital to newer technologies and/or use their cost advantages to reduce prices for an extended period of time.

Shifts in our product mix may result in declines in operating profitability. Possible changes in the demand for our products and services including lower-than-anticipated-demand for telephone services, reductions in access lines per household or minutes of use volume associated with telephone service, declines in demand for data processing services or billing systems for NIBI, in communication and data equipment for the Telecom and the Enventis Sectors, migration in technology from circuit switched to IP based technology for services for all Sectors, and for network solutions for our Telecom and Enventis Sectors, may result in lower operating profitability. In addition, our operating profitability could decrease based on the amount of new products we sell that have lower startup operating profitability than our existing products and services. All of these factors could reduce our operating profitability. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Technological advances in the telecommunications industry create increased operating costs. The telecommunications industry has seen ever increasing technological advances over the past several years. These technological advances increase costs to maintain and improve networks and provided top-end communication products and services that are demanded by our customer base in order to stay competitive with other companies that offer similar services. Innovation in the IP network migration of switched communication services as well as in our communication system products may create challenges to our ability to provide high-quality service and may create reduced demand as customers wait to study their choices. Wireless communications, mobile/non-fixed point service and various Internet and satellite communication innovations also create technological competition for us.

The telecommunications industry is highly competitive. The Telecommunications Act of 1996 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an ILEC in a number of franchised areas, as well as competing in a number of markets against other established incumbents. The differentiating competitive factors include products and service, technology advancement, reputation and price. Competition has increased in many of the markets that we serve and encompasses a majority of the lines serviced in those markets. This enhances the risk that we may not be able to respond on a timely or profitable basis. In addition, other telecommunication carriers look to stay competitive by altering their choice of networking routes, points of interconnection, technology or signaling protocol, and other telecommunication issues, all which could have a material adverse affect on our profitability.

We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the communications industry, we depend heavily on other telecommunications companies, network providers, program service providers, and equipment vendors, to deliver our services. In addition, we are dependent on easements, franchises, and licenses from various private and public entities in order to construct and to operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify. The Telecommunications industry is highly competitive, as explained in the previous section. We may not be able to successfully anticipate and respond to various competitive factors affecting our industry, including regulatory and technology changes that may affect our competitors and us differently, changes in consumer and commercial preferences, demographic trends and discount pricing strategies by our competitors. We also now face competition from cable TV companies, who are providing Internet, DSL and voice services in our markets.

We may be nearing the end of the growth phase of our CLEC edge-out strategy initiated in 1998, as the additions for market share penetration in CLEC communities is surpassed by competition and customer churn. We have experienced a slight decline in our CLEC customer base. We have reached a level of penetration in the majority of our CLEC communities where competition and other communication alternatives have increased our customer churn. This enhances the risk that we may experience a future erosion of our customer base in our CLEC markets.

We may not be able to successfully introduce new products and services. Our success depends upon our ability to successfully introduce new products and services, our ability to offer bundled service packages on terms attractive to our customers, our ability to successfully expand our long distance, Internet, and digital TV offerings to new markets, our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers, the ability of Enventis to provide transport solutions and competitive IP services, including telecommunications and network solutions, and the ability of our CLEC business to provide competitive local service in new markets

We may not accurately predict technological trends or the success of new products in these markets. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. In addition, we do not know whether our products and services will meet with market acceptance or be profitable. Many of our competitors have greater resources than we do. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, if we have any significant delays in product development or introduction, or if any of our relationships with our vendors are negatively impacted, our business, operating results and financial condition could be materially adversely affected.

We operate our network and our business under contracts and franchises that are subject to non-renewal or termination. Our network operates pursuant to franchises, permits or rights from public and private entities, which are terminable if we fail to comply with material terms of the authority we receive. These permits, and many contracts we utilize in our network, have fixed terms and must be renewed periodically. Our success is dependent on continuing these relationships without material increase in our expenses or restrictions on our use.

Risk related to the Management of Our Operations

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss. Shortcomings or failures in our internal processes, people or systems could impair our liquidity, disrupt our business, result in liability to customers or regulatory intervention, damage our reputation or result in financial loss. For example, our telephone operations rely on a central switch to complete local and long distance phone calls to various customers. An interruption in the switch operations could lead to interrupted service for customers. To be successful, we will need to continue providing our customers within a high capacity, reliable and secure network. Disruptions or system failures may cause interruptions in service or reduced capacity for customers. In addition, our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, thereby adversely affecting our ability to process transactions. Our inability to accommodate an increasing volume of transactions also could constrain our ability to increase revenues and expand our businesses. Despite the existence of contingency plans and facilities, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which these businesses are located.

Employee misconduct is difficult to detect and prevent, and may have an adverse effect on the Company’s business. Although we have not experienced any significant employee misconduct to date, there have been a number of highly publicized cases with other companies involving fraud or other misconduct by employees in recent years, and we may run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions that we take to prevent and detect this activity may not be effective in all cases.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependant on the talents and efforts of highly skilled individuals in the operations of our telecommunication businesses, including telephone operations, billing software development and telecommunications equipment sales and service. Technological advances force our employees to upgrade their knowledge base continually in order to keep pace with these advances. Our ability to compete effectively depends upon our ability to attract new qualified employees and retain and motivate our existing employees. In addition, we may acquire additional businesses in the future and our success will depend, in part, upon our ability to retain and integrate personnel from acquired businesses who are necessary to the continued success or the successful integration of these acquired businesses.

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our 2005 acquisition of Enventis, our mix of operating results differs from the operations upon which our historical financial statements are based. Our mix of operating assets is different. Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

We may not be able to manage our growth effectively. Our ability to manage our growth effectively, including our ability to integrate the operations of new businesses internally developed or external businesses acquired into our operations, may adversely affect our business results of operations and financial condition. In addition, our ability to achieve projected economies of scale and cost savings, meet cash flow projections in valuing newly acquired businesses, successfully absorb the impact of changes in accounting policies as required by generally accepted accounting principles, manage the working capital needs of our business and generate cash flow to service our debt, conform with existing debt covenants and negotiate new debt facilities, and identify future acquisition opportunities for growth may also adversely affect our business results of operations and financial condition.

Risk related to Regulations

As an ILEC in our service area, we are subject to regulation that is not applicable to our competitors. Federal regulations require us to, among other things, share facilities, allow unbundled access to our network and resale of our services purchased at wholesale rates, file tariffs for network access charges, maintain certain accounting records, and file certain regulatory reports. As our business becomes increasingly competitive, these regulatory disparities could impede our ILEC business’s ability to compete in the marketplace, which, in turn, could have a material adverse effect on our business.

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

Changes to laws and regulations to which we are subject, and the introduction of new technologies, may result in reduction of revenues from network access charges. Access charges, which are intended to compensate us for originating, terminating or transporting other carriers’ calls on our network, accounted for approximately 23% of our total revenue in 2006. The large national carriers who pay these charges have advocated in the past, that access charges they are required to pay should be reduced. And some network providers have argued that access charges do not apply to specific types of their traffic. Emerging technologies, such as VoIP, has caused a debate about whether access charges apply. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels, and our ability to enforce the historical rules for collecting these revenues, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenues and costs of our ILEC and CLEC operations.

Risk related to Financial Aspects of Our Company

A failure to maintain effective internal controls could adversely affect our business. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of other companies that we acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation or to the efficacy of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Customer payment defaults could have an adverse effect on our financial condition and results of operations. As a result of adverse market conditions, some of our customers may experience serious financial difficulties. Some of the interexchange carriers and long distance companies which utilize our network are our largest customers when it comes to recurring revenue. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. It is possible those customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition. We currently manage this exposure through an allowance for doubtful accounts. An unexpected bankruptcy or default from a customer may not be fully reserved in our allowance. In addition, some of our competitors engage in financing transactions with some of their customers for the purchase of equipment. To remain competitive, it may become necessary for us to offer similar financing arrangements. If such financings occur, it would be our intent to sell all or a portion of these commitments and outstanding receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

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

Our indebtedness could restrict our operations. As of December 31, 2006, we had $143,089,000 of total indebtedness, including current maturities. We refinanced our indebtedness in December 2005. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and mat be accentuated by the lack of liquidity in our stock.  The factors that may cause such fluctuations include, without limitation:

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

•                  general economic conditions in the United States or internationally; and

•                  rumors or speculation regarding HickoryTech’s future business results and actions.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates. Market fluctuations could affect our results of operations and financial condition adversely. At times, we reduce this risk through the use of derivative financial instruments. However, we do not enter into derivative instruments for the purpose of speculation. We have entered into these interest rate protection agreements, which have remaining maturities of eighteen months, in order to manage our exposure to interest rate movements. If interest rates fail to rise as anticipated when the instruments were acquired, the affect on the Company will be that it will experience higher-than-market-rate interest expense, and have paid for protection which wasn’t needed. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2008. This could affect our future interest expense level.

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

Item 1B. Unresolved Staff Comments.

There are no written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.    Properties.

HickoryTech’s business is primarily focused on the provision of service and its properties are used for administrative support and to store and safeguard equipment. At December 31, 2006, HickoryTech’s gross property, plant and equipment of $309,264,000 (net balance of $152,835,000) consisted primarily of telephone switches, cable, fiber optic networks and network equipment. HickoryTech owns or leases the telephone property, plant and equipment that it utilizes to operate its telephone systems. The three ILEC subsidiaries of HickoryTech in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. HickoryTech’s Telecom Sector owns the telephone network, including telephone outside plant, fiber optic cable and central office equipment, over which they provide services to its customers. HickoryTech’s Enventis Sector owns, or has indefeasible rights to use, or has long-term leasing commitments to its extensive fiber optic network and switching system. It is the opinion of HickoryTech’s management that the properties of HickoryTech are suitable and adequate to provide modern and effective telecommunications services within its service areas, including local dial-tone, long distance service, dedicated and switched long-haul transport.

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

(4)                            Crystal leases office space of approximately 6,800 square feet in Mankato, Minnesota and approximately 6,000 square feet in Urbandale, Iowa.

(5)                            NIBI owns a four-level building in Mankato, Minnesota containing approximately 17,000 square feet.

(6)                            Enventis leases approximately 13,000 square feet of office space in Plymouth, Minnesota for general offices, technology services, and system support.

(7)                            Enventis leases approximately 7,500 square feet in Duluth, Minnesota for general offices and the network operations center.

(8)                            Enventis leases approximately 1,700 square feet in Rochester, Minnesota for general offices and a network equipment facility.

(9)                            Enventis leases approximately 800 square feet in Sioux Falls, South Dakota for general offices.

Item 3.    Legal Proceedings.

There are no material pending legal or governmental proceedings directly involving HickoryTech or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters, incidental to the business of HickoryTech and its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2006 Annual Report on Form 10-K.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of HickoryTech is traded on The NASDAQ Stock Market under the symbol “HTCO”.

The following table sets forth for the period indicated the high and low closing sales price of the common stock.

		High	Low	End of Qtr.
2006	4th Quarter	$7.50	$6.85	$7.15
	3rd Quarter	$7.22	$6.93	$7.00
	2nd Quarter	$8.20	$6.61	$7.00
	1st Quarter	$8.95	$7.95	$8.43

2005	4th Quarter	$8.70	$7.75	$7.89
	3rd Quarter	$9.47	$8.11	$8.80
	2nd Quarter	$10.47	$8.00	$8.07
	1st Quarter	$11.25	$10.16	$10.16

As of February 15, 2007, there were 1,470 registered shareholders and 2,168 beneficial owners of HickoryTech stock.

HickoryTech has declared quarterly dividends on its common stock of $0.12 per share for the two years ended December 31, 2006 and 2005. A quarterly cash dividend of $0.12 per share will be paid on March 5, 2007 to stockholders of record at the close of business on February 15, 2007.

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. “Total shareholder return” assumes the investment of $100 in HickoryTech’s common stock, the Russell 2000 index and the NASDAQ Telecommunication Index on December 31, 2001 and reinvestment of all dividends.

Total Return to Shareholders (Includes reinvestment of dividends)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hickory Tech Corporation, The Russell 2000 Index

And The NASDAQ Telecommunications Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.           Selected Financial Data.

(Dollars in Thousands, Except Per Share Amounts)

	2006	2005	2004	2003	2002
FOR THE YEAR:
Operating Revenues (A)
Telecom Sector (L)	$74,896	$77,922	$78,807	$78,545	$75,357
Enventis Sector	58,005	—	—	—	—
Total Revenues	$132,901	$77,922	$78,807	$78,545	$75,357

Income from Continuing Operations	$5,235	$8,566	$8,681	$9,096	$6,087

PER SHARE:
Basic EPS - Continuing Operations	$0.40	$0.65	$0.66	$0.65	$0.43
Basic EPS - Discontinued Operations	(0.23)	—	(0.08)	(1.57)	(1.62)
	$0.17	$0.65	$0.58	$(0.92)	$(1.19)

Fully Diluted EPS - Continuing Operations	$0.40	$0.65	$0.66	$0.65	$0.43
Fully Diluted EPS - Discontinued Operations	(0.23)	—	(0.08)	(1.57)	(1.61)
	$0.17	$0.65	$0.58	$(0.92)	$(1.18)
Cash Dividends Per Share	$0.48	$0.48	$0.44	$0.44	$0.44

AT YEAR END:
Total Assets (A)(J)	$226,900	$216,834	$160,658	$167,773	$176,229
Shareholders’ Equity (M)	$30,086	$35,009	$31,545	$28,717	$58,595

Current Maturites of Long-Term Obligations	$1,560	$1,778	$5,323	$1,572	$1,441
Long Term Debt	141,529	140,980	97,661	118,040	157,599
Total Debt, Long-Term and Current	$143,089	$142,758	$102,984	$119,612	$159,040
Debt Ratio (B)(J)	82.6%	80.3%	76.6%	80.6%	73.1%

CUSTOMER DATA (year end):
Access Lines (C)	68,043	70,090	74,558	77,246	79,339
Long Distance Subscribers (D)	41,196	40,321	43,702	40,366	35,566
Internet Customers (E)	20,052	18,396	17,191	16,132	14,420
DSL Customers (F)	15,724	13,022	10,430	7,407	3,971
Digital TV Customers	4,632	2,766	1,941	1,179	803

OTHER DATA:
Employees (year end) (G)(J)	399	460	394	414	481
Capital Expenditures (K)	$21,058	$19,434	$16,588	$11,036	$12,286
Shares Outstanding (year end)	13,207,970	13,124,928	13,057,106	12,967,811	13,983,929
Share Price (H) (year end)	$7.15	$7.89	$10.69	$11.47	$9.53
Shareholders
Registered	1,470	1,511	1,559	1,646	1,720
Beneficial Owners (I)	2,168	1,701	1,677	1,603	1,473
Total Shareholders	3,638	3,212	3,236	3,249	3,193

(A)      During December 2003, HickoryTech sold its wireless operations. In December 2006, HickoryTech sold its Enterprise Solutions Sector. Revenues and total assets for all periods have been restated to exclude revenue and assets of wireless and Enterprise Solutions operations, as they are included in discontinued operations for all periods presented.

(B)        Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).

(C)        Access Lines refer to the ILEC access lines and the CLEC access lines in the Telecom sector.

(D)       Long Distance service accounts are provided in the Telecom Sector.

(E)  Internet customers include dial-up and high-speed Internet accounts within the Telecom Sector serving ILEC, CLEC or stand alone dial-up accounts in HickoryTech’s service area.

(F)  Digital Subscriber Line service accounts are provided in the Telecom Sector to ILEC and CLEC customers.

(G)  All employee counts reflect actual employee counts at year-end. No numbers have been restated for the discontinued wireless or Enterprise Solutions operations. The Enventis acquisition in 2005 added 75 employees. The Enterprise Solutions sale in 2006 reduced employee counts by 64 employees.

(H)  Price is the last day closing price.

(I)  The number of beneficial shareholders is the approximate number of company registrations in street name accounts.

(J)  Includes Enventis at December 31, 2005.

(K)  Capital Expenditures have been restated to exclude wireless and Enterprise Solutions operations for all years presented.

(L)  Operating revenues for NIBI, which had previously been reported in the Information Solutions Sector, have been recasted for all years presented to consolidate our reporting for similar operations for all years presented. Revenue is now being reported as part of the Telecom Sector results.

(M)  Shareholder’s Equity at December 31, 2006 includes the impact of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as described in Note 10 to the Notes to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESSES

HickoryTech operates in two business segments: the Telecom and Enventis Sectors. Its largest and oldest product line (since 1898) has been the operation of ILEC’s or traditional wireline telephone service. The ILEC product line is in HickoryTech’s Telecom Sector. In 1998, HickoryTech began its CLEC product line. This product line competes for the telephone dial tone, dial-up and broadband Internet access, data, digital TV and long distance calling business in ILEC territories owned by others. The CLEC product line is in HickoryTech’s Telecom Sector. Since 1964, NIBI has provided computer data processing and software, predominantly for HickoryTech’s Telecom Sector operations and also to other telecommunications companies. Both ILEC and CLEC are managed as one coordinated unit. From 1990 to 2006, HickoryTech also owned Collins, a wholly owned subsidiary, whose results of operations were reported in the Enterprise Solutions Sector. HickoryTech acquired Collins in 1990, and it operated as a telecommunications, data and IP equipment distributor from a base in Minneapolis/St. Paul, Minnesota. HickoryTech sold its Collins operations on December 29, 2006. All financial statements and schedules have been restated to reflect Collins operations as discontinued operations for all periods presented. In December 2005, HickoryTech purchased Enventis. Enventis is a Minnesota-based regional provider of integrated fiber network, IP telephony and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest.

OVERVIEW

HickoryTech is a holding company with a diverse business of traditional wireline local exchange telecommunications, state-of-the-art broadband services in the retail communications field – including high-speed data and digital TV service – serving dominant market shares of residential and business customers in specific cities of Minnesota and Iowa, and of the regional provision of fiber network capacity, integrated IP telephony and data services to an exclusively commercial business market. From the base incumbent telephone company which dates back to 1898, we began to expand our business beyond our ILEC territory in 1998 via a CLEC edge-out strategy. We chose to serve entire communities, residential and business, in communities in proximity to our ILEC service area, on a total overbuild basis, meaning we use our own network and switching assets. We began an aggressive broadband service campaign with high speed Internet (DSL) in 1999, deployed residential digital TV service in 2001 and added business high speed applications (Ethernet) in 2004. In December, 2005, our acquisition of Enventis enhanced a business-to-business service strength, which was already in HickoryTech. Enventis revenues were approximately $50,000,000 prior to the acquisition. Through Enventis, which is centered in Minnesota, we serve wholesale communications carriers with fiber network connectivity in several states, and provide integrated dedicated voice and data circuits, IP telephony and data services to retail business customers of the large/Enterprise and the small/medium size.

Highlights of 2006

Beginning January 1, 2006, we began operations of Enventis as a new wholly owned subsidiary of HickoryTech, and report it separately in the Enventis Sector. Its operations are consistent with its pre-acquisition status, in that no products or costs were shifted between Enventis and our legacy business. 2006 was dedicated to integrating the financial systems and the cultures of Enventis with the legacy businesses of HickoryTech. By the end of 2006, systems had been integrated, and certain executive management changes had been made. Enventis ended 2006 with double digit growth in revenues.

In June 2006, there was a change in the Executive leadership of HickoryTech as John Finke replaced John Duffy as President, CEO.

The operations of the legacy Telecom business reached new milestones of DSL and digital TV penetration, while struggling with the same competition and price erosion in its core voice business which had been present for several years prior to 2006.

In December 2006, the wholly owned operations of the Enterprise Solutions Sector were sold. Its results are reported as discontinued operations in this report for 2006 and all previous periods.

CONSOLIDATED RESULTS OF OPERATIONS

2006 Compared to 2005

•            Consolidated revenues were $132,901,000, a $54,979,000 or 70.6% increase in 2006 compared to 2005. This increase was due to revenues recognized from the addition of Enventis. Without Enventis, consolidated revenues would have decreased 3.9%.

•            Cost of sales was $31,152,000 in 2006 compared to $0 in 2005. The cost of sales was directly associated with the new Enventis revenues recognized in 2006.

•            Cost of Services (excluding Depreciation and Amortization) was $44,506,000, a $13,098,000 or 41.7% increase in 2006 compared to 2005. This increase was primarily due to costs associated with the new Enventis operations. Without Enventis, cost of services would have increased 1.5%.

•            Selling, General and Administrative Expenses (excluding Depreciation and Amortization) were $23,291,000, a $10,691,000 or 84.8% increase in 2006 compared to 2005. This increase was primarily due to costs associated with the new Enventis operations. Without Enventis, selling, general and administrative expenses would have increased 13.6%. In addition to the ongoing costs of Enventis selling, general and administrative activities, Enventis incurred approximately $2,400,000 of integration costs in 2006, which are not expected to reoccur.

•            Depreciation Expense was $16,949,000, a $2,006,000 or 13.4% increase in 2006 compared to 2005. This increase was essentially all due to depreciation associated with the new Enventis assets.

•            Amortization Expense was $1,172,000, a $679,000 or 137.7% increase in 2006 compared to 2005. This increase was essentially all due to amortization associated with the new Enventis intangibles.

2005 Compared to 2004

•            Consolidated revenues were $77,922,000, an $885,000 or 1.1% decrease in 2005 compared to 2004. This decrease was primarily due to decreases in network access revenues.

•            Cost of Services (excluding Depreciation and Amortization) was $31,408,000, a $141,000 or 0.4% decrease in 2005 compared to 2004. The decrease was primarily due to lower Internet expense, partially offset by increased wages, transport costs and consulting fees.

•            Selling, General and Administrative Expenses (excluding Depreciation and Amortization) were $12,600,000, an $834,000 or 7.1% increase in 2005 compared to 2004. This increase was primarily due to fees associated with the termination of leases, increased support fees for the Universal Service Fund and sales expenses.

•            Depreciation Expense was $14,943,000, a $474,000 or 3.1% decrease in 2005 compared to 2004. This decrease was primarily due to central office equipment becoming fully depreciated in the third quarter of 2005.

•            Amortization Expense was $493,000, a $453,000 or 47.9% decrease in 2005 compared to 2004. This decrease was primarily due to billing software becoming fully amortized in the second quarter of 2005.

OVERALL SUMMARY OF CONTINUING OPERATIONS

Years Ended December 31,	2006	2005	2004
	(Dollars in Thousands)
Operating Income/(Loss)
Telecom Sector	$15,100	$18,829	$19,710
Enventis Sector	2,240	—	—
Corporate	(1,509)	(351)	(581)
	15,831	18,478	19,129
Other Income	138	97	61
Interest Expense	(7,362)	(4,363)	(4,613)
Income Taxes	(3,372)	(5,646)	(5,896)
Income from Continuing Operations	$5,235	$8,566	$8,681

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS – The following is a summary of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion. All discussion of HickoryTech’s operating results excludes the results of operations of the wireless business and the Enterprise Solutions operations, which have been reported as discontinued operations in the Telecom Sector and Enterprise Solutions Sector for all periods presented. Due to the purchase of Enventis on December 30, 2005, operations for one business day were immaterial in 2005. Therefore, there is no discussion of the 2005 operations for Enventis included in this Annual Report on Form 10-K.

OPERATING REVENUES – Consolidated operating revenues of $132,901,000 were $54,979,000 or 70.6% higher in 2006 compared to 2005, and $885,000 or 1.1% lower in 2005 compared to 2004. Without the new Enventis Sector revenues, total consolidated operating revenues would have decreased $3,026,000 or 3.9% in 2006 compared to 2005. This decrease was primarily due to decreases in network access, other revenue, and message processing and billing, partially offset by growth in data and digital TV. The decrease in operating revenues in 2005 compared to 2004 was primarily due to decreases in network access, local service, and message processing and billing, partially offset by growth in data, digital TV and Internet.

COST OF SALES (ENVENTIS) – Cost of sales was $31,152,000 in 2006 compared to $0 in 2005. The cost of sales are directly associated with the new Enventis revenues recognized in 2006.

COST OF SERVICES (excluding Depreciation and Amortization) – Cost of services (excluding depreciation and amortization) of $44,506,000 was $13,098,000 or 41.7% higher in 2006 compared to 2005, and $141,000 or 0.4% lower in 2005 compared to 2004. Without the new Enventis cost of services, total cost of services would have increased $457,000 or 1.5% in 2006 compared to 2005. This increase was primarily due to increases in the inventory allowance, an increase in programming expense associated with an increase in digital TV revenue, an increase in Customer Premise Equipment (CPE) and an increase in maintenance contracts.  The increases were partially offset by lower circuit expenses associated with providing Internet services, a decrease in wages and benefits (which was the result of a reassignment of support staff for the NIBI product line and are now being reflected in the selling, general and administrative expenses). The decrease in 2005 compared to 2004 was primarily due to lower Internet expense and bad debt expense, partially offset by increased wages, transports costs and consulting fees. In 2004, HickoryTech recognized approximately $421,000 of bad debt expense due to a carrier bankruptcy. The Company was able to recover $410,000 of that bad debt in 2005, which resulted in the reversal of the 2004 expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization) – Selling, general and administrative expenses (excluding depreciation and amortization) of $23,291,000 were $10,691,000 or 84.8% higher in 2006 compared to 2005, and $834,000 or 7.1% higher in 2005 compared to 2004. Without the new Enventis Sector, total selling, general and administrative expenses would have increased $1,717,000 or 13.6% in 2006 compared to 2005. This increase was primarily due to a $730,000 increase in Telecom Sector wages and benefits ($301,000 of this increase was due to the reassignment of wages from the costs of services of the NIBI product line mentioned above), partially offset by a $335,000 decrease in fees associated with the termination of leases in 2005, also in the Telecom Sector. Also contributing to the increase in selling, general and administrative expenses were increased Corporate costs of $515,000 for professional fees due to increased auditing and Sarbanes-Oxley Section 404 compliance work in connection with the implementation of a new ERP system and Enventis. Corporate costs also increased $434,000 due to Director’s fees, $315,000 of this is related to an accrual for retainers to be paid to departing Director’s if the Director meets a service requirement. In 2006, we recorded an expense of $315,000, which reflects the total accrued liability as of December 31, 2006, including amounts which had vested in prior periods. The impact to net earnings in prior periods was approximately $27,000 per year in 2005 and 2004, an amount immaterial to the earnings previously reported. An increase in corporate cost was also due to one-time payments of $432,000 to the former Chief Executive Officer and to the President of Small and Medium Business Solutions associated with their separation from the Company. The increase of selling, general, and administrative expenses, excluding depreciation and amortization, in 2005 compared to 2004 was primarily due to fees associated with the termination of leases, increased support fees for the Universal Service Fund, increased corporate expenses and increased Telecom Sector sales expenses.

DEPRECIATION AND AMORTIZATION – Depreciation expense of $16,949,000 was $2,006,000 or 13.4% higher in 2006 compared to 2005, and $474,000 or 3.1% lower in 2005 compared to 2004. Without the new Enventis Sector, total depreciation would have increased $9,000 or 0.1% in 2006 compared to 2005. The decrease in depreciation expense in 2005 compared to 2004 was primarily due to central office equipment becoming fully depreciated in the third quarter of 2005. Amortization expense of $1,172,000 was $679,000 or 137.5% higher in 2006 compared to 2005, and $453,000 or 47.9% lower in 2005 compared to 2004. Without the new Enventis Sector, total amortization would have decreased $372,000 or 75.5% in 2006 compared to 2005. The decrease in amortization in 2006 compared to 2005, and 2005 compared to 2004 was primarily due to capitalized development costs in connection with the NIBI Suite Solutions billing software becoming fully amortized in the second quarter of 2005.

OPERATING INCOME – Operating income of $15,831,000 was $2,647,000 or 14.3% lower in 2006 compared to 2005, and $651,000 or 3.4% lower in 2005 compared to 2004. Without the new Enventis Sector, operating income would have decreased $4,887,000 or 26.5% in 2006 compared to 2005. This decrease was primarily due to decreased Telecom Sector revenues, increased corporate expenses, increased Telecom Sector selling, general and administrative expenses (excluding depreciation and amortization) and increased Telecom Sector cost of services (excluding depreciation and amortization), offset by decreased Telecom Sector amortization related to the NIBI product line. The decrease in operating income in 2005 compared to 2004 was primarily due to decreased operating revenues and increased selling, general and administrative expenses (excluding depreciation and amortization), offset by decreased depreciation and amortization expense and decreased costs of services (excluding depreciation and amortization), all of which are described above.

INCOME FROM CONTINUING OPERATIONS – Income from continuing operations of $5,235,000 was $3,331,000 or 38.9% lower in 2006 compared to 2005, and $115,000 or 1.3% lower in 2005 compared to 2004. Without the new Enventis Sector, income from continuing operations would have decreased $4,694,000 or 54.8% in 2006 compared to 2005. This decrease was primarily due to increased interest expense of $2,999,000 as a result of increased borrowings in connection with the purchase of Enventis Telecom and the decrease in operating income described above. The decrease in income from continuing operations in 2005 compared to 2004 was primarily due to the decrease in operating income described above, offset by a decrease in interest expense of $250,000.

INTEREST EXPENSE

Interest expense of $7,362,000 in 2006 increased $2,999,000 or 68.7% compared to 2005 and decreased $250,000 or 5.4% in 2005 compared to 2004. The outstanding balance of the revolving credit facility was $142,700,000 at December 31, 2006 and $142,035,000 at December 31, 2005 and was $102,500,000 at December 31, 2004. The increase in debt in December 2005 was due to the acquisition of Enventis, which took place in December 2005. The effective interest rate was 5.13%, 4.20%, and 3.93% in 2006, 2005 and 2004, respectively. The increase seen in the effective interest rate during 2006 is caused by an increase in the variable interest rate.

INCOME TAXES

The effective tax rate for continuing operations was 39.2%, 39.7% and 40.4% in 2006, 2005 and 2004, respectively. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes. The effective tax rate on discontinued operations is 34.9% for 2006. The disparity in rates between discontinued operations and continued operations is predominantly the result of a permanent book-tax difference on intangibles acquired in the stock purchase of the discontinued entity. The Company is adopting FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007.

TRENDS

Telecom Sector profitability is trending down. Telecom revenues have steadily decreased due to declines in network access revenue, competition for basic customer connections and choices made by specific customers not to interconnect or utilize the Company’s network or services. At the same time, costs in the Telecom Sector, while tightly controlled, are not reducing at the same pace as the revenue declines. Declines in Telecom Sector access lines have been offset by increases in DSL customers and digital TV customers. Declines in Telecom Sector local service revenue and network access revenue are partially offset by increases in Telecom Sector broadband revenues such as data and digital TV. However, the profitability of adding these new services is not as high as service the Telecom Sector loses. The trend in declining Telecom Sector profitability is viewed to be ongoing.

The Enventis Sector is new in 2006, and long-term trends have not yet been established. The nature of the Enventis business has been a higher level of growth than that of the Company’s Telecom Sector. Enventis revenues for 2006 represented a 14.1% increase over the unaudited Enventis revenues for 2005. Enventis provided profitable operations and recorded positive operating income in each of the four quarters of 2006. Enventis consists of two major product lines. The largest is its Enterprise Network Services, or telecom equipment provisioning service. This service is subject to cyclical highs and lows depending on customer demand. The other product line is Enterprise Transport Services, or fiber optic transmission service for wholesale and retail use by customers. This product line contains more of a recurring revenue stream and is supported by long-term contracts. The Transport Services product line is providing a growing proportion of the total Enventis revenue, representing approximately 33% of the total Enventis revenue for the fourth quarter of 2006 and 29.7% for the entire year ended December 31, 2006.

Enventis Sector revenues and profitability have partially offset the Telecom Sector’s declining revenues and profitability.

Interest expense increased in 2006, after four years of decreases, which was primarily the result of the new company debt financing associated with the acquisition of Enventis in December 2005. A secondary factor was higher interest rates. Since a portion of the debt is subject to variable interest rates and interest rates have risen in 2006, the Company’s interest expense is an area of increasing expense.

Income from continuing operations declined in 2006 due to the decline in profitability of the Telecom Sector and higher interest expense. This level of decline is primarily related to the impact of the Enventis acquisition, and is not expected to continue as a trend.

SECTOR RESULTS OF OPERATIONS

TELECOM SECTOR – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

(Dollars in Thousands)	2006	2005	2004
Revenues Before Intersegment Eliminations

Revenues
Local Service	$18,224	$18,520	$18,888
Network Access	29,936	33,384	35,398
Long Distance	4,877	4,821	4,660
Data	6,048	4,968	4,068
Internet	4,467	4,361	4,030
Digital TV	1,457	979	554
Directory	3,624	3,509	3,357
Message Processing & Billing	2,127	2,522	2,710
Intersegment	260	128	128
Other	4,136	4,858	5,142
Total Telecom Revenues	$75,156	$78,050	$78,935

Total Telecom Revenues Before Intersegment Eliminations
Unaffiliated Customers	$74,896	$77,922	$78,807
Intersegment	260	128	128
	75,156	78,050	78,935

Cost of Services, excluding Depreciation and Amortization	32,046	31,408	31,549
Selling, General and Administrative Expenses, excluding Depreciation and Amortization	13,001	12,438	11,368
Depreciation and Amortization	15,009	15,375	16,308
Operating Income	$15,100	$18,829	$19,710

Income from Continuing Operations, net of Tax	$9,237	$11,324	$11,660
Income/(Loss) from Discontinued Operations, net of Tax	—	186	(74)
Net Income	$9,237	$11,510	$11,586

Key Metrics
Capital Expenditures	$15,631	$19,312	$16,586
Access Lines	68,043	70,090	74,558
Long Distance Customers	41,196	40,321	43,702
Internet Customers	20,052	18,396	17,191
Digital Subscriber Line (DSL) Customers	15,724	13,022	10,430
Digital TV Customers	4,632	2,766	1,941

Revenues:

Telecom Sector operating revenues before intersegment eliminations were $2,894,000 or 3.7% lower in 2006 compared to 2005, and $885,000 or 1.1% lower in 2005 compared to 2004. The decrease in 2006 compared to 2005 was primarily due to decreases in network access, other revenue, and message processing and billing, partially offset by growth in data and digital TV. The decrease in 2005 compared to 2004 was primarily due to decreases in network access, local service, and message processing and billing, partially offset by growth in data, digital TV and Internet.

Local service revenue was $296,000 or 1.6% lower in 2006 compared to 2005, and $368,000 or 1.9% lower in 2005 compared to 2004. The decrease in 2006 compared to 2005 was primarily due to 2,047 fewer access lines at December 31, 2006 than at December 31, 2005. The decrease in 2005 compared to 2004 was primarily due to 4,468 fewer access lines at December 31, 2005 than at December 31, 2004. The 2005 line loss was made more profound because the Company signed a large contract with a college campus in Minnesota to provide an IP Telephony System. This system replaced 3,224 access lines with trunk-side. A higher degree of competition from ILEC’s and CLEC’s serving in the Company’s markets, and from wireless substitution, could impact HickoryTech’s local service revenue in future periods.

Network access revenue was $3,448,000 or 10.3% lower in 2006 compared to 2005, and $2,014,000 or 5.7% lower in 2005 compared to 2004. The decrease in 2006 compared to 2005 was primarily due to a mandated ILEC interstate rate decrease implemented on July 1, 2005, lower overall minutes of use and the recognition of the impact of different treatment of traffic delivered via Qwest Communications, all of which are expected to be lasting in nature. A majority of the 2006 decline was in the first two quarters of the year, and the rate of decrease of the last two quarters of 2006 is more indicative of the pace of change going forward.  The decrease in 2005 compared to 2004 was primarily due to a mandated ILEC interstate rate decrease implemented on July 1, 2005, a mandated CLEC interstate rate decrease implemented in June 2004 and overall lower minutes of use. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences. The Public Utilities Commission has been considering intrastate access reform and universal service for several years (see Regulated Industry on pages 35-37).

Long distance revenue was $56,000 or 1.2% higher in 2006 compared to 2005, and $161,000 or 3.5% higher in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to an 875 or 2.2% increase in the customer base combined with higher long distance usage per customer. The long distance customer base decreased 3,381 or 7.7% in 2005 compared to 2004. In June, 2005 a large Minnesota college campus ended its contract for long distance services, which resulted in a loss of approximately 2,800 long distance customers. Despite the loss of customers mentioned above, long distance revenue increased primarily due to increased long distance usage per customer.

Data revenue was $1,080,000 or 21.7% higher in 2006 compared to 2005, and $900,000 or 22.1% higher in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to increased broadband services to business customers, 2,702 more residential DSL customers at December 31, 2006 compared to December 31, 2005 and DSL customers migrating from lower speed DSL products to higher speed DSL products, which have the effect of increasing revenue per customer. The increase in 2005 compared to 2004 was primarily due to an increase in ILEC DSL customers and increased residential and business DSL penetration in CLEC communities, as well as the rollout of Ethernet services to large business customers in 2004. Ethernet service revenues will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

Internet revenue was $106,000 or 2.4% higher in 2006 compared to 2005, and $331,000 or 8.2% higher in 2005 compared to 2004. Internet customers increased by 1,656, or 9.0% in 2006 compared to 2005. A reallocation of service package revenue, which is now being reflected in the data revenue, offset the revenue growth from the increase in the customer base. The increase in revenue in 2005 compared to 2004 was primarily due to an increase in Internet customers of 1,205 or 7.0%.

Digital TV revenue was $478,000 or 48.8% higher in 2006 compared to 2005, and $425,000 or 76.7% higher in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to the offering of digital TV in three additional communities in the latter half of 2005 and three additional communities in 2006, which resulted in a 1,866 or 67.5% increase in digital TV customers at December 31, 2006 compared to December 31, 2005. The increase in 2005 compared to 2004 was primarily due to the offering of digital TV in three additional communities in 2005, which resulted in an 825 or 42.5% increase in digital TV customers at December 31, 2005 compared to December 31, 2004.

Directory revenue was $115,000 or 3.3% higher in 2006 compared to 2005, and $152,000 or 4.5% higher in 2005 compared to 2004. The increase in 2006 compared to 2005 and 2005 compared to 2004 was the result of increased advertising in the Company directories.

NIBI message processing revenue was $395,000 or 15.7% lower in 2006 compared to 2005, and $188,000 or 6.9% lower in 2005 compared to 2004. The decrease in 2006 compared to 2005 was primarily due to the Company recognizing $396,000 in non-recurring license fees from the sale of SuiteSolutions to a customer in June 2005. The addition of several customers and increased volumes from several existing customers, helped offset the loss of the non-recurring license fee revenue. The decrease in operating revenues in 2005 compared to 2004 was primarily due to the loss of several customers, including $473,000 from a temporary customer relationship that ended in 2004. The loss of customers was partially offset by the recognition of $413,000 in license fees from the previously mentioned sale of SuiteSolution to a customer and increased billings to several other customers.

Other revenue, consisting primarily of revenues from cable network services, sales of Customer Premise Equipment, circuit private line, maintenance, and adds, move and changes was $722,000 or 14.9% lower in 2006 compared to 2005, and $284,000 or 5.5% lower 2005 compared to 2004. The decrease in 2006 compared to 2005 was primarily due to the loss of $670,000 associated with the SOCRATES contract. Until June 2006, HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech’s contract with Project SOCRATES ended on June 30, 2006.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) was $638,000 or 2.0% higher in 2006 compared to 2005, and $141,000 or 0.4% lower in 2005 compared to 2004. This increase was primarily due to a $378,000 increase in programming expense associated with the increase in digital TV revenue, a $325,000 increase in the inventory reserve, a $299,000 increase in CPE and a $170,000 increase in maintenance contracts. These increases were partially offset by a $340,000 decrease in circuit expense associated with providing Internet services and a $301,000 decrease in wages and benefits due to a reassignment of support staff for the NIBI product line to activities reported as selling, general and administrative expenses. The decrease in 2005 compared to 2004 was primarily due to lower Internet expense due to lower costs associated with bandwidth and customers who have switched from dial-up Internet to broadband Internet as well as lower bad debt expense, partially offset by increased wages, transport costs and consulting fees. The decrease in bad debt expense in 2005 compared to 2004 relates to $410,000 of bad debt recoveries associated with a carrier bankruptcy. HickoryTech recognized approximately $421,000 of bad debt expense related to this carrier bankruptcy in 2004, which resulted in the reversal of the 2004 expense.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) were $563,000 or 4.5% higher in 2006 compared to 2005, and $1,070,000 or 9.4% higher in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to a $730,000 increase in wages and benefits ($301,000 of this increase was due to the reassignment of wages from costs of services as mentioned above), partially offset by a $335,000 decrease in fees associated with the termination of leases in 2005 in the NIBI product line. The increase in 2005 compared to 2004 was primarily due to increased support fees for the Universal Service Fund, corporate expenses and sales expenses associated with CPE phone system sales, partially offset by increased fees associated with the termination of leases.

Depreciation and Amortization:

Depreciation and amortization was $366,000 or 2.4% lower in 2006 compared to 2005, and $933,000 or 5.7% lower in 2005 compared to 2004. Depreciation was $6,000 or 0.1% higher in 2006 compared to 2005, and $480,000 or 3.1% lower in 2005 compared to 2004. The decrease in depreciation in 2005 compared to 2004 was primarily due to central office switching equipment becoming fully depreciated in the third quarter of 2005. Amortization was $372,000 or 75.5% lower in 2006 compared to 2005, and $453,000 or 47.9% lower in 2005 compared to 2004. The decrease in amortization in 2006 compared to 2005, and 2005 compared to 2004 was primarily due to capitalized development costs in connection with the NIBI Suite Solution billing software becoming fully amortized in the second quarter of 2005.

Operating Income:

Operating income was $3,729,000 or 19.8% lower in 2006 compared to 2005, and $881,000 or 4.5% lower in 2005 compared to 2004. The decrease in operating income in 2006 compared to 2005 was primarily due to decreased revenues, increased selling, general and administrative expenses (excluding depreciation and amortization) and increased cost of services (excluding depreciation and amortization), offset by decreased amortization. The decrease in operating income in 2005 compared to 2004 was primarily due to increased selling, general and administrative expenses (excluding depreciation and amortization) and decreased revenues, offset by decreased depreciation and amortization and decreased cost of services (excluding depreciation and amortization).

Income from Continuing Operations, net of Tax:

Income from continuing operations, net of tax, was $2,087,000 or 18.4% lower in 2006 compared to 2005, and $336,000 or 2.9% lower in 2005 compared to 2004. The decrease in income from continuing operations, net of tax, in 2006 compared to 2005 was primarily due to decreased operating income mentioned above and the change in taxes. The decrease in income from continuing operations, net of tax, in 2005 compared to 2004 was primarily due to decreased operating income mentioned above and the change in income taxes.

ENVENTIS SECTOR – The following table provides a breakdown of the Enventis Sector operating results. Due to the timing of the acquisition of Enventis, no 2005 historical results are presented and therefore, 2006 quarterly results are included to provide some comparability for the operations of Enventis.

ENVENTIS SECTOR

	Three Months Ended				YTD
(Dollars in Thousands)	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	2006

Revenues before eliminations:
Enterprise Network Services	$9,857	$9,741	$11,144	$10,031	$40,773
Enterprise Transport Services	4,914	4,231	4,034	4,053	17,232
Intersegment	50	—	—	—	50
	$14,821	$13,972	$15,178	$14,084	$58,055

Total Enventis revenues before Intersegment eliminations
Unaffiliated Customers	$14,771	$13,972	$15,178	$14,084	$58,005
Intersegment	50	—	—	—	50
	14,821	13,972	15,178	14,084	58,055

Cost of sales (1)	7,830	7,183	8,456	7,683	31,152
Cost of services (1) (excluding depreciation and amortization)	3,702	3,320	2,932	2,687	12,641
Selling, general and administrative expenses, (excluding depreciation and amortization)	2,216	2,057	2,291	2,410	8,974
Depreciation and amortization	811	732	768	737	3,048

Operating income	$262	$680	$731	$567	$2,240
Net income	$185	$403	$437	$338	$1,363

Capital expenditures	$984	$1,240	$2,593	$507	$5,324

(1) Certain reclassifications of prior period data were made to conform to the current presentation on this Form 10-K. The reclassifications did not affect cash flows, financial postion, or net income.

Revenues:

Enventis operating revenues before intersegment eliminations increased $849,000 or 6.1% in the fourth quarter of 2006 compared to the third quarter of 2006. This increase was primarily due to a $490,000 increase in maintenance contracts, a $311,000 increase in fiber transport services, a $223,000 increase in CPE sales, partially offset by a $125,000 decrease in contract services.

Cost of Sales:

Cost of sales increased $647,000 or 9.0% in the fourth quarter of 2006 compared to the third quarter of 2006. This increase was primarily due to a change in the mix of revenues, costs and their associated margins in the Enterprise Network Services product line in the fourth quarter.

Cost of Services (excluding Depreciation and Amortization):

Cost of services (excluding depreciation and amortization) increased $382,000 or 11.5% in the fourth quarter of 2006 compared to the third quarter of 2006. This increase was primarily due to an increase of $313,000 in bad debt expense due to an increase in the allowance for potential uncollectible accounts receivable (See Schedule II - Allowance for Uncollectible Accounts on page 73).

Selling, General and Administrative Expenses (excluding Depreciation and Amortization):

Selling, general and administrative expenses (excluding depreciation and amortization) increased $159,000 or 7.7% in the fourth quarter of 2006 compared to the third quarter of 2006. This increase was primarily due to a $198,000 increase in wages and benefits, which was the result of non-recurring bonus and overtime payments.

Operating Income:

Operating income decreased $418,000 or 61.5% in the fourth quarter of 2006 compared to the third quarter of 2006. This decrease in operating income was primarily due to increased cost of sales, increased cost of services (excluding depreciation and amortization), increased selling, general and administrative expenses (excluding depreciation and amortization) and increased depreciation and amortization, partially offset by increased revenues.

Net Income:

Net income decreased $218,000 or 54.1% in the fourth quarter of 2006 compared to the third quarter of 2006. This decrease in net income was primarily due to decreased operating income mentioned above, offset by a lower amount of income taxes associated with lower net income in the fourth quarter.

DISCONTINUED OPERATIONS - ENTERPRISE SOLUTIONS SECTOR

Discontinued Operations:

Effective December 31, 2006, HickoryTech sold Collins to Skyview. The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of the Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years based on financial targets reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement also contains a service agreement, whereby Skyview agrees to provide customer support as a subcontractor for HickoryTech’s Nortel equipment business. This agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this 2006 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management. Senior management has discussed the development and selection of accounting estimates and the related MD&A disclosure with the Audit Committee. For a summary of all HickoryTech’s accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2006 except for the adoption of new policies to comply with adopting FAS 123R and FAS 158.

Revenue Recognition – HickoryTech recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenues in the Telecom Sector are earned from monthly billings to customers for telephone services, DSL and internet usage. ILEC revenues are also derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. The companies that take part in these pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that companies participating in these pools make adjustments, there will be adjustments to recorded revenues in future periods.

Revenues in the Enventis Sector are generated from the sale of equipment, installation services, professional engineering services, equipment and system maintenance services, and voice and data transport services, including long-distance voice services.

Revenue related to the sale of equipment is recognized when the products are shipped to the customer under FOB shipping point terms. Sales of some equipment may require customer acceptance. In these instances, revenue recognition is deferred until customer acceptance is received. When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting For Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

Revenue is recognized when services are rendered for installation services, professional engineering services, and equipment and system maintenance services.

Generally, a flat monthly fee for voice and data transport services is charged and the related revenues are recognized as the services are provided. Long distance services are billed based upon levels of customer usage and are also recognized as the services are provided. When equipment is sold with voice and data transport services, initial “hook-up” fees are charged to customers for establishing voice and data transport services. These fees are deferred and recognized as revenue on a monthly basis over the expected term of the underlying customer relationship period of three to ten years. Direct and incremental costs of establishing these services are deferred and recognized over the shorter of the customer relationship period or the estimated lives for property and equipment.

Allowance for Doubtful Accounts – HickoryTech maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk.  Specific accounts receivable are written-off once a determination is made that the account is uncollectible.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $851,000 and $334,000 as of December 31, 2006 and 2005, respectively.

Inventories – Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. Similar to its allowance for doubtful accounts, HickoryTech makes estimates related to the valuation of inventory. HickoryTech adjusts its inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at the time that the facts that give rise to the lower value become known.

Intangible Assets – HickoryTech amortizes its definite-lived intangible assets over their estimated useful lives. Customer lists and other intangibles are amortized from 1-8 years. Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values.  Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Goodwill assets are not amortized, but are subject to an impairment test annually as well as upon certain events that indicate that impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of certain of the Company’s reporting units (as defined by SFAS No. 142). The Company determines the fair value of its reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, HickoryTech’s estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

Income Taxes – As part of the process of preparing its consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. The Company had a $1,616,000 and $1,531,000 valuation allowance at December 31, 2006 and 2005, respectively, due to uncertainty about realization of benefits associated with net operating losses generated in the state of Iowa. Additionally, the Company has reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. The Company believes its current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits – The net post-retirement benefit expense was $924,000, $1,051,000 and $1,127,000 in 2006, 2005 and 2004, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated in accordance with the methods specified in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, HickoryTech adopted the following policies: Any prior service cost, or cumulative net gains and losses in excess of 10% of the SFAS No. 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.” The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2006, the Company assumed a discount rate of 6.0%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $311,000 as of December 31, 2006 and would increase the net periodic cost by approximately $32,000 as of December 31, 2006.

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

In measuring the accumulated post-retirement benefit obligation as of December 31, 2006, the initial health care inflation rate for 2007 was assumed to be 8.0%, which decreases 0.5% each year until it reaches 4.5% in 2014 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten-year history of the Company’s self-funded medical benefits plan, and provide results unique to the Company’s philosophy of controlling rising medical costs. This has resulted in the Company consistently having lower increases in health care costs than the national averages. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $1,369,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,100,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2006, the recognized net actuarial loss was $1,438,000. During each of the last three years, the Company has adjusted the discount rate assumption due to changes in interest rates. In recent years, the Company has adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 12.9 years. This amount will change in future years as economic and market conditions generate gains and losses.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

DIVIDENDS

HickoryTech paid dividends of $6,316,000, or $0.48 per share, in 2006 and $6,277,000, or $0.48 per share in 2005. HickoryTech has announced a first quarter dividend of $0.12 per share in 2007, and if it is continued at that rate would produce an annual dividend of $0.48 per share.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

The total capital structure (long-term and short-term obligations plus shareholders’ equity) for HickoryTech was $173,175,000 at December 31, 2006, reflecting 17.4% equity and 82.6% debt. This compares to a capital structure of $177,767,000 at December 31, 2005, reflecting 19.7% equity and 80.3% debt. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months. The Company employs a short-term financing arrangement for inventory purchases and views this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the short-term financing amount of $7,719,000 is not considered to be part of the Company’s capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

CASH FLOWS

Cash generated from operations was $17,562,000 in 2006. Cash provided by operations in 2006 was attributable to net income plus non-cash expenses, including depreciation and amortization of $18,121,000 and the loss on discontinued operations totaling $2,967,000. Cash from operations in 2006 declined from 2005 by $14,367,000 due to working capital changes of $14,219,000. The most significant of which was an increase in the inventory on hand, offset by a related decrease in prepaid inventory resulting in a net cash usage of $4,116,000, an increase in the outstanding accounts receivable balance of $4,032,000 and a decrease in outstanding accounts payables and accrued expenses of $3,255,000, all contributing to lower cash provided by operations. The increase in inventory on hand was the result of supporting the increased projects in process in the Enventis Sector as well as an increase in the average days of inventory on hand. Increased outstanding account receivable balances were primarily the result of the sales growth in the Enventis Sector and an increase in the average day’s of sales outstanding. The year 2006, which was the first year of integrated operations with Enventis, was a less typical year for cash flow from operations than 2005 or 2004. Cash flows from operations in 2007 are expected to be similar to the results in 2006.

In 2005, we generated $31,929,000 in cash from operations. Cash flow from operations in 2005 was primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $15,436,000 and $6,523,000 of working capital sources. Cash flows from operations in 2004 were attributable to net income plus non-cash expenses, including depreciation and amortization of $16,363,000 and $3,826,000 of working capital sources.

Cash used in investing activities was $20,870,000 in 2006, $56,547,000 in 2005 and $13,944,000 in 2004. Capital expenditures were $21,058,000 in 2006, $19,434,000 in 2005 and $16,588,000 in 2004. Capital expenditures were incurred to upgrade broadband networks in ILEC territories, expand digital TV infrastructure and to construct additional network facilities to provide CLEC services and expand fiber optic facilities. The level of total company capital spending over the next several years is expected to be below the level of capital spending in 2006. In 2005, the cash used in investing activities was significantly impacted by the acquisition of Enventis for $38,378,000 plus working capital adjustments. In 2005 and 2004 redemptions of investments totaling $2,100,000 and $2,600,000, respectively, offset cash used in investing activities.

Cash provided by financing activities was $2,909,000 in 2006 which was primarily due to the use of short-term financing in the Enventis Sector of $7,719,000 and the payment of dividends in the amount of $6,316,000. HickoryTech expects to reduce the level of investment in capital expenditures and focus on reducing the debt level in 2007. In 2005, cash provided by financing activities was $23,364,000. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently amortized to a $158.7 million facility as of December 31, 2006), which amended its previous credit facility. The proceeds were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility and pay costs associated with the acquisition of Enventis. In addition, HickoryTech paid $6,277,000 of dividends in 2005. In 2004, cash was primarily used to repay $16,000,000 in net borrowings and to pay dividends of $5,717,000.

Cash used by discontinued operations was $118,000 in 2006, cash provided by discontinued operations was $1,598,000 in 2005 and cash used by discontinued operations was $586,000 in 2004.  In 2006, cash provided by operating activities was primarily due to the net operating loss of $927,000 offset by a decrease in the accounts receivable balances of $658,000. In 2005, cash provided by operating activities was the result of a reduction in the deferred tax asset of $562,000, a decreased inventory balance of $493,000 and a decrease of $487,000 in project costs that were not billed to customers. A decrease of $813,000, partially offset by an increase in accounts receivable balances of $686,000 represent the majority of the cash provided by operating activities in 2004. Net cash used in investing activities in 2006, 2005 and 2004 represent dollars spent on capital expenditures. Net cash provided by/used in financing activities in 2005 and 2004 represent changes in the cash overdraft status.

WORKING CAPITAL

Working capital was $7,731,000 as of December 31, 2006 compared to working capital of $8,078,000 as of December 31, 2005. The ratio of current assets to current liabilities was 1.3 to 1.0 as of December 31, 2006 and 2005, respectively.

LONG-TERM OBLIGATIONS

HickoryTech’s long-term obligations as of December 31, 2006, were $141,529,000, excluding current maturities of $1,300,000 on debt and $260,000 on current maturities of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently amortized to a $158.7 million facility as of December 31, 2006), which amended its previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $108,900,000 as of December 31, 2006, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,800,000 as of December 31, 2006, and is held entirely by Rural Telephone Finance Cooperative. Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $14,000,000 as of December 31, 2006. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Corporation (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility, payable quarterly.  The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance, to manage the Company’s exposure to interest rate fluctuations. HickoryTech continually monitors the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. As a result of the new credit agreement, HickoryTech incurred $1,525,000 of new debt placement costs in 2005, which will be amortized over the expected life of the debt facility.

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

HickoryTech’s Telecom Sector leases certain computer equipment under capital lease arrangements. This Sector recorded additions to property, plant and equipment of $266,000, $782,000, and $81,000 in 2006, 2005 and 2004, respectively, related to these capital lease arrangements.

The following table sets forth HickoryTech’s contractual obligations, along with the cash payments due each period. Interest on long-term debt is estimated using the interest rate as of December 31, 2006.

	Payments Due by Year
	(Dollars in Thousands)
			2008 to	2011 to	2013 and
Contractual Obligations	Total	2007	2010	2012	after
Long-term Debt	$142,700	$1,300	$3,900	$118,900	$18,600
Interest on Long-term Debt	47,593	7,569	26,772	12,787	465
Capital Lease Obligations	389	267	122	—	—
Interest on Capital Leases	20	17	3	—	—
Purchase Obligations	6,304	6,304	—	—	—
Operating Leases	7,027	1,019	2,381	1,054	2,573
Total Contractual Cash Obligations	$204,033	$16,476	$33,178	$132,741	$21,638

Interest on long-term debt is calculated using a variable interest rate. HickoryTech uses interest rate swap agreements to manage its exposure to interest rate movements on a portion of its variable rate debt obligations (see Note 12 to the Notes to the Consolidated Financial Statements).

Purchase obligations consist primarily of commitments incurred for construction projects.

In addition, HickoryTech has change of control agreements with key employees (see Note 14 to the Notes to the Consolidated Financial Statements). These potential commitments are not included in the above schedule.

OFF-BALANCE SHEET ARRANGEMENT/CONTINGENT COMMITMENTS

HickoryTech is not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on its liquidity, or on its access to, or requirements for capital resources. In addition, HickoryTech has not established any special purpose entities.

CONSTRUCTION PLANS

HickoryTech has nearly completed its network enhancement program in its core telephone property. In both its Telecom and its Enventis Sector, capital spending is becoming more “success-based,” meaning the capital spending is associated with defined revenue producing services and strategic initiatives. The level of total company capital spending over the next two to three years is expected to be below the level of capital spending in 2006. Management believes that the enhancements of the past several years will support the broadband product deployment strategies of the next few years, as well as serving as defense against competition in its core businesses. These upgrades will give HickoryTech the capability to offer more diversified services to its core customer base.

REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the Federal Communications Commission (FCC), in its “MAG (Multi Association Group) Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the transport interconnection charge (TIC) as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.” The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third party and approved by the National Exchange Carrier Association (NECA). Reallocating the costs to the other access billing categories eliminated TIC. The FCC conducted an investigation of all tariff filings, including NECA’s CCL (Carrier Common Line) tariff and Heartland’s Traffic Sensitive (TS) tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories. The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation. As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004. The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech recouped this revenue over the remaining eighteen months of the TS tariff, from January 1, 2004 to June 30, 2005. In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $0 at December 31, 2005 and 2006 and $204,000 at December 31, 2004.

OTHER

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 1, “Accounting Policies – Recent Accounting Developments,” in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments.

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

The MPUC has been considering intrastate access reform and universal service for several years. The MPUC opened two dockets in 2004 regarding state access reform. These dockets were suspended in December 2004 subsequent to concerns expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue, and they were officially closed in January 2006. The MPUC then opened a similar docket on the issue of state access reform and has recently asked for comments to refresh the record. HickoryTech cannot estimate the impact, if any, of future potential state access revenue changes.

The U.S. 8th Circuit Court of Appeals, has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of VoIP based services in Minnesota. In July 2006, the FCC ruled that VoIP services are subject to Universal Service Fund Contribution, however, any further regulation of VoIP under consideration at the FCC is uncertain. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers as interconnections with certain VoIP providers may not be governed by tariffed access charges. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. In October 2005, the FCC also released new regulations intended to spur the development of broadband services. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to these events.

ILEC Iowa – HickoryTech’s Iowa ILEC subsidiary is not price regulated.

Wireline Interstate – The HickoryTech ILEC companies do not participate in the National Exchange Carrier Association (NECA) traffic sensitive pool. Instead, they set their own access rates according to either a nationwide average cost of providing access, or in the case of Heartland, according to its own interstate costs. This biannual rate process was completed in June 2005, and established traffic sensitive interstate rates for the period from July 1, 2005 through June 30, 2007. HickoryTech ILEC companies participate in the NECA common line pool. End User Common Line funds collected, are pooled and some of HickoryTech’s revenues are based on settlements distributed from the pool. Pool settlements are adjusted periodically.

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

The FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. This process continues as an industry group has filed another plan (the Missoula Plan) with the FCC for its consideration. HickoryTech cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on HickoryTech.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. HickoryTech has entered into interest rate protection agreements with remaining maturities of eighteen months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is recognized in earnings over the term of the protection agreement. HickoryTech’s earnings are affected by changes in interest rates for a portion of its long-term debt which is not under fixed interest rates or under interest protection agreements. A portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2006, HickoryTech’s interest expense would have increased $379,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Hickory Tech Corporation:

We have completed integrated audits of Hickory Tech Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) respectively present fairly, in all material respects, the financial position of Hickory Tech Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of finanical statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for share-based compensation. In addition, as discussed in Note 10, effective December 31, 2006, the Company changed the manner in which it records the funded status of its postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 14, 2007

Item 8.  Financial Statements and Supplementary Data.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31

(Dollars in Thousands, Except Per Share Amounts)

	2006	2005	2004
OPERATING REVENUES:
Telecom Sector	$74,896	$77,922	$78,807
Enventis Sector (Note 3)	58,005	—	—
TOTAL OPERATING REVENUES	132,901	77,922	78,807

COSTS AND EXPENSES:
Cost of Sales, Enventis	31,152	—	—
Cost of Services, excluding
Depreciation and Amortization	44,506	31,408	31,549
Selling, General and Administrative Expenses, excluding
Depreciation and Amortization	23,291	12,600	11,766
Depreciation	16,949	14,943	15,417
Amortization of Intangibles	1,172	493	946

TOTAL COSTS AND EXPENSES	117,070	59,444	59,678

OPERATING INCOME	15,831	18,478	19,129

OTHER INCOME/(EXPENSE):
Interest and Other Income	138	97	61
Interest Expense	(7,362)	(4,363)	(4,613)
TOTAL OTHER (EXPENSE)	(7,224)	(4,266)	(4,552)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,607	14,212	14,577
INCOME TAX PROVISION	3,372	5,646	5,896
INCOME FROM CONTINUING OPERATIONS	5,235	8,566	8,681
DISCONTINUED OPERATIONS (Note 3)
Loss from Operations of Discontinued Component
Including Loss on Disposal of $3,385 in 2006	(4,556)	(62)	(1,833)
Income Tax Benefit	(1,589)	(25)	(742)
LOSS ON DISCONTINUED OPERATIONS	(2,967)	(37)	(1,091)
NET INCOME	$2,268	$8,529	$7,590
Basic Earnings Per Share - Continuing Operations:	$0.40	$0.65	$0.66
Basic Loss Per Share - Discontinued Operations:	(0.23)	—	(0.08)
	$0.17	$0.65	$0.58
Dividends Per Share	$0.48	$0.48	$0.44
Weighted Average Common Shares Outstanding	13,163,480	13,083,252	12,993,280
Diluted Earnings Per Share - Continuing Operations:	$0.40	$0.65	$0.66
Diluted Loss Per Share - Discontinued Operations:	(0.23)	—	(0.08)
	$0.17	$0.65	$0.58
Weighted Average Common and Equivalent Shares Outstanding	13,163,480	13,097,417	13,025,637

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(In Thousands Except Share and Per Share Amounts)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$84	$601
Receivables, net of allowance for doubtful accounts of $851 and $334	20,780	19,867
Costs in excess of billings on contracts	—	462
Inventories	11,294	4,577
Deferred income taxes, net	815	300
Prepaid expenses	1,903	5,066
Other	1,662	1,155
Total current assets	36,538	32,028

Investments	3,554	3,407

Property, plant and equipment	309,264	290,499
Less accumulated depreciation	156,429	141,157
Property, plant and equipment, net	152,835	149,342

Other assets:
Goodwill	25,239	27,109
Intangible assets, net	3,140	4,312
Financial derivative instruments	2,489	3,429
Deferred costs and other	3,105	3,640
Total other assets	33,973	38,490

Total assets	$226,900	$223,267

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Cash Overdraft	$1,475	$514
Short-term financing	7,719	—
Accounts payable	4,211	5,224
Accrued expenses	5,167	6,809
Accrued interest	447	—
Accrued income taxes	4,528	4,765
Billings in excess of costs on contracts	—	283
Advanced billings and deposits	3,488	4,577
Current Portion - Post Retirement Benefits	212	—
Current maturities of long-term obligations	1,560	1,778
Total current liabilities	28,807	23,950

Long-term obligations, net of current maturities	141,529	140,980

Deferred income taxes	15,332	15,346

Deferred revenue	2,596	1,948
Accrued employee benefits and deferred compensation	8,550	6,034

Total liabilities	196,814	188,258

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value shares authorized: 100,000,000 Shares issued and outstanding: 13,207,970 in 2006 and 13,124,928 in 2005	1,321	1,312
Additional paid-in capital	9,992	9,262
Retained earnings	18,323	22,371
Accumulated other comprehensive income	450	2,064
Total shareholders’ equity	30,086	35,009

Total liabilities and shareholders’ equity	$226,900	$223,267

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,268	$8,529	$7,590
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Loss from Discontinued Operations	2,967	37	1,091
Depreciation and Amortization	18,121	15,436	16,363
Loss on Sale of Assets	63	12	95
Provision for Losses on Accounts Receivable	1,043	1,002	945
Deferred Income Tax Provision (Benefit)	(155)	274	4,817
Stock-Based Compensation	320	108	100
Employee Retirement Benefits and Deferred Compensation	1,680	375	905
Accrued Patronage Refunds	(1,049)	(367)	(357)
Tax Benefit from Stock Option Transactions	—	—	11
Changes in Operating Assets and Liabilities Net of Effects of Acquisitions and Dispositions:
Receivables	(4,329)	(297)	(224)
Prepaids	3,123	(164)	(60)
Inventories	(7,727)	(82)	457
Accounts Payable and Accrued Expenses	(933)	2,322	439
Advance Billings and Deposits	(535)	(1)	(283)
Deferred Revenue	688	282	(231)
Income Taxes	1,107	4,969	2,634
Other	910	(506)	1,094
Net Cash Provided By Operating Activities	17,562	31,929	35,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(21,058)	(19,434)	(16,588)
Increase in Investments	—	(900)	—
Redemption of Investments	21	2,100	2,600
Purchase of Intangible Asset	—	—	(9)
Acquisitions, Adjustments to Purchase Price	124	—	—
Acquisitions, Net of Cash Acquired	—	(38,378)	—
Proceeds from Sale of Assets	43	65	53
Net Cash (Used In) Investing Activities	(20,870)	(56,547)	(13,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings under Short-term Financing Arrangement	7,719	—	—
Change in Cash Overdraft	961	(1,364)	727
Repayments of Credit Agreement	—	(8,532)	—
Payments of Capital Lease Obligations	(539)	(543)	(710)
Borrowings on Credit Facility	26,000	138,785	2,000
Repayments on Credit Facility	(25,335)	(99,250)	(18,000)
Proceeds from Issuance of Common Stock	419	545	865
Dividends Paid	(6,316)	(6,277)	(5,717)
Stock Repurchase/Retirement	—	—	(42)
Net Cash Provided by/(Used In) Financing Activities	2,909	23,364	(20,877)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash Provided by/(Used In) Operating Activities	6	1,431	(514)
Net Cash (Used in) Investing Activities	(124)	(32)	(24)
Net Cash Provided by/(Used In) Financing Activities	—	199	(48)
Net Cash Provided by/(Used In) Discontinued Operations	(118)	1,598	(586)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(517)	344	(21)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	601	257	278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84	$601	$257
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$7,749	$4,521	$4,669
Net Cash Paid (Refunded) for Income Taxes	$1,485	$(182)	$(2,094)
NON-CASH INVESTING ACTIVITIES:
Property, Plant and Equipment Acquired with Capital Leases	$266	$782	$81

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/LOSS

Years Ended December 31

(Dollars in Thousands)

	Common Stock		Additional Paid - In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity	Income/(Loss)
BALANCE, DECEMBER 31, 2003	12,967,811	$1,297	$7,690	$18,246	$1,484	$28,717
Stock Award Plan	2,253		35			35
Employee Stock Purchase Plan	22,017	2	190			192
Directors’ Stock Retainer Plan	5,764	1	63			64
Stock Options Exercised	37,985	4	391			395
Dividend Reinvestment Plan	24,575	2	276			278
Stock Repurchase	(3,299)		(42)			(42)
Stock Option Tax Benefit			12			12
Net Income				7,590		7,590	$7,590
Dividends Paid				(5,717)		(5,717)
Other Comprehensive Income, Net of Income Taxes					21	21	21
Total Comprehensive Income							$7,611
BALANCE, DECEMBER 31, 2004	13,057,106	1,306	8,615	20,119	1,505	31,545
Stock Award Plan	6,309		43			43
Employee Stock Purchase Plan	25,054	2	282			284
Directors’ Stock Retainer Plan	7,521	1	64			65
Dividend Reinvestment Plan	28,938	3	258			261
Net Income				8,529		8,529	$8,529
Dividends Paid				(6,277)		(6,277)
Other Comprehensive Income, Net of Income Taxes					559	559	559
Total Comprehensive Income							$9,088
BALANCE, DECEMBER 31, 2005	13,124,928	1,312	9,262	22,371	2,064	35,009
Stock Award Plan	17,386	2	139			141
Employee Stock Purchase Plan	24,089	3	171			174
Directors’ Stock Retainer Plan	9,013	1	64			65
Dividend Reinvestment Plan	32,554	3	242			245
Stock based compensation			114			114
Net Income				2,268		2,268	2,268
Dividends Paid				(6,316)		(6,316)
Other Comprehensive Loss, Net of Income Taxes					(567)	(567)	(567)
Adoption of SFAS No. 158, net of tax of $690					(1,047)	(1,047)
Total Comprehensive Income							$1,701
BALANCE, DECEMBER 31, 2006	13,207,970	$1,321	$9,992	$18,323	$450	$30,086

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

The accounting policies of HickoryTech are in conformity with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Basis of Consolidation – The consolidated financial statements of HickoryTech include HickoryTech Corporation and its subsidiaries in the following two business segments: (i) Telecom Sector and (ii) Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of sales for the Enventis Sector includes the material and labor costs associated with the installation of products for customers.

Cost of services includes all costs related to delivery of HickoryTech’s communication services and products for both the Telecom and Enventis Sectors. These costs include all costs of performing services and providing related products, including engineering, customer service, billing and collections, network monitoring and transport costs. It does not include costs associated with selling, general and administrative, depreciation and amortization of property, plant and equipment, intangible asset impairment charges and cost of sales for the Enventis Sector.

Selling, general and administrative expenses include direct and indirect selling expenses, advertising, and all other general and administrative costs associated with the operations of the business.

On December 29, 2006, HickoryTech sold Collins to Skyview. The Collins operations were formerly reported in the Enterprise Solutions Sector. The results of operations of the Enterprise Solutions Sector are reported as discontinued operations for all periods presented (see Note 3 to the Notes to the Consolidated Financial Statements).

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

Revenue Recognition – HickoryTech recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenues in the Telecom Sector are earned from monthly billings to customers for telephone services, DSL and internet usage. ILEC revenues are also derived from charges for network access to HickoryTech’s local exchange telephone network, from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. The companies that take part in these pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. Management believes that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that companies participating in these pools make adjustments, there will be adjustments to recorded revenues in future periods.

Revenues in the Enventis Sector are generated from the sale of equipment, installation services, professional engineering services, equipment and system maintenance services, and voice and data transport services, including long-distance voice services.

Revenue related to the sale of equipment is recognized when the products are shipped to the customer under FOB shipping point terms. Sales of some equipment may require customer acceptance. In these instances, revenue recognition is deferred until customer acceptance is received. When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

Revenue is recognized when services are rendered for installation services, professional engineering services, and equipment and system maintenance services.

Generally, a flat monthly fee for voice and data transport services is charged and the related revenues are recognized as the services are provided. Long distance services are billed based upon levels of customer usage and are also recognized as the services are provided. When equipment is sold with voice and data transport services, initial “hook-up” fees are charged to customers for establishing voice and data transport services. These fees are deferred and recognized as revenue on a monthly basis over the expected term of the underlying customer relationship period of three to ten years. Direct and incremental costs of establishing these services are deferred and recognized over the customer relationship period or their estimated lives for property and equipment.

Comprehensive Income – HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income (loss) and its components. See Note 5 to the Notes to the Consolidated Financial Statements for additional information regarding Comprehensive Income.

Advertising Expense – Advertising is expensed as incurred. Advertising expense charged to operations was $1,377,000, $1,240,000 and $1,087,000 in 2006, 2005 and 2004, respectively.

Cash Equivalents – Cash equivalents include short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments.

Accounts Receivable – As of December 31, 2006, HickoryTech’s consolidated accounts receivable totaled $20,780,000, net of the allowance of doubtful accounts. As of December 31, 2006, HickoryTech believes accounts receivable are recorded at their fair value. As there may by exposure or risk with accounts receivable, HickoryTech routinely monitors its accounts receivable and adjusts the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable. The Company’s receivables can be concentrated with a small number of carriers or geographically.

Allowance for Doubtful Accounts – HickoryTech maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk.  Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $851,000 and $334,000 as of December 31, 2006 and 2005, respectively.

Inventories – Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. Similar to its allowance for doubtful accounts, HickoryTech makes estimates related to the valuation of inventory. HickoryTech adjusts its inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at the time that the facts that give rise to the lower value become known.

Investments – Investments include $2,490,000 of non-interest bearing Subordinated Capital Certificates from Rural Telephone Finance Cooperative (RTFC) and $1,064,000 from Co-Bank accounted for under the cost method of accounting. This method requires HickoryTech to periodically evaluate whether a non-temporary decrease in value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Property, Plant and Equipment – Property, plant and equipment are recorded at original cost of acquisition or construction. When regulated ILEC telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. When other plant and equipment is sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

On December 30, 2005 HickoryTech acquired Enventis. The Enventis property, plant and equipment, consisting primarily of fiber optic communications network was valued under SFAS No. 141 as it pertains to accounting for assets under Purchase Accounting and recorded the assets at fair value at the time of acquisition.

The components of property, plant and equipment are summarized as follows:

(Dollars in Thousands)	2006	2005
Telephone Plant	$261,427	$247,586
Enventis Property and Equipment	29,048	24,044
Enventis Indefeasable Rights to Use (IRU)	5,482	5,496
Other Property and Equipment	13,307	11,759
Total	309,264	288,885
Less Accumulated Depreciation	156,429	139,772
Property, Plant, and Equipment, Net	$152,835	$149,113

Included in the Enventis property, plant and equipment is fiber optic cable and indefeasible rights of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 and 25 years for new additions.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 4.9%, 5.4% and 6.0% for 2006, 2005 and 2004, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to twenty years.

HickoryTech’s Telecom Sector leases certain computer equipment under capital lease arrangements. HickoryTech has recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $351,000 and $714,000 ($1,711,000 and $1,555,000 asset, net of accumulated depreciation of $1,360,000 and $841,000) as of December 31, 2006 and 2005.

Capitalized Software Costs – Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” HickoryTech capitalizes costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three to ten years.

During 2006, 2005 and 2004, HickoryTech capitalized $1,124,000, $2,147,000 and $433,000, respectively, of costs associated with software purchased or developed for internal use only. The 2006 and 2005 costs relate primarily to costs associated with integrating the new enterprise resource planning software that HickoryTech converted to on January 1, 2006. Costs incurred in 2006 related primarily to the Enventis Sector, which was purchased in December 2005, and their migration to the software platform. Total capitalized software of $7,456,000 and $6,332,000 are included in property, plant and equipment at December 31, 2006 and 2005, respectively. Amortization expense relating to these costs amounted to $899,000 and $859,000 in 2006 and 2005, respectively, resulting in accumulated amortization of $3,896,000 and $2,997,000 at December 31, 2006 and 2005, respectively. Capitalized software costs, net of accumulated amortization, of $3,560,000 and $3,335,000 are included in property, plant, and equipment at December 31, 2006 and 2005, respectively.

Software costs associated with software that is developed or purchased for external sale or license are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” HickoryTech capitalizes costs related to such software when technological feasibility has been established and continues capitalization until the product becomes available for general release to customers. These software costs were fully amortized as of December 31, 2005. Amortization expense relating to these costs amounted to $0 in 2006 and $389,000 in 2005.

Intangible Assets and Goodwill – HickoryTech adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. Accordingly, at January 1, 2002, HickoryTech ceased amortizing its goodwill. See Note 2 to the Notes to the Consolidated Financial Statements for a more detailed discussion of the intangible assets and goodwill.  The changes to goodwill in 2006 are summarized below.

(Dollars in Thousands)	2006
Goodwill as of December 31, 2005	$27,109
Goodwill adjustments associated with the acquisition of Enventis	167
Goodwill associated with the sale of Enterprise Solutions	$(2,037)
Goodwill as of December 31, 2006	$25,239

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

Earnings (Loss) Per Share (EPS) – Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the employee stock purchase plan (ESPP).

	2006	2005	2004
Weighted Average Shares Outstanding	13,163,480	13,083,252	12,993,280
Stock Options	—	5,955	24,852
Stock Subscribed (ESPP)	—	8,210	7,505
Total Weighted Average Common and Equivalent Shares Outstanding	13,163,480	13,097,417	13,025,637

Options to purchase 515,884 shares as of December 31, 2006, 503,850 shares as of December 31, 2005 and 402,050 shares as of December 31, 2004 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Post-Retirement Benefits – The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated in accordance with the methods specified in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, HickoryTech adopted the following policies: Any prior service cost, or cumulative net gains and losses in excess of 10% of the SFAS No. 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.” The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

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

Stock Compensation – On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, prior periods are not restated. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25, which required the use of the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for stock options granted, since the exercise price was equal to the fair market value of the shares at the grant date. The grant-date fair value of stock options is estimated using the Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at time of vesting. Forfeitures are estimated based on historical experience. Compensation costs are recognized over the vesting period. Company stock options vest over a three-year period. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004:

	Years Ended December 31
(Dollars in Thousands)	2005	2004

Reported Net Income	$8,529	$7,590
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(224)	(278)
Pro Forma Net Income	$8,369	$7,371

Earnings per share:
Basic - as reported	$0.65	$0.58
Basic - pro forma	$0.64	$0.57

Diluted - as reported	$0.65	$0.58
Diluted - pro forma	$0.64	$0.57

Recent Accounting Developments - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 157 on its results of operations, cash flows and financial condition.

In accordance with the guidance issued in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), effective for the fiscal years ending after December 15, 2006, we will account for sales tax imposed on our goods and services on a net basis in our Consolidated Financial Statements. We primarily act as an agent for governmental authorities. Amounts charged to the customer are collected and remitted directly to the appropriate jurisdictional entity.

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

HickoryTech is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. No such event occurred during 2006 or 2005. As of December 31, 2006 and 2005, HickoryTech completed its annual impairment tests for acquired goodwill. The 2006 test included Enventis for the first time and excluded Enterprise Solutions given it was sold prior to the year-end test. Such testing resulted in no impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test.

On December 31, 2006, HickoryTech divested itself of Collins. The Collins results of operations, which were formally recorded in the Enterprise Solutions Sector, had a goodwill balance of $2,037,000, which was written off in connection with the divestiture.

On December 30, 2005, HickoryTech acquired Enventis. The preliminary purchase price allocation resulted in goodwill of $2,023,000, which has been adjusted to $2,190,000 as of December 31, 2006, as noted in the table below. The purchase price allocation is considered to be final. A summary of changes in the Enventis goodwill is as follows:

Enventis
(Dollars in Thousands)	Goodwill
Balance at December 31, 2005	$2,023
Purchase price adjustments	124
Other	43
Balance as of December 31, 2006	$2,190

The carrying value of HickoryTech’s goodwill decreased from $27,109,000 as of December 31, 2005 to $25,239,000 as of December 31, 2006, due to the sale of Collins and working capital adjustments and purchase price allocation adjustments associated with the purchase of Enventis (See Note 1 to the Notes to the Consolidated Financial Statements).

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values.  Identifiable intangible assets that are subject to amortization are evaluated for impairment.

The components of HickoryTech’s intangible assets are as follows:

		As of December 31, 2006		As of December 31, 2005
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$1,504	$4,229	$544
Other Intangibles	1 - 5 years	730	315	730	103
Total		$4,959	$1,819	$4,959	$647

During 2005, HickoryTech acquired Enventis. Part of the acquisition price included $3,400,000 for customer relationships and contracts and $600,000 for the other intangibles. In addition, HickoryTech completed another acquisition in 2005 that included $8,000 for customer relationships and $21,000 for other intangibles.

Amortization expense related to the definite-lived intangible assets for 2006, 2005 and 2004 was $1,172,000, $104,000, and $103,000, respectively. Amortization expense for the five years subsequent to 2006 is as follows: 2007 - $1,157,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000 and 2011 - $0.

NOTE 3 – ACQUISITION, DISPOSITION and DISCONTINUED OPERATIONS

Acquisition of Enventis

On December 30, 2005 HickoryTech purchased Enventis from ALLETE, Inc. The purchase price was cash of $35,500,000 in exchange for the common stock of Enventis, with further purchase price adjustments and transaction costs. After purchase price adjustments, the total purchase consideration was $38,602,000. Enventis had no debt at the time of acquisition. The purchase agreement outlines certain purchase price adjustments which resulted in cash payments between Allete and HickoryTech in the first quarter of 2006. These purchase price adjustments were for working capital, capital expenditures and employee benefits. There are no contingent payments or earn-out payments.

The financing for the estimated $38,602,000 total purchase consideration for Enventis, plus an additional $8,500,000 million for Enventis working capital, was entirely from HickoryTech’s credit agreement, as established on December 30, 2005. The credit facility is comprised of a $30,000,000 revolving credit component which expires on December 30, 2011 and a $130,000,000 term loan component, which has partial maturities during its term, with final maturity on June 30, 2013 (See Note 9 to the Notes to the Consolidated Financial Statements).

The table below sets forth the final Enventis purchase price allocation as of December 31, 2006:

(Dollars in Thousands):
Identifiable intangible assets:
Customer relationship and contracts	$3,400
Cisco gold supplier relationship	600
Net working capital	4,226
Property and equipment	23,649
Indefeasible rights to use	5,496
Other assets and liabilities	(959)
Goodwill	2,190
Allocation of purchase consideration	$38,602

Of the identifiable intangible assets identified above, customer relationships and contracts have useful lives of four years, and the Cisco Gold supplier relationship has a useful life of three years. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Dispositions

Effective December 31, 2006, HickoryTech sold Collins to Skyview. The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of the Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years based on financial targets reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement also contains a service agreement, whereby Skyview agrees to provide customer support as a subcontractor for HickoryTech’s Nortel equipment business. This agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

On December 15, 2003, HickoryTech sold its wireless business, MSWC, to WWC. The wireless operations were formerly reported as part of the Telecom Sector.

The following table includes certain summary statement of operations information related to the operations of Enterprise Solutions and the wireless business reflected in discontinued operations for the years ended December 31:

(Dollars in Thousands)	2006	2005	2004

Revenues and sales	$11,049	$14,589	$11,708
Operating expenses	12,115	14,740	13,370
Depreciation and amortization	104	117	171
Operating loss	(1,170)	(268)	(1,833)
Loss on sale of discontinued operations	(3,385)	—	—
Other income/expense	(1)	206	—
Pretax loss from discontinued operations	(4,556)	(62)	(1,833)
Income tax benefit	(1,589)	(25)	(742)
Net loss of discontinued operations	$(2,967)	$(37)	$(1,091)

The following table summarizes the net assets and liabilities relating to Enterprise Solutions that were sold to Skyview as of December 31, 2006.

2006

Current assets	$2,869
Property, plant and equipment	253
Goodwill	2,037
Assets	$5,159
Current liabilities	$1,674
Other liabilities	—
Liabilities	$1,674

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of HickoryTech’s long-term obligations, after deducting current maturities, is estimated to be $132,202,000 at December 31, 2006 and $135,855,000 at December 31, 2005, compared to carrying values of $141,529,000 and $140,980,000 respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets.

HickoryTech’s financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income (loss) and its components.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Unrecognized Net Actuarial Loss (1)	Unrecognized Prior Service Credit (1)	Unrecognized Transition Asset (1)	Unrealized Gain/(Loss) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
January 1, 2004	—	—	—	(326)	(326)
2004 Activity	—	—	—	(1,179)	(1,179)
December 31, 2004	—	—	—	(1,505)	(1,505)
2005 Activity	—	—	—	(559)	(559)
December 31, 2005	—	—	—	(2,064)	(2,064)
2006 Activity	—	—	—	567	567
Adoption of SFAS No. 158	$867	(37)	217	—	1,047
December 31, 2006	$867	$(37)	$217	$(1,497)	$(450)

(1) Amounts pertain to our postretirement benefit plans.

The increase (decrease) income tax benefit associated with each component in 2006 is as follows:

Related to Adoption of FAS No. 158:
Unrecognized Net Actuarial Loss	$571
Unrecognized Prior Service Credit	(24)
Unrecognized Transition Asset	143
Related to 2006 Activity
Unrecognized Gain on Derivatives	374
Total	1,064
Income tax (liability) related to years prior to 2006:
Unrecognized Gain on Derivatives	(1,365)
Income tax (liability) related to OCI, 12/31/06	$(301)

NOTE 6 – BUSINESS SEGMENTS

HickoryTech’s operations are conducted in two business segments as: (i) Telecom Sector and (ii) Enventis Sector. The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven communities in northwest Iowa as an ILEC. The Telecom Sector also operates fiber optic cable transport facilities in Minnesota. The Telecom Sector also offers an alternative choice for local telecommunications service, known as CLEC service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. The Telecom Sector, through NIBI, also provides data processing and related services to HickoryTech’s other product lines and to other external telephone companies, municipalities, utilities and wireless and cable providers. Prior to the sale of Collins, the Enterprise Solutions Sector designed, sold, installed and serviced business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota. The Enterprise Solutions Sector operations are reported as discontinued operations for all periods presented. The Enventis Sector specializes in providing telecommunications and network solutions for companies of all sizes. In addition to its statewide, fiber optic network, Enventis provides innovative IP services that combine voice and data onto a single platform.

Business segment information for the years ended December 31, 2006, 2005, and 2004 is as follows:

BUSINESS SEGMENT DATA

Years Ended December 31

(Dollars in Thousands)

		Enventis	Corporate and
2006	Telecom	Telecom	Eliminations	Consolidated
Revenue from Unaffiliated Customers	$74,896	$58,005	$—	$132,901
Intersegment Revenues	260	50	(310)	—
Total	75,156	58,055	(310)	132,901

Depreciation and Amortization	15,009	3,048	64	18,121
Operating Income/(Loss)	15,100	2,240	(1,509)	15,831
Interest Expense	(79)	—	7,441	7,362
Income Taxes	5,960	879	(3,467)	3,372
Income/(Loss) from Continuing Operations	9,237	1,363	(5,365)	5,235
Identifiable Assets	157,058	59,856	9,986	226,900
Capital Expenditures	15,631	5,324	103	21,058

		Enventis	Corporate and
2005	Telecom	Telecom	Eliminations	Consolidated
Revenue from Unaffiliated Customers	$77,922	$—	$—	$77,922
Intersegment Revenues	128	—	(128)	—
Total	78,050	—	(128)	77,922

Depreciation and Amortization	15,375	—	61	15,436
Operating Income/(Loss)	18,829	—	(351)	18,478
Interest Expense	61	—	4,302	4,363
Income Taxes	7,464	—	(1,818)	5,646
Income/(Loss) from Continuing Operations	11,324	—	(2,758)	8,566
Identifiable Assets	152,227	52,061	12,546	216,834
Capital Expenditures	19,312	—	122	19,434

BUSINESS SEGMENT DATA

Years Ended December 31

(Dollars in Thousands)

		Corporate and
2004	Telecom	Eliminations	Consolidated
Revenue from Unaffiliated Customers	$78,807	$—	$78,807
Intersegment Revenues	128	(128)	—
Total	78,935	(128)	78,807

Depreciation and Amortization	16,308	55	16,363
Operating Income/(Loss)	19,710	(581)	19,129
Interest Expense	156	4,457	4,613
Income Taxes	7,924	(2,028)	5,896
Income/(Loss) from Continuing Operations	11,660	(2,979)	8,681
Identifiable Assets	152,175	8,483	160,658
Capital Expenditures	16,586	2	16,588

NOTE 7 – STOCK COMPENSATION

Employee Stock Purchase Plan:

Under the terms of an employee stock purchase plan (ESPP), participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. On January 29, 2007, this employee stock purchased plan expired. On August 1, 2006 the Board of Directors approved, subject to shareholder approval at the May, 2007 annual meeting, a new employee stock purchase plan that will replace the expired plan. The new plan has the same provisions for employee eligibility, employee stock purchase price, and limitation of not more than 10% of employee compensation.

There were initially 900,000 common shares reserved for the employee stock purchase plan that expired in January 2007 and 542,101 and 566,190 shares respectively, on December 31, 2006 and 2005, still available for issuance. Subject to shareholder approval, the plan that will replace the expired plan will have 500,000 common shares reserved for the employee stock purchase plan. As of December 31, 2006, employees had subscribed to purchase approximately 18,273 shares in the new plan year ending August 31, 2007. At December 31, 2005, employees had subscribed to purchase approximately 23,970 shares in the expired plan for the plan year that ended August 31, 2006.

Retainer Stock Plans for Directors:

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors receive $5,000 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2006, there were 300,000 common shares reserved for this plan and 238,008 shares still available for future issuance.

Non-Employee Director Stock Option Plan:

HickoryTech previously offered a directors’ stock option plan to attract and retain outside directors. The plan provided for each outside director to receive fully vested options to purchase 5,000 shares of HickoryTech common stock at an exercise price equal to the fair market value of the common stock on a date as specified in the plan if HickoryTech met pre-established financial objectives. Directors’ options could be exercised no later than ten years after the date of grant. On May 9, 2005 the Director’s Incentive Plan replaced this plan. The 81,000 remaining shares under the Directors’ Stock Option Plan are no longer available for use.

Non-Employee Directors’ Incentive Plan:

Beginning in May 2005, HickoryTech began offering a Directors’ Incentive Plan to attract and retain outside Directors. The plan provides for each Director to receive 1,000 shares of HickoryTech common stock if HickoryTech meets pre-established financial objectives. In 2006, each director received 1,000 shares of HickoryTech common stock under this plan based on 2005 results. As of December 31, 2006, there were 200,000 common shares reserved for this plan and 190,000 shares available for future grants.

Stock Award Plan:

HickoryTech’s stock award plan provides for the granting of non-qualified stock options, stock awards and restricted stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. Stock award activity related to this component of the Plan was as follows:

	2006	2005	2004
Stock Awards Granted	3,846	3,552	200
Weighted Average Fair Value of Stock Awards Granted During the Year	$7.05	$8.22	$11.87

In addition, for one component of the plan, HickoryTech utilizes a trust account for the funding of long-term performance awards, which were issued until 2003. In 2006, 2005 and 2004, HickoryTech paid cash of $26,000, $25,000 and $23,000 for its common stock shares and issued shares of 3,540, 2,757 and 2,053 in 2006, 2005 and 2004, respectively, to a trust for the benefit of certain key employees. The stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2006, there were 1,750,000 common shares reserved for this plan and 990,355 shares available for future grants.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements for 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the 2006 was approximately $139,000 pre-tax and $93,000 after tax. In 2006, approximately $69,000 of this after-tax expense relates to the expensing of stock options and $24,000 to the ESPP. Stock compensation expense for 2005 and 2004, as calculated under APB No. 25, was $107,000 and $99,000 respectively, for all stock compensation plans. The adoption of SFAS No. 123(R) had minimal impact on earnings per share, diluted earnings per share, and cash flow from financing and operations in 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations in 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123 as well as grants in 2006 under FAS123(R). Because share-based compensation expense recognized in the Consolidated Statements of Operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We use historical data to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The Company uses a seven-year period to calculate the historical volatility of its stock price for use in the valuation model. The dividend yield rate is based on the Company’s current dividend payout pattern and current market price. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding.

The following table details the key assumptions used in computing fair value using the Black-Scholes Option valuation model during the three-year period ended December 31, 2006:

	2006	2005	2004
Volatility	37.0%	33.9%	37.1%
Dividend Yield	6.9%	4.5%	3.8%
Risk-Free Interest Rates	4.8%	4.1%	3.9%
Expected Life in Years	7	7	7

On September 1, 2006 Mr. John W. Finke received a one-time grant of 15,000 options associated with his acceptance of the CEO position. The weighted average grant date fair value of these options was $1.43 per share. Other than the one-time stock award issued to Mr. Finke, options were last granted under the Company’s Stock Award Plan in February 2005. The Stock Award Plan provides for the issuance of stock options, but no current compensation programs have options as a component.

A summary of all stock option activity for the three-year period ended December 31, 2006 follows:

	Options			Weighted Average Exercise Price
	2006	2005	2004	2006	2005	2004
Outstanding at Beginning of Year	578,850	549,065	595,798	$12.63	$12.86	$13.01
Granted	15,000	60,000	88,950	6.95	10.85	11.46
Exercised	—	—	(37,985)	—	—	10.40
Forfeited	(28,448)	—	(25,417)	11.15		12.19
Expired	(49,518)	(30,215)	(72,281)	10.50	13.41	13.85
Outstanding at End of Year	515,884	578,850	549,065	$12.75	$12.63	$12.86
Exercisable at End of Year	462,556	449,895	412,386	$13.07	$13.14	$13.47

Weighted Average Fair Value of Options Granted During the Year	$1.43	$2.68	$3.31
Fair Value of Options Vesting During the Year	$186,000	$227,000	$299,000
Intrinsic Value of Options Exercised During the Year	$—	$—	$31,998

All stock options granted in 2006, 2005 and 2004 had an exercise price equal to the fair market value of HickoryTech’s common stock on the date of grant.

The following table provides certain information with respect to stock options outstanding at December 31, 2006:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	9.7 years
$8.00 - $12.00	197,834	10.23	6.3 years
$12.00 - $16.00	244,550	13.84	4.2 years
$16.00 - $21.00	58,500	18.21	4.4 years
	515,884	$12.75	5.2 years

Aggregate intrinsic value:		$3,000

The following table provides certain information with respect to stock options exercisable at December 31, 2006:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$8.00 - $12.00	159,506	$10.02	5.9 years
$12.00 - $16.00	244,550	13.84	4.2 years
$16.00 - $21.00	58,500	18.21	4.4 years
	462,556	$13.07	4.8 years

Aggregate intrinsic value:		$-

As of December 31, 2006, there was $97,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. We expect to recognize this expense over a weighted average period of two years.

NOTE 8 – SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $10 million credit facility with a financing company to purchase inventories from certain approved vendors.  Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech.  The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party.  Borrowings outstanding under the credit facility at December 31, 2006 totaled $7,719,000.

NOTE 9 – DEBT AND OTHER OBLIGATIONS

HickoryTech’s long-term obligations as of December 31, 2006, were $141,529,000, excluding current maturities of $1,300,000 on debt and $260,000 on current maturities of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently amortized to a $158.7 million facility as of December 31, 2006), which amended its previous credit facility.  The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $108,900,000 as of December 31, 2006, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2006 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,800,000 as of December 31, 2006, and is held entirely by Rural Telephone Finance Cooperative. Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $14,000,000 as of December 31, 2006. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Corporation (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available, and change from time to time. The applicable margin for the revolving credit facility, term loan B, and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility, payable quarterly.  The credit facility requires HickoryTech to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance, to manage the Company’s exposure to interest rate fluctuations. HickoryTech continually monitors the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. As a result of the new credit agreement, HickoryTech incurred $1,525,000 of new debt placement costs in 2005.

Long-term debt:

(Dollars in Thousands)	2006	2005
Credit Facility, Average 5.9%, maturing in varying amounts through 2013	$142,700	$142,035
Capitalized Lease Obligations, Interest at 4.8%, maturing April 2009	389	723
Total	143,089	142,758
Less Current Maturities	1,560	1,778
Long-Term Obligations	$141,529	$140,980

Long-term obligations consist of the following:

Credit Facility Obligations:

HickoryTech is required to comply with specified financial ratios and tests applicable to the Company and its current subsidiaries, including maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. HickoryTech’s obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to, accounts receivable, inventory, equipment and intellectual property, general intangibles, cash and proceeds of the foregoing and first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

The term loan component has a provision whereby HickoryTech periodically receives patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $1,049,000 in 2006, $367,000 in 2005 and $357,000 in 2004.

Annual requirements for principal payments for the years subsequent to 2006 are as follows: 2007 - $1,300,000; 2008 - $1,300,000; 2009 - $1,300,000; 2010 - $1,300,000; 2011 - $15,300,000; 2012 - $103,600,000 and thereafter - $18,600,000.

Capital Lease Obligations:

HickoryTech’s Telecom Sector leases certain computer equipment under capital lease arrangements. HickoryTech has recorded the present value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under these capital leases are included in property, plant and equipment and amounted to $351,000 and $714,000 ($1,711,000 and $1,555,000 asset, net of accumulated depreciation of $1,360,000 and $841,000) as of December 31, 2006 and 2005.

Capital leases are part of property, plant and equipment on the balance sheet. Annual requirements for future lease payments under this capital lease are as follows:

Annual
Year	Lease Payments
2007	$260,000
2008	115,000
2009	14,000
Total Minimum Lease Payments	389,000
Amount Representing Interest	(20,000)
Present Value of Minimum Lease Payments	369,000
Less Current Portion	(260,000)
Long-Term Lease Obligation	$109,000

Operating Lease Commitments

HickoryTech owns most of its major facilities, but does lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $1,831,000 in 2006, $1,240,000 in 2005 and $1,082,000 in 2004. At December 31, 2006, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2007 - $1,019,000;  2008- $956,000; 2009 - $784,000;  2010 - $641,000;  2011 - $525,000 and thereafter - $3,102,000.

NOTE 10 – EMPLOYEE RETIREMENT BENEFITS

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. HickoryTech contributes up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution. HickoryTech contributions and costs for the retirement savings plan were $1,350,000 in 2006, $1,013,000 in 2005 and $1,007,000 in 2004.

In addition to providing retirement savings benefits, HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech is not currently funding these post-retirement benefits, but has accrued these liabilities. New employees hired on or after January 1, 2007 will not be eligible for post-retirement health care and life insurance benefits.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.  SFAS No. 158 requires that we recognize the funded status of our postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.  The impact of SFAS No. 158 on the Company’s December 31, 2006 consolidated financial statements based on the actuarial measurements of plan assets and obligations dated December 31, 2006 is as follows:

(Dollars in Thousands)
Increase in post-retirement benefit obligations	$1,737
(Includes current portion of $212,000)
Increase in income tax benefit	690
Increase in accumulated other comprehensive income, net of tax	$1,047

The following table summarizes the balance sheet impact, including the benefit obligations, assets, and funded status associated with the companies postretirement benefit plans as of December 31, 2006 and 2005.

(Dollars in Thousands)	2006	2005
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$7,878	$8,081
Service Cost	322	367
Interest Cost	429	460
Amendments	—	—
Medicare Part D Subsidy	—	—
Acquisition	—	365
Actuarial Gain	(754)	(1,202)
Benefits Paid	(203)	(193)
Benefit Obligation at End of Year	$7,672	$7,878

Change in Plan Assets
Fair Value of Assets at Beginning of Year	$—	$—
Actual Return on Assets	—	—
Employer Contribution	203	193
Distributions	(203)	(193)
Fair Value of Assets at End of Year	$—	$—

Reconciliation of Funded Status
Funded Status	$(7,672)	$(7,878)
Unrecognized Net Actuarial Loss	—	2,317
Unrecognized Transition Obligation	—	420
Unrecognized Prior Service Cost	—	(73)
Net Amount Recognized	$(7,672)	$(5,214)

	2006	2005	2004
Components of Net Periodic Benefit Cost
Service Cost	$322	$367	$362
Interest Cost	429	460	508
Expected Return on Plan Assets	—	—	—
Amortization of Transition Obligation	60	60	60
Amortization of Prior Service Cost	(11)	(11)	(11)
Recognized Net Actuarial Loss	124	175	208
Net Periodic Benefit Cost	$924	$1,051	$1,127

Weighted-Average Assumptions as of December 31:
Used to Determine the Post-Retirement Expense	6.00%	5.75%	6.50%
Used to Determine the Benefit Obligation	6.00%	5.50%	5.75%

In 2007, HickoryTech expects to recognize approximately $60,000 of transition obligation, ($12,000) of the prior service credit and $70,000 of the net actuarial loss as a component of total period postretirement benefit expense. A refund in the amount of $39,000 is expected to be received in 2007 relating to the Medicare Part D program.

Health Care Trend Rates for the Year Ending December 31, 2006	Year	Trend
	2007-2008	8.00%
	2008-2009	7.50%
	2009-2010	7.00%
	2010-2011	6.50%
	2011-2012	6.00%
	2012-2013	5.50%
	2013-2014	5.00%
	2014+	4.50%

Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease

Accum. Post-Retirement Benefit Oblig. as of December 31, 2006
Dollar	$1,369	$(1,100)
Percentage Change in Retiree Medical	17.3%	(13.9)%

Service Cost and Interest Cost for Fiscal 2006
Dollar	$158	$(123)
Percentage Change in Retiree Medical	22.0%	(17.2)%

Post-retirement benefits are calculated in accordance with the methods specified in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and “SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the instances where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, HickoryTech adopted the following policies: any prior service cost or cumulative net gains and losses in excess of 10% of the FAS 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in the portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.” The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the affects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 8% in 2006, and decreases 0.5% each year until it reaches 4.5% in 2014 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten-year history of the Company’s self-funded medical benefits plan, and provide results unique to the Company’s philosophy of controlling rising medical costs. This has resulted in the Company consistently having lower increases in health care costs than the national averages. An increase of one-percentage point in the assumed health care cost trend would increase the accumulated post-retirement benefit obligation at December 31, 2006 by $1,369,000. A decrease of one-percentage point in the assumed health care cost trend would decrease the accumulated post-retirement benefit obligation at December 31, 2006 by $1,100,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which requires current recognition of the federal subsidy that employers may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under its post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D. Consequently, HickoryTech re-measured its accumulated post-retirement benefit obligation (APBO) as of June 30, 2004, to account for the federal subsidy. The related reduction in APBO was deemed to be significant as of the re-measurement date and HickoryTech has recognized a decrease in the net periodic cost for the last two quarters of fiscal 2004 of $54,000. As of December 31, 2006 and 2005, the reduction in the APBO due to the subsidy was $937,000 and $939,000.

NOTE 11 – INCOME TAXES

The income tax provision (benefit) for operations for the years ended December 31, 2006, 2005 and 2004 include the following components:

(Dollars in Thousands)	2006	2005	2004

Current Income Taxes:
Federal	$972	$3,726	$430
State	276	1,060	122
Deferred Income Taxes:
Federal	218	496	3,602
State	317	339	1,000
Total Income Tax Provision	$1,783	$5,621	$5,154

Income tax expense is included in the financial statements as follows:

(Dollars in Thousands)	2006	2005	2004

Continuing Operations	$3,372	$5,646	$5,896
Discontinued Operations	(1,589)	(25)	(742)
Total Income Tax Provision	$1,783	$5,621	$5,154

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in Thousands)	2006	2005
Tax Liabilities:
Depreciation and Fixed Assets	$12,509	$12,045
Intangible Assets	5,274	5,129
Derivatives	991	1,366
Other	158	268
Gross Deferred Tax Liability	18,932	18,808

Tax Assets:
Deferred Compensation and Post-Retirement Benefits	3,439	2,607
Receivables and Inventories	519	231
Accrued Liabilities	457	244
State Net Operating Loss	1,616	1,531
Alternative Minimum Tax Credits	—	680
Gross Deferred Tax Asset	6,031	5,293
Valuation Allowance	(1,616)	(1,531)
Net Deferred Tax Liability	14,517	15,046
Current Deferred Tax Asset	815	300
Net Non-Current Deferred Tax Liability	$15,332	$15,346

HickoryTech has state net operating loss carry-forwards for tax purposes, available to offset future income, of approximately $28,000,000 at December 31, 2006. The state net operating loss carry-forwards expire in varying amounts between 2018 and 2025. The utilization of these carry-forwards as an available offset to future taxable income is subject to limitations under applicable state income tax laws. A valuation allowance has been established to reduce the carrying value of the benefits associated with the net operating losses incurred by subsidiaries of HickoryTech in the state of Iowa. This valuation allowance was established due to uncertainty as to realization of these benefits based on the continued net operating losses generated by these subsidiaries. Future events and changes in circumstances could cause this valuation allowance to change.  In the third quarter of 2006, we released a tax reserve of $158,000 in order to comply with SFAS No. 109, “Accounting for Income Taxes.” This reserve related to a prior year federal audit period, which was closed due to the expiration of the statute of limitations. This benefit was partially offset by normal true-ups of prior year tax accruals.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	2006	2005	2004
Statutory Tax Rate	34.0%	34.0%	34.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	6.1	5.8	5.8
Release of Income Tax Reserve and Prior Year Adjustments	(1.2)	—	—
Medicare Part D Subsidy	(0.6)	(0.4)	—
Other, Net	0.9	0.3	0.6
Effective Tax Rate	39.2%	39.7%	40.4%

NOTE 12 – FINANCIAL DERIVATIVE INSTRUMENTS

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

HickoryTech has variable rate debt instruments, which subject the Company to interest rate risk. Beginning in the second quarter of 2003, HickoryTech entered into interest rate swap agreements, with remaining maturities of eighteen months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The market value of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and will be recognized in earnings over the term of the swap agreement.

The fair value of the HickoryTech’s derivatives at December 31, 2006 and 2005 is a net asset of $2,489,000 and $3,429,000, respectively, which is included in other assets in the consolidated balance sheet.

NOTE 13 – REGULATORY ASSET AND LIABILITY

Effective January 1, 2002, the FCC, in its “MAG Order” on Access Charge Reform, directed all rate-of-return carriers to file revisions to their tariffs to eliminate the TIC as a separate rate element. In effect, the costs previously recovered through the TIC were reallocated over all other access categories, including carrier common line, transport, local switching, information surcharge and special access. The FCC made it clear that “this tariff filing should be a revenue neutral tariff filing.” The total revenues reallocated from the TIC to the remaining access elements were limited to the total revenues recovered from the TIC for the twelve-month period ended June 30, 2001. These revenues were calculated using the carrier’s traffic volumes and the TIC rate for the twelve-month period ended June 30, 2001. These calculations were prepared by an independent third-party and approved by NECA. Reallocating the costs to the other access billing categories eliminated TIC. The FCC conducted an investigation of all tariff filings, including NECA’s CCL tariff and Heartland’s TS tariff, to determine if the filing parties had properly reallocated the TIC costs among the other access charge categories. The FCC terminated its investigation of several tariff filings, concluding that “the carriers have substantially complied with the Rate-of-Return Access Charge Reform Order and their tariffs no longer warrant investigation.” Despite this ruling by the FCC during the fourth quarter of 2003, NECA informed HickoryTech’s Heartland subsidiary that it would not allow it to recover a portion of the TIC costs allocated to the CCL, because an incorrect TIC rate was used in the calculation. As a result of this billing error, the Company recovered $611,000 of excess revenues from the NECA CCL pool. NECA required Heartland to repay the $611,000 in 2004. The FCC approved a mid-course correction to Heartland’s TS tariff as a supportable method of recouping NECA’s CCL reduction. The revision corrects the TIC rate originally used, and factors recovery of the $611,000, into the TS rate elements. HickoryTech recouped this revenue over the remaining eighteen months of the TS tariff, from January 1, 2004 to June 30, 2005. In accordance with SFAS No. 71, HickoryTech recorded a regulatory asset for the revenue it would recoup with a balance of $0 at December 31, 2005 and $204,000 at December 31, 2004.

NOTE 14 – COMMITMENT AND CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows. HickoryTech has change of control agreements with our executive officers. These agreements provide that the executive will be paid between two and three times their annual compensation in the event that the executive is terminated within three years after a change of control. In addition, we have an employment agreement with our CEO that provides for severance benefits equal to eighteen months salary in the event we terminate his employment without cause, or he terminates for a good reason (information pertaining to these agreements with the executive officers is included in Part III, Item 11, Executive Compensation).

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Dollars in Thousands, except per share amounts)

	2006
	4th	3rd	2nd	1st
Operating Revenues	$33,401	$32,670	$34,090	$32,740
Operating Income	$2,978	$4,230	$4,444	$4,179
Income from Continuing Operations	$486	$1,629	$1,587	$1,533
Income from Disc. Ops., Net of Taxes	$(2,426)	$(184)	$(213)	$(144)
Net Income	$(1,940)	$1,445	$1,374	$1,389
Basic EPS - Continuing Operations	$0.04	$0.12	$0.12	$0.12
Basic EPS - Discontinued Operations	$(0.18)	$(0.01)	$(0.02)	$(0.01)
Fully Diluted EPS - Continuing Operations	$0.04	$0.12	$0.12	$0.12
Fully Diluted EPS - Discontinued Operations	$(0.18)	$(0.01)	$(0.02)	$(0.01)

Dividends Per Share	$0.12	$0.12	$0.12	$0.12

	2005
	4th	3rd	2nd	1st
Operating Revenues (1)	$18,987	$18,903	$20,199	$19,833
Operating Income	$4,341	$4,676	$4,784	$4,677
Income from Continuing Operations	$1,967	$2,136	$2,256	$2,207
Income from Disc. Ops., Net of Taxes	$(116)	$16	$154	$(91)
Net Income	$1,851	$2,152	$2,410	$2,116
Basic EPS - Continuing Operations	$0.15	$0.16	$0.18	$0.17
Basic EPS - Discontinued Operations	$(0.01)	$—	$0.01	$(0.01)
Fully Diluted EPS - Continuing Operations	$0.15	$0.16	$0.18	$0.17
Fully Diluted EPS - Discontinued Operations	$(0.01)	$—	$0.01	$(0.01)

Dividends Per Share	$0.12	$0.12	$0.12	$0.12

(1)       Enventis Telecom was acquired on December 30, 2005.  2005 results to not reflect operating results from the Enventis sector.

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

NOTE 16 – SUBSEQUENT EVENT

HickoryTech’s Board of Directors has declared a regular quarterly dividend of 12 cents per share, payable March 5, 2007 to shareholders of record on February 15, 2007.

Item 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by HickoryTech in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to HickoryTech’s management, including its chief executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated March 14, 2007

John W. Finke	David A. Christensen
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting during the period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10.                        Directors, Executive Officers of the Registrant and Corporate Governance.

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Security Ownership of Management,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. Disclosure relating to the audit committee, including the audit committee financial expert, found under the heading of “Audit Committee Report” in the Proxy Statement is also incorporated by reference.

HickoryTech has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, Director of Regulatory Affairs, Director of Public and Investor Relations, Controller, Senior Manager of Financial Compliance, the Board of Directors and other appropriate personnel as identified.

Item 11.                        Executive Compensation.

Information as to executive compensation included under the headings of “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards in 2006,” “Outstanding Equity Awards at 2006 Fiscal Year End,” “2006 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation for 2006,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements,” “Compensation Committee Report on Executive Compensation,” and “Compensation of Directors,” in the Proxy Statement is incorporated by reference.

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

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1):	515,884	$12.75	1,418,363

Equity compensation plans not approved by security holders:	—	—	—

Total	515,884	$12.75	1,418,363

(1) - Includes the Company’s Employee Stock Purchase Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan, Non-Employee Directors’ Incentive Plan, and Stock Award Plan.

Item 13.                        Certain Relationships and Related Transactions, and Director Independence.

HickoryTech does not know of any transactions with related persons required to be reported under this item. The information regarding director independence under the caption “Corporate Governance Matters – The Board of Directors and Committees,” in the Proxy Statement is incorporated by reference.

Item 14.                        Principal Accountant Fees and Services.

The information under the heading “Independent Auditors and Payment of Fees to Auditors,” in the Proxy Statement is incorporated herein by reference.

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
10(e) †

Change in Control Agreement dated June 25, 1998, between registrant and David A. Christensen, John W. Finke and Mary T. Jacobs (Incorporated by reference to Exhibit 10(e) to the registrant’s Form 10-K dated March 29, 2000)

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
10(p)

Stock Purchase Agreement dated as of September 18, 2003 between Hickory Tech Corporation and Western Wireless Corporation (Incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated December 30, 2003)

10(q) †	Summary of the Hickory Tech Corporation Long-Term Executive Incentive Program (Incorporated by reference to Exhibit 10(q) to the registrant’s Form 8-K filed February 22, 2005)
10(r)†	Form of Stock Option Agreement Used in Connection with Grants Under the 1993 Stock Award
10(s)	Hickory Tech Corporation Directors’ Incentive Plan (Incorporated by reference to Exhibit 10(s) to the registrant’s Form 8-K filed May 9, 2005)
10(t)

Stock Purchase Agreement by and between Hickory Tech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005. (Incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 10, 2005)

10(u)

First Amendment to the Stock Purchase Agreement by and between Hickory Tech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005. (Incorporated by reference from Exhibit 2.1A to the registrant’s Current Report on Form 8-K filed on January 05, 2006)

10(v)

Agreement for Wholesale Financing between HickoryTech and GE Commercial Distribution Finance Corporation dated February 23, 2006 (Incorporated by reference from the Current Report on Form 8-K of the Company filed April 7, 2006)

10-1(a) †

Employment agreement between the Company and John W. Finke, President and Chief Executive Officer of the Company, dated August 10, 2006 (Incorporated by reference from the Current Report on Form 8-K of the Company filed August 16, 2006)

10-1(b)

Separation Agreement and General Release between the Company and John E. Duffy, former President and Chief Executive Officer of the Company, dated June 2, 2006 (Incorporated by reference from the Current Report on Form 10-6 of the Company filed August 4, 2006)

Exhibit	Description
10-1(c) †	Separation Agreement and General Release between the Company and Jon L. Anderson, former President of Small and Medium Business Solutions of the Company.
10-1(d) †	Amended and restated Hickory Tech Corporation Employee Stock Purchase Plan, dated August 1, 2006
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K dated March 9, 2004)
21 *	Subsidiaries of Hickory Tech Corporation
23.1 *	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*        Filed herewith.

†         Management compensation plan or arrangement required to be filed as an exhibit.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

	Years Ended December 31,
(In Thousands)	2006	2005	2004

Balance, at beginning of year	$334	$1,256	$1,283
Additions charged to income - Continuing Operations	1,043	953	1,003
Write-offs, net of recoveries - Continuing Operations	(441)	(1,875)	(1,030)
Discontinued Operations, Net	(85)	—	—

Balance, at end of year	$851	$334	$1,256

INVENTORY VALUATION RESERVE:

	Years Ended December 31,
(In Thousands)	2006	2005	2004

Balance, at beginning of year	$266	$1,432	$734
Additions charged to income	438	239	731
Reductions (1)	(27)	(1,405)	(33)
Discontinued Operations, Net	(215)	—	—

Balance, at end of year	$462	$266	$1,432

(1) Disposal of fully reserved inventory.

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Years Ended December 31,
(In Thousands)	2006	2005	2004

Balance, at beginning of year	$1,531	$1,205	$640
Additions charged to income	85	326	565
Reductions	—	—	—

Balance, at end of year	$1,616	$1,531	$1,205

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 14, 2007	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary,
Senior Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ R. Wynn Kearney, Jr.	March 14, 2007
R. Wynn Kearney, Jr., Chair

/s/ John W. Finke	March 14, 2007
John W. Finke
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	March 14, 2007
David A. Christensen, Secretary,
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

/s/ James W. Bracke	March 14, 2007
James W. Bracke, Director

/s/ Myrita P. Craig	March 14, 2007
Myrita P. Craig, Director

/s/ James H. Holdrege	March 14, 2007
James H. Holdrege, Director

/s/ Dale E. Parker	March 14, 2007
Dale E, Parker, Director

(a majority of directors)