Form 10-Q
period 2007-03-31
HICKORY TECH CORP
filed 2007-05-03
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The total number of shares of the registrant’s common stock outstanding as of April 30, 2007: 13,243,454.

TABLE OF CONTENTS

PART I. Financial Information

PART II. Other Information

HICKORY TECH CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
(In Thousands Except Per Share Amounts)	2007	2006
Operating revenues:
Telecom sector	$19,037	$18,656
Enventis sector	17,890	14,084
Total operating revenues	36,927	32,740

Costs and expenses:
Cost of sales, Enventis	10,314	7,683
Cost of services (excluding depreciation and amortization)	10,917	10,416
Selling, general and administrative expenses (excluding depreciation and amortization)	5,836	6,124
Depreciation	4,504	4,045
Amortization of intangibles	289	293
Total costs and expenses	31,860	28,561
Operating income	5,067	4,179
Other income/(expense):
Interest and other income	84	30
Interest expense	(2,182)	(1,649)
Total other income/(expense)	(2,098)	(1,619)

Income before income taxes	2,969	2,560
Income taxes	1,201	1,027
Income from continuing operations	1,768	1,533
Discontinued operations:
Loss from operations of discontinued component	(2)	(240)
Income tax provision benefit	(1)	(96)
Loss from discontinued operations	(1)	(144)
Net income	$1,767	$1,389

Basic earnings per share - continuing operations	$0.13	$0.12
Basic loss per share - discontinued operations	—	(0.01)
	$0.13	$0.11
Dividends per share	$0.12	$0.12
Basic weighted average common shares outstanding	13,240	13,134

Diluted earnings per share - continuing operations	$0.13	$0.12
Diluted loss per share - discontinued operations	—	(0.01)
	$0.13	$0.11
Diluted weighted average common and equivalent common shares outstanding	13,241	13,134

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In Thousands Except Per Share Amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,791	$84
Receivables, net of allowance for doubtful accounts of $829 and $851	22,861	20,780
Inventories	8,446	11,294
Income tax receivable	998	—
Deferred income taxes	815	815
Prepaid expenses	2,007	1,903
Other	818	1,662
Total current assets	37,736	36,538

Investments	3,830	3,554

Property, plant and equipment	308,630	309,264
Less accumulated depreciation	157,055	156,429
Property, plant and equipment, net	151,575	152,835

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	2,851	3,140
Financial derivative instruments	—	2,489
Deferred costs and other	2,979	3,105
Total other assets	31,069	33,973

Total assets	$224,210	$226,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Checks written in excess of available cash balances	$—	$1,475
Short-term financing	9,743	7,719
Accounts payable	3,601	4,211
Accrued expenses	5,073	5,167
Accrued interest	415	447
Accrued income taxes	—	4,528
Advanced billings and deposits	3,413	3,488
Current portion - post retirement benefits	264	212
Current maturities of long-term obligations	1,635	1,560
Total current liabilities:	24,144	28,807

Long-term liabilities:
Debt obligations, net of current maturities	137,474	141,529
Accrued income taxes	6,666	—
Deferred income taxes	14,294	15,332
Deferred revenue	2,368	2,596
Accrued employee benefits and deferred compensation	8,566	8,550
Financial derivative instruments	66	—
Total long-term liabilities:	169,434	168,007

Total liabilities	193,578	196,814

Commitments and contingencies (Note 8)	—	—

Shareholders' equity:
Common stock, no par value, $.10 stated value shares authorized: 100,000
Shares issued and outstanding: 13,248 in 2007 and 13,208 in 2006	1,325	1,321
Additional paid-in capital	10,148	9,992
Retained earnings	18,568	18,323
Accumulated other comprehensive income(loss)	591	450
Total shareholders’ equity	30,632	30,086

Total liabilities and shareholders’ equity	$224,210	$226,900

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
(Dollars In Thousands)	2007	2006
Cash flows from operating activities:
Net income	$1,767	$1,389
Adjustments to reconcile net income to net
Cash provided by operating activities:
Loss from discontinued operations	1	144
Depreciation and amortization	4,793	4,338
Amortization of gain on sale of financial derivative instrument	(277)	—
Accrued patronage refunds	221	(290)
Deferred income tax provision (benefit)	(20)	63
Other	263	356
Changes in operating assets and liabilities:
Receivables	(2,260)	(702)
Inventories	2,848	(1,339)
Accounts payable and accrued expenses	(735)	(784)
Deferred revenue, billings and deposits	(303)	(439)
Prepaid assets	(103)	2,818
Income taxes	1,203	939
Other	470	384
Net cash provided by operating activities	7,868	6,877

Cash flows from investing activities:
Additions to property, plant and equipment	(2,730)	(3,830)
Other	44	151
Net cash used in investing activities	(2,686)	(3,679)

Cash flows from financing activities:
Short-term financing	2,024	4,456
Checks written in excess of available cash balances	(1,475)	(514)
Payments of capital lease obligations	(110)	(119)
Repayments on credit facility	(6,325)	(8,860)
Borrowings on credit facility	2,000	3,000
Proceeds from the sale of financial derivative instrument	1,936	—
Proceeds from issuance of common stock	60	64
Dividends paid	(1,585)	(1,576)
Net cash used in financing activities	(3,475)	(3,549)

Cash flows from discontinued operations
Net cash provided by operating activities	—	17
Net cash used in investing activities	—	(2)
Net cash provided by discontinued operations	—	15

Net increase in cash and cash equivalents	1,707	(336)

Cash and cash equivalents at beginning of period	84	601

Cash and cash equivalents at end of period	$1,791	$265

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,177	$1,641
Net cash paid for income taxes	$6	$40
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$455	$132

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

MARCH 31, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Hickory Tech Corporation (HickoryTech or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the Company’s financial statements and present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

The condensed consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following two business segments: the Telecom Sector and the Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of Sales

Cost of sales for the Enventis Sector includes the material and labor costs associated with the installation of products for customers.

Cost of Services (excluding depreciation and amortization)

Cost of services includes all costs related to the delivery of communication services for all HickoryTech Sectors. Those operating costs include engineering, customer service, billing and collections, network monitoring and transport costs.

Selling, General and Administrative Expenses (excluding depreciation and amortization)

Selling, general and administrative expenses include direct and indirect selling expenses, advertising, and all other general and administrative costs associated with the operations of the business.

Reclassifications

Certain reclassifications of prior period data have been made to conform to the current period’s presentation. The most significant of these reclassifications was to reclassify approximately $1,600,000 of transport costs from cost of sales to cost of services for the first quarter of 2006. This reclassification resulted in reporting these costs for the Enventis Sector in a manner consistent with the rest of the organization. These reclassifications did not affect the Company’s cash flows, financial position, or net income.

On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis) from ALLETE, Inc. The purchase price totaled $38,602,000, after adjustments. Enventis is a transport and enterprise Internet Protocol (IP) telephony sales business, which specializes in providing telecommunications and network solutions. In addition to its statewide SONET-based network, Enventis provides innovative IP services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government and small business clients. Enventis has offices located in Duluth, Plymouth and Rochester, Minnesota and Sioux Falls, South Dakota.

Effective December 31, 2006, HickoryTech sold Collins Communications Systems Co. (Collins) to Skyview Capital, LLC (Skyview). The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years if financial targets are reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 157 on its results of operations, cash flows, and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 159 on its results of operations, cash flows, and financial condition.

NOTE 2 – EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the EPS assuming dilution calculation, are based on the weighted average number of shares of common stock outstanding during the period increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the Hickory Tech Corporation Amended and Restated Employee Stock Purchase Plan (ESPP). Dilution is determined using the treasury stock method. The dilutive effect shown below for 2006 has been revised from that previously reported to reflect the treasury stock method, consistent with the method currently applied. There was no impact to EPS due to this revision.

	Three Months Ended
	March 31,
	2007	2006

Income from continuing operations	$1,768	$1,533
Income from discontinued operatons	(1)	(144)
Net Income	$1,767	$1,389

Weighted average shares outstanding	13,240,434	13,133,817
Stock options (dilutive only)	—	650
Stock subscribed (ESPP)	576	—
Total dilutive shares outstanding	13,241,010	13,134,467

Earnings Per Share:
Basic - continuing operations	$0.13	$0.12
Basic - discontinued operations	$—	$(0.01)

Diluted - continuing operations	$0.13	$0.12
Diluted - discontinued operations	$—	(0.01)

Options to purchase 490,550 shares and 538,850 shares for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been antidilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2007 and 2006, respectively.

Shares outstanding on record date	2007	2006
First quarter (Feb. 15)	13,207,970	13,133,928

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.  HickoryTech paid dividends of $0.12 per share for the first quarter of 2007 and 2006, respectively.

During the first three months of 2007 and 2006, shareholders have elected to reinvest $60,000 and $64,000, respectively, of dividends into HickoryTech common stock pursuant to the Hickory Tech Corporation Dividend Reinvestment Plan.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to the Company’s Post-Retirement Benefit Plans. Comprehensive income for the three months ended March 31, 2007 and 2006 was $1,909,000 and $1,564,000, respectively.

In March 2007, the Company terminated its two outstanding interest-rate swap agreements, with original maturities in June, 2008 in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, HickoryTech executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2006	$867	$(37)	$217	$(1,497)	$(450)
2007 Activity	—	—	—	(123)	(123)
Recognized as Net Periodic Benefit Cost	(11)	2	(9)	—	(18)
March 31, 2007	$856	$(35)	$208	$(1,620)	$(591)

(1) Amounts pertain to our postretirement benefit plans.

NOTE 4 – ACQUISITION, DISPOSITION and DISCONTINUED OPERATIONS

Acquisition of Enventis

On December 30, 2005 HickoryTech purchased Enventis from ALLETE, Inc. The purchase price was cash of $35,500,000 in exchange for the common stock of Enventis, with further purchase price adjustments and transaction costs. After purchase price adjustments, the total purchase consideration was $38,602,000. Enventis had no debt at the time of the acquisition. The purchase agreement outlined certain purchase price adjustments, which resulted in cash payments between ALLETE and HickoryTech in the first quarter of 2006. These purchase price adjustments were for working capital, capital expenditures and employee benefits. There are no contingent payments or earn-out payments.

The financing for the estimated $38,602,000 total purchase consideration for Enventis, plus an additional $8,500,000 for Enventis working capital, was entirely from HickoryTech’s credit agreement, as established on December 30, 2005. The credit facility is comprised of a $30,000,000 revolving credit component, which expires on December 30, 2011 and a $130,000,000 term loan component, which has partial maturities during its term, with a final maturity on June 30, 2013.

The table below sets forth the final Enventis purchase price allocation as of December 31, 2006:

(Dollars in Thousands)
Identifiable intangible assets:
Customer relationship and contracts	$3,400
Cisco gold supplier relationship	600
Net working capital	4,226
Property and equipment	23,649
Indefeasible rights to use	5,496
Other assets and liabilities	(959)
Goodwill	2,190
Allocation of purchase price consideration	$38,602

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

Disposition of Collins

Effective December 31, 2006, HickoryTech sold Collins to Skyview. The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of the Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years if financial targets are reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

NOTE 5 – INVENTORIES

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

NOTE 6 – INTANGIBLE ASSETS

Goodwill is subject to an impairment test annually as well as upon certain events that indicate that impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of several of the Company’s reporting units (as defined by SFAS No. 142 “Goodwill and Other Intangible Assets”). The Company determines the fair value of its reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, HickoryTech’s estimates of fair value may also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

The carrying value of HickoryTech’s goodwill is $25,239,000 as of March 31, 2007 and December 31, 2006.

The components of HickoryTech’s other intangible assets are as follows:

		March 31, 2007		December 31, 2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets
Customers	1 - 8 years	$4,229	$1,742	$4,229	$1,504
Other intangibles	1 - 5 years	730	366	730	315
Total		$4,959	$2,108	$4,959	$1,819

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for the three months ended March 31, 2007 and 2006 was $289,000 and $293,000, respectively. Total estimated amortization expense for the remaining nine months of 2007 and the five years subsequent to 2007 is as follows: 2007 (April 1 through December 31) - $868,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000; none in 2011 and 2012.

NOTE 7 – QUARTERLY SECTOR FINANCIAL SUMMARY

			Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended March 31, 2007

Revenue from Unaffiliated Customers	$19,037	$17,890	$—	$36,927
Intersegment revenues	107	62	(169)	—
Total	19,144	17,952	(169)	36,927

Depreciation and amortization	3,913	875	5	4,793
Operating income/(loss)	4,103	1,380	(416)	5,067
Interest expense	(17)	—	(2,165)	(2,182)
Income taxes/(benefit)	1,657	558	(1,014)	1,201
Income/(loss) from Continuing operations	2,439	822	(1,493)	1,768

Identifiable assets	153,978	61,042	9,190	224,210
Property, plant and equipment, net	118,530	32,950	95	151,575
Capital expenditures	1,646	1,084	—	2,730

			Corporate and	HickoryTech
	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended March 31, 2006

Revenue from Unaffiliated Customers	$18,656	$14,084	$—	$32,740
Intersegment revenues	32	—	(32)	—
Total	18,688	14,084	(32)	32,740

Depreciation and amortization	3,575	737	26	4,338
Operating income/(loss)	4,264	567	(652)	4,179
Interest (expense)/benefit	122	—	(1,771)	(1,649)
Income taxes/(benefit)	1,755	229	(957)	1,027
Income/(loss) from Continuing operations	2,633	338	(1,438)	1,533

Identifiable assets	154,809	50,640	9,844	215,293
Property, plant and equipment, net	119,012	29,810	203	149,025
Capital expenditures	3,227	507	96	3,830

NOTE 8 – COMMITMENTS AND CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of the existing matters will have a material adverse effect on its financial position, results of operations, or cash flows. HickoryTech did not experience any changes to material contractual obligations in the first quarter of 2007. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for the discussion relating to commitments and contingencies.

NOTE 9 – STOCK COMPENSATION

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete description of its stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 was approximately $27,000 pre-tax and $19,000 after tax. Approximately $13,000 of this after-tax expense relates to the expensing of stock options and $6,000 to the ESPP. Share-based compensation expense recognized under SFAS No. 123(R) for the three-months ended March 31, 2006 was approximately $45,000 pre-tax and $27,000 after tax and was primarily related to the expensing of stock options. In addition, stock based compensation included approximately $3,000 and $102,000 of equity based stock awards for the three months ended March 31, 2007 and 2006, respectively.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to have vested during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first three months of 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2007 and 2006. Compensation expense for awards granted prior to 2006 is based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123. Compensation expense for awards granted in 2006 and subsequent periods is determined in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense is recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 and is based on awards ultimately expected to vest. We use historical data to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model. The Company uses a seven-year period to calculate the historical volatility of its stock price for use in the valuation model. The dividend yield rate is based on the Company’s current dividend payout pattern and current market price. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding.

There were no option awards granted during the three months ended March 31, 2007 and 2006, respectively. The Stock Award Plan provides for the issuance of stock options, however, no current compensation programs have options as a component.

As of March 31, 2007 there was $71,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of 2 years.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2007	515,884	$12.75
Granted	—	—
Exercised	—	—
Forfeited	(25,334)	11.78
Outstanding at March 31, 2007	490,550	$12.80
Exercisable at March 31, 2007	460,221	$13.05

The following table provides certain information with respect to stock options outstanding at March 31, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	9.4 years
$8.00 - $12.00	187,000	10.26	6.1 years
$12.00 - $16.00	230,050	13.87	3.9 years
$16.00 - $21.00	58,500	18.21	4.1 years
	490,550	$12.80	4.9 years

Aggregate intrinsic value:		$—

The following table provides certain information with respect to stock options exercisable at March 31, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$8.00 - $12.00	171,671	$10.20	5.9 years
$12.00 - $16.00	230,050	13.87	3.9 years
$16.00 - $21.00	58,500	18.21	4.1 years
	460,221	$13.05	4.7 years

Aggregate intrinsic value:		$—

As of March 31, 2007, the following amount of shares, were available for each stock-based compensation plan:

Plan	Shares Available
Retainer Stock Plans for Directors	235,669
Non-Employee Directors’ Incentive Plan	190,000
Stock Award Plan	980,729

In addition, a new Employee Stock Purchase Plan, which the HickoryTech Board of Directors has approved and is subject to shareholder approval at the May, 2007 annual meeting, will have 500,000 common shares reserved.

Shares issued under other stock-based compensation plans are as follows:

For Three Months Ended
March 31, 2007
Retainer Stock Plans for Directors	2,339
market price/fair value at time of grant	$6.95/share

Stock Award Plan	34,960
market price/fair value at time of grant	$7.10/share

NOTE 10 – FINANCIAL DERIVATIVE INSTRUMENTS

HickoryTech uses financial derivative instruments to manage its overall exposure to fluctuations in interest rates.  HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

The Company utilizes interest-rate swap agreements that qualify as cash-flow hedges, to manage its exposure to interest rate fluctuations on a portion of the Company’s variable-interest rate debt. In March 2007, the Company terminated its two outstanding interest-rate swap agreements, with original maturities of June, 2008 in exchange for $1,936,000 in proceeds. Proceeds of $277,000 were recognized as an offset to interest expense in the first quarter of 2007. The remaining proceeds will be recognized as an offset to interest expense over the remaining original term of the agreements, a period of 15 months, ending in June 2008. The unrecognized portion of the proceeds is recorded as a long-term liability in the Company’s financial statements.

Immediately following the termination of the two swap agreements discussed above, HickoryTech executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement.

The fair value of HickoryTech’s derivatives at March 31, 2007 and December 31, 2006 is a net liability of $66,000 and a net asset of $2,489,000, respectively.

NOTE 11 – EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech accounts for these post-retirement benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” New employees hired on or after January 1, 2007 will not be eligible for post-retirement health care and life insurance benefits.

	Three Months Ended
	March 31,
(Dollars in Thousands)	2007	2006
Components of net periodic benefit cost
Service cost	$71	$81
Interest cost	114	107
Amortization of transition obligation	15	15
Amortization of prior service cost	(3)	(3)
Recognized net actuarial loss	18	31
Net periodic benefit cost	$215	$231

March 31, 2007
Employer's contributions for current premiums
Contributions made for the three months ended March 31, 2007	$66
Expected contributions for remainder of 2007	198
Total estimated employer contributions for fiscal year 2007	$264

NOTE 12 - INCOME TAXES

The effective income tax rate of approximately 40.5% for the first quarter of 2007 and 40.1% for the first quarter of 2006 exceeds the federal statutory rate primarily due to state income taxes.

HickoryTech adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. As of the date of adoption, HickoryTech had approximately $7,414,000 of unrecognized tax benefits. Approximately $748,000 of the unrecognized tax benefits relate to a deferred tax asset that is fully reserved for financial reporting purposes. The unrecognized tax benefits in its entirety, if recognized, would affect the effective income tax rate in any future periods. As a result of adoption, the Company recognized a credit of approximately $62,000 in the January 1, 2007, retained earnings balance. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company recognizes interest and penalties related to income tax matters as income tax expense. As of the date of the adoption, the Company had $172,000 (net of tax) accrued for interest and nothing accrued for penalties related to tax matters. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company files consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, as of the date of the adoption, the Company is no longer subject to United States federal income tax examinations for the years prior to 2003 and is no longer subject to examinations by state tax authorities for the years prior to 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical fact, are forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which HickoryTech operates and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “seeks,” “projects,” “expects,” “plans,” “intends,” “estimates,” “continues,” “should,” or “anticipates” and similar expressions, as they relate to HickoryTech or its management. Such forward-looking statements are subject to important risks and uncertainties that could cause HickoryTech’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors,” of HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. The Cautionary Statement in Part 1 of HickoryTech’s Annual Report on Form 10-K provides a comprehensive list of sources for risks and uncertainties which may influence forward looking statements and is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, HickoryTech undertakes no obligation to update any of its forward-looking statements for any reason.

BUSINESSES

HickoryTech is a diversified communications company headquartered in Mankato, Minnesota. HickoryTech has over a 100-year history in the local telephone exchange business. It operates in two business segments: the Telecom Sector and the Enventis Sector. HickoryTech’s core business is its Telecom Sector, which consists of two product lines. The first product line of the Telecom Sector is the operation of three incumbent local exchange carriers (ILEC) and the operation of a competitive local exchange carrier (CLEC), which HickoryTech initiated in 1998, and its associated competitive services of long distance and Internet access. The second product line of the Telecom Sector is National Independent Billing, Inc. (NIBI), which provides data processing services to the telecommunications industry.

On December 30, 2005, HickoryTech purchased Enventis Telecom. Enventis is a Minnesota-based regional provider of integrated fiber network, IP telephony and data services, with 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest. Enventis had formerly been a wholly owned subsidiary of another public company. Enventis is now reported as a separate business segment, our Enventis Sector.

In December 2006, HickoryTech sold what had been a third business segment (Enterprise Solutions), which provided telephone, data and IP equipment sales and service. All financial statements and schedules have been restated to reflect Enterprise Solutions operations as discontinued operations.

Operating results for NIBI, which had previously been reported in the Information Solutions Sector, have been recast to be included in the Telecom Sector to consolidate our reporting for similar operations for all quarters presented. With the addition of Enventis, NIBI became a small proportion of the overall HickoryTech operations, measured on relative revenues, operating income, manpower, strategic growth potential and on several other levels. The primary internal user of NIBI services is the Telecom Sector. NIBI activities are of strategic value to HickoryTech, primarily because of the support services it provides to the Telecom Sector. The goals and objectives, and the way the NIBI product line is run, are closely aligned with that of the Telecom Sector. Due to the previously mentioned reasons, the NIBI product line was combined with the Telecom Sector in 2006 and all comparative results were recast to conform to the current presentation.

The HickoryTech parent company was incorporated in Minnesota in 1985 as part of an internal reorganization. HickoryTech replaced Mankato Citizens Telephone Company (formed in 1898) as the parent company.

In the years since 1985, HickoryTech has acquired and initiated other businesses. The seven current subsidiaries of HickoryTech and the business segments in which they operate are:

TELECOM SECTOR

Mankato Citizens Telephone Company (MCTC)

Mid-Communications, Inc. (Mid-Comm)

Heartland Telecommunications Company of Iowa, Inc. (Heartland)

Cable Network, Inc. (CNI)

Crystal Communications, Inc. (Crystal)

National Independent Billing, Inc. (NIBI)

ENVENTIS SECTOR

Enventis Telecom, Inc. (Enventis)

HickoryTech and its subsidiaries are engaged in businesses that provide services to their customers for a fee, as well as providing innovative IP services that combine voice and data onto a single platform and provide network solutions for a broad spectrum of large corporate, non-profit, government, and small business clients. Working capital requirements for the Telecom Sector include the financing of construction of networks, which consists of switches and cable, data, IP and digital TV. Capital requirements are also needed for maintaining a high amount of fixed assets, capital for software development, paying payroll costs of highly skilled labor, maintaining inventory to service capital projects and network and telephone equipment customers, and providing for the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business. Working capital requirements for the Enventis Sector include the construction of fiber/optical equipment, IP equipment, capital for payroll costs, the carrying value of accounts receivable, work-in-process and inventory.

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

INDUSTRY SEGMENTS

HickoryTech reports the business operations of the ILEC and CLEC and their associated services, and data processing (NIBI) services as a single segment referred to as the Telecom Sector. The results of operations of the Enterprise Solutions Sector are reported as discontinued operations. The other business segment is the Enventis Sector.

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

The Telecom Sector also includes Crystal, a CLEC. Crystal provides local telephone service, long distance, dial-up and broadband Internet access, and digital TV on a competitive basis. Crystal also connects communication networks of interexchange and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges in Minnesota and three communities, encompassing two exchanges in Iowa that are not in HickoryTech’s ILEC service areas. Crystal also provides digital TV service in eight Minnesota communities in addition to its telephone services listed above. They include St. Peter, initiated in 2001; Waseca in 2004; New Richland, Ellendale and St. Clair in 2005; and Faribault, Lake Crystal and Eagle Lake in 2006, all of which are communities that HickoryTech provides telephone service to, either as an ILEC or CLEC. In September 2006, the Janesville City Council approved a cable television franchise. HickoryTech plans to make digital TV services available to the entire community in the second quarter of 2007. In October 2006, the City Councils of both Mankato and North Mankato unanimously approved cable television franchise agreements, which will allow HickoryTech to offer digital TV services in those communities and is targeted to begin in the second quarter of 2007.

The Telecom Sector also includes NIBI, which provides data processing and related services, principally for HickoryTech companies, other local exchange telephone companies, CLECs, interexchange network carriers, wireless companies and cable TV providers. NIBI’s principal activity is the provision of monthly batch processing of computerized data for HickoryTech companies as well as non-affiliated companies. Services for telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of the subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. NIBI has developed an integrated billing and management system called SuiteSolution. SuiteSolution can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution is comparable in the majority of functional elements to similar products/companies providing end user billing services for small to medium-sized independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution, which are based on “Request for Proposal” responses, are more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. NIBI counts 18 to 20 companies as its primary competitors in marketing to small to medium-sized independent wireline and wireless service providers in North America. SuiteSolution does not utilize uniquely patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on the needs of a prospective user, deliver solutions that are preferred over those of competing products.

HickoryTech also owns and operates fiber optic cable facilities in Minnesota in its Telecom Sector, in addition to its Enventis Sector. These facilities are used to transport interexchange communications as a service to telephone industry customers. HickoryTech’s Minnesota ILECs and CLEC are the primary users of the fiber optic cable facilities in the Telecom Sector. None of the remaining companies in the Telecom Sector experienced major changes in operations during the first quarter of 2007 or 2006, respectively, other than the cumulative effect of repeated periodic declines in network access revenues and the gradual erosion of access lines in service, which has reduced the profitability of this Sector.

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

Competition also exists for some of the HickoryTech services provided to interexchange carriers, such as dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers themselves, in that carriers may decide that the services provided by HickoryTech may be redirected or handled on their own network or on other networks. The provision of these services is primarily month-to-month service ordered from a general tariff, which is a schedule of terms, rates and conditions that is approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services. As interexchange carriers make these service decisions, they have the potential to reduce the Company’s revenue in the Telecom Sector. Other services, such as the provision of broadband, long distance service, directory advertising, end user equipment and customer billings services are open to competition.

Crystal began operations in January 1998 as a new CLEC. Crystal offers local service, long distance, dial-up and broadband Internet access services, and digital TV on a competitive basis to customers in southern Minnesota and Iowa, which were not previously served by HickoryTech’s Telecom Sector service area. These service offerings provide customers alternatives to the incumbent communication providers in various communities and are offered under the brand name HickoryTech. These services are currently being offered to customers in ten rural communities, encompassing eight exchanges in Minnesota, as well as three communities, encompassing two exchanges in Iowa. Crystal has also been granted the necessary authority to provide service in another ILEC community in Northwest Iowa. Crystal also provides the long distance service, dial-up and broadband Internet access services to HickoryTech’s ILEC subscribers and is providing digital TV in three communities served by Mid-Comm, as well as five CLEC communities.

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

ENVENTIS SECTOR

On December 30, 2005, HickoryTech acquired Enventis. Through Enventis, HickoryTech provides integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g. health care, government and education). Other local fiber rings connect the Enventis network to the local telephone company’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers through facilities that are primarily leased from third parties. Enventis has business relationships with Cisco Systems, Inc. and is recognized by Cisco as a Gold Partner. The relationship with Cisco Systems, Inc. is a strategic partnership of Cisco (as the supplier) and HickoryTech (as the distributor). Enventis is a regional leader in deploying leading edge technologies such as IP call centers. Enventis has offices located in Plymouth, Duluth and Rochester, Minnesota and Sioux Falls, South Dakota. Enventis provides converged IP services that allow all communications (e.g. voice, video and data) to use the same network.

Enventis’ product portfolio includes Encompass Unified Communications (Encompass), which serves small-to-medium-sized businesses. Encompass is a hosted or managed IP communications service including local and long distance voice; business IP telephony via hosted IP private branch exchange; unified messaging (a single inbox for voicemail, e-mail and fax), and dedicated Internet access. Encompass leverages Voice over Internet Protocol (VoIP) or IP telephony over a private connection, minimizing upfront capital investment and information technology management overhead. VoIP enables advanced functionality, voice interoperability with PCs and scalability. Enventis has been granted authority to operate from the PUCs in Minnesota and Wisconsin for private line services that are subject to minimal regulation. Enventis has been granted Minnesota authority to provide regulated local telephone (voice) services. Those services are provided primarily in a fashion that augments its VoIP service. Services provided by Enventis compete directly with those from ILEC’s and other providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

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

In addition to the deregulation granted by Iowa law, the IUB has opened another docket investigating effective competition for several additional communities and may authorize additional deregulation for those communities. This docket includes one community served by Crystal. HickoryTech cannot, at this time, estimate the revenue impact, if any, related to this IUB investigation.

Crystal offers digital TV service in eight Minnesota markets under franchises negotiated with these local municipalities.

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

Local Number Portability (LNP) – In 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (inter-modal porting). All of the Company’s wireline operations have operated with LNP capabilities since early 2005. The effects of inter-modal porting on the Company’s wireline operations have been minimal to date. It is possible that these requirements could adversely affect the Company’s wireline operating costs and customer growth rates. HickoryTech is also unable to quantify the long-term effects or revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following information includes a table and summarized discussion of the consolidated results of operations. A more detailed discussion of the operating results by segment follows this discussion.

OVERALL SUMMARY OF CONTINUING OPERATIONS

	Three Months Ended
	March 31
(Dollars In Thousands)	2007	2006

Operating Income/(Loss)
Telecom Sector	$4,103	$4,264
Enventis Sector	1,380	567
Corporate	(416)	(652)
	5,067	4,179
Other Income	84	30
Interest Expense	(2,182)	(1,649)
Income Taxes	(1,201)	(1,027)
Income from Continuing Operations	$1,768	$1,533

OPERATING REVENUES

Consolidated operating revenues were $36,927,000, which is $4,187,000 or 12.8% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to increases in network equipment revenue, transport services, maintenance revenue and contract services, all in the Enventis Sector. Also contributing to the increase in consolidated operating revenues were increases in data, digital TV and long distance revenues, partially offset by decreases in local service and other revenues, all in the Telecom Sector.

COST OF SALES (ENVENTIS)

Cost of sales was $10,314,000, which is $2,631,000 or 34.2% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to the $3,146,000 increase in revenues in the Enterprise Network Services product line in the first three months of 2007 compared to the first three months of 2006.

COST OF SERVICES (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $10,917,000, which is $501,000 or 4.8% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to a $524,000 increase in wages and benefits and a $287,000 increase in circuit expenses, partially offset by a $160,000 decrease in bad debt expense and a $144,000 decrease in contract labor, all in the Enventis Sector. Also contributing to the increase in cost of services was a $292,000 increase in programming expense in the Telecom Sector, partially offset by a $109,000 decrease in contract labor in that same Sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (excluding Depreciation and Amortization)

Selling, general and administrative expenses (excluding depreciation and amortization) were $5,836,000, which is $288,000 or 4.7% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to a decrease in wages and benefits of $689,000, partially offset by increases in professional fees of $73,000 and computer expenses of $57,000, all in the Enventis Sector. Also partially offsetting the decrease in selling, general and administrative expenses was an increase in advertising expense of $44,000, computer expenses of $43,000 and maintenance expenses of $38,000, all in the Telecom Sector. Also partially offsetting the decrease in selling, general and administrative expenses was an increase in corporate professional fees of $280,000 due to increased auditing and Sarbanes-Oxley Section 404 compliance work in connection with the implementation of a new enterprise resource planning (ERP) software system and the integration of Enventis operations into HickoryTech. Sarbanes-Oxley Section 404 testing was effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

DEPRECIATION AND AMORTIZATION:

Depreciation expense was $4,504,000, which is $459,000 or 11.3% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in fixed asset spending in both the Enventis and Telecom Sectors in 2006 and the first quarter of 2007. Amortization expense was $289,000, which is $4,000 or 1.4% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

OPERATING INCOME:

Operating income was $5,067,000, which is $888,000 or 21.2% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to the $4,187,000 increase in operating revenue and the $288,000 decrease in selling, general and administrative expenses, (excluding depreciation and amortization), offset by the $2,631,000 increase in cost of sales, the $501,000 increase in cost of services (excluding depreciation and amortization) and the $459,000 increase in depreciation, all of which were described above.

INTEREST EXPENSE:

Interest expense was $2,182,000, which is $533,000 or 32.3% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to a lower cooperative dividend received than had been accrued at December 31, 2006 from one of the Company’s participating lenders and a lower quarterly accrual of cooperative dividends in the first quarter of 2007. HickoryTech accounts for cooperative dividends as an offset to interest expense as earned. The outstanding balance of the revolving credit facility was $138,375,000 at March 31, 2007 and $142,700,000 at December 31, 2006. The interest expense level of future quarters is expected to be approximately $100,000 lower than the level of the first quarter of 2007.

INCOME TAXES

The effective income tax rate of approximately 40.5% for the first quarter of 2007 and 40.1% for the first quarter of 2006 exceeds the federal statutory rate primarily due to state income taxes. Due to the effects of implementing FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, additional income taxes accruals of approximately $100,000 per quarter will be accrued beginning in the second quarter of 2007.  This will raise the effective income tax rate in future periods.

INCOME FROM CONTINUING OPERATIONS

Consolidated income from continuing operations was $1,768,000, which is $235,000 or 15.3% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to the increase in operating income, partially offset by the increase in interest expense, both of which are described above, and the change in income taxes.

TRENDS

Telecom Sector profitability is trending down. Telecom revenues, while increasing in the first quarter of 2007, have steadily decreased due to declines in network access revenue, competition for basic customer connections and choices made by specific customers not to interconnect or utilize the Company’s network or services. At the same time, costs in the Telecom Sector, while tightly controlled, are not reducing at the same pace as the revenue declines. Declines in Telecom Sector access lines have been offset by increases in DSL and digital TV customers. Declines in Telecom Sector local service revenue and network access revenue are partially offset by increases in Telecom Sector broadband revenues such as data and digital TV. However, the profitability of adding these new services is not as high as the services the Telecom Sector has lost. The trend in declining Telecom Sector profitability is viewed to be ongoing.

The Enventis Sector was new in 2006 and long-term trends have not yet been established. The nature of the Enventis business has been a higher level of growth than that of the Company’s Telecom Sector. Enventis revenues for 2006 represented a 14.1% increase over the unaudited Enventis revenues for 2005. In addition, 2007 first quarter revenues for Enventis were 27.5% higher than those in the first quarter of 2006. Enventis provided profitable operations and recorded positive operating income in each of the five quarters since its acquisition. Enventis consists of two major product lines. The largest is its Enterprise Network Services, or telecom equipment provisioning service. This service is subject to cyclical highs and lows depending on customer demand. The other product line is Enterprise Transport Services, or fiber optic transmission service for wholesale and retail use by customers. This product line contains more of a recurring revenue stream and is supported by long-term contracts. Both the Enterprise Network Service and the Enterprise Transport Service product lines show excellent growth characteristics.

Interest expense increased in 2006 after four years of decreases, which was primarily the result of the new company debt financing associated with the acquisition of Enventis in December 2005. A secondary factor was higher interest rates. Interest expense increased again in the first quarter of 2007 as the Company took action to extend its interest rate protection for three additional years and due to the change in the estimated cooperative dividend receivable. Since a portion of the debt is subject to variable interest rates and interest rates have risen over time, the Company’s interest expense may be an area of increasing expense, subject to the Company’s ability to pay down the overall balance of interest bearing debt.

Income from continuing operations, after declining in 2006 due to the decline in profitability of the Telecom Sector and higher interest expense, has risen again in 2007. The 2006 level of decline is primarily related to the impact of the Enventis acquisition, and was predicted as a twelve month temporary condition. The 2007 level of increase in income from continuing operations is a trend which is expected to continue in 2007.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended
	March 31
(Dollars in Thousands)	2007	2006
Revenues before intersegment eliminations:

Revenues
Local Service	$4,448	$4,595
Network Access	7,359	7,341
Long Distance	1,332	1,148
Data	1,676	1,391
Internet	1,126	1,153
Digital TV	489	285
Directory	885	894
Message Processing & Billing	689	688
Intersegment	107	32
Other	1,033	1,161
Total Telecom Revenues	$19,144	$18,688

Total Telecom revenues before intersegment eliminations:
Unaffiliated customers	$19,037	$18,656
Intersegment	107	32
	19,144	18,688

Cost of services (excluding depreciation and amortization)	7,855	7,688
Selling, general, and administrative expenses (excluding depreciation and amortization)	3,273	3,161
Depreciation and amortization	3,913	3,575

Operating income	$4,103	$4,264
Net income	$2,439	$2,633

Key Metrics
Capital Expenditures	$1,646	$3,227
Access Lines	67,578	69,556
Long Distance Customers	41,237	40,372
Internet Customers	20,387	18,959
Digital Subscriber Line (DSL) Customers	16,313	13,820
Digital TV Customers	4,865	2,967

Revenues

Telecom Sector operating revenues before intersegment eliminations were $19,144,000, which is $456,000 or 2.4% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in data, digital TV and long distance revenues, partially offset by decreases in local service and other revenues, all of which are described below.

Local service revenue was $4,448,000, which is $147,000 or 3.2% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to a 1,978 or 2.8% decrease in access lines from March 31, 2006 to March 31, 2007. A higher degree of competition from ILEC’s, CLEC’s and cable TV providers serving in the Company’s markets, and from wireless substitution, could impact HickoryTech’s local service revenue in future periods.

Network access revenue was $7,359,000, which is $18,000 or 0.2% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This leveling of the network access revenue trend is a departure from the many successive periods of quarterly declines. This leveling is believed to be an anomaly attributed to seasonality. A combination of changing minutes of use (MOU), carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences. The PUC has been considering intrastate access reform and universal service for several years (see “Regulated Industry”).

Long distance revenue was $1,332,000, which is $184,000 or 16.0% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in the long distance customer base of 865 or 2.1% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Also contributing to the increase in long distance revenue was an increase in the MOUs in the first three months of 2007 compared to the first three months of 2006.

Data revenue was $1,676,000, which is $285,000 or 20.5% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in DSL customers of 2,493 or 18.0% between March 31, 2007 and March 31, 2006. Also contributing to the increase in data revenue was a $136,000 increase in Ethernet services to large business customers. Ethernet service revenues will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

Internet revenue was $1,126,000, which is $27,000 or 2.3% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The internet customer base increased 1,428 or 7.5% between March 31, 2006 and March 31, 2007. A reallocation of service package revenue, which is now being reflected in the data revenue, partially offset the revenue growth from the increase in the customer base.

Digital TV revenue was $489,000, which is $204,000 or 71.6% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily the result of the offering of digital TV in three additional communities in 2006, which resulted in a 1,898 or 64.0% increase in digital TV customers at March 31, 2007 compared to March 31, 2006.

Other revenue, consisting primarily of revenues from cable network services, sales of Customer Premise Equipment (CPE), circuit private lines, maintenance, and add, moves and changes was $1,033,000, which is $128,000 or 11.0% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to the loss of $432,000 from Project SOCRATES (see below). Partially offsetting the loss of the Project SOCRATES revenue was a $106,000 increase in CPE sales, a $97,000 increase in pay station revenues and a $49,000 increase in add, moves and changes revenue. Until June 2006, HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech’s contract with Project SOCRATES ended on June 30, 2006.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,855,000, which is $167,000 or 2.2% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to a $292,000 increase in digital TV programming expense, which supported the increase in the digital TV revenues. Partially offsetting the increase in programming expense was a $109,000 decrease in contract labor. Contract labor was used in the first three months of 2006 to support the Company’s ERP software conversion, which HickoryTech began using in January of 2006.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization)

Selling, general and administrative expenses (excluding depreciation and amortization) were $3,273,000, which is $112,000 or 3.5% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to a $44,000 increase in advertising expense, a $43,000 increase in computer expenses and a $38,000 increase in maintenance expenses.

Depreciation and Amortization

Depreciation and amortization were $3,913,000, which is $338,000 or 9.5% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Depreciation was $3,887,000, which is $342,000 or 9.6% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in fixed asset spending in 2006. Amortization was $26,000 in the three months ended March 31, 2007 and $30,000 in the three months ended March 31, 2006.

Operating Income

Operating income was $4,103,000, which is $161,000 or 3.8% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was due to the $338,000 increase in depreciation and amortization, the $167,000 increase in cost of services (excluding depreciation and amortization) and the $112,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), offset by the $456,000 increase in revenue, all of which were described above.

Net Income

Net income was $2,439,000, which is $194,000 or 7.4% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to the decrease in operating income described above and the change in taxes.

ENVENTIS – The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	For Three Months Ended March 31
(Dollars in Thousands)	2007	2006
Revenues before intersegment eliminations:
Enterprise Network Services	$13,177	$10,031
Enterprise Transport Services	4,713	4,053
Intersegment	62	—
	$17,952	$14,084

Total Enventis revenues before intersegment eliminations:
Unaffiliated customers	$17,890	$14,084
Intersegment	62	—
	$17,952	$14,084

Cost of sales	10,314	7,683
Cost of services (excluding depreciation and amortization)	3,198	2,687
Selling, general and administrative expenses, (excluding depreciation and amortization)	2,185	2,410
Depreciation and amortization	875	737

Operating income	$1,380	$567
Net income	$822	$338

Capital expenditures	$1,084	$507

Revenues:

Enventis operating revenues before intersegment eliminations were $17,952,000, which is $3,868,000 or 27.5% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in network services equipment revenue of $2,305,000, an increase in transport services of $660,000, which was the result of an increase in wholesale contract activity, an increase in maintenance revenue of $489,000 and an increase in contract services of $332,000.

Cost of Sales

Cost of sales was $10,314,000, which is $2,631,000 or 34.2% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to the $3,146,000 increase in revenues in the Enterprise Network Services product line in the first three months of 2007 compared to the first three months of 2006.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,198,000, which is $511,000 or 19.0% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to a $524,000 increase in wages and benefits due to increased staffing, and a $287,000 increase in circuit expenses associated with an increase in off-net revenues. The increase in cost of services was partially offset by a decrease in bad debt expense of $160,000, which was associated with a decrease in the allowance for potential uncollectible accounts receivable. Also partially offsetting the increase in cost of services was a $144,000 decrease in contract labor.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization)

Selling, general and administrative expenses (excluding depreciation and amortization) were $2,185,000, which is $225,000 or 9.3% lower in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to a decrease in wages and benefits of $689,000, which was largely the result of a decrease in retention payments made to certain employees. Partially offsetting the increase in selling, general and administrative expenses were increases in inter-company executive services of $310,000, professional fees of $73,000 and computer expenses of $57,000.

Depreciation and Amortization

Depreciation and amortization were $875,000, which is $138,000 or 18.7% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Depreciation was $612,000, which is $138,000 or 29.1% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to an increase in assets added in 2006 and in the first three months of 2007. Amortization was $263,000 in the three months ended March 31, 2007 and 2006.

Operating Income

Operating income was $1,380,000, which is $813,000 or 143.4% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was due to the $3,868,000 increase in revenues and the $225,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization), offset by the $2,631,000 increase in cost of sales, the $511,000 increase in cost of services (excluding depreciation and amortization) and the $138,000 increase in depreciation, all of which are described above.

Net Income

Net income was $822,000, which is $484,000 or 143.2% higher in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to the increase in operating income mentioned above and the change in taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash generated from operations was $7,868,000 in the first three months of 2007 compared to $6,877,000 in the first three months of 2006. Cash provided by operations in the first three months of 2007 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. The decrease in inventory of $2,848,000 was primarily due to a decrease in inventory in the Enventis Sector and directly correlated to the $2,260,000 increase in outstanding accounts receivables, which was the result of customer installations in progress evolving into the billing stage and normal collection process. Cash generated from operations in the first three months of 2006 was primarily attributable to net income plus non-cash expenses for depreciation and amortization as well as for a decrease in prepaid assets of $2,818,000 related to the Enventis acquisition.

Cash used in investing activities was $2,686,000 in the first three months of 2007 compared to $3,679,000 in the first three months of 2006. Capital expenditures were $2,730,000 in the first three months of 2007 compared to $3,830,000 for the same period in 2006. Capital expenditures for the first three months of 2007 supported the fiber network upgrades and network expansions as well as success-based network improvements. The anticipated level of Company spending over the next several years is expected to be below the level experienced in 2006.

Cash used in financing activities in the first three months of 2007 was $3,475,000, which was primarily due to a reduction in long-term debt of $4,325,000, the payment of dividends of $1,585,000 and a decrease in cash balances of $1,475,000, partially offset by an increase in short-term financing in the Enventis Sector of $2,024,000 and proceeds of $1,936,000 relating to the termination of two outstanding interest-rate swap agreements, which had original maturities of June 2008. Cash used in financing activities in 2006 was $3,549,000 and was primarily due to a reduction in long-term debt of $5,860,000, the payment of dividends of $1,576,000 and a decrease in cash balances of $514,000, partially offset by an increase in short-tem financing in the Enventis Sector of $4,456,000.

WORKING CAPITAL

Working capital (i.e. current assets minus current liabilities) was $13,592,000 as of March 31, 2007, compared to working capital of $7,731,000 as of December 31, 2006. The ratio of current assets to current liabilities was 1.6 to 1.0 as of March 31, 2007 and 1.3 to 1.0 as of December 31, 2006.

SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $10,000,000 credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by HickoryTech. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility were $9,743,000 and $7,719,000 at March 31, 2007 and December 31, 2006, respectively.

LONG-TERM OBLIGATIONS

HickoryTech’s long-term obligations as of March 31, 2007 were $137,474,000 excluding current maturities of $1,300,000 on debt and $335,000 on capital leases. On December 30, 2005 HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently amortized to a $158,700,000 facility as of December 31, 2006), which amended its previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $108,625,000 as of March 31, 2007 and is held in varying amounts by three of the lenders in the syndicate (US Bank, GE Commercial Distribution Finance Corporation and CoBank). Under the terms of term loan B, HickoryTech is required to make quarterly principal payments of $275,000 from March 31, 2007 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,750,000 as of March 31, 2007 and is held entirely by Rural Telephone Finance Cooperative. Under the terms of term loan C, HickoryTech is required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2007 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $10,000,000 as of March 31, 2007. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Corporation (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, which are not publicly available and change from time to time. The applicable margin for the revolving credit facility, term loan B and term loan C will be determined quarterly, based on the leverage ratio of HickoryTech. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility and is payable quarterly. The credit facility requires HickoryTech to enter into or maintain in effect, interest rate protection agreements on at least 50% of the facility’s outstanding balance in order to manage the Company’s exposure to interest rate fluctuations. HickoryTech continually monitors the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms.

HickoryTech is required to comply with specified financial ratios and tests applicable to the Company and its current subsidiaries, including maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. HickoryTech’s obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing and a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

HickoryTech’s Telecom Sector leases certain computer equipment under capital lease arrangements. During the three months ended March 31, 2007 and 2006, this Sector recorded additions to property, plant and equipment of $455,000 and $132,000, respectively, related to these capital lease arrangements.

CONSTRUCTION PLANS

HickoryTech has nearly completed its network enhancement program in its core telephone property. In both its Telecom and its Enventis Sector, capital spending is becoming more “success-based,” meaning the capital spending is associated with defined revenue producing services and strategic initiatives. The level of total company capital spending over the next two to three years is expected to be below the level of capital spending seen in 2006. Management believes that the enhancements of the past several years will support the broadband product deployment strategies of the next few years, as well as serving as defense against competition in its core businesses. These upgrades will give HickoryTech the capability to offer more diversified services to its core customer base.

COMMITMENTS AND CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows. HickoryTech did not experience any changes to material contractual obligations in the first quarter of 2007. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for the discussion relating to commitments and contingencies.

OTHER

HickoryTech operates with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit. HickoryTech believes its current level of debt to total capital is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Quarterly Report on Form 10-Q are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles and where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies adhered to by HickoryTech is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in HickoryTech’s Annual Report on Form 10-K for the year ended December 31, 2006. HickoryTech adopted SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and has chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS No. 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated useful life of equity instruments, stock volatility, interest rates and vesting terms. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 9 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HickoryTech does not have operations subject to risks of foreign currency fluctuations. HickoryTech does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. HickoryTech’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, the Company terminated its two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 million in proceeds. Proceeds of $277,000 were recognized as an offset to interest expense in the first quarter of 2007. The remaining proceeds will be recognized as an offset to interest expense over the remaining original term of the agreements (15 months ending in June 2008). The unrecognized portion of the proceeds is recorded as a long-term liability in the Company’s financial statements. Immediately following the termination of the two agreements discussed above, HickoryTech executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010.

The effective portion of the cumulative gain or loss on derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. HickoryTech’s earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of HickoryTech’s long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2007 HickoryTech’s interest expense would have increased $105,000.

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

Item 1A.	Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits Listing.

Exhibit 3.1 Bylaws, as amended

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

Dated:	May 3, 2007	HICKORY TECH CORPORATION

		By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer