Form 10-Q
period 2007-06-30
HICKORY TECH CORP
filed 2007-08-01
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

The total number of shares of the registrant's common stock outstanding as of July 31, 2007: 13,253,812

TABLE OF CONTENTS

PART I. Financial Information

Description

Item 1.	Financial Statements:

Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended June 30, 2007 and 2006

Consolidated Balance Sheets (unaudited) as of June 30, 2007 and December 31, 2006

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and 2006

Condensed Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

HICKORY TECH CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands Except Per Share Amounts)	2007	2006	2007	2006

Operating revenues:
Telecom sector	$20,448	$18,912	$39,485	$37,568
Enventis sector	25,154	15,178	43,044	29,262
Total operating revenues	45,602	34,090	82,529	66,830

Costs and expenses:
Cost of sales, Enventis	16,559	8,456	26,873	16,139
Cost of services (excluding depreciation and amortization)	10,778	10,982	21,695	21,356
Selling, general and administrative expenses (excluding depreciation and amortization)	5,891	5,708	11,727	11,873
Depreciation	4,432	4,207	8,936	8,253
Amortization of intangibles	289	293	578	586
Total costs and expenses	37,949	29,646	69,809	58,207
Operating income	7,653	4,444	12,720	8,623
Other income/(expense):
Interest and other income	47	36	131	65
Interest expense	(2,031)	(1,830)	(4,213)	(3,478)
Total other income/(expense)	(1,984)	(1,794)	(4,082)	(3,413)

Income before income taxes	5,669	2,650	8,638	5,210
Income taxes	2,415	1,063	3,616	2,090
Income from continuing operations	3,254	1,587	5,022	3,120
Discontinued operations:
Loss from operations of discontinued component	(13)	(355)	(15)	(595)
Income tax benefit	(5)	(142)	(6)	(238)
Loss from discontinued operations	(8)	(213)	(9)	(357)
Net income	$3,246	$1,374	$5,013	$2,763

Basic earnings per share - continuing operations	$0.25	$0.12	$0.38	$0.24
Basic loss per share - discontinued operations	—	(0.02)	—	(0.03)
	$0.25	$0.10	$0.38	$0.21

Basic weighted average common shares outstanding	13,248	13,152	13,241	13,143

Diluted earnings per share - continuing operations	$0.25	$0.12	$0.38	$0.24
Diluted loss per share - discontinued operations	—	(0.02)	—	(0.03)
	$0.25	$0.10	$0.38	$0.21
Diluted weighted average common and equivalent common shares outstanding	13,248	13,155	13,241	13,146
Dividends per share	$0.12	$0.12	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Balance Sheets
(Unaudited)

(In Thousands Except Per Share Amounts)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$410	$84
Receivables, net of allowance for doubtful accounts of $980 and $851	28,022	20,780
Inventories	9,169	11,294
Deferred income taxes	815	815
Prepaid expenses	1,636	1,903
Other	945	1,662
Total current assets	40,997	36,538

Investments	3,830	3,554

Property, plant and equipment	311,037	309,264
Less accumulated depreciation	160,591	156,429
Property, plant and equipment, net	150,446	152,835

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	2,562	3,140
Financial derivative instruments	593	2,489
Deferred costs and other	2,869	3,105
Total other assets	31,263	33,973

Total assets	$226,536	$226,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Checks written in excess of available cash balances	$—	$1,475
Short-term financing	11,949	7,719
Accounts payable	3,565	4,211
Accrued expenses	5,175	5,167
Accrued interest	390	447
Accrued income taxes	522	4,528
Advanced billings and deposits	3,365	3,488
Current portion - post retirement benefits	279	212
Current maturities of long-term obligations	1,603	1,560
Total current liabilities:	26,848	28,807

Long-term liabilities:
Debt obligations, net of current maturities	135,089	141,529
Accrued income taxes	6,814	—
Deferred income taxes	14,536	15,332
Deferred revenue	1,930	2,596
Accrued employee benefits and deferred compensation	8,719	8,550
Total long-term liabilities:	167,088	168,007

Total liabilities	193,936	196,814

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value shares authorized: 100,000
Shares issued and outstanding: 13,254 in 2007 and 13,208 in 2006	1,325	1,321
Additional paid-in capital	10,376	9,992
Retained earnings	20,225	18,323
Accumulated other comprehensive income	674	450
Total shareholders’ equity	32,600	30,086

Total liabilities and shareholders’ equity	$226,536	$226,900

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars In Thousands)	2007	2006
Cash flows from operating activities:
Net income	$5,013	$2,763
Adjustments to reconcile net income to net Cash provided by operating activities:
Loss from discontinued operations	9	357
Depreciation and amortization	9,514	8,839
Amortization of gain on sale of financial derivative instrument	(609)	—
Accrued patronage refunds	75	(543)
Deferred income tax provision (benefit)	(40)	108
Other	180	460
Changes in operating assets and liabilities:
Receivables, net	(7,254)	(2,519)
Inventories	2,125	(2,966)
Accounts payable and accrued expenses	(695)	(2,120)
Deferred revenue, billings and deposits	(789)	697
Prepaid expenses	268	3,334
Income taxes	2,871	1,309
Other	872	1,333
Net cash provided by operating activities	11,540	11,052

Cash flows from investing activities:
Additions to property, plant and equipment	(6,035)	(10,268)
Other	46	190
Net cash used in investing activities	(5,989)	(10,078)

Cash flows from financing activities:
Short-term financing, net	4,230	4,546
Checks written in excess of available cash balances	(1,475)	(514)
Payments of capital lease obligations	(202)	(244)
Repayments on credit facility	(10,650)	(12,685)
Borrowings on credit facility	4,000	10,500
Proceeds from the sale of financial derivative instrument	1,936	—
Proceeds from issuance of common stock	119	125
Dividends paid	(3,174)	(3,153)
Other	—	(32)
Net cash used in financing activities	(5,216)	(1,457)

Cash flows from discontinued operations
Net cash provided by/(used in) operating activities	(9)	48
Net cash used in investing activities	—	(26)
Net cash provided by/(used in) discontinued operations	(9)	22

Net increase (decrease) in cash and cash equivalents	326	(461)

Cash and cash equivalents at beginning of period	84	601

Cash and cash equivalents at end of period	$410	$140

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,614	$3,592
Net cash paid for income taxes	$756	$690
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$455	$158

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

JUNE 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Hickory Tech Corporation (HickoryTech or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the Company’s financial statements and present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

The condensed consolidated financial statements of HickoryTech include Hickory Tech Corporation and its subsidiaries in the following two business segments: the Telecom Sector and the Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

On December 30, 2005, HickoryTech purchased Enventis Telecom, Inc. (Enventis) from ALLETE, Inc. The purchase price totaled $38,602,000, after adjustments. Enventis is a transport and enterprise Internet Protocol (IP) telephony sales business, which specializes in providing telecommunications and network solutions. In addition to its statewide SONET-based network, Enventis provides innovative IP services that combine voice and data onto a single platform. Since 1997, Enventis has provided network solutions for a broad spectrum of large corporate, non-profit, government and small business clients. Enventis has offices located in Duluth, Plymouth and Rochester, Minnesota. In the second quarter of 2007, HickoryTech ceased operations in Sioux Falls, South Dakota.

Effective December 31, 2006, HickoryTech sold Collins Communications Systems Co. (Collins) to Skyview Capital, LLC (Skyview). The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of Collins outstanding capital stock. Skyview paid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years if financial targets are reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collin’s results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

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

Reclassifications

Certain reclassifications of prior period data have been made to conform to the current period’s presentation. The most significant of these reclassifications was to reclassify approximately $1,600,000 of transport costs from cost of sales to cost of services for the first and second quarters of 2006. This reclassification resulted in reporting these costs for the Enventis Sector in a manner consistent with the remainder of the organization. These reclassifications did not affect the Company’s cash flows, financial position or net income.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 157 on its results of operations, cash flows and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 159 on its results of operations, cash flows and financial condition.

NOTE 2 – EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the EPS dilution calculation, are based on the weighted average number of shares of common stock outstanding during the period increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the Hickory Tech Corporation Amended and Restated Employee Stock Purchase Plan (ESPP). Dilution is determined using the treasury stock method. The dilutive effect shown below for 2006 has been revised from what was previously reported to reflect the treasury stock method, consistent with the method currently applied. There was no impact to EPS due to this revision.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$3,254	$1,587	$5,022	$3,120
Loss from discontinued operations	(8)	(213)	(9)	(357)
Net Income	$3,246	$1,374	$5,013	$2,763

Weighted average shares outstanding	13,247,508	13,151,626	13,241,079	13,142,770
Stock options (dilutive only)	—	—	—	—
Stock subscribed (ESPP)	—	3,084	—	3,371
Total dilutive shares outstanding	13,247,508	13,154,710	13,241,079	13,146,141

Earnings (loss) per share:
Basic - continuing operations	$0.25	$0.12	$0.38	$0.24
Basic - discontinued operations	$—	$(0.02)	$—	$(0.03)

Diluted - continuing operations	$0.25	$0.12	$0.38	$0.24
Diluted - discontinued operations	$—	$(0.02)	$—	$(0.03)

Options to purchase 486,050 shares and 551,451 shares for the three and six months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at the respective record dates. Listed below is the number of shares outstanding as of the record date for the first and second quarters of 2007 and 2006, respectively.

Shares outstanding on record date	2007	2006
First quarter (Feb. 15)	13,207,970	13,133,928
Second quarter (May 15)	13,243,525	13,153,067

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.  HickoryTech paid dividends of $0.12 per share for both the second quarter of 2007 and the second quarter of 2006.

During the first six months of 2007 and 2006, shareholders have elected to reinvest $119,000 and $125,000, respectively, of dividends into HickoryTech common stock pursuant to the Hickory Tech Corporation Dividend Reinvestment Plan.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to the Company’s Post-Retirement Benefit Plans. Comprehensive income for the three months ended June 30, 2007 and 2006 was $3,337,000 and $1,409,000, respectively. Comprehensive income for the six months ended June 30, 2007 and 2006 was $5,246,000 and $2,973,000, respectively.

In March 2007, the Company terminated its two outstanding interest-rate swap agreements with original maturities in June 2008, in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, HickoryTech executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the original swap agreement.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain	Comprehensive
	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income
December 31, 2006	$(867)	$37	$(217)	$1,497	$450
2007 Activity	—	—	—	123	123
Net Periodic Benefit Cost	11	(2)	9	—	18
March 31, 2007	$(856)	$35	$(208)	$1,620	$591
2007 Activity	—	—	—	65	65
Net Periodic Benefit Cost	$11	$(2)	$9	—	18
June 30, 2007	$(845)	$33	$(199)	$1,685	$674

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

The financing for the estimated $38,602,000 total purchase consideration for Enventis, plus an additional $8,500,000 for Enventis working capital, was obtained entirely from HickoryTech’s credit agreement, as established on December 30, 2005. The credit facility is comprised of a $30,000,000 revolving credit component, which expires on December 30, 2011 and a $130,000,000 term loan component, which has partial maturities during its term, with a final maturity on June 30, 2013.

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

The carrying value of HickoryTech’s goodwill is $25,239,000 as of June 30, 2007 and December 31, 2006.

The components of HickoryTech’s other intangible assets are as follows:

		June 30, 2007		December 31, 2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets
Customers	1 - 8 years	$4,229	$1,980	$4,229	$1,504
Other intangibles	1 - 5 years	730	417	730	315
Total		$4,959	$2,397	$4,959	$1,819

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for the three months ended June 30, 2007 and 2006 was $289,000 and $293,000, respectively. Amortization expense related to the definite-lived intangible assets for the six months ended June 30, 2007 and 2006 was $578,000 and $586,000, respectively. Total estimated amortization expense for the remaining six months of 2007 and the five years subsequent to 2007 is as follows: 2007 (July 1 through December 31) - $579,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000; none in 2011 and 2012.

NOTE 7 – QUARTERLY SECTOR FINANCIAL SUMMARY

			Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended June 30, 2007

Revenue from Unaffiliated Customers	$20,448	$25,154	$—	$45,602
Intersegment revenues	111	85	(196)	—
Total	20,559	25,239	(196)	45,602

Depreciation and amortization	3,789	927	5	4,721
Operating income/(loss)	6,239	1,649	(235)	7,653
Interest expense	(18)	—	(2,013)	(2,031)
Income taxes/(benefit)	2,490	660	(735)	2,415
Income/(loss) from Continuing operations	3,736	990	(1,472)	3,254

Identifiable assets	153,182	66,103	7,251	226,536
Property, plant and equipment, net	117,053	33,303	90	150,446
Capital expenditures	2,288	1,017	—	3,305

			Corporate and	HickoryTech
	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended June 30, 2006

Revenue from Unaffiliated Customers	$18,912	$15,178	$—	$34,090
Intersegment revenues	32	—	(32)	—
Total	18,944	15,178	(32)	34,090

Depreciation and amortization	3,713	768	19	4,500
Operating income/(loss)	4,000	731	(287)	4,444
Interest expense	(18)	—	(1,812)	(1,830)
Income taxes/(benefit)	1,595	298	(830)	1,063
Income/(loss) from Continuing operations	2,395	437	(1,245)	1,587

Identifiable assets	155,832	53,926	9,796	219,554
Property, plant and equipment, net	119,413	31,709	162	151,284
Capital expenditures	3,848	2,593	—	6,441

			Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Enventis	Eliminations	Consolidated
Six Months Ended June 30, 2007
Revenue from Unaffiliated Customers	$39,485	$43,044	$—	$82,529
Intersegment revenues	218	147	(365)	—
Total	39,703	43,191	(365)	82,529

Depreciation and amortization	7,702	1,802	10	9,514
Operating income/(loss)	10,342	3,029	(651)	12,720
Interest expense	(35)	—	(4,178)	(4,213)
Income taxes/(benefit)	4,147	1,218	(1,749)	3,616
Income/(loss) from Continuing operations	6,175	1,812	(2,965)	5,022

Identifiable assets	153,182	66,103	7,251	226,536
Property, plant and equipment, net	117,053	33,303	90	150,446
Capital expenditures	3,934	2,101	—	6,035

			Corporate and	HickoryTech
	Telecom	Enventis	Eliminations	Consolidated
Six Months Ended June 30, 2006
Revenue from Unaffiliated Customers	$37,568	$29,262	$—	$66,830
Intersegment revenues	64	—	(64)	—
Total	37,632	29,262	(64)	66,830

Depreciation and amortization	7,290	1,505	44	8,839
Operating income/(loss)	8,261	1,298	(936)	8,623
Interest expense	104	—	(3,582)	(3,478)
Income taxes/(benefit)	3,351	526	(1,787)	2,090
Income/(loss) from Continuing operations	5,025	775	(2,680)	3,120

Identifiable assets	155,832	53,926	9,796	219,554
Property, plant and equipment, net	119,413	31,709	162	151,284
Capital expenditures	7,075	3,100	93	10,268

NOTE 8 - COMMITMENTS AND CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of the existing matters will have a material adverse effect on its financial position, results of operations or cash flows. HickoryTech did not experience any changes to material contractual obligations in the first six months of 2007. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for the discussion relating to commitments and contingencies.

NOTE 9 – STOCK COMPENSATION

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete description of its stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2007 was approximately $27,000 pre-tax and $19,000 after tax. Approximately $13,000 of this after-tax expense relates to the expensing of stock options and $6,000 to the ESPP. In addition, share-based compensation expense recognized under SFAS No 123(R) for the six months ended June 30, 2007 was approximately $54,000 pre-tax and $37,000 after tax. Approximately $25,000 of this after-tax expense relates to the expensing of stock options and $12,000 to the ESPP.

Share-based compensation expense recognized under SFAS No. 123(R) for the three-months ended June 30, 2006 was approximately $41,000 pre-tax and $25,000 after tax and was primarily related to the expensing of stock options. Share-based compensation expense recognized under SFAS No. 123(R) for the six-months ended June 30, 2006 was approximately $86,000 pre-tax and $52,000 after tax and was primarily related to the expensing of stock options.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to have vested during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first six months of 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2007 and 2006. Compensation expense for awards granted prior to 2006 is based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123. Compensation expense for awards granted in 2006 and subsequent periods is determined in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense is recognized in the Consolidated Statement of Operations for the six months ended June 30, 2007 and 2006 and is based on awards ultimately expected to vest. We use historical data to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

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

There were no option awards granted during the six months ended June 30, 2007 and 2006, respectively. The Stock Award Plan provides for the issuance of stock options, however, no current compensation programs have options as a component.

As of June 30, 2007 there was $53,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of 2 years.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2007	515,884	$12.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(29,834)	11.43
Outstanding at June 30, 2007	486,050	$12.83
Exercisable at June 30, 2007	455,721	$13.09

The following table provides certain information with respect to stock options outstanding at June 30, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	9.2 years
$8.00 - $12.00	182,500	10.28	5.9 years
$12.00 - $16.00	230,050	13.87	3.6 years
$16.00 - $21.00	58,500	18.21	3.7 years
	486,050	$12.83	4.6 years

Aggregate intrinsic value:	$59,800

The following table provides certain information with respect to stock options exercisable at June 30, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$8.00 - $12.00	167,171	$10.22	5.8 years
$12.00 - $16.00	230,050	13.87	3.6 years
$16.00 - $21.00	58,500	18.21	3.7 years
	455,721	$13.09	4.4 years

Aggregate intrinsic value:	$27,550

As of June 30, 2007, the following amount of shares, were available for each stock-based compensation plan:

Plan	Shares Available
Employee Stock Purchase Plan	500,000
Retainer Stock Plans for Directors	233,875
Non-Employee Directors’ Incentive Plan	190,000
Stock Award Plan	984,145

Shares issued under other stock-based compensation plans are as follows:

	For Three Months Ended	For Six Months Ended
	June 30, 2007	June 30, 2007
Retainer Stock Plans for Directors	1,794	4,133
market price/fair value at time of grant	$9.05	$7.86

Stock Award Plan	1,084	36,044
market price/fair value at time of grant	$8.39	$7.00

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

The Company utilizes interest-rate swap agreements that qualify as cash-flow hedges, to manage its exposure to interest rate fluctuations on a portion of the Company’s variable-interest rate debt. In March 2007, the Company terminated its two outstanding interest-rate swap agreements, with original maturities of June 2008 in exchange for $1,936,000 in proceeds. Proceeds of $609,000 were recognized as an offset to interest expense in the first and second quarters of 2007. The remaining proceeds will be recognized as an offset to interest expense over the remaining original term of the agreements, a period of 12 months, ending in June 2008. Immediately following the termination of the two swap agreements discussed above, HickoryTech executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement. The fair value of HickoryTech’s derivatives at June 30, 2007 and December 31, 2006 is a net asset of $593,000 and $2,489,000, respectively.

NOTE 11 – EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech accounts for these post-retirement benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$71	$81	$142	$162
Interest cost	114	107	228	214
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(3)	(3)	(6)	(6)
Recognized net actuarial loss	18	31	36	62
Net periodic benefit cost	$215	$231	$430	$462

June 30, 2007
Employer’s contributions for current premiums
Contributions made for the six months ended June 30, 2007	$134
Expected contributions for remainder of 2007	140
Total estimated employer contributions for fiscal year 2007	$274

NOTE 12 - INCOME TAXES

The effective income tax rate from continuing operations of approximately 42.6% for the second quarter of 2007 and 40.1% for the second quarter of 2006 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

HickoryTech adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. As of the date of adoption, HickoryTech had approximately $7,414,000 of unrecognized tax benefits. Approximately $748,000 of the unrecognized tax benefits relate to a deferred tax asset that is fully reserved for financial reporting purposes. The unrecognized tax benefits in their entirety, if recognized, would affect the effective income tax rate in any future periods. As a result of adoption, the Company recognized a credit of approximately $62,000 in the January 1, 2007 retained earnings balance. There have been no significant changes to these amounts during the six months ended June 30, 2007.

The Company recognizes interest and penalties related to income tax matters as income tax expense. As of the date of the adoption, the Company had $172,000 (net of tax) accrued for interest and nothing accrued for penalties related to tax matters. As of June 30, 2007, the Company has accrued $320,000 (net of tax) for interest related to unrecognized tax benefits.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical fact, are forward-looking statements that are based on our current expectations, estimates and projections about the industry in which we operate and our beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “seeks,” “projects,” “expects,” “plans,” “intends,” “estimates,” “continues,” “should” or “anticipates” and similar expressions. Such forward-looking statements are subject to important risks and uncertainties that could cause our future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. The Cautionary Statement in Part 1 of our Annual Report on Form 10-K provides a comprehensive list of sources for risks and uncertainties, which may influence forward looking statements and is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, we undertake no obligation to update any of its forward-looking statements for any reason.

RESULTS OF OPERATIONS

OVERVIEW-TRENDS

We operate in two business segments: the Telecom Sector and the Enventis Sector. The Telecom Sector includes our historical rural telephone business operations, including three incumbent local exchange carriers (“ILECs”), a competitive local exchange carrier (“CLEC”) and a company providing data processing services for the telecommunications industry (National Independent Billing, Inc.).

The Enventis Sector operations are conducted through Enventis Telecom, Inc, which we acquired on December 30, 2005.  Enventis provides integrated fiber network, IP telephony and data services, through 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest. We offer these services through two major product line offerings: Enterprise Network Services, which is a telecom equipment provision service, and Enterprise Transport Services, which is a fiber optic transmission service for wholesale and retail use by customers.

Our consolidated revenues increased 33.8% and our income from continuing operations increased 105.0% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Our consolidated revenues increased 23.5% and our income from continuing operations increased 61.0% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These substantial improvements in the results of operations were a function of improvements in both the Telecom and Enventis Sectors. Enventis Sector revenues increased 66.3% during the three months and 47.6% during the six months ended June 30, 2007, and income more than doubled as compared to the same periods in the prior year. More importantly, the combination of a $1,890,000 recovery from a switched access dispute with a large interexchange carrier, as well as increased usage of DSL and digital TV services, made our Telecom revenues increase 8.5% and 5.5% in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

Longer term, we expect local service and network access revenues in our Telecom Sector to continue to trend downward because of competition from CLECs, cable TV providers, VoIP, wireless telephone, other telephone competitors and due to reduced usage and pricing on the network access service we provide. Although we were largely successful in the six months ended June 30, 2007 in offsetting this declining revenue with increased revenue from DSL and digital TV customers, the margins on these services are not as high as the margins on our wireline access services. Our Telecom margins and revenue will be further impacted by new interstate network access rates that go into effect on July 1, 2007, as well as by the competitive voice services that will be offered by the primary cable TV provider in Mankato, our largest market, in the third quarter of 2007. Accordingly, while we will continue to work to offset declining revenue with new services to our customers in the Telecom Sector, the trend toward decreasing profitability in this Sector may resume.

We believe that our Enventis Sector provides a platform for longer-term growth. Enventis revenues for 2006 represented a 14.1% increase over the unaudited Enventis revenues for 2005. The 2007 first quarter revenues for Enventis were 27.5% higher than those in the first quarter of 2006, while second quarter revenues were 66.3% higher than those in the second quarter of 2006. Enventis has provided profitable operations and recorded positive operating income in each of the six quarters since its acquisition. The Enventis Enterprise Network Services product line is subject to cyclical highs and lows depending on customer demand. Enterprise Transport Services contains more of a recurring revenue stream and is supported by long-term contracts. Both the Enterprise Network Service and the Enterprise Transport Service product lines show excellent growth characteristics.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues before intersegment eliminations:

Revenues
Local Service	$4,227	$4,576	$8,675	$9,171
Network Access	9,378	7,415	16,737	14,756
Long Distance	1,297	1,254	2,629	2,402
Data	1,715	1,486	3,391	2,877
Internet	1,130	1,131	2,256	2,284
Digital TV	536	318	1,025	603
Directory	899	903	1,784	1,797
Message Processing & Billing	514	534	1,203	1,222
Intersegment	111	32	218	64
Other	752	1,295	1,785	2,456
Total telecom revenues	$20,559	$18,944	$39,703	$37,632

Total Telecom revenues before intersegment eliminations:
Unaffiliated customers	$20,448	$18,912	$39,485	$37,568
Intersegment	111	32	218	64
	20,559	18,944	39,703	37,632

Cost of services (excluding depreciation and amortization)	7,158	8,049	15,013	15,738
Selling, general, and administrative expenses (excluding depreciation and amortization)	3,373	3,182	6,646	6,343
Depreciation and amortization	3,789	3,713	7,702	7,290

Operating income	$6,239	$4,000	$10,342	$8,261
Net income	$3,736	$2,395	$6,175	$5,025

Capital expenditures	$2,288	$3,848	$3,934	$7,075

Key metrics
Access lines	67,022	69,307
Long distance customers	41,287	40,788
Internet customers	20,526	19,205
Digital Subscriber Line (DSL) customers	16,677	14,282
Digital TV customers	5,194	3,389

Revenues

Telecom Sector operating revenues before intersegment eliminations were $20,559,000, which is $1,615,000 or 8.5% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and were $39,703,000, which is $2,071,000 or 5.5% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in both periods was primarily due to increases in network access, data, digital TV and intersegment revenues, offset by decreases in other and local service revenues.

Local service revenue was $4,227,000, which is $349,000 or 7.6% lower in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Local service revenue was $8,675,000, which is $496,000 or 5.4% lower in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in both periods was primarily due to a 2,285 or 3.3% decrease in access lines from June 30, 2006 to June 30, 2007. Another significant contributor is a decline in reciprocal compensation received from wireless carriers under contract using minute-of-use pricing. Many of these contracts and their associated pricing are being re-negotiated. A higher degree of competition from ILEC’s, CLEC’s and cable TV providers serving in our markets, and from wireless substitution, could impact our local service revenue in future periods.

Network access revenue was $9,378,000, which is $1,963,000 or 26.5% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and $16,737,000, which is $1,981,000 or 13.4% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases in revenue were primarily due to the settlement of a switched access dispute with a large interexchange carrier, which resulted in a non-recurring increase in revenue of $1,890,000. On July 1, 2007, new interstate network access rates went into effect, which will cause further reductions in network access revenues of approximately 5.0%. A combination of changing minutes of use (MOU), carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences.

Long distance revenue was $1,297,000, which is $43,000 or 3.4% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Long distance revenue was $2,629,000, which is $227,000 or 9.5% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increases were primarily due to an increase in the long distance customer base of 499 or 1.2% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Also contributing to the increase in long distance revenue was an increase in MOUs in the second quarter of 2007 compared to the second quarter of 2006.

Data revenue was $1,715,000, which is $229,000 or 15.4% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and was $3,391,000, which is $514,000 or 17.9% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in both periods was primarily due to an increase in DSL customers of 2,395 or 16.8% between June 30, 2007 and June 30, 2006. Also contributing to the increase in data revenue was a $114,000 increase in the three month period, and a $250,000 increase in the six month period of Ethernet services to large business customers. We believe that Ethernet service revenues will continue to provide growth opportunities. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth.

Digital TV revenue was $536,000, which is $218,000 or 68.6% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and $1,025,000, which is $422,000 or 70.0% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily the result of the offering of digital TV in three additional communities in 2006 and one additional community in 2007, which resulted in a 1,805 or 53.3% increase in digital TV customers at June 30, 2007 compared to June 30, 2006. Also contributing to the increase in digital TV revenue was an increase in rates charged to customers of approximately 5.0%, which went into effect in April 2007.

Other revenue, consisting primarily of revenues from cable network services, sales of Customer Premise Equipment (CPE), circuit private lines, maintenance, and add, moves and changes was $752,000, which is $543,000 or 41.9% lower in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was primarily due to the loss of $347,000 from Project SOCRATES (see below) and decreased revenue from CPE sales of $199,000. Partially offsetting the loss of the Project SOCRATES and CPE revenues was an increase in billing and collections revenue of $36,000. Until June 2006, HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech’s contract with Project SOCRATES ended on June 30, 2006.

Other revenue was $1,785,000, which is $671,000 or 27.3% lower in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was primarily due to the loss of $693,000 from Project SOCRATES (see above) and decreased revenue from CPE sales of $93,000, partially offset by increases in pay station revenue of $95,000 and billing and collections revenue of $48,000.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,158,000, which is $891,000 or 11.1% lower in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and was $15,013,000, which is $725,000 or 4.6% lower in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in both periods was primarily due to the settlement of a switched access dispute with a large interexchange carrier in the second quarter of 2007, which resulted in the reversal of bad debt expense of $325,000. Also contributing to the decrease in cost of services was a $201,000 decrease in the three month period, and $216,000 decrease in the six month period, in professional fees due to lower fees associated with provisioning software, a $148,000 decrease  in the three month period and $257,000 decrease in the six month period in contract labor due to the retirement of mainframe computer functions in 2006, a $129,000 decrease in the three month period and $175,000 decrease in the six month period in miscellaneous expense due to write-offs of potential liabilities associated with discontinued operations and a $124,000 decrease during the three month period and $278,000 decrease during the six month period in consulting fees. These decreases in cost of services were offset during the six month period by a $440,000 increase in programming expense incurred in connection with digital TV services.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization)

Telecom Sector selling, general and administrative expenses (excluding depreciation and amortization) were $3,373,000, which is $191,000 or 6.0% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to increases in legal expenses of $83,000, regulatory fees of $38,000, incentive compensation of $33,000 and an increase in maintenance contracts of $30,000.

Selling, general and administrative expenses (excluding depreciation and amortization) were $6,646,000, which is $303,000 or 4.8% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to a $113,000 increase in access fees, a $111,000 increase in legal fees and a $62,000 increase in maintenance contracts

Depreciation and Amortization

Telecom Sector depreciation and amortization were $3,789,000, which is $76,000 or 2.0% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Depreciation was $3,762,000, which is $79,000 or 2.2% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to an increase in fixed asset spending in 2006. Amortization was $27,000, which is $3,000 or 11.9% lower in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Depreciation and amortization were $7,702,000, which is $412,000 or 5.7% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Depreciation was $7,649,000, which is $421,000 or 5.8% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to an increase in fixed asset spending in 2006. Amortization was $53,000 in the six months ended June 30, 2007 and $62,000 in the six months ended June 30, 2006.

Operating Income

Telecom Sector operating income was $6,239,000, a $2,239,000 or 56.0% increase in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and was 10,342,000, a $2,081,000 or 25.2% increase in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in both periods was due to the increased revenues and decreased cost of services, offset by the small increases in selling, general and administrative expenses (excluding depreciation and amortization) and in depreciation, all of which are described above.

Net Income

Telecom Sector net income from operations was $3,736,000, a $1,341,000 or 56.0% increase in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and $6,175,000, a $1,150,000 or 22.9% increase in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to the increase in operating income mentioned above, offset by the change in taxes.

ENVENTIS – The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues before intersegment eliminations:
Enterprise Network Services	$19,968	$11,144	$33,145	$21,175
Enterprise Transport Services	5,186	4,034	9,899	8,087
Intersegment	85	—	147	—
	$25,239	$15,178	$43,191	$29,262

Total Enventis revenues before intersegment eliminations:
Unaffiliated customers	$25,154	$15,178	$43,044	$29,262
Intersegment	85	—	147	—
	$25,239	$15,178	$43,191	$29,262

Cost of sales	16,559	8,456	26,873	16,139
Cost of services (excluding depreciation and amortization)	3,786	2,932	6,984	5,619
Selling, general and administrative expenses, (excluding depreciation and amortization)	2,318	2,291	4,503	4,701
Depreciation and amortization	927	768	1,802	1,505

Operating income	$1,649	$731	$3,029	$1,298
Net income	$990	$437	$1,812	$775

Capital expenditures	$1,017	$2,593	$2,101	$3,100

Revenues:

Enventis operating revenues before intersegment eliminations were $25,239,000, which is $10,061,000 or 66.3% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to an $8,824,000 increase in the Enterprise Network Services product line, which was largely the result of revenue recognized from a large contract with a customer of approximately $6,500,000. In addition, Enventis noted increases in their VOIP, wireless and data products in the second quarter of 2007 compared to the second quarter of 2006. The Enterprise Transport Services product line revenues increased by $1,152,000 in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, with the increase being primarily attributed to increased wholesale business revenues of $765,000 and an increase in the Encompass line of business of $297,000.

Enventis operating revenues before intersegment eliminations were $43,191,000, which is $13,929,000 or 47.6% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to an $11,970,000 increase in the Enterprise Network Services product line, which was largely the result of revenue recognized from a large contract with a customer mentioned above. In addition, Enventis has noted increases in their VOIP, wireless and data products in the first six months of 2007 compared to the first six months of 2006. The Enterprise Transport Services product line revenues increased by $1,812,000 in the fist six months ended June 30, 2007 compared to the first six months ended June 30, 2006, with the increase being primarily attributed to increased wholesale business revenues and an increase in the Encompass line of business mentioned above.

Cost of Sales

Enventis Sector cost of sales was $16,559,000, which is $8,103,000 or 95.8% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Cost of sales was $26,873,000, which is $10,734,000 or 66.5% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was due to the costs incurred to support the substantially increased revenue in the Enterprise Network Services product line.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $3,786,000, which is $854,000 or 29.1% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to a $404,000 increase in circuit expenses associated with an increase in off-net revenues, a $304,000 increase in wages and benefits due to increased staffing and a $247,000 increase in professional fees due to external project management on large jobs, offset by a decrease in bad debt expense of $126,000.

Cost of services (excluding depreciation and amortization) was $6,984,000, which is $1,365,000 or 24.3% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to a $721,000 increase in wages and benefits due to increased staffing and a $691,000 increase in circuit expenses associated with an increase in off-net revenues.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization)

Enventis Sector selling, general and administrative expenses (excluding depreciation and amortization) were $2,318,000, which is $27,000 or 1.2% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Selling, general and administrative expenses (excluding depreciation and amortization) were $4,503,000, which is $198,000 or 4.2% lower in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was primarily due to a decrease in wages and benefits of $1,023,000, which was largely the result of a decrease in retention payments made to certain employees. Partially offsetting the decrease in selling, general and administrative expenses was a $322,000 increase in inter-company executive services, a $154,000 increase in commissions associated with the increase in revenues, a $115,000 increase in professional fees, a $107,000 increase in computer expenses, a $54,000 increase in rent expenses and a $43,000 increase in consulting fees.

Depreciation and Amortization

Enventis Sector depreciation and amortization were $927,000, which is $159,000 or 20.7% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Depreciation was $664,000, which is $159,000 or 31.7% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to an increase in assets in 2006. Amortization was $263,000 in the three months ended June 30, 2007 and 2006.

Depreciation and amortization were $1,802,000, which is $297,000 or 19.7% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Depreciation was $1,277,000, which is $297,000 or 30.2% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to an increase in assets in 2006. Amortization was $525,000 in the six months ended June 30, 2007 and 2006.

Operating Income

Enventis Sector operating income was $1,649,000, which is $918,000 or 125.6% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to the $10,061,000 increase in revenues, offset by the $8,103,000 increase in cost of sales, the $854,000 increase in cost of services (excluding depreciation and amortization), the $159,000 increase in depreciation and the $27,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), all of which are described above.

Operating income was $3,029,000, which is $1,731,000 or 133.4% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to the $13,929,000 increase in revenues and the $198,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization), offset by the $10,734,000 increase in cost of sales, the $1,365,000 increase in cost of services (excluding depreciation and amortization) and the $297,000 increase in depreciation , all of which are described above.

Net Income

Enventis Sector net income was $990,000, which is $553,000 or 126.5% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and was $1,812,000, which is $1,037,000 or 133.8% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  These increases were primarily due to the increase in operating income mentioned above, offset by taxes.

INTEREST EXPENSE:

Consolidated interest expense was $2,031,000, which is $201,000 or 11.0% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Interest expense was $4,213,000, which is $735,000 or 21.1% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases were primarily due to a lower cooperative dividend received than had been accrued at December 31, 2006 from one of the Company’s participating lenders and a lower quarterly accrual of cooperative dividends in the first and second quarters of 2007. Cooperative dividends are accounted for as an offset to interest expense as earned.

The outstanding balance of the revolving credit facility was $136,050,000 at June 30, 2007 and $142,700,000 at December 31, 2006. The interest expense level of future quarters, while not affected by the receivable change, is expected to remain at approximately the same level seen in the first and second quarters of 2007 because of the new interest rate swap agreements initiated in March 2007. The average effective interest rate on outstanding debt was 5.92% for the three months ended June 30, 2007 compared to 5.04% for the three months ended June 30, 2006.

INCOME TAXES

The effective income tax rate from continuing operations of approximately 42.6% for the second quarter of 2007 and 40.1% for the second quarter of 2006 exceeds the federal statutory rate primarily due to state income taxes and interest expense accrued on unrecognized tax benefits. Due to the effects of implementing FIN No. 48, “Accounting for Uncertainty in Income Taxes”, additional income taxes accruals of approximately $100,000 per quarter were accrued beginning in the second quarter of 2007.

INCOME FROM CONTINUING OPERATIONS

Consolidated income from continuing operations was $3,254,000, which is $1,667,000 or 105.0% higher in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to the increase in operating income, partially offset by the increase in interest expense, both of which are described above, and the increase in income taxes.

Consolidated income from continuing operations was $5,022,000, which is $1,902,000 or 61.0% higher in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to the increase in operating income, partially offset by the increase in interest expense, both of which are described above, and the increase in income taxes

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash generated from operations was $11,540,000 in the first six months of 2007 compared to $11,052,000 in the first six months of 2006. Cash provided by operations in the first six months of 2007 was primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $9,514,000. The increase of $7,254,000 in outstanding accounts receivable balances is due to the double digit sales growth seen in the Enventis sector and is also the result of customer installations in progress evolving into the billing stage. A decrease in inventory on hand of $2,125,000, primarily seen in the Enventis sector, was a direct consequence of the increased billings to customers noted above.

Cash generated from operations in the first six months of 2006 was primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $8,839,000 as well as for a decrease in prepaid assets of $2,818,000 related to the Enventis acquisition.

Cash used in investing activities was $5,989,000 in the first six months of 2007 compared to $10,268,000 in the first six months of 2006. The decrease of $4,233,000 in capital spending from June 2007 to June 2006 is primarily related to reduced expenditures for our network enhancement program, which is nearly complete and a concentrated effort to focus spending on revenue generating products, services and key strategic initiatives.

Cash used in financing activities increased $3,759,000 in 2007 primarily due to our continued efforts to reduce borrowings under our long-term credit facility. The long-term debt balance was reduced by $6,640,000 to total $135,089,000 as of June 30, 2007. A net decrease in the cash balance of $961,000 and proceeds of $1,936,000 relating to the termination of two outstanding interest-rate swap agreements also contributed to the change in net cash used in financing activities.

WORKING CAPITAL

Working capital (i.e. current assets minus current liabilities) was $14,149,000 as of June 30, 2007, compared to working capital of $7,731,000 as of December 31, 2006. The ratio of current assets to current liabilities was 1.5 to 1.0 as of June 30, 2007 and 1.3 to 1.0 as of December 31, 2006.

SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $13,000,000 credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by Hickory Tech Corporation. The credit facility provides sixty-day payment terms for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility were $11,949,000 and $7,719,000 at June 30, 2007 and December 31, 2006, respectively.

LONG-TERM OBLIGATIONS

Long-term obligations as of June 30, 2007 were $135,089,000 excluding current maturities of $1,300,000 on debt and $303,000 on capital leases. On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently amortized to a $158,700,000 facility as of December 31, 2006), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $108,350,000 as of June 30, 2007 and is held in varying amounts by three of the lenders in the syndicate (US Bank, GE Commercial Distribution Finance Corporation and CoBank). Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from June 30, 2007 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,700,000 as of June 30, 2007 and is held entirely by Rural Telephone Finance Cooperative. Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from June 30, 2007 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $8,000,000 as of June 30, 2007. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or Rural Telephone Finance Corporation (RTFC) rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, which are not publicly available and change from time to time. The applicable margin for the revolving credit facility, term loan B and term loan C will be determined quarterly, based on our leverage ratio. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility and is payable quarterly. The credit facility requires us to enter into or maintain in effect, interest rate protection agreements on at least 50% of the facility’s outstanding balance in order to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans and have implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms.

Our debt requires us to comply, on a consolidated basis, with specified financial ratios and tests including maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. Our obligations under the credit facility are secured by a first-priority lien on all of our property and assets, tangible and intangible, and all of the property of our subsidiaries including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing.  We have also pledged the capital stock of our subsidiaries to secure the credit facility.

Our Telecom Sector leases certain computer equipment under capital lease arrangements. During the three months ended June 30, 2007 and 2006, this Sector recorded additions to property, plant and equipment of $455,000 and $158,000, respectively, related to these capital lease arrangements.

CONSTRUCTION PLANS

We have nearly completed the network enhancement program in specific markets within our core telephone property. In both our Telecom and Enventis Sectors, capital spending is becoming more “success-based,” meaning the capital spending is associated with defined revenue producing services and strategic initiatives. We expect the level of total capital spending over the next two to three years to be below the level of capital spending experienced in 2006. We believe that the enhancements of the past several years will support the broadband product deployment strategies of the next few years, as well as serving as a defense against competition in these specific markets within our core businesses. These upgrades will give us the capability to offer more diversified services to our core customer base.

COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2007. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for the discussion relating to commitments and contingencies.

OTHER

We operate with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit. We believe the current level of debt to total capital is acceptable for ongoing operations.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Quarterly Report on Form 10-Q are based on HickoryTech’s consolidated financial statements, which have been prepared in accordance with GAAP and where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that the application of the accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies that we adhere to is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. We adopted SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and have chosen to use the modified prospective basis of the Black-Scholes option-pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS No. 123(R). The valuation of equity instruments underlying stock-based compensation and the period during which the related stock compensation expense is recognized will be based in part on various assumptions, including the estimated useful life of equity instruments, stock volatility, interest rates and vesting terms. For the historical impact of share-based payments to employees under APB No. 25, refer to the disclosures in Note 9 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $609,000 were recognized as an offset to interest expense in the first six months of 2007. The unrecognized portion of the proceeds is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized as an offset to interest expense over the remaining original term of the agreement (12 months ending in June 2008). Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2007 our interest expense would have increased $206,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than routine litigation incidental to our business, including the items listed below, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

HickoryTech is investigating a potential civil dispute being discussed with a municipality regarding contract payments from HickoryTech to the municipality in support of the Company’s CLEC product line. No formal dispute or claim has been filed to-date.

In June 2007, HickoryTech withdrew its civil complaint against a large interexchange carrier related to an access avoidance scheme for prepaid calling card traffic dating back to 1999. In return for the settlement of this complaint and release of further claims on this matter, HickoryTech received a cash payment.

Item 1A.	Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
	a.	The annual shareholders’ meeting was held on May 7, 2007.
	b.	Three directors were elected at the annual meeting to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld

James H. Holdrege	10,260,048	573,580
Lyle G. Jacobson	902,154	1,931,474
Starr J. Kirklin	10,132,470	701,159

c.	A proposal to approve our amended and restated Employee Stock Purchase Plan was approved at the annual meeting. The votes were as follows:

For	5,881,746
Against	503,769
Abstain	199,376
Broker Non-votes	4,248,737

Item 5.	Other Information.
None.

Item 6. Exhibits Listing.

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

Dated:	August 1, 2007	HICKORY TECH CORPORATION

		By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer