Form 10-Q
period 2007-09-30
HICKORY TECH CORP
filed 2007-10-30
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The total number of shares of the registrant's common stock outstanding as of October 30, 2007:  13,276,158.

HICKORY TECH CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands Except Per Share Amounts)	2007	2006	2007	2006

Operating revenues:
Telecom sector	$18,647	$18,698	$58,132	$56,264
Enventis sector	17,212	13,972	60,256	43,234
Total operating revenues	35,859	32,670	118,388	99,498

Costs and expenses:
Cost of sales, Enventis	8,705	7,183	35,578	23,322
Cost of services (excluding depreciation and amortization)	11,137	11,131	32,832	32,468
Selling, general and administrative expenses (excluding depreciation and amortization)	5,900	5,598	17,627	17,490
Depreciation	4,254	4,235	13,190	12,488
Amortization of intangibles	289	293	867	879
Total costs and expenses	30,285	28,440	100,094	86,647
Operating income	5,574	4,230	18,294	12,851
Other income/(expense):
Interest and other income	68	40	199	109
Interest expense	(2,028)	(1,913)	(6,241)	(5,392)
Total other income/(expense)	(1,960)	(1,873)	(6,042)	(5,283)

Income before income taxes	3,614	2,357	12,252	7,568
Income taxes	1,532	728	5,148	2,819
Income from continuing operations	2,082	1,629	7,104	4,749
Discontinued operations:
Loss from operations of discontinued component	(12)	(308)	(27)	(902)
Income tax benefit	(4)	(124)	(10)	(361)
Loss from discontinued operations	(8)	(184)	(17)	(541)
Net income	$2,074	$1,445	$7,087	$4,208

Basic earnings per share - continuing operations	$0.16	$0.12	$0.54	$0.36
Basic loss per share - discontinued operations	—	(0.01)	—	(0.04)
	$0.16	$0.11	$0.54	$0.32

Basic weighted average common shares outstanding	13,268	13,172	13,250	13,152

Diluted earnings per share - continuing operations	$0.16	$0.12	$0.54	$0.36
Diluted loss per share - discontinued operations	—	(0.01)	—	(0.04)
	$0.16	$0.11	$0.54	$0.32
Diluted weighted average common and equivalent common shares outstanding	13,273	13,172	13,251	13,155
Dividends per share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In Thousands Except Per Share Amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,588	$84
Receivables, net of allowance for doubtful accounts of $1,049 and $851	21,222	20,780
Inventories	7,297	11,294
Deferred income taxes	815	815
Prepaid expenses	1,294	1,903
Other	1,061	1,662
Total current assets	34,277	36,538

Investments	3,830	3,554

Property, plant and equipment	316,083	309,264
Less accumulated depreciation	164,602	156,429
Property, plant and equipment, net	151,481	152,835

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	2,273	3,140
Financial derivative instruments	—	2,489
Deferred costs and other	2,775	3,105
Total other assets	30,287	33,973

Total assets	$219,875	$226,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Checks written in excess of available cash balances	$—	$1,475
Short-term financing	10,141	7,719
Accounts payable	4,065	4,211
Accrued expenses	6,750	5,826
Accrued income taxes	347	4,528
Advanced billings and deposits	4,889	3,488
Current maturities of long-term obligations	1,587	1,560
Total current liabilities	27,779	28,807

Long-term liabilities:
Debt obligations, net of current maturities	127,722	141,529
Financial derivative instruments	461	—
Accrued income taxes	6,900	—
Deferred income taxes	14,097	15,332
Deferred revenue	1,505	2,596
Accrued employee benefits and deferred compensation	8,893	8,550
Total long-term liabilities	159,578	168,007

Total liabilities	187,357	196,814

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value shares authorized: 100,000 Shares issued and outstanding: 13,276 in 2007 and 13,208 in 2006	1,328	1,321
Additional paid-in capital	10,757	9,992
Retained earnings	20,708	18,323
Accumulated other comprehensive income/(loss)	(275)	450
Total shareholders’ equity	32,518	30,086

Total liabilities and shareholders’ equity	$219,875	$226,900

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars In Thousands)	2007	2006
Cash flows from operating activities:
Net income	$7,087	$4,208
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	17	541
Depreciation and amortization	14,057	13,367
Amortization of gain on sale of financial derivative instrument	(940)	—
Accrued patronage refunds	(70)	(796)
Deferred income tax provision/(benefit)	(60)	148
Other	682	566
Changes in operating assets and liabilities:
Receivables, net	(688)	(3,884)
Inventories	3,996	(5,384)
Accounts payable and accrued expenses	718	(296)
Deferred revenue, billings and deposits	310	485
Prepaid expenses	607	3,531
Income taxes	2,780	1,004
Other	1,181	1,439
Net cash provided by operating activities	29,677	14,929

Cash flows from investing activities:
Additions to property, plant and equipment	(11,388)	(16,773)
Other	100	183
Net cash used in investing activities	(11,288)	(16,590)

Cash flows from financing activities:
Short-term financing, net	2,422	5,734
Checks written in excess of available cash balances	(1,475)	(514)
Payments of capital lease obligations	(295)	(374)
Repayments on credit facility	(21,475)	(19,510)
Borrowings on credit facility	7,500	20,500
Proceeds from the sale of financial derivative instrument	1,936	—
Proceeds from issuance of common stock	283	470
Dividends paid	(4,764)	(4,732)
Net cash provided by/(used in) financing activities	(15,868)	1,574

Cash flows from discontinued operations
Net cash provided by/(used in) operating activities	(17)	631
Net cash used in investing activities	—	(26)
Net cash provided by/(used in) discontinued operations	(17)	605

Net increase in cash and cash equivalents	2,504	518

Cash and cash equivalents at beginning of period	84	601

Cash and cash equivalents at end of period	$2,588	$1,119

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,033	$5,646
Net cash paid for income taxes	$2,375	$1,290
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$490	$162

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2007

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

Cost of Sales

Cost of sales for the Enventis Sector includes the material costs associated with the installation of products for customers.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 157 on its results of operations, cash flows and financial condition.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the calendar year 2008. The Company is currently assessing the impact of SFAS No. 159 on its results of operations, cash flows and financial condition.

NOTE 2 – EARNINGS AND CASH DIVIDENDS PER COMMON SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the EPS dilution calculation are based on the weighted average number of shares of common stock outstanding during the period increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the Hickory Tech Corporation Amended and Restated Employee Stock Purchase Plan (ESPP). Dilution is determined using the treasury stock method. The dilutive effect shown below for 2006 has been revised from what was previously reported to reflect the treasury stock method, which is consistent with the method currently applied. There was no impact to EPS due to this revision.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from continuing operations	$2,082	$1,629	$7,104	$4,749
Loss from discontinued operations	(8)	(184)	(17)	(541)
Net Income	$2,074	$1,445	$7,087	$4,208

Weighted average shares outstanding	13,267,649	13,171,658	13,250,033	13,152,435
Stock options (dilutive only)	5,655	—	712	—
Stock subscribed (ESPP)	—	427	—	2,353
Total dilutive shares outstanding	13,273,304	13,172,085	13,250,745	13,154,788

Earnings (loss) per share:
Basic - continuing operations	$0.16	$0.12	$0.54	$0.36
Basic - discontinued operations	$—	$(0.01)	$—	$(0.04)

Diluted - continuing operations	$0.16	$0.12	$0.54	$0.36
Diluted - discontinued operations	$—	$(0.01)	$—	$(0.04)

Options to purchase 415,551 shares and 565,251 shares for the three months ended September 30, 2007 and 2006, respectively, and 415,551 shares and 502,161 shares for the nine months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. Listed below is the number of shares outstanding as of the record date for the first, second and third quarters of 2007 and 2006, respectively.

Shares outstanding on record date	2007	2006
First quarter (Feb. 15)	13,207,970	13,133,928
Second quarter (May 15)	13,243,525	13,153,067
Third quarter (August 15)	13,253,812	13,156,490

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.12 per share for both the third quarter of 2007 and 2006, respectively.

During the first nine months of 2007 and 2006, shareholders have elected to reinvest $179,000 and $186,000, respectively, of dividends into HickoryTech common stock pursuant to the Hickory Tech Corporation Dividend Reinvestment Plan.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

HickoryTech follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This statement established rules for the reporting of comprehensive income and its components. In addition to net income, HickoryTech’s comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to the Company’s Post-Retirement Benefit Plans. Comprehensive income for the three months ended September 30, 2007 and 2006 was $1,125,000 and $847,000, respectively. Comprehensive income for the nine months ended September 30, 2007 and 2006 was $6,362,000 and $3,820,000, respectively.

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

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2006	$(867)	$37	$(217)	$1,497	$450
Derivative Activity	—	—	—	123	123
Net Periodic
Benefit Cost	11	(2)	9	—	18
March 31, 2007	$(856)	$35	$(208)	$1,620	$591
Derivative Activity	—	—	—	65	65
Net Periodic
Benefit Cost	11	(2)	9	—	18
June 30, 2007	$(845)	$33	$(199)	$1,685	$674
Derivative Activity	—	—	—	(967)	(967)
Net Periodic
Benefit Cost	11	(2)	9	—	18
September 30, 2007	$(834)	$31	$(190)	$718	$(275)

(1) Amounts pertain to our postretirement benefit plans.

NOTE 4 – ACQUISITION, DISPOSITION and DISCONTINUED OPERATIONS

Acquisition of Enventis

On December 30, 2005, HickoryTech purchased all of the capital stock of Enventis from ALLETE, Inc. The initial purchase price was $35,500,000, paid in cash, with the possibility of further purchase price adjustments and transition costs. After purchase price adjustments, the total consideration was $38,602,000. Enventis had no debt at the time of the acquisition and there were no contingent payments or earnouts.

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

Disposition of Collins

Effective December 31, 2006, HickoryTech sold all of the outstanding capital stock in Collins Communications Systems Co. to Skyview Capital for an initial price of $100,000, paid by delivery of a promissory note, plus up to $1,650,000 of earn-out payments. Skyview repaid HickoryTech $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years if financial targets are reached by Skyview. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

NOTE 5 – INVENTORIES

Inventory includes parts, materials and supplies stored in HickoryTech warehouses to support basic levels of service and maintenance as well as scheduled telecom sector capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of raw materials, as of September 30, 2007 and December 31 2006 was $3,769,000 and $2,850,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods, as of September 30, 2007 and December 31 2006, was $3,528,000 and $8,444,000, respectively.

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

NOTE 6 – INTANGIBLE ASSETS

Goodwill is subject to an impairment test annually as well as upon certain events that indicate that impairment may be present. The goodwill impairment test includes two steps, the first of which requires management to determine the fair value of several of the Company’s reporting units (as defined by SFAS No. 142 “Goodwill and Other Intangible Assets”). The Company determines the fair value of its reporting units by the application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, HickoryTech’s estimates of fair value may also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

The carrying value of HickoryTech’s goodwill is $25,239,000 as of September 30, 2007 and December 31, 2006.

The components of HickoryTech’s other intangible assets are as follows:

		September 30, 2007		December 31, 2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in Thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets
Customer relationships	1 - 8 years	$4,229	$2,218	$4,229	$1,504
Other intangibles	1 - 5 years	730	468	730	315
Total		$4,959	$2,686	$4,959	$1,819

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense relating to the definite-lived intangible assets for the three months ended September 30, 2007 and 2006 was $289,000 and $293,000, respectively. Amortization expense relating to the definite-lived intangible assets for the nine months ended September 30, 2007 and 2006 was $867,000 and $879,000, respectively. Total estimated amortization expense for the remaining three months of 2007 and the five years subsequent to 2007 is as follows: 2007 (October 1 through December 31) - $290,000; 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000; 2011 and 2012 - $0.

NOTE 7 – QUARTERLY SECTOR FINANCIAL SUMMARY

			Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended September 30, 2007
Revenue from unaffiliated customers	$18,647	$17,212	$—	$35,859
Intersegment revenues	116	152	(268)	—
Total operating revenues	18,763	17,364	(268)	35,859

Depreciation and amortization	3,616	916	11	4,543
Operating income/(loss)	3,972	1,689	(87)	5,574
Interest expense	(19)	—	(2,009)	(2,028)
Income taxes/(benefit)	1,585	684	(737)	1,532
Income/(loss) from continuing operations	2,376	1,026	(1,320)	2,082

Identifiable assets	153,074	57,895	8,906	219,875
Property, plant and equipment, net	116,746	34,575	160	151,481
Capital expenditures	3,345	1,928	80	5,353

			Corporate and	HickoryTech
	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended September 30, 2006
Revenue from unaffiliated customers	$18,698	$13,972	$—	$32,670
Intersegment revenues	58	—	(58)	—
Total operating revenues	18,756	13,972	(58)	32,670

Depreciation and amortization	3,781	732	15	4,528
Operating income/(loss)	3,633	680	(83)	4,230
Interest expense	(12)	—	(1,901)	(1,913)
Income taxes/(benefit)	1,448	274	(994)	728
Income/(loss) from continuing operations	2,174	403	(948)	1,629

Identifiable assets	157,617	57,420	10,318	225,355
Property, plant and equipment, net	120,982	31,828	80	152,890
Capital expenditures	5,300	1,240	(35)	6,505

			Corporate and	HickoryTech
(Dollars In Thousands)	Telecom	Enventis	Eliminations	Consolidated
Nine Months Ended September 30, 2007
Revenue from unaffiliated customers	$58,132	$60,256	$—	$118,388
Intersegment revenues	334	299	(633)	—
Total operating revenues	58,466	60,555	(633)	118,388

Depreciation and amortization	11,318	2,718	21	14,057
Operating income/(loss)	14,314	4,718	(738)	18,294
Interest expense	(54)	—	(6,187)	(6,241)
Income taxes/(benefit)	5,732	1,902	(2,486)	5,148
Income/(loss) from continuing operations	8,551	2,838	(4,285)	7,104

Identifiable assets	153,074	57,895	8,906	219,875
Property, plant and equipment, net	116,746	34,575	160	151,481
Capital expenditures	7,279	4,029	80	11,388

			Corporate and	HickoryTech
	Telecom	Enventis	Eliminations	Consolidated
Nine Months Ended September 30, 2006
Revenue from unaffiliated customers	$56,264	$43,234	$—	$99,498
Intersegment revenues	122	—	(122)	—
Total operating revenues	56,386	43,234	(122)	99,498

Depreciation and amortization	11,070	2,237	60	13,367
Operating income/(loss)	11,895	1,978	(1,022)	12,851
Interest (expense)/benefit	91	—	(5,483)	(5,392)
Income taxes/(benefit)	4,800	801	(2,782)	2,819
Income/(loss) from continuing operations	7,198	1,178	(3,627)	4,749

Identifiable assets	157,617	57,420	10,318	225,355
Property, plant and equipment, net	120,982	31,828	80	152,890
Capital expenditures	12,374	4,340	59	16,773

NOTE 8 - COMMITMENTS AND CONTINGENCIES

HickoryTech is involved in certain contractual disputes in the ordinary course of business. HickoryTech does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations or cash flows. HickoryTech did not experience any changes to material contractual obligations in the first nine months of 2007. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for the discussion relating to commitments and contingencies.

NOTE 9 – STOCK COMPENSATION

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete description of its stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

Share-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Options	ESPP	Options	ESPP	Options	ESPP	Options	ESPP
	2007	2007	2006	2006	2007	2007	2006	2006
Compensation expense	$21,000	$6,000	$38,000	$4,000	$63,000	$18,000	$116,000	$12,000
Tax	8,000		16,000		25,000		50,000
Net compensation expense	$13,000	$6,000	$22,000	$4,000	$38,000	$18,000	$66,000	$12,000

Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first nine months of 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2007 and 2006. Compensation expense for awards granted prior to 2006 is based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123. Compensation expense for awards granted in 2006 and subsequent periods is determined in accordance with the provisions of SFAS No. 123(R). Historical data is used to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

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

There were no stock option awards granted during the nine months ended September 30, 2007. In September 2006, Mr. John W. Finke, current Chief Executive Officer, received a one-time grant of 15,000 options associated with his acceptance of the Chief Executive Officer position. The Stock Award Plan provides for the issuance of stock options, however, no current compensation programs have options as a component. The weighted average grant date fair value for options granted in 2006 was $1.43.

As of September 30, 2007 there was $35,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of 2 years.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2007	515,884	$12.75
Granted	—	—
Exercised	—	—
Forfeited	(499)	10.76
Expired	(29,834)	11.43
Outstanding at September 30, 2007	485,551	$12.83
Exercisable at September 30, 2007	460,721	$13.02

The following table provides certain information with respect to stock options outstanding at September 30, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	8.9 years
$8.00 - $12.00	182,001	10.27	5.7 years
$12.00 - $16.00	230,050	13.87	3.3 years
$16.00 - $21.00	58,500	18.21	3.5 years
	485,551	$12.83	4.4 years

Aggregate intrinsic value:	$101,100

The following table provides certain information with respect to stock options exercisable at September 30, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	5,000	$6.95	8.9 years
$8.00 - $12.00	167,171	10.22	5.5 years
$12.00 - $16.00	230,050	13.87	3.3 years
$16.00 - $21.00	58,500	18.21	3.5 years
	460,721	$13.02	4.2 years

Aggregate intrinsic value:	$73,700

As of September 30, 2007, the following amount of shares, were available for each stock-based compensation plan:

Employee Stock Purchase Plan	486,208
Retainer Stock Plan for Directors	232,211
Non-Employee Directors’ Incentive Plan	190,000
Stock Award Plan	983,644

Shares issued under stock-based compensation plans are as follows:

	For Three Months Ended	For Nine Months Ended
	September 30, 2007	September 30, 2007
Retainer Stock Plans for Directors	1,664 shares	4,133 shares
market price/fair value at time of grant	$9.77	$7.86

Employee Stock Purchase Plan	13,792 shares	13,792 shares
market price/fair value at time of grant	$8.87	$8.87

Stock Award Plan	1,000 shares	37,044 shares
market price/fair value at time of grant	$9.22	$7.25

NOTE 10 – FINANCIAL DERIVATIVE INSTRUMENTS

HickoryTech uses financial derivative instruments to manage its overall exposure to fluctuations in interest rates. HickoryTech accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities”, which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

The Company utilizes interest-rate swap agreements that qualify as cash-flow hedges to manage its exposure to interest rate fluctuations on a portion of the Company’s variable-interest rate debt. In March 2007 the Company terminated its two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $940,000 were recognized as an offset to interest expense in the first, second and third quarters of 2007. The remaining proceeds will be recognized as an offset to interest expense over the remaining original term of the agreements, a period of nine months, ending in June 2008. Immediately following the termination of the two swap agreements discussed above, HickoryTech executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement. The fair value of HickoryTech’s derivatives at September 30, 2007 and December 31, 2006 is a net liability of $461,000 and a net asset of $2,489,000, respectively.

NOTE 11 – EMPLOYEE POST-RETIREMENT BENEFITS

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech accounts for these post-retirement benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$71	$81	$213	$243
Interest cost	114	107	342	321
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(3)	(3)	(9)	(9)
Recognized net actuarial loss	18	31	54	93
Net periodic benefit cost	$215	$231	$645	$693

September 30, 2007
Employer’s contributions for current premiums
Contributions made for the nine months ended September 30, 2007	$202
Expected contributions for remainder of 2007	68
Total estimated employer contributions for fiscal year 2007	$270

NOTE 12 - INCOME TAXES

The effective income tax rate from continuing operations of approximately 42.4% for the third quarter of 2007 and 37.2% for the third quarter of 2006 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits. The change in effective tax rate from 2006 to 2007 is the result of interest accrued on uncertain tax positions according to FASB Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, and a one time reversal of a tax reserve in 2006.

HickoryTech adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. As of the date of adoption, HickoryTech had approximately $7,414,000 of unrecognized tax benefits. Approximately $748,000 of the unrecognized tax benefits relate to a deferred tax asset that is fully reserved for financial reporting purposes. The unrecognized tax benefits in their entirety, if recognized, would affect the effective income tax rate in any future periods. As a result of adoption, the Company recognized a credit of approximately $62,000 in the January 1, 2007 retained earnings balance. There have been no significant changes to these amounts during the nine months ended September 30, 2007.

The Company recognizes interest and penalties related to income tax matters as income tax expense. As of the date of the adoption, the Company had $172,000 (net of tax) accrued for interest and nothing accrued for penalties related to tax matters. As of September 30, 2007, the Company has accrued $406,000 (net of tax) for interest related to unrecognized tax benefits.

The Company files consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, the Company is no longer subject to United States federal income tax examinations for the years prior to 2004 and is no longer subject to examinations by state tax authorities for the years prior to 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical fact, are forward-looking statements that are based on our current expectations, estimates and projections about the industry in which we operate and our beliefs and assumptions. Forward-looking statements may be identified by the use of terminology such as “may”, “will”, “believes”, “seeks”, “projects”, “expects”, “plans”, “intends”, “estimates”, “continues”, “should” or “anticipates” and similar expressions. Such forward-looking statements are subject to important risks and uncertainties that could cause our future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. The Cautionary Statement in Part 1 of our Annual Report on Form 10-K provides a comprehensive list of sources for risks and uncertainties, which may influence forward looking statements and is incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by federal securities law, we undertake no obligation to update any of its forward-looking statements for any reason.

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

The Enventis Sector operations are conducted through Enventis Telecom, Inc, which we acquired on December 30, 2005. Enventis provides integrated fiber network, internet protocol telephony and data services, through 1,500 route miles of fiber network serving more than 300 business customers in over 40 communities in the Upper Midwest. Enventis offers these services through two major product line offerings: Enterprise Network Services, which is a telecom equipment provision service, and Enterprise Transport Services, which is a fiber optic transmission service for wholesale and retail use by customers as well as our hosted IP telephony product.

Our consolidated revenues increased 9.8% and our income from continuing operations increased 27.8% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our consolidated revenues increased 19.0% and our income from continuing operations increased 49.6% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These substantial improvements in the results of operations were a function of improvements in both the Telecom and Enventis Sectors. Enventis Sector revenues increased 24.3% during the three months and 40.1% during the nine months ended September 30, 2007, and income more than doubled as compared to the same periods in the prior year. The Enventis Sector recorded acquisition integration costs of approximately $550,000 and $1,650,000 in the three and nine months ended September 30, 2006, respectively, which did not reoccur in 2007. While the Telecom Sector revenues remained stable in the third quarter of 2007, expense reductions enabled the Telecom Sector to post a 9.3% increase in operating income for that same period. The combination of a $1,890,000 recovery from a switched access dispute with a large interexchange carrier in the second quarter of 2007, as well as expense reductions, enabled the Telecom Sector to post a 20.3% increase in operating income in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Longer term, we expect local service and network access revenues in our Telecom Sector to continue to trend downward because of competition from CLECs, cable TV providers, voice over internet protocol, wireless telephone, other telephone competitors and due to reduced usage and pricing on the network access service we provide. We were largely successful in the nine months ended September 30, 2007 in offsetting this declining revenue with increased revenue from digital subscriber line (DSL) and digital TV customers. In addition, our network access revenues and Telecom margins were further impacted by a reduction in interstate network access rates that went into effect on July 1, 2007, as well as by the competitive voice services that were offered by the primary cable TV provider in Mankato, our largest market, in the third quarter of 2007. As a result, network access revenue declined 6.3% in the third quarter of 2007 compared to the third quarter of 2006. Accordingly, while we will continue to work to offset declining revenue with new services to our customers in the Telecom Sector, the trend toward decreasing profitability in this Sector may resume.

We believe that our Enventis Sector provides a platform for longer-term growth. Enventis revenues for 2006 represented a 14.1% increase over the unaudited Enventis revenues for 2005. The 2007 first quarter revenues for Enventis were 27.5% higher than those in the first quarter of 2006, the second quarter revenues were 66.3% higher than those in the second quarter of 2006 and the third quarter revenues were 24.3% higher than those in the third quarter of 2006. Enventis has provided profitable operations and recorded positive operating income in each of the seven quarters since its acquisition. The Enventis Enterprise Network Services product line is subject to cyclical highs and lows depending on customer demand. Enterprise Transport Services contains more of a recurring revenue stream and is supported by long-term contracts. Both the Enterprise Network Service and the Enterprise Transport Service product lines have shown excellent growth characteristics.

SECTOR RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

TELECOM – The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues before intersegment eliminations:

Revenues
Local Service	$4,247	$4,550	$12,922	$13,721
Network Access	7,086	7,562	23,823	22,318
Long Distance	1,248	1,252	3,877	3,654
Data	1,781	1,645	5,172	4,521
Internet	1,164	1,072	3,420	3,355
Digital TV	581	386	1,606	990
Directory	1,037	939	2,821	2,736
Message Processing & Billing	661	482	1,864	1,705
Intersegment	116	58	334	122
Other	842	810	2,627	3,264
Total telecom revenues	$18,763	$18,756	$58,466	$56,386

Total Telecom revenues before intersegment eliminations:
Unaffiliated customers	$18,647	$18,698	$58,132	$56,264
Intersegment	116	58	334	122
	18,763	18,756	58,466	56,386

Cost of services (excluding depreciation and amortization)	7,794	7,818	22,807	23,555
Selling, general, and administrative expenses (excluding depreciation and amortization)	3,381	3,524	10,027	9,866
Depreciation and amortization	3,616	3,781	11,318	11,070

Operating income	$3,972	$3,633	$14,314	$11,895
Net income	$2,376	$2,174	$8,551	$7,198

Capital expenditures	$3,345	$5,300	$7,279	$12,374

Key metrics
Access lines	66,290	68,829
Long distance customers	41,259	40,959
Internet customers	20,911	19,678
Digital Subscriber Line customers	17,250	15,076
Digital TV customers	5,706	4,254

Revenues

Telecom Sector operating revenues before intersegment eliminations were $18,763,000, which is $7,000 or 0.04% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and were $58,466,000, which is 2,080,000 or 3.7% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to increases in network access, data, digital TV and long distance, offset by decreases in local service and other revenues. Without the non-recurring settlement of a switched access dispute with a large interexchange carrier (see below), which increased revenues by $1,890,000 in the second quarter of 2007, revenues in the nine months ended September 30, 2007 would have only increased by 0.3% compared to the revenues in the nine months ended September 30, 2006.

Local service revenue was $4,247,000, which is $303,000 or 6.7% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Local service revenue was $12,922,000, which is $799,000 or 5.8% lower in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in both periods was primarily due to a 2,539 or 3.7% decrease in access lines from September 30, 2006 to September 30, 2007. Also contributing to the decrease in local service revenues is a decline in reciprocal compensation received from wireless carriers under contract using minute-of-use pricing. Many of these contracts and their associated pricing were renegotiated in the first nine months of 2007. A higher degree of competition from ILECs, CLECs and cable TV providers serving in our markets and from wireless substitution, could impact our local service revenue in future periods.

Network access revenue was $7,086,000, which is $476,000 or 6.3% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease was primarily due to lower interstate network access rates that went into effect on July 1, 2007 and lower minutes of use (MOU). Network access revenue was $23,823,000, which is $1,505,000 or 6.7% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Despite the lower interstate network access rates mentioned above and lower MOUs, network access revenue increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the settlement of a switched access dispute with a large interexchange carrier, which resulted in a non-recurring increase in revenue of $1,890,000 in the second quarter of 2007. A combination of MOUs, carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenues. In addition, future federal or state access reform may provide further negative influences. As a result of FCC regulations, we receive federally administered universal service support, which represented approximately 2.3% of our total revenues for the first nine months of 2007. Network access revenues are based on tariff rates filed with federal and state regulatory authorities.

Long distance revenue was $1,248,000, which is $4,000 or 0.3% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Despite a 300 or 0.7% increase in the customer base at September 30, 2007 compared to September 30, 2006 and higher MOUs, revenue was lower due to a higher number of customers subscribing to lower rate per-minute plans in the current period. Long distance revenue was $3,877,000, which is $223,000 or 6.1% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to an increase in MOUs and an increase in the long distance customer base mentioned above.

Data revenue was $1,781,000, which is $136,000 or 8.3% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $5,172,000, which is $651,000 or 14.4% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was primarily due to a $133,000 increase in the three month period and a $383,000 increase in the nine month period of Ethernet services to business customers. We believe that Ethernet service revenues will continue to provide growth opportunities. Expanded networking opportunities among medium and large enterprise customers are key drivers for this growth. Also contributing to the growth in data revenue was an increase in DSL customers of 2,174 or 14.4% between September 30, 2007 and September 30, 2006.

Internet revenue was $1,164,000, which is $92,000 or 8.6% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $3,420,000, which is $65,000 or 1.9% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was primarily due to an increase in Internet customers of 1,233 or 6.3% between September 30, 2007 and September 30, 2006.

Digital TV revenue was $581,000, which is $195,000 or 50.5% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and $1,606,000, which is $616,000 or 62.2% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily the result of the offering of digital TV in three additional communities in 2006 and two additional communities in 2007, which resulted in a 1,452 or 34.1% increase in digital TV customers at September 30, 2007 compared to September 30, 2006. Also contributing to the increase in digital TV revenue was an increase in rates charged to customers of approximately 5.0%, which went into effect in April 2007.

Directory revenue was $1,037,000, which is $98,000 or 10.4% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $2,821,000, which is $85,000 or 3.1% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was the result of increased sales of yellow-page advertising in the Company directories, which went into effect in the beginning of the third quarter of 2007.

Message processing and billing revenue was $661,000, which is $179,000 or 37.1% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $1,864,000, which is $159,000 or 9.3% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was primarily due to the recognition of $96,000 and $285,000 of non-recurring license fee revenue in the three and nine month periods ended September 30, 2007, compared to the three and nine month periods ended September 30, 2006, respectively. The increase in revenue in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was offset by a rate decrease negotiated with a carrier access billing processing customer, which resulted in reduced revenues from that customer.

Other revenue, consisting primarily of revenues from cable network services, sales of Customer Premise Equipment (CPE), circuit private lines, maintenance, and add, moves and changes was $842,000, which is $32,000 or 4.0% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to an increase in contract service revenues of $85,000, partially offset by the loss of $73,000 from Project SOCRATES. Until June 2006, HickoryTech had been providing Internet access and video conferencing for Project SOCRATES, which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. HickoryTech’s contract with Project SOCRATES ended on June 30, 2006, although HickoryTech did provide some services for Project SOCRATES in the third quarter of 2006 as they transitioned to their new vendor.

Other revenue was $2,627,000, which is $637,000 or 19.5% lower in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease was primarily due to the loss of $766,000 from Project SOCRATES (see above), partially offset by an increase in contract service revenues of $116,000.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,794,000, which is $24,000 or 0.3% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $22,807,000, which is $748,000 or 3.2% lower in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to a $568,000 decrease in professional fees due to lower fees associated with the conversion of the Company’s enterprise resource planning software and provisioning software, a $551,000 decrease in contract labor largely due to the retirement of mainframe computer functions in the National Independent Billing, Inc. business in 2006 and the settlement of a switched access dispute with a large interexchange carrier in the second quarter of 2007, which resulted in the reversal of bad debt expense of $325,000. The above decrease was offset by a $562,000 increase in programming expense to support the increase in digital TV services and a $374,000 increase in wages and benefits, which was the result of fewer dollars being capitalized in 2007 than in 2006 in connection with the enhancement of the Company’s network infrastructure.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization)

Telecom Sector selling, general and administrative expenses (excluding depreciation and amortization) were $3,381,000, which is $143,000 or 4.1% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease was primarily due to a $198,000 decrease in costs used to support CPE sales. Telecom Sector selling, general and administrative expenses (excluding depreciation and amortization) were $10,027,000, which is $161,000 or 1.6% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Depreciation and Amortization

Telecom Sector depreciation and amortization were $3,616,000, which is $165,000 or 4.4% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Telecom Sector depreciation was $3,589,000, which is $162,000 or 4.3% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This trend is dependent on the net level of capital assets placed in service and retirements on a quarter by quarter basis. Telecom Sector amortization was $27,000, which is $3,000 or 10.0% lower in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Telecom Sector depreciation and amortization were $11,318,000, which is $248,000 or 2.2% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Telecom Sector depreciation was $11,238,000, which is $259,000 or 2.4% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to an increase in fixed asset spending in 2006. Telecom Sector amortization was $80,000, which is $11,000 or 12.1% lower in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Operating Income

Telecom Sector operating income was $3,972,000, which is $339,000 or 9.3% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due to the $165,000 decrease in depreciation and amortization; the $143,000 decrease in selling, general and administrative expenses (excluding depreciation and amortization); the $24,000 decrease in cost of services (excluding depreciation and amortization) and the $7,000 increase in revenues, all of which are discussed above.

Telecom Sector operating income was $14,314,000, which is a $2,419,000 or 20.3% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due to the $2,080,000 increase in revenues, the $748,000 decrease in costs of services (excluding depreciation and amortization) and the $11,000 decrease in amortization, offset by the $259,000 increase in depreciation and the $161,000 increase in selling, general and administrative expenses (excluding depreciation and amortization), all of which are described above.

Net Income

Telecom Sector net income from operations was $2,376,000, which is $202,000 or 9.3% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and $8,551,000, which is $1,353,000 or 18.8% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to the increase in operating income mentioned above, offset by the change in taxes.

ENVENTIS – The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues before intersegment eliminations:
Enterprise Network Services	$12,076	$9,741	$45,221	$30,916
Enterprise Transport Services	5,136	4,231	15,035	12,318
Intersegment	152	—	299	—
	$17,364	$13,972	$60,555	$43,234

Total Enventis revenues before intersegment eliminations:
Unaffiliated customers	$17,212	$13,972	$60,256	$43,234
Intersegment	152	—	299	—
	17,364	13,972	60,555	43,234

Cost of sales	8,705	7,183	35,578	23,322
Cost of services (excluding depreciation and amortization)	3,578	3,320	10,562	8,939
Selling, general and administrative expenses, (excluding depreciation and amortization)	2,476	2,057	6,979	6,758
Depreciation and amortization	916	732	2,718	2,237

Operating income	$1,689	$680	$4,718	$1,978
Net income	$1,026	$403	$2,838	$1,178

Capital expenditures	$1,928	$1,240	$4,029	$4,340

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended September 30,				Nine Months Ended September 30,
	Network Services		Transport Services		Network Services		Transport Services
(Dollars in Thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Revenues before intersegment eliminations:
Revenues	$12,076	$9,741	$5,136	$4,231	$45,221	$30,916	$15,035	$12,318
Intersegment	—	—	152	—	—	—	299	—
	12,076	9,741	5,288	4,231	45,221	30,916	15,334	12,318

Cost of sales	$8,481	$7,183	$224	$—	$35,345	$23,252	$233	$70
Cost of services (excluding depreciation and amortization)	1,074	891	2,504	2,429	3,254	2,496	7,308	6,443
Selling, general and administrative expenses, (excluding depreciation and amortization)	1,374	1,169	1,102	888	3,643	3,646	3,336	3,112
Depreciation and amortization	128	73	788	659	376	246	2,342	1,991

Operating income	$1,019	$425	$670	$255	$2,603	$1,276	$2,115	$702
Net income	$614	$251	$412	$152	$1,561	$758	$1,277	$420

Capital expenditures	$438	$60	$1,490	$1,180	$518	$210	$3,511	$4,130

Revenues:

Enventis Sector operating revenues before intersegment eliminations were $17,364,000, which is $3,392,000 or 24.3% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Enventis Sector operating revenues before intersegment eliminations were $60,555,000, which is $17,321,000 or 40.1% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was primarily due to the increase in revenues in the Enterprise Network Services product line.

Enterprise Network Services revenues were $12,076,000, which is $2,335,000 or 24.0% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was largely the result of revenue recognized from a large equipment installation contract with a customer of approximately $5,500,000. Enterprise Network Services revenues were $45,221,000, which is $14,305,000 or 46.3% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was largely the result of revenue recognized from a large equipment installation contract with a customer of approximately $12,100,000 and revenue recognized from a maintenance contract of approximately $1,400,000 with another customer.

Enterprise Transport Services revenues were $5,136,000, which is $905,000 or 21.4% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to increases in wholesale business revenues (services provided to other communications carriers) of $808,000 and the Encompass line of business of $134,000. Enterprise Transport Services revenues were $15,035,000, which is $2,717,000 or 22.1% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to increases in wholesale business revenues of $1,692,000 and the Encompass line of business of $382,000. Also contributing to the increase in revenues were one-time gains associated with the early termination of several customer contracts of $264,000.

Cost of Sales

Enventis Sector cost of sales was $8,705,000, which is $1,522,000 or 21.2% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Enventis Sector cost of sales was $35,578,000, which is $12,256,000 or 52.6% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increases in both periods were primarily due to the costs incurred to support the increased revenue in the Enterprise Network Services product line. These costs are primarily equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $3,578,000, which is $258,000 or 7.8% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to a $180,000 increase in circuit expenses associated with an increase in off-net revenues and a $108,000 increase in professional fees due to external project management consulting. Offsetting the increase in cost of services was a decrease of $63,000 in bad debt expense associated with the collection of several previously written-off customer accounts and a lower amount of bad debt accruals in the third quarter of 2007.

Enventis Sector cost of services (excluding depreciation and amortization) was $10,562,000, which is $1,623,000 or 18.2% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to an $871,000 increase in circuit expenses associated with an increase in off-net revenues and an $847,000 increase in wages and benefits due to increased staffing. Offsetting the increase in cost of services was a decrease of $348,000 in bad debt expense associated with the collection of several previously written-off customer accounts and a lower amount of bad debt accruals in 2007.

Selling, General and Administrative Expenses (excluding Depreciation and Amortization)

Enventis Sector selling, general and administrative expenses (excluding depreciation and amortization) were $2,476,000, which is $419,000 or 20.4% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to a $238,000 increase in corporate expense allocations and a $153,000 increase in commissions paid as a result of the increase in business activity.

Enventis Sector selling, general and administrative expenses (excluding depreciation and amortization) were $6,979,000, which is $221,000 or 3.3% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to a $710,000 increase in corporate expense allocations, a $307,000 increase in commissions paid as a result of the increase in business activity and a $157,000 increase in computer expenses. Offsetting the increase in selling, general and administrative expenses was a $992,000 decrease in wages and benefits which was largely the result of a decrease in retention payments made to certain employees.

The Enventis Sector recorded acquisition integration costs of approximately $550,000 and $1,650,000 in the three and nine months ended September 30, 2006, respectively, which did not reoccur in 2007. Without these one-time costs, Enventis Sector selling, general and administrative expenses (excluding depreciation and amortization) would have increased 64.3% and 36.6% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This substantial increase in costs was used to support the higher activity levels of the Enventis Sector operations in 2007.

Depreciation and Amortization

Enventis Sector depreciation and amortization were $916,000, which is $184,000 or 25.1% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Enventis Sector depreciation was $654,000, which is $186,000 or 39.7% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to the increase in assets placed in service in 2006 and 2007. Enventis Sector amortization was $262,000 in the three months ended September 30, 2007 and 2006.

Enventis Sector depreciation and amortization were $2,718,000, which is $481,000 or 21.5% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Enventis Sector depreciation was $1,931,000, which is $482,000 or 33.3% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to the increase in assets placed in service in 2006 and 2007. Enventis Sector amortization was $787,000 in the nine months ended September 30, 2007 and 2006.

Operating Income

Enventis Sector operating income was $1,689,000, which is $1,009,000 or 148.4% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $4,718,000, which is $2,740,000 or 138.5% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was due to the increase in revenues, offset by the increases in cost of sales, cost of services (excluding depreciation and amortization), selling, general and administrative expenses (excluding depreciation and amortization) and depreciation, all of which are described above.

Net Income

Enventis Sector net income was $1,026,000, which is $623,000 or 154.6% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $2,838,000, which is $1,660,000 or 140.9% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to the increase in operating income mentioned above, offset by the change in taxes.

INTEREST EXPENSE:

Consolidated interest expense was $2,028,000, which is $115,000 or 6.0% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $6,241,000, which is $849,000 or 15.8% higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These increases were primarily due to lower cooperative dividends received in 2007 from one of the Company’s participating lenders. Cooperative dividends are accounted for as an offset to interest expense when earned. In addition, the Company’s effective interest rate is also higher in 2007 than 2006. The previously mentioned reasons offset the fact that the Company’s outstanding debt balance is lower in 2007 than 2006.

The outstanding balance of the revolving credit facility was $128,725,000 at September 30, 2007 and $142,700,000 at December 31, 2006. The interest expense level of future quarters, while not affected by the receivable change, is expected to remain at approximately the same level experienced in the second and third quarters of 2007 due to the new interest rate swap agreements initiated in March 2007. The average effective interest rate on outstanding debt was 5.92% for the three months ended September 30, 2007 compared to 5.42% for the three months ended September 30, 2006.

INCOME TAXES

The effective income tax rate from continuing operations of approximately 42.4% for the third quarter of 2007 and 37.2% for the third quarter of 2006 exceeds the federal statutory rate primarily due to state income taxes and interest expense accrued on unrecognized tax benefits. The change in the effective tax rate from 2006 to 2007 is the result of interest accrued on uncertain tax positions according to FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, and a one time reversal of a tax reserve in 2006.

CONSOLIDATED INCOME FROM CONTINUING OPERATIONS

Consolidated income from continuing operations was $2,082,000, which is $453,000 or 27.8% higher in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and was $7,104,000, which is $2,355,000 or 49.6% higher in the nine month ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in both periods was primarily due to the increase in overall Company profitability, offset by the increase in income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash generated from operations was $29,677,000 in the first nine months of 2007 compared to $14,929,000 in the first nine months of 2006. Cash provided by operations in the first nine months of 2007 was primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $14,057,000. Also contributing to the increase in cash generated from operations was a decrease in inventory on hand within the Enventis sector of $4,916,000, offset by an increase in the Telecom sector inventory of $920,000 due to seasonal projects.

Cash generated from operations in the first nine months of 2006 was $14,748,000 lower than the cash generated from operations in 2007. Contributing to this decrease in cash provided by operations was an increase in inventory of $5,384,000 due to seasonal construction projects in the Telecom sector combined with increased projects in process in the Enventis sector. Also contributing to the decrease in cash provided by operations were increased outstanding accounts receivable balances in the Enventis sector as a result of the increased sales activity. The decrease in cash provided by operations was partially offset by a decrease of $3,529,000 in prepaid inventory acquired in the Enventis acquisition.

Cash used in investing activities was $11,288,000 in the first nine months of 2007 compared to $16,590,000 in the first nine months of 2006. We experienced a decrease of $5,385,000 in capital spending, which was primarily related to reduced expenditures in our network enhancement program, which is nearly complete and a concentrated effort to focus spending on revenue generating products, services and key strategic initiatives.

Cash used in financing activities in the first nine months of 2007 was $15,868,000 compared to cash provided by financing activities during the first nine months of 2006 of $1,574,000. This is primarily due to continual efforts to reduce borrowings under our long-term credit facility. The total long-term credit facility balance bas been reduced by $13,975,000 in 2007 and now totals $128,725,000 as of September 30, 2007. Also contributing to the change in net cash used in financing activities was the receipt of proceeds of $1,936,000 relating to the termination of two outstanding interest-rate swap agreements and an increase in short-term financing of $2,422,000, which was offset by the payment of dividends totaling $4,764,000.

WORKING CAPITAL

Working capital (i.e. current assets minus current liabilities) was $6,498,000 as of September 30, 2007, compared to working capital of $7,731,000 as of December 31, 2006. The ratio of current assets to current liabilities was 1.2 to 1.0 as of September 30, 2007 and 1.3 to 1.0 as of December 31, 2006.

SHORT-TERM FINANCING ARRANGEMENT

Enventis has a $13,000,000 credit facility with a financing company to purchase inventories from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of the principal indebtedness by Hickory Tech Corporation. The credit facility provides sixty-day payment terms without interest accrual for working capital and can be terminated at any time by either party. Borrowings outstanding under the credit facility were $10,141,000 and $7,719,000 at September 30, 2007 and December 31, 2006, respectively. These balances are classified as current liabilities in the accompanying Balance Sheet and are not considered part of the Company’s debt financing.

LONG-TERM OBLIGATIONS

Long-term obligations as of September 30, 2007 were $127,722,000 excluding current maturities of $1,300,000 on debt and $287,000 on capital leases. On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently amortized to a $158,700,000 facility as of December 31, 2006), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $108,075,000 as of September 30, 2007 and is held in varying amounts by three of the lenders in the syndicate (US Bank, GE Commercial Distribution Finance Corporation and CoBank). Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from September 30, 2007 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,650,000 as of September 30, 2007 and is held entirely by Rural Telephone Finance Cooperative (RTFC). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from September 30, 2007 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $1,000,000 as of September 30, 2007.

For all components of the total credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or RTFC rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, which are not publicly available and change from time to time. The applicable margin for the revolving credit facility, term loan B and term loan C will be determined quarterly, based on our leverage ratio. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility and is payable quarterly. The credit facility requires us to enter into or maintain in effect, interest rate protection agreements on at least 50% of the facility’s outstanding balance in order to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans and have implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms.

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

Our Telecom Sector leases certain computer equipment under capital lease arrangements. During the three months ended September 30, 2007 and 2006, this Sector recorded additions to property, plant and equipment of $490,000 and $162,000, respectively, related to these capital lease arrangements.

COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2007. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for the discussion relating to commitments and contingencies.

OTHER

The Company has not conducted a public equity offering and operates with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures and debt service requirements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations stated in this Quarterly Report on Form 10-Q are based on HickoryTech’s consolidated financial statements, which have been prepared in accordance with GAAP and where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that the application of the accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies that we adhere to is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $940,000 were recognized as an offset to interest expense in the first nine months of 2007. The unrecognized portion of the proceeds is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized as an offset to interest expense over the remaining original term of the agreement (nine months ending in June 2008). Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2007 our interest expense would have increased $103,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine litigation incidental to our business, including the item listed below, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

HickoryTech is investigating a potential civil dispute being discussed with a municipality regarding contract payments from HickoryTech to the municipality in support of the Company’s CLEC product line. No formal dispute or claim has been filed to-date.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors”, of  our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Dated: October 30, 2007	HICKORY TECH CORPORATION

	By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer