Form 10-K
period 2007-12-31
HICKORY TECH CORP
filed 2008-02-29
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2007

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 0-13721

HICKORY TECH CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1524393
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

221 East Hickory Street

P.O. Box 3248

Mankato, MN  56002-3248

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 326-5789

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, a non-accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer      ☒ Accelerated filer     ☐ Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of February 22, 2008 was 13,294,027. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2007 was $113,996,847 based on the closing sale price of $9.10 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

Cautionary Statement with respect to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2007 Annual Report on Form 10-K (“Report”) and other documents filed by HickoryTech Corporation under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors” on pages 14 to 24.

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by HickoryTech and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

“HickoryTech” or the “Company” refers to Hickory Tech Corporation alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “our,” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

HickoryTech is a diversified communications company headquartered in Mankato, Minnesota that leverages over 110 years of experience in the local telephone exchange business. We operate in two principal business segments: the Telecom Sector and the Enventis Sector.

The Telecom Sector is comprised of two service and product lines. The first service and product line is the operation of three local telephone companies or incumbent local exchange carriers (“ILECs”) and the operation of one telephone company that is a competitive local exchange carrier (“CLEC”). Our original business, which was formed in 1898, consisted of the operation of a single ILEC. In 1985, we formed HickoryTech Corporation as a holding company for our then current ILECs and to serve as a platform to expand our business. In 1998, we formed the CLEC, which provides the competitive services of long distance, high-speed Internet access (“DSL”) and digital TV. The second service and product line consists of data processing services, which are sold to the telecommunications industry and are provided through National Independent Billing, Inc., which is a subsidiary of HickoryTech. Prior to 2006, operating results for NIBI had been reported in the Information Solutions Sector, but have been recast to be included in the Telecom Sector to consolidate our reporting for similar operations for all years presented. The primary internal user of NIBI services are the ILECs and CLEC we operate in the Telecom Sector. NIBI activities are of strategic value to HickoryTech, primarily because of the support services it provides to these captive telephone companies. The goals and objectives, and the way that the NIBI product line is run, are closely aligned with those of the Telecom Sector.

We started the operations of our second business segment, the Enventis Sector, when we purchased Enventis on December 30, 2005. Enventis is currently a subsidiary of HickoryTech and is a Minnesota-based regional provider of integrated fiber network, Internet protocol telephony and data services, with 1,500 route miles of fiber network serving business customers in the Upper Midwest. Enventis had formerly been a wholly owned subsidiary of another public corporation.

In December 2006, we sold what had been a third business segment (Enterprise Solutions), which provided telephone, data and Internet protocol equipment sales and service. All financial statements and schedules have been restated to reflect Enterprise Solutions operations as discontinued operations.

Our operations are currently conducted through the following seven subsidiaries:

Telecom Sector

•      Mankato Citizens Telephone Company (“MCTC”)

•      Mid-Communications, Inc. (“Mid-Com”)

•      Heartland Telecommunications Company of Iowa, Inc. (“Heartland”)

•      Cable Network, Inc. (“CNI”)

•      Crystal Communications, Inc. (“Crystal”)

•      National Independent Billing, Inc. (“NIBI”)

Enventis Sector

•      Enventis Telecom, Inc. (“Enventis”)

Our Strategy

Our core strategy focuses on the offering of integrated communication solutions to businesses and consumers. As we sell integrated bundles of services to our customers, we increase market share, provide additional value and increase customer loyalty.

Our consumer strategy, focused on residential customers, is to market competitive multi-service bundles, which include: DSL, high speed Internet, digital TV, local phone service, long distance and home networking services. We utilize value added services, such as speed, content and features, to differentiate our services in the marketplace. In addition, we intend to provide outstanding customer care in order to win new customers and maintain existing customers. We intend to use the following tactics to achieve this strategy:

•      Leverage the HickoryTech brand and its strong reputation in legacy markets to deliver residential solutions,

•      Maximize our return in each market we serve by promoting a competitive, multi-service bundle to offer value, competitive pricing, create loyalty and retain customers,

•      Increase our digital TV market share by striving to offer customers a competitive entertainment service including customer value added services and flexible channel line-ups, and

•      Grow our home networking service in an effort to “own the home” and provide complete communication services to our residential customers.

Our business-to-business strategies focus on supporting the business customers, ranging from small to large enterprise-sized business. We will offer integrated communication solutions which include Internet protocol telephony, transport, data and network integration services that combine voice and data into a single platform. We intend to differentiate our service offerings by providing our business customers with a fully integrated communications solution that blends our hosted solutions with customer-owned systems.  In addition, we will strive to provide unparalleled customer service as a differentiator and we will leverage our Internet protocol expertise both in the metro and out-state areas of Minnesota. We intend to use the following tactics to achieve this strategy:

•      Build the Enventis brand to become the regional leader in providing integrated business communication solutions outside of our legacy markets. Leverage the HickoryTech brand and its strong reputation to serve customers within our legacy markets,

•      Develop additional service offerings to increase our product portfolio and meet our customers’ growing communications needs,

•      Focus on cross selling all services to existing customers in an effort to maximize our relationship and provide complete solutions,

•      Expand business services to targeted new markets along our fiber network,

•      Further develop our unified communications product, and

•      Leverage our Ethernet service offering and focus on local area network, multi-point sales.

Our wholesale customer strategy focuses on regional and national wireline and wireless carriers, LEC’s, Internet service providers and data service providers. We intend to leverage our fiber network and provide competitive transport solutions within Minnesota and reaching into Wisconsin, Iowa, North Dakota and South Dakota. We intend to differentiate our service by utilizing a consultative approach in developing innovative and flexible solutions to deliver the best overall value. We intend to leverage our core optical/Internet protocol expertise to deliver and support fully integrated solutions that meet or exceed customer expectations. We intend to use the following tactics to support our wholesale strategy:

•      Build the Enventis brand to become the regional leader in providing wholesale solutions,

•      Leverage the dense wavelength division multiplexing overlay, multi-protocol label switching overlay and Ethernet capabilities to lead the market with advanced high bandwidth capabilities and services,

•      Focus on key wholesale growth verticals such as the wireless sector, data centers, and data local exchange carriers, where we are well positioned to succeed in putting key sites on-net and aggregating out-state connections,

•      Focus on the cross-selling of additional services to existing customers in an effort to maximize our relationship and provide those customers with broader solutions, and

•      Look for opportunities to increase our carrier interconnections to on-net buildings, central offices and data centers.

Our Information Solution’s strategies focus on the support and marketing of SuiteSolution®, which is our branded customer care and billing solution, to the telecommunications industry serving CLECs, LECs, interexchange carriers, wireless and Internet protocol providers, and resellers. Additionally, the Information Solutions division provides internal information technology support across all divisions, enabling us to meet our customer’s technology and billing needs.

Industry Segments

We report the business operations of our three ILECs and CLEC and their associated services along with our data processing (NIBI) services as a single segment that we refer to as the Telecom Sector. The second business segment, Enventis, includes predominately business-to-business operations generally outside of the Telecom Sector service area. The results of operations of the Enterprise Solutions Sector are reported as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

Telecom Sector

Our Telecom Sector provides local exchange wireline telephone service, long distance, DSL, digital TV services and owns and operates fiber optic cable facilities. This sector includes three ILEC’s (MCTC, Mid-Com and Heartland). MCTC and Mid-Com provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa. In total, there are twenty-three ILEC exchanges within the Telecom Sector. The Telecom Sector also includes Crystal, a CLEC that provides local telephone service, long distance, DSL and digital TV on a competitive basis. NIBI, which is also part of the Telecom Sector, provides data processing and related services, principally for our affiliated ILECs and CLEC, as well as for other local exchange telephone companies, CLEC’s, interexchange network carriers, wireless companies and cable TV providers.

We also own and operate fiber optic cable facilities in Minnesota in both our Telecom and Enventis Sectors. These facilities are used to transport interexchange communications as a service to telephone industry customers. Our Minnesota ILEC’s and CLEC are the primary users of these fiber optic cable facilities in the Telecom Sector. None of the remaining companies in the Telecom Sector experienced major changes in operations during 2007 or 2006, other than the cumulative effect of repeated periodic declines in network access revenue and the gradual erosion of access lines in service, which has reduced the profitability of this Sector. However, the expansion and growth of DSL and broadband services has helped to offset this profitability decline.

The ILEC’s

MCTC derives its principal revenue and income from local services charged to subscribers in its service area, access services charged to interexchange carriers such as AT&T and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenue and income for Mid-Com are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. Heartland derives its principal revenue and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of our ILEC subsidiaries by connecting the communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end users through its switched networks or private lines. Network access revenue accounted for 19.7%, 22.5% and 42.8% of our total revenue in 2007, 2006 and 2005, respectively. The lower percentages in 2007 and 2006 are primarily due to the Enventis acquisition and subsequent operations growth. Without the Enventis Sector, access revenue would have accounted for 40.2% and 39.8% of the total revenue for HickoryTech in 2007 and 2006, respectively.

As local exchange telephone companies, MCTC, Mid-Com and Heartland provide end office switching and dedicated circuits to long-distance interexchange carriers. These relationships allow our telephone subscribers to place long-distance telephone calls to the telephone network. We provide interexchange access to our network for interexchange carriers to conduct long-distance business with individual customers who select a long-distance carrier and for termination of calls to all customers. This interexchange access business is separate and distinct from our own long-distance retail business, which is operated through Crystal. The long-distance interexchange carriers are significant customers of ours, but no carrier represents more than ten percent of our consolidated revenue.

Our ILECs compete with companies that offer private lines to our potential customers in lieu of our switched voice services and with data services in or adjacent to the territories we serve that permit potential customers to bypass local telephone switching facilities. Additionally, services provided by other companies utilizing various Internet, wireline or wireless technologies permit bypass of the local exchange network. Cable TV companies also provide Internet, DSL and voice services in our markets. These alternatives to the local exchange service represent a potential threat to our long-term ability to provide local exchange service at economical rates.

Competition exists for some of the services we provide to interexchange carriers, such as dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers who redirect the services provided by us to their own network or other networks. The provision of these services is primarily month-to-month service ordered from a general tariff, which is a schedule of terms, rates and conditions which are approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services. As interexchange carriers make these service decisions, they have the potential to reduce our revenue in the Telecom Sector. Other services, such as the provision of broadband, long distance, directory advertising, end user equipment and customer billing services are open to competition.

Specific competition exists in several of our ILEC service areas. A municipality has overbuilt Heartland’s network in one community in Iowa and now serves over half of that market. Additionally, cable TV providers are offering voice, Internet and cable TV services in several Heartland, Mid-Com, MCTC and Crystal communities. Our ILECs and CLEC are also periodically engaged in negotiations or renegotiations of arrangements for network interconnections and potential unit price declines with other wireline carriers and various wireless service providers. Although competition from these various sources may result in reduced revenue, we cannot, at this time, estimate the potential impact related to these events or negotiations

CLEC

Crystal began operations in January of 1998 as a CLEC. Crystal offers local telephone service, long-distance, DSL and digital TV on a competitive basis to customers in Southern Minnesota and Iowa and also connects communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end users. Crystal has customers in ten rural communities, encompassing eight exchanges in Minnesota and three communities encompassing two exchanges in Iowa that are not in the geographies of our ILEC service areas. In addition to these telephone services, Crystal provides long distance service, DSL and digital TV service in eleven communities, including communities served by some of our ILECs. The communities in which Crystal provides digital TV services include St. Peter (initiated in 2001); Waseca (since 2004); New Richland, Ellendale and St. Clair (since 2005); Faribault, Lake Crystal and Eagle Lake (since 2006); and Janesville, North Mankato and Mankato (since 2007), all of which are communities where we provide telephone service either as an ILEC or CLEC.

Crystal is not dependent upon any single customer or small group of customers. No single customer in Crystal accounts for ten percent or more of HickoryTech’s consolidated revenue.

NIBI

NIBI’s principal activity is the provision of monthly batch processing of computerized data. Services for our telephone company customers include the processing of long distance telephone calls from data sources and telephone switches, the preparation of subscriber telephone bills, customer record keeping and carrier access bills. There are a number of companies engaged in supplying data processing services comparable to those furnished by NIBI. Competition is based primarily on price and service. NIBI has developed an integrated billing and management system called SuiteSolution®. SuiteSolution® can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution® is comparable in the majority of functional elements to similar products/companies providing end user billing services for small to medium-size independent wireline and wireless service providers in North America. Certain features and functionality of SuiteSolution®, which are based on “Request for Proposal” responses, are more highly rated than competing products, while other features and functionality may not be as highly rated as competing products. NIBI counts approximately 20 companies as its primary competitors in marketing to small to medium-size independent wireline and wireless service providers in North America. SuiteSolution® does not utilize unique patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

Enventis Sector

We acquired Enventis on December 30, 2005. Through Enventis, we provide integrated data services, offering fiber optic-based communication and advanced data services to business communities in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g. interexchange carriers, retail, health care, government and education customers, etc.). Other local fiber rings connect the Enventis network to the local telephone enterprise’s central offices. This allows Enventis to utilize the telephone company’s connections to access its smaller clients. Enventis serves customers through interconnections that are primarily leased from third parties (commonly referred to as “the last mile”). Enventis, through its equipment revenue product line, has business relationships with Cisco Systems, Inc. and is recognized by Cisco as a Gold Partner. The relationship with Cisco Systems, Inc. is a strategic partnership of Cisco (as the supplier) and Enventis (as the distributor). Enventis is a regional leader in deploying leading edge technologies such as Internet protocol call centers. Enventis provides converged Internet protocol services that allow all communications (e.g. voice, video and data) to use the same fiber optic-based delivery technology. Enventis has Minnesota offices located in Plymouth, Duluth and Rochester.

Enventis’ product portfolio includes Encompass Unified Communications, which serves small-to-medium-sized businesses. Encompass is a hosted or managed Internet protocol communications service including local and long distance voice; business Internet protocol telephony via a hosted Internet protocol private branch exchange; unified messaging (a single inbox for voicemail,
e-mail, and fax), and dedicated Internet access. Encompass leverages voice over Internet protocol or Internet protocol telephony over a private connection, which minimizes upfront capital investment and information technology management overhead. Voice over Internet protocol enables advanced functionality, voice interoperability with personal computers and scalability. Enventis has been granted authority to operate from the public utility commissions in Minnesota and Wisconsin for private line services that are subject to minimal regulation. Enventis has also been granted Minnesota authority to provide regulated local telephone (voice) services. Those services are provided primarily in a fashion that augments its voice over Internet protocol service. Services provided by Enventis compete directly with those from ILEC’s and other communications providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on us can be predicted at this time. Regulation can change rapidly in the telecommunications industry and these changes may have an adverse effect on us in the future. See “Risk Factors – Risks related to Regulations” on pages 17 to 20 for a further discussion of the risks associated with regulatory change.

Overview

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international telecommunications services are subject to regulation by the Federal Communications Commission. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by Federal Communication Commission rules and also on the local level by municipal franchise agreements.

There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an incumbent or competitive carrier.

MCTC, Mid-Com and Heartland are incumbent local exchange carriers. MCTC and MidCom are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission. Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board. Due to the size of the HickoryTech ILEC companies, neither the Minnesota Public Utilities Commission nor the Iowa Utilities Board regulate their rates of return or profits. In Minnesota, regulators monitor MCTC and Mid-Com price and service levels. Heartland, our Iowa ILEC, is not price-regulated with respect to its local service. Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

Our CLEC businesses provide services in Minnesota, Iowa and Wisconsin with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Crystal provides local exchange services in Minnesota and Iowa, and Enventis provides private line services in Minnesota and Wisconsin.

Both Crystal and Enventis offer interexchange carrier services including long-distance that may be regulated at both the federal and state levels. The Federal Communications Commission has authority over interstate and international long-distance services but has chosen to lightly regulate these services in recent years. Long-distance service is subject to consumer protection, complaint-based regulation at the federal level. The regulatory burden is primarily compliance reporting which includes an annual certification of geographical rate averaging and rate integration. In-state long-distance services in Minnesota are regulated by the Minnesota Public Utilities Commission with respect to uniform pricing statewide while in-state long distance services in Iowa are unregulated.

Dial-up access and high-speed Internet access are unregulated at both the state and federal levels.

Crystal competes directly against existing ILEC’s in the areas in which it operates and also competes directly against incumbent cable TV providers and satellite TV providers for its high speed Internet and digital TV services. Crystal is presently providing these services to eleven Minnesota markets under franchise agreements negotiated with these local municipalities or rural townships.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 as amended, which requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The Federal Communications Act of 1934 also requires Federal Communications Commission approval before we transfer control of our operating companies, assign, acquire or transfer licenses or authorizations issued by the Federal Communications Commission, or before we discontinue any interstate service. The Federal Communications Act of 1934 was amended by the Telecommunications Act of 1996, which has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the Federal Communications Commission and could be affected by any regulatory decisions or orders that they issue.

Access Charges

“Access charges” refer to the compensation received by local exchange carriers for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services, which include special access and switched access. Special access is provided through dedicated circuits which connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates, which are billed to other carriers, are based on a per-minute of use fee basis. The Federal Communications Commission regulates the prices that our ILECs and CLEC charge for interstate access charges. Historically, switched access rates for rural carriers were allowed to be higher than those for larger, more urban companies. This was done to provide a means of implicitly subsidizing the high per-unit cost of local service in rural areas. However, following a series of court cases in 2001, which ruled that subsidies must be explicit rather than implicit, the Federal Communications Commission began to examine various proposals to reform interstate network access rates. One result of those proposals was the lowering of the rates charged to carriers accessing local networks and the application of a subscriber line charge as a flat rate on the end users’ bills. The lowering of the per minute per use access rate combined with overall lower minutes due to competition, has resulted in a decrease in network access revenue, which may continue.

Each of our ILECs determines its interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The Federal Communications Commission has established the authorized rate of return at 11.25%. The specific process of setting interstate access rates is governed by part 61.39 of the Federal Communications Commission rules, which applies only to service providers with fewer than 50,000 lines. Two of our ILECs (MCTC and Mid-Com), utilize an average schedule process and the concept of pooling with other ILECs in the National Exchange Carrier Association to arrive at rates and fair compensation.

Our CLEC’s interstate access rates were established according to an order issued by the Federal Communications Commission in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the incumbent carrier with whom the CLEC competes. Consequently, the rates charged by our facilities-based CLEC for switched access are significantly lower than the rates charged by our ILECs. Because of the emerging nature of the services provided by our other competitive affiliate Enventis, it does not collect access charges from carriers.

In July 2006, the Federal Communications Commission solicited comments on a proposal to reform the interstate access system, now commonly referred to as “intercarrier compensation.” This proposal is known as the Missoula Intercarrier Compensation Plan, or Missoula Plan. We participate in evaluating and influencing any proposed reforms through our industry associations and affiliations. It is possible that our ILECs could experience a change in revenue if the Missoula Plan were to be adopted by the Federal Communications Commission. There is no definite timeline for the Federal Communications Commission to act in this proceeding however, so it is not possible for us to predict when any change in revenue will occur or the extent of the impact.

The Minnesota Public Utilities Commission has been considering intrastate access reform and universal service for several years. The Minnesota Public Utilities Commission opened two dockets in 2004 regarding state access reform. These dockets were suspended in December 2004 after concerns were expressed by state agencies regarding increases in local rates and the potential that federal activity may also address this issue, and they were officially closed in January 2006. The Minnesota Public Utilities Commission then opened a similar docket on the issue of state access reform and has recently asked for comments to refresh the record. The Iowa Utilities Board had previously not exercised oversight in the access rates of small local exchange carriers. In November of 2007, however, it indicated that it intends to resume that role. We cannot estimate the impact, if any, of future potential state access revenue changes.

In recent years, interexchange carriers and others have become more aggressive in disputing interstate carrier access charges and/or the applicability of access charges to their traffic. A prime example of this is the claim that companies who provide voice communication services over Internet protocol technology are exempt from having to pay access charges. In 2005, the Federal Communications Commission ruled that it was impossible to separate the voice traffic of voice over Internet protocol providers into interstate and intrastate jurisdictions, and therefore such providers would be regulated by the Federal Communications Commission and not by state regulatory commissions. The Federal Communications Commission is currently considering the question of whether or not voice over Internet protocol services are subject to access charges. In the meantime, we believe that long distance and other communication providers will continue to seek to challenge the applicability of access charges either before the Federal Communications Commission or with their local exchange carriers. To date, no long distance or other carriers have made a claim to us contesting the applicability of access charges. We cannot assure you however, that such claims will not be made in the future, nor if such a claim is made, can we estimate the impact.

The U.S. 8th Circuit Court of Appeals has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of voice over Internet protocol based services in Minnesota. In July 2006, the Federal Communications Commission ruled that voice over Internet protocol services are subject to Federal Universal Service Fund Contributions, but any further regulation of voice over Internet protocol under consideration at the Federal Communications Commission is uncertain. Future decisions regarding the regulation of voice over Internet protocol may result in a change in the business relationship between HickoryTech companies and the interexchange carriers as interconnections with certain voice over Internet protocol providers may not be governed by tariffed access charges. We cannot, at this time, estimate the revenue impact, if any, related to these events.

Due to the combination of rate reforms instituted by the Federal Communications Commission, competitive substitution by wireless and other carriers and customer usage trends, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLEC, has decreased and we project that this will continue. For the year ended December 31, 2007, carrier access revenue, both minutes of use and special access, represented approximately 19.7% of all of our company operating revenue.

Wireline Interstate – Our ILEC companies participate in the National Exchange Carrier Association common line pool. End User Common Line funds collected, are pooled and some of our ILEC revenue is based on settlements distributed from the pool. These pool settlements are adjusted periodically. Our ILEC companies do not participate in the National Exchange Carrier Association traffic sensitive pool, but instead, set their own access rates according to the formulas contained in Section 61.39 of the Federal Communications Commission rules and have done this for many years. This biennial rate process was completed in June 2007 and established traffic sensitive interstate rates for the period from June 30, 2007 through July 1, 2009.

Some local exchange carriers have chosen to exit the National Exchange Carrier Association pool under Section 61.39 of the Federal Communication Commission rules, which apply only to service providers with fewer than 50,000 lines. Normally, the National Exchange Carrier Association files interstate access tariffs on behalf of pool members, manages the access revenue pools themselves and distributes the funds. When rural local exchange carriers choose to leave the pool, which they can do for a two-year period, they can set access fees based on their history of calling volumes that differ from National Exchange Carrier Association rates. This results in a higher per minute of use charge. Some companies may then provide service to conference calling companies or other providers who generate a large number of minutes. Such practices have become known in the industry as “traffic pumping.” These types of business arrangements have been challenged by AT&T with the Federal Communications Commission and by Qwest in the state of Iowa.

Universal Service

The Federal Universal Service Fund was established to overcome geographic differences in costs of providing service and to enable all citizens to communicate over networks regardless of geographical location and or personal income. Prior to the adoption of the Telecommunications Act of 1996, universal service was achieved largely through implicit support subsidies, including federal access charges previously discussed.

The Federal Communications Commission establishes universal service policies at the national level under terms contained in the Telecommunications Act of 1996. The Telecommunications Act of 1996 requires explicit Federal Universal Service Fund mechanisms and enlarged the scope of universal service to include four distinct programs:

•      High-Cost program, which subsidizes local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates. This is the program which has the most direct impact on our operating companies,

•      Low-Income Subscribers program, which includes the Link Up and Lifeline programs that provide subsidies for service initiation and monthly fees, respectively, with eligibility based on subscriber income,

•      Rural Health Care Providers program, which subsidizes telecommunications services used by rural health care providers and provides them with toll free access to an Internet service provider, and

•      Schools and Libraries program, also called the E-Rate program, which provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

The National Exchange Carrier Association collects and disburses Federal Universal Service Fund payments. The National Exchange Carrier Association was formed by the Federal Communications Commission in 1983 following the break-up of AT&T into separate local and long distance operations.

Federal Universal Service Fund payments are only available to carriers that have been designated as Eligible Telecommunications Carriers by a state commission. Each of our ILECs has been designated as an Eligible Telecommunications Carrier. Competitive carriers (CLECs) are also eligible to be designated as Eligible Telecommunications Carrier, provided that they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. CLECs receive support payments based on the support provided to the incumbent carrier in the area in which they serve. Both the Minnesota Public Utilities Commission and Iowa Utilities Board have granted Eligible Telecommunications Carrier status to numerous carriers, including many wireless companies. Under current rules, the payments received by our ILECs are not affected by the payments to the competitive Eligible Telecommunications Carriers. Because of the growing number of competitive Eligible Telecommunications Carriers and the accompanying funds which are being disbursed to them, the Federal Communications Commission is considering several universal service reforms including an interim cap on the Federal Universal Service Fund as it pertains to the competitive carriers.

All Eligible Telecommunications Carriers must certify to their appropriate state regulatory commission that the funds they receive from the Federal Universal Service Fund are being used in the manner intended. The states must then certify to the Federal Communications Commission which carriers have met this standard. That certification is due to the Federal Communications Commission in October of each year in order for carriers to receive funding for the upcoming year. In 2006, both Minnesota and Iowa adopted more stringent guidelines for this determination as recommended by the Federal Communications Commission. To some extent, this increased level of scrutiny puts our receipts of Federal Universal Service Fund payments at risk each year.

There is legislation pending in Congress which would address the Anti-Deficiency Act as it applies to the Federal Universal Service Fund. The Anti-Deficiency Act prevents federal agencies from committing to provide funding in excess of their funds on hand. Currently, the Federal Universal Service Fund administrator makes commitments to fund recipients in advance of collecting the contributions from the carriers that will pay for these commitments. Congress is considering whether to permanently exempt the Federal Universal Service Fund from the Anti-Deficiency Act requirements. If it does not grant this extension however, the Federal Universal Service Fund payments to our companies may be delayed or reduced in the future.

We cannot predict the outcome of any Federal Communications Commission rulemaking or pending legislation. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal support received by our ILECs. For the year ended December 31, 2007, Federal Universal Service Fund payments represented 4.2% of our telecom revenue and 2.1% of our total revenue.

Regulation of the Internet

In an order released on September 23, 2005, the Federal Communications Commission adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access services (“the WBBO”). The Federal Communications Commission determined that facilities-based wireline broadband Internet access is an information service, and not a telecommunications service. This designation positioned the high-speed DSL Internet access offered by price cap telcos and CLEC’s on the same regulatory footing as cable modem service. Following a transitional period, which has passed, facilities-based wireline carriers are no longer obligated to provide broadband Internet access transmission to unaffiliated Internet service providers. In addition, the WBBO allowed for the provision of wireline broadband Internet access on a common carrier, or non-common carrier basis. Our CLEC DSL service in our CLEC markets is provided on a non-common carrier basis. We have determined it is in the best interest of our ILEC companies to continue to offer DSL on a tariffed, common-carrier basis however. As our circumstances continue to shift, we also continue to re-evaluate our options.

The Telecommunications Act of 1996 and Local Competition

The primary goal of the Telecommunications Act of 1996 and the Federal Communications Commission’s rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The Telecommunications Act of 1996 imposes a number of requirements on all local telecommunications providers which include:

•      To interconnect directly or indirectly with other carriers,

•      To allow others to resell their services,

•      To provide for number portability, which allows end users to retain their telephone number when changing providers,

•      To ensure dialing parity,

•      To ensure that competitor’s customers have nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing services,

•      To allow competitors access to telephone poles, ducts, conduits and rights-or-way, and

•      To establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

Local Number Portability – In 2003, the Federal Communications Commission released a decision providing guidance on porting between wireline and wireless networks (inter-modal porting). All of the Company’s wireline operations have operated with local number portability capabilities since early 2005. Although the effects of inter-modal porting on our wireline operations have been minimal to date, it is possible that these requirements could adversely affect our wireline operating costs and customer growth rates. We are unable to quantify the long-term effects or revenue impact of wireline customers that may switch to wireless or other wireline alternatives.

Unbundling - There is another tier of requirements under the Telecommunications Act of 1996 which apply to incumbent carriers that are not designated as “rural telephone companies”. Each of our ILECs is a rural telephone carrier and this designation can only be removed by a petition of a competing carrier to the state regulatory commission. As no one has challenged our designation, our ILECs have not yet had to meet these requirements. If this designation was removed, our ILECs would be required to:

•      Provide non-discriminatory access to discrete parts of the network, such as local loops and transport facilities. This is referred to as Unbundled Network Elements, and

•      Providing, at rates, terms and conditions that are just, reasonable and non-discriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements.

The unbundling requirements of the Telecommunications Act of 1996 have been some of the most controversial provisions of the act and the rules implementing them have been revised by the Federal Communications Commission over the years. While our ILECs have not been required to un-bundle their networks, our CLEC operating entities have taken advantage of the unbundling and co-location requirements and currently purchase both in territories served by Qwest Communications.

Under the direction of Congress, the Federal Communications Commission is required to revisit the unbundling requirements every three years. Under the Triennial Review process, certain unbundled network elements are now no longer available. We have not been affected by those decisions. There are other processes available for incumbents to limit the network elements they must un-bundle. One process calls for a petition to the state regulatory commission to determine if particular central offices are no longer “impaired”. This impairment threshold, initially established by the Federal Communications Commission, indicates that if three or more facilities-based providers are offering special access services in a geographical area, then the area is not impaired absent access to unbundled services from the incumbent. The requirement to provide those unbundled network elements is then removed from the incumbent for that area. There is currently such a petition before the Minnesota Public Utilities Commission for review of several exchanges. We do not anticipate any impact from this eventual decision as the affected unbundled network elements are not ones which we purchase.

A related issue is a “forbearance” procedure whereby an ILEC may petition the Federal Communications Commission to forbear from applying unbundling requirements if they show a threshold level of competition. On April 27, 2007, Qwest Communications filed such a petition for the Minneapolis-St. Paul metropolitan statistical area (Federal Communications Commission Wireline Competition Bureau Docket 07-97). Again, purchases of unbundled network elements in this metropolitan statistical area have not been an extensive component of our CLEC’s business plan, so we do not anticipate that a decision will affect our current plans, though it could affect future strategic planning.

Employees

We employ approximately 400 employees, most of whom are based in Minnesota. A total of approximately 270 employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which covers approximately 92 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in the past 30 years and we consider our labor relations to be good.

Intellectual Property

We believe we have trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. The HickoryTech logo is a registered trademark of the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Available Information and Website Access to Securities and Exchange Commission Reports

Our Internet website is located at http://www.hickorytech.com. Information contained in our website is not part of this Form 10-K.

Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after such material is electronically filed, or furnished to the Securities and Exchange Commission. To obtain this information visit our website noted above and click on “Investor Relations,” or call 507-387-3355, or write a request addressed to:

Investor Relations

HickoryTech Corporation

PO Box 3248

221 East Hickory Street

Mankato, MN  56002-3248

Code of Ethics and Code of Conduct

Our board of directors has adopted a Code of Ethics that is applicable to all directors, the chief executive and chief financial officers, to employees involved in financial reporting, and to other designated employees. All employees of the Company have adopted a Code of Conduct and have undergone training on this code and ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website or upon request by contacting our Investor Relations department at 507-387-3355 or by writing the Investor Relations department at the address noted above.

Item 1A.    Risk Factors

Our businesses face many risks, the most important of which we attempt to describe below. If any of the events or circumstances described in the following risks actually occurred, our business financial condition or results of operations may suffer and impact the trading price of our stock.

Risks Related to Our Business

The telecommunications industry is generally subject to substantial regulatory changes, rapid development and introduction of new technologies and intense competition that could cause us to suffer price reductions, reduced operating margins or loss of market share. The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•      Substantial regulatory change due to the passage and implementation of the Telecommunications Act of 1996, which included changes designed to stimulate competition for both local and long distance telecommunications services,

•      Rapid development and introduction of new technologies and services,

•      Increased competition within established markets from current and new market entrants that may provide competing or alternative services,

•      The blurring of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long distance, wireless, cable TV, data and Internet services, and

•      An increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets.

The telecommunications industry is highly competitive. The Telecommunications Act of 1996 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an ILEC in a number of franchised areas, as well as a CLEC in a number of markets. Other telecommunications carriers have the authority under this legislation to provide new networking routes, points of interconnection, technology or signaling protocol, creating competition, which could have a material adverse affect on our profitability. Many of our voice and data competitors, such as cable TV providers, Internet access providers, wireless service providers and long distance carriers, have brand name recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. Although we attempt to differentiate our products and service through technology, reputation and price, competition has increased in the majority of the markets that we serve. This competition has impacted our profitability in the past and we cannot assure you that it will not continue to impact our profitability in the future.

We may not accurately predict technological trends or the success of new products in these markets. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, our business, operating results and financial condition could be materially adversely affected.

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services, our ability to offer bundled service packages on terms attractive to our customers, our ability to expand our long distance, Internet, and digital TV offerings to new markets, our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers, our ability to provide transport solutions and competitive Internet protocol services, including telecommunications and network solutions, and the ability of our CLEC business to provide competitive local service in new markets.

Shifts in our product mix may result in declines in operating profitability. Our traditional ILEC services carry higher margins than many of the newer services. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Consolidation among our customers could result in our losing customers or experiencing a slowdown as integration takes place. Consolidation may impact our business as our customers focus on integrating their operations. We believe that in certain instances, customers engaged in integrating large-scale acquisitions may scale back their purchases of network equipment and network services while the integration is ongoing. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing. After a consolidation occurs, there can be no assurance that we will continue to supply equipment or network services to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the communications industry, we depend heavily on other telecommunications companies, network providers, program service providers and equipment vendors to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private and public entities in order to construct and to operate our networks. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates could be expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial resources than us. Whether or not any particular acquisition is closed successfully, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which would detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the Federal Communications Commission or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

If we are successful in closing any acquisitions, we would face several risks associate with integration. In addition, any due diligence we perform may not prove to have been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience or in generating unexpected revenue and cash flow from the acquired companies or assets.

If we do pursue an acquisition or other strategic transactions and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

Risks Related to the Management of Our Operations

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss. Shortcomings or failures in our internal processes, people or systems could impair our liquidity, disrupt our business, result in liability to customers or regulatory intervention, damage our reputation or result in financial loss. For example, our telephone operations rely on a central switch to complete local and long distance phone calls to various customers. An interruption in the switch operations could lead to interrupted service for customers. To be successful, we will need to continue providing our customers with a reliable and secure network. Disruptions or system failures may cause interruptions in service or reduced capacity for customers. In addition, our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, thereby adversely affecting our ability to process transactions. Our inability to accommodate an increasing volume of transactions could constrain our ability to increase revenue and expand our businesses. Despite the existence of contingency plans and facilities, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which these businesses are located.

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

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependant on the talents and efforts of highly skilled individuals in the operations of our telecommunication businesses, including telephone operations, billing software development and telecommunications equipment sales and service. Technological advances require our employees to upgrade their knowledge base continually. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. In addition, we may acquire new businesses in the future and our success will depend, in part, upon our ability to retain and integrate personnel from acquired businesses, who are critical to the continued success or the successful integration of these acquired businesses.

We may have unanticipated increases in capital spending, operating or administrative costs, or seek new business opportunities that require significant up-front investments. We operate in cash-flow-dependent businesses. Our existing networks require large capitalized up-front investments for growth and maintenance. Our operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of telecommunications networks are large uses of cash. Our debt service obligation and our dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. We have business plans which provide adequate sources of cash from operations to fund these endeavors, and we select the balance of old and new business to appropriately fund the Company. The risk is from any sudden unanticipated increases in cash outflow after we have already initiated our business plans. If this were to happen, we would alter our future business plans, which could possibly affect our growth or ability to maintain our current network infrastructure.

Employee misconduct is difficult to detect and prevent, and could have an adverse effect on our business. Although we have not experienced any significant employee misconduct to date, there have been a number of highly publicized cases with other companies involving fraud or other misconduct by employees in recent years, and we may run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions that we take to prevent and detect this activity may not be effective in all cases.

Risks related to Regulations

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are a significant source of our revenue and free cash flow. The laws and regulations governing these businesses may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. In addition, new regulations could be imposed by federal or state authorities increasing our operating costs or capital requirements or that are otherwise adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause us to lose customers to competitors and decrease our revenue, increase our costs and decrease our profitability.

Legislative or regulatory changes and technological advances could reduce the revenue our ILEC and CLEC operations receive from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 19.7% of our total revenue in 2007. The amount of network access charges we receive is based on interstate rates set by the Federal Communications Commission and intrastate rates set by the Minnesota Public Utilities Commission and the Iowa Utilities Board. The large national carriers who pay these charges have advocated in the past that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of their traffic. Emerging technologies, such as voice over Internet protocol, have caused a debate about whether access charges apply. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs of our ILEC and CLEC operations.

Traditionally, regulators have allowed network access rates to be set higher in rural areas in relation to the actual cost of originating or terminating calls as an implicit means of subsidizing the high cost of providing rural service. In 2001, the Federal Communications Commission adopted rules reforming the network access charge system for rural carriers, including reductions in per-minute access charges and increases in both, Federal Universal Service Fund subsidies and flat-rate monthly per line charges on end-user customers. The Federal Communications Commission is currently considering more changes in network access charges. Depending on the Commission’s decisions, our current network access charge revenue could be reduced materially and we do not know whether increases in other revenue, such as federal subsidies and monthly line charges, will be sufficient to offset any such reductions or if competitive pressures will allow increases. The Minnesota Public Utilities Commission and Iowa Utilities Board may make changes in our intrastate network access charges, which may also cause reductions in our revenue. To the extent any of our companies become subject to competition, a portion of long distance and other carriers’ network access charges will be paid to our competitors rather than to our companies. In addition, the compensation our companies receive from network access charges could be reduced due to competition from wireless carriers to a greater extent than historically.

We believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic,” due in part to advances in technology that have made it easier to use networks while also avoiding payment for the traffic. As a general matter, we believe this phantom traffic is due to unintended usage and, in some cases, fraud. We cannot assure you that there will not be material claims made against us contesting the applicability of network access charges billed by our ILEC and CLEC operations or continued or increased phantom traffic that uses our network without paying us for it. If there is a successful dispute or avoidance of the applicability of network access charges, our revenue could decrease.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive. The federal system of subsidies, from which we derive a significant portion of our revenue, is subject to modification. Our ILEC and CLEC operations receive significant federal subsidy payments.

•      For the year ended December 31, 2007, we received an aggregate of $3,268,000 from the Federal Universal Service Fund, which comprised 2.1% of our revenue for the year.

•      For the year ended December 31, 2006, we received an aggregate of $2,495,000 from the Federal Universal Service Fund, which comprised 1.9% of our revenue for the year.

•      For the year ended December 31, 2005, we received an aggregate of $2,345,000 from the Federal Universal Service Fund, which comprised 3.0% of our revenue for the year.

During the last two years, the Federal Communications Commission has made modifications to the Federal Universal Service Fund system that changed the sources of support and the method for determining the level of support to Federal Universal Service Fund recipients. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our ILEC operations and whether we will continue to receive the same amount of Federal Universal Service Fund support that we have received in the past. The Federal Communications Commission is also currently considering a number of issues regarding the source and amount of contributions to, and eligibility for payment from, the Federal Universal Service Fund, and these issues may also be the subject of legislative amendments to the Telecommunications Act of 1996.

In December 2007, Congress suspended the application of a law called the Anti-Deficiency Act until December 31, 2008. The Anti-Deficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the Federal Universal Service Fund administrator commits to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The Federal Communications Commission has not determined whether the Anti-Deficiency Act would apply to payments to our ILEC operations. Congress is now considering whether to extend the current temporary legislation that exempts the Federal Universal Service Fund from the Anti-Deficiency Act. If it does not grant this extension, however, our Federal Universal Service Fund subsidy payments may be delayed or reduced. We cannot predict the outcome of any federal or state legislative action or any Federal Communications Commission, Minnesota Public Utilities Commission or Iowa Utilities Board rulemaking or similar proceedings. If we do not continue to receive federal and state subsidies, or if these subsidies are reduced, our ILEC operations will likely have lower revenue and may not be able to operate as profitably as they have historically.

In addition, under the Telecommunications Act of 1996, our competitors may obtain the same level of Federal Universal Service Fund subsidies we do if the Minnesota Public Utilities Commission or Iowa Utilities Board, as applicable, determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act of 1996 and the Federal Communications Commission. Under current rules, any such payments to our competitors would not affect the level of subsidies received by our ILEC and CLEC operations, but they would facilitate competitive entry into our ILEC and CLEC service areas and we may not be able to compete as effectively or otherwise continue to operate as profitably.

Legislative and regulatory changes in the telecommunications industry could raise our costs by facilitating greater competition against us and reduce potential revenue. Legislative and regulatory changes in the telecommunications industry could adversely affect our business by facilitating greater competition against us, reducing our revenue or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services such as high-speed access to the Internet or number portability, whereby consumers may keep their telephone number when changing carriers. Any such requirements could increase operating costs or capital requirements.

The Telecommunications Act of 1996 provides for significant changes and increased competition in the telecommunications industry. This federal statute and the related regulations remain subject to judicial review and additional rulemakings of the Federal Communications Commission, as well as to implementing actions by state commissions.

Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The Federal Communications Commission is currently reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed access to the Internet through telephone and cable TV providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services which could have a material adverse effect on our revenue.

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety that could adversely affect our profitability. We operate under a number of environmental and health and safety laws, including laws and regulations governing and creating liability to, the management, storage and disposal or hazardous materials, asbestos, petroleum products and other regulated materials. We are subject to environmental laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including the following:

•      Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and the remediation of any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites,

•      The presence of contamination can adversely affect the value of or properties and our ability to sell any such affected property or to use it as collateral,

•      We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination,

•      The cost of complying with existing environmental requirements could be significant,

•      Adoption of new environmental laws or regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities,

•      Future acquisition of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters, and

•      In addition, environmental laws regulating wetland, endangered species and other land use and natural resource issues may increase costs associated with future business or expansion opportunities, delay, alter or interfere with such plans, or otherwise adversely affect such plans.

A lack of parity between us and our competitors concerning assessments and tax laws could adversely impact our ability to profitably compete. The telecommunications industry is heavily taxed and assessed. As regulated entities, we serve as the pass-through entity responsible for charging and collecting the fees and taxes from our end-user customers and remitting the monies collected to the taxing and regulatory authorities. Unless regulators and taxing authorities change or clarify their rules and regulations to include our competitors, or deregulate and exclude us, the lack of parity could adversely impact our ability to effectively compete on price.

The high costs of regulatory compliance could make it more difficult for us to enter new markets, make acquisitions or change our prices. Regulatory compliance results in significant costs for us and diverts the time and effort of our management and officers away from running the business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete effectively if we try to provide services, such as long distance services, in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.

Our intrastate services are also generally subject to certification, tariff filing and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses. If successful, these challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenue.

Risks Related to Our Indebtedness and Our Capital Structure

We have a large balance of senior bank debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund our operations. We have senior bank debt outstanding under long-term financing agreements. As of December 31, 2007, we had $129,206,000 of total long-term debt outstanding, including current maturities, and $31,932,000 of stockholders’ equity. The degree to which we are leveraged could have important consequences including:

•                  Requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our debt. These payments are currently expected to be approximately $9,225,000 in 2008 and have been incorporated into our historical cash flow plans. To the extent that future principle and interest payments change significantly, it could affect our future planning, thereby reducing funds available for current operations, future business operations and other purposes, and/or dividends on our common stock,

•                  Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•                  Making it more difficult for us to satisfy our debt and other obligations,

•                  Limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes,

•                  Increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates, and

•                  Placing us at a competitive disadvantage compared to our competitors that have less debt.

We cannot assure you that we will generate sufficient revenue to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our stockholders.

If we seek additional financing, we may not be able to obtain it. Also, if we are able to secure additional financing, our shareholders may experience dilution of their ownership interest or we may be subject to limitations on our operations. We currently anticipate that our available cash resources, which include our credit facility, existing cash, cash equivalents and available-for sale securities, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We currently expect our cash interest expense to be approximately $8,494,000 in 2008. We face market risks from changes in interest rates that could affect our results of operations and financial condition adversely. Although we attempt to reduce this risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. We have entered into an interest rate protection agreement on approximately $60,000,000 of our variable-interest rate debt, which has a remaining maturity of twenty-four months, in order to manage our exposure to interest rate movements. If interest rates fail to rise as anticipated when the instruments were acquired, we will experience higher-than-market-rate interest expense and would have paid for protection that wasn’t needed. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2010. This could affect our future interest expense level. In addition, we have a fixed interest rate lock on $19,000,000 of our variable interest rate debt, which expires in 2008. We are subject to the same positive or negative impacts relative to variable rate alternatives as described above for our use of derivative instruments.

Risks Related to Financial Aspects of Our Company

Customer payment defaults could have an adverse effect on our financial condition and results of operations. As a result of adverse market conditions, some of our customers may experience serious financial difficulties. Some of the interexchange carriers and long distance companies that utilize our network are our largest customers when it comes to recurring revenue. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on amounts owed to us, we may not be able to recognize expected revenue. Although we currently manage this exposure through an allowance for doubtful accounts, an unexpected bankruptcy or default by a customer may not be fully reserved in our allowance. In addition, it may become necessary for us to offer equipment financing to some of our customers in the future to remain competitive. If we offer such financing it would be our intent to sell all or a portion of the financing receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

A failure to maintain effective internal controls could adversely affect our business. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, which may include increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of other companies that we may acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Related to Our Common Stock

Our board of directors could, in its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue entirely the payment of dividends. In addition, if we do not pay dividends for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.

Our ability to pay dividends, and our board of directors’ determination to maintain our past dividend payment practices, will depend on numerous factors, including the following:

•                  The state of our business, the environment in which we operate and the various risk factors we face, including, but not limited to competition, technological change, changes in our industry, regulatory and other risks summarized in this Annual Report on Form 10-K,

•                  Our future results of operations, financial condition, liquidity needs and capital resources,

•                  Our cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, pension and other post-retirement contributions and certain other costs, and

•                  Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

While our cash flow available to pay dividends for the year ended December 31, 2007 was sufficient to pay dividends in accordance with our past dividend payment practices, if our estimated cash flow available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

•                  Either reduce or eliminate dividends,

•                  Fund dividends by incurring additional debt (to the extent we were permitted to do so under agreements governing our then existing debt), which would increase our leverage, debt repayment obligations and interest expense and decrease our interest coverage, resulting in, among other things, reduced capacity to incur debt for other purposes, including to fund future dividend payments,

•                  Amend the terms of our credit agreement, if our lenders agreed, to permit us to pay dividends or make other payments if we are otherwise not permitted to do so,

•                  Fund dividends from future issuances of equity securities, which could be dilutive to our stockholders and negatively affect the price of our common stock,

•                  Fund dividends from other sources, such as by asset sales or by working capital, which would leave us with less cash available for other purposes, and

•                  Reduce other expected uses of cash, such as capital expenditures.

If we continue to pay dividends at the level currently anticipated under our current dividend payment practices, our ability to pursue growth opportunities may be limited. We believe that our current dividend payment practices could limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated under our current dividend payment practices, we may not retain a sufficient amount of cash and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.

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

•                  Advance notice requirements for shareholders proposals,

•                  Authorization for our Board of Directors to issue preferred stock without shareholder approval;  and

•                  Limitations on business combinations with interested shareholders.

Some of these provisions may discourage a future acquisition even though our shareholders would receive an attractive value for their shares or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

•                  General economic conditions in the United States or internationally,

•                  The financial health of HickoryTech, our competitors or our customers,

•                  Developments in telecommunications regulations,

•                  Consolidation among our competitors or customers,

•                  Rumors or speculation regarding HickoryTech’s future business results and actions,

•                  Increased competition with our competitors or among our customers,

•                  Quarterly fluctuations in our financial results or the financial results of our competitors or customers,

•                  Announcements of new products and services by us or our competitors, and

•                  Disputes concerning intellectual property rights.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

Item 1B.   Unresolved Staff Comments

There are no written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.   Properties

Our business is primarily focused on the provision of service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2007, HickoryTech’s gross property, plant and equipment of $322,249,000 (net balance of $152,931,000) consisted primarily of telephone switches, cable, fiber optic networks and network equipment. We own or lease the telephone property, plant and equipment that are utilized to operate our telephone systems. Our three ILEC subsidiaries in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. Our Telecom Sector owns the telephone network, including telephone outside plant, fiber optic cable and central office equipment over which they provide services to its customers. Our Enventis Sector owns, or has indefeasible rights to use, or has long-term leasing commitments to its extensive fiber optic network and switching system. It is our opinion that our properties are suitable and adequate to provide modern and effective telecommunications services within our service areas, including local dial-tone, long distance service, DSL, digital TV and dedicated and switched long-haul transport.

        Our principal property locations are the following;

1.               MCTC’s general offices and principal central office exchange building located in downtown Mankato, Minnesota. This facility, built in 1963, is owned by MCTC and is a three-level brick and stone building containing approximately 60,000 square feet of floor space.

2.               MCTC’s main warehouse located in Mankato, Minnesota. This warehouse, built in 1996, is owned by MCTC and is a two-story concrete building containing approximately 48,000 square feet. The warehouse is used to store vehicles and supplies and is also used as office space for engineers and technicians.

3.               Heartland’s main central office equipment located in a one-story brick structure owned by Heartland in Rock Rapids, Iowa containing approximately 1,500 square feet of space. Heartland also leases approximately 2,000 square feet of general office space in Rock Valley, Iowa.

4.               Crystal leases office space of approximately 6,000 square feet in Urbandale, Iowa.

5.               NIBI owns a four-level building in Mankato, Minnesota containing approximately 17,000 square feet.

6.               Enventis leases approximately 16,000 square feet of office space in Plymouth, Minnesota for general offices, technology services and system support.

7.               Enventis leases approximately 7,500 square feet in Duluth, Minnesota for general offices and a network operations center.

8.               Enventis leases approximately 1,700 square feet in Rochester, Minnesota for general offices and a network equipment facility.

9.               Enventis licenses approximately 2,000 square feet in Edina, Minnesota for a data center.

Item 3.  Legal Proceedings

Other than routine litigation incidental to our business, including the items listed below, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

HickoryTech is investigating a potential civil dispute being discussed with a municipality regarding contract payments from HickoryTech to the municipality in support of the Company’s CLEC voice and data services. No formal dispute or claim has been filed to-date.

HickoryTech has received notice from a large interexchange carrier that they are disputing approximately $654,000 of interstate and intrastate switched access charges that HickoryTech billed them between October 2005 and October 2007. HickoryTech does not agree with this dispute and cannot predict the outcome of such proceedings nor their impact, if any, on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2007 Annual Report on Form 10-K.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “HTCO”. As of February 15, 2008, there were 1,430 registered shareholders and 1,778 beneficial owners of HickoryTech stock. HickoryTech has declared quarterly dividends on its common stock of $0.12 per share for the two years ended December 31, 2007 and 2006. A quarterly cash dividend of $0.12 per share will be paid on March 5, 2008 to stockholders of record at the close of business on February 15, 2008.

		High	Low	End of Qtr.
2007	4th Quarter	$9.85	$8.80	$9.32
	3rd Quarter	$9.88	$8.01	$9.69
	2nd Quarter	$9.29	$6.93	$9.10
	1st Quarter	$7.42	$6.84	$6.93

2006	4th Quarter	$7.50	$6.85	$7.15
	3rd Quarter	$7.22	$6.93	$7.00
	2nd Quarter	$8.20	$6.61	$7.00
	1st Quarter	$8.95	$7.95	$8.43

Dividend Tendencies and Restrictions

Our board of directors have adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we distributed to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business, or to make acquisitions. We expect to continue to pay quarterly dividends at an annual rate of $0.48 per share during 2008, but only if and to the extent declared by our board of directors on a quarterly basis and subject to various restrictions on our ability to do so (see below). Dividends on our common stock are not cumulative.

The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. In 2007, we were in violation of this dividend restriction, but a waiver was obtained.

The cash requirements of our current dividend payment practices are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. “Total shareholder return” assumes the investment of $100 in HickoryTech’s common stock, the Russell 2000 index and the NASDAQ Telecommunication Index on December 31, 2002 and reinvestment of all dividends.

Total Return to Shareholders (Includes reinvestment of dividends)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hickory Tech Corporation, The Russell 2000 Index

And The NASDAQ Telecommunications Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.  Selected Financial Data

(Dollars in thousands except share and per share amounts)

FOR THE YEAR:	2007	2006	2005	2004	2003
Operating revenues (A)
Telecom Sector (B)	$76,847	$74,896	$77,922	$78,807	$78,545
Enventis Sector (C)
Equipment revenue	51,046	36,191	—	—	—
Services revenue	28,756	21,814	—	—	—
Total Enventis Sector	79,802	58,005	—	—	—
Total revenues	$156,649	$132,901	$77,922	$78,807	$78,545

Income from continuing operations	$8,635	$5,235	$8,566	$8,681	$9,096

PER SHARE:
Basic EPS - continuing operations	$0.65	$0.40	$0.65	$0.66	$0.65
Basic EPS - discontinued operations	—	(0.23)	—	(0.08)	(1.57)
	$0.65	$0.17	$0.65	$0.58	$(0.92)

Diluted EPS - continuing operations	$0.65	$0.40	$0.65	$0.66	$0.65
Diluted EPS - discontinued operations	—	(0.23)	—	(0.08)	(1.57)
	$0.65	$0.17	$0.65	$0.58	$(0.92)
Dividends per share	$0.48	$0.48	$0.48	$0.44	$0.44

AT YEAR END: (C)
Total assets (A)	$227,495	$226,900	$216,834	$160,658	$167,773
Shareholders’ equity (D)	$31,932	$30,086	$35,009	$31,545	$28,717
Current maturites of long-term obligations	$731	$1,560	$1,778	$5,323	$1,572
Long term debt	128,475	141,529	140,980	97,661	118,040
Total debt, long-term and current	$129,206	$143,089	$142,758	$102,984	$119,612

Debt ratio (E)	80.2%	82.6%	80.3%	76.6%	80.6%

CUSTOMER DATA (year end):
Business access lines	27,403	27,014	27,145	28,666	29,539
Residential access lines	37,428	41,029	42,945	45,892	47,707
Total access lines (F)	64,831	68,043	70,090	74,558	77,246
Long distance subscribers (G)	40,956	41,196	40,321	43,702	40,366
DSL customers (H)	17,427	15,724	13,022	10,430	7,407
Digital TV customers (I)	6,487	4,632	2,766	1,941	1,179

OTHER DATA:
Employees (year end) (C)(J)	400	399	460	394	414
Capital expenditures (K)	$17,500	$21,058	$19,434	$16,588	$11,036
Shares outstanding (year end)	13,284,903	13,207,970	13,124,928	13,057,106	12,967,811
Share price (L) (year end)	$9.32	$7.15	$7.89	$10.69	$11.47
Shareholders
Registered	1,430	1,470	1,511	1,559	1,646
Beneficial owners (M)	1,778	1,792	1,701	1,677	1,603
Total shareholders	3,208	3,262	3,212	3,236	3,249

(A).             Revenue and total assets for all periods have been restated to exclude revenue and assets of the wireless and Enterprise Solutions operations, which are included in discontinued operations for all periods presented. We sold our wireless operations in December 2003 and sold our Enterprise Solutions Sector in December 2006.

(B).

Operating revenue for NIBI, which prior to 2006 had been reported in the Information Solutions Sector, has been recast for all years presented to consolidate our reporting for similar operations for all years presented. Revenue is now being reported as part of the Telecom Sector results.

(C).	Enventis was purchased by HickoryTech as of December 30, 2005.
(D).	Shareholders’ Equity at December 31, 2006 includes the impact of adopting SFAS No. 158 as described in Note 10 to the Notes to the Consolidated Financial Statements.
(E).	Debt Ratio = Total Debt / (Total Debt+ Shareholders’ Equity as of December 31).
(F).	Access Lines refer to the ILEC and CLEC access lines in the Telecom Sector.
(G).	Long Distance service accounts are provided in the Telecom Sector.
(H).	DSL services are provided in the Telecom Sector to ILEC and CLEC customers. DSL line counts were reduced by 478 in the 2007 due to a data conversion. There was no restatement of prior periods.
(I).	Digital TV customer counts refer to ILEC and CLEC customers.
(J).

All employee counts reflect actual employee counts at year-end. No numbers have been restated for the discontinued wireless or Enterprise Solutions operations. The Enventis acquisition in 2005 added 75 employees. The Enterprise Solutions sale in 2006 reduced employee counts by 64 employees.

(K).	Capital expenditures have been restated to exclude wireless and Enterprise Solutions operations for all years presented.
(L).	Share price is the last day closing price.
(M).

The number of beneficial shareholders is the approximate number of company registrations in street name accounts. The number previously presented in the Annual Report on Form 10K for 2006 was the pre-suppression number of shareholders. The number has been changed to reflect the post-suppression number of beneficial shareholders.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2007 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. HickoryTech presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management believes that the application of the accounting policies, which are important to HickoryTech’s financial position and results of operations, requires significant judgments and estimates on the part of management. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of all HickoryTech’s accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2007 except for the adoption of new policies to comply with adopting Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board (“FASB”) No. 109” (“FIN No. 48”).

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility is reasonably assured.

Telecom Sector Revenue Recognition: Revenue in the ILEC and CLEC companies is earned from monthly billings to customers for telephone services, long distance, digital TV, DSL, Internet services, and hardware and other services. ILEC and CLEC revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Some revenue is realized under pooling arrangements with other telephone companies and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles and cut-off dates, we accrue for revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned based on billing dates.

Enventis Sector Revenue Recognition: Revenue in the Enventis Sector is generated from the following primary sources: i) the distribution of voice and data communications equipment provided primarily from Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of transport services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including resale of long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

•                  In instances where Enventis sells Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco. Therefore, revenue is recognized when the equipment is delivered to the customer site. In instances where Enventis sells Cisco voice and data communications equipment with installation obligations, terms of the agreements typically provide for installation services without customer-specific acceptance provisions, but sometimes may provide customer-specific acceptance provisions. For arrangements with no customer-specific acceptance arrangements, we recognize revenue when title passes to the customer. For contracts with customer specific acceptance provisions, we defer revenue recognition until the receipt of formal customer acceptance, assuming that all other revenue recognition criteria have been met. When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force No. 00-21, “Accounting For Revenue Arrangements with Multiple Deliveries” (“EITF No. 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 provides guidance on how an arrangement involving multiple deliverables should be divided into separate units of accounting, but does not change otherwise applicable revenue recognition criteria. In the event that we enter into a multiple element arrangement and there are undeliverable elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•                  When we sell equipment to customers, we also typically sell Cisco support contracts (“SmartNet” contracts). These support contracts state that Cisco will provide all support services, product warranty and updates directly to the customer. Because Enventis has no service obligations under these types of contracts, the earnings process has culminated for us upon the sale of the contract and therefore revenue is recognized immediately. Further, we are serving in an agency relationship to the customer for the sale of the contract and therefore the revenue is recorded net of the cost that we pay Cisco for the contract. Support services also include Enventis offered “24X7” support of a customer’s voice and data systems. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include Enventis sponsored professional support services. Such services are typically sold on a time and materials basis, but may be sold as a pre-paid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if pre-paid). In the event that these services are part of a multiple element arrangement, the fair value of the services are measured and deferred in accordance with EITF No. 00-21 mentioned above. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•                  Transport services are sold primarily through a contractual flat monthly fee. The revenue generated by these services is typically billed one month in advance and is deferred until the appropriate month of recognition.

•                  Enventis also manages customer voice and/or data services. Under these contracts, Enventis bills either a flat monthly fee or a fee that is variable based on the number of “seats” that the customer has. This revenue is recognized on a monthly basis as the services are provided.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. The allowance for doubtful accounts was $1,184,000 and $851,000 as of December 31, 2007 and 2006, respectively.

Inventories

Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. Similar to its allowance for doubtful accounts, we make estimates related to the valuation of inventory. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at a time when the facts that give rise to the lower value are warranted.

Financial Derivative Instruments

We use financial derivative instruments to manage our overall exposure to fluctuations in interest rates. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings over the term of the swap agreement. In March 2007, we terminated two outstanding interest-rate swap agreements with original maturities of June 2008 in exchange for $1,936,000 in proceeds. Proceeds of $1,272,000 were recognized as an offset to interest expense during 2007.

Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists and other intangibles are amortized from one to eight years. Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Goodwill assets are not amortized, but are subject to an impairment test annually as well as upon certain events that indicate that impairment may be present. The goodwill impairment test requires management to determine the fair value of several of our reporting units (as defined by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)). We determine the fair value of our reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination of additional impairment charges to reduce the carrying value of goodwill.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as clarified by FIN No. 48. Under this method deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary from our assumptions, we may be required to adjust the carrying value of deferred tax assets and liabilities. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

FIN No. 48 requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See additional disclosures regarding application of FIN No. 48 in Note 11 to the Notes to the Consolidated Financial Statements.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, it establishes a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, it must be included as an expense within the tax provision in the statement of operations. We had a valuation allowance of $1,550,000 and $1,616,000 at December 31, 2007 and 2006, respectively, due to uncertainty about the realization of benefits associated with net operating losses generated in the state of Iowa. In addition, the Company carries reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits

The net post-retirement benefit expense was $859,000, $924,000 and $1,051,000 in 2007, 2006 and 2005, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated in accordance with the methods specified in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). Where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, we adopted the following policies: Any prior service cost or cumulative net gains and losses in excess of 10% of the SFAS No. 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due”. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2007, we assumed a weighted average discount rate of 6.20%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $310,000 as of December 31, 2007 and would increase the net periodic cost by approximately $36,000 as of December 31, 2007.

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

In measuring the accumulated post-retirement benefit obligation as of December 31, 2007, the initial health care inflation rate for 2008 was assumed to be 8.0%, decreasing 0.5% each year until it reaches 4.5% in 2015 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan. This has resulted in HickoryTech consistently having lower increases in health care costs than the national averages. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $1,269,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,023,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2007, the unrecognized net actuarial loss was $1,583,000. During each of the last three years, we adjusted the discount rate assumption due to changes in interest rates. In recent years, we adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 12.2 years. This amount will change in future years as economic and market conditions generate gains and losses.

Property, Plant and Equipment

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

On December 30, 2005 we acquired Enventis. The Enventis property, plant and equipment, consisting primarily of a fiber optic communications network was valued under SFAS No. 141, “Business Combinations” (“SFAS No. 141”), as it pertains to accounting for assets under Purchase Accounting. We recorded the assets at fair value at the time of acquisition. Also included in the Enventis property, plant and equipment is fiber optic cable and indefeasible right of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 and 25 years for new additions.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on the ILEC telephone plant were 4.8%, 4.9% and 5.4% for 2007, 2006 and 2005, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 20 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under these capital leases are included in property, plant and equipment.

Incentive Compensation

We recognize stock compensation charges related to stock award plans when management concludes it is probable that the participant will earn the award. Such compensation charges are recorded based upon the fair value of our stock and is recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs.

On January 1, 2006, we adopted SFAS No. 123(R) (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), for periods beginning in 2006. In March 2005, the FASB issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which relates to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

Our Consolidated Financial Statements for 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had minimal impact on earnings per share, diluted earnings per share and cash flow from financing and operations in 2006 and 2007.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Consolidated Statements of Operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as well as grants in 2006 under SFAS No. 123(R). Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We use historical data to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. We use a seven-year period to calculate the historical volatility of its stock price for use in the valuation model. The dividend yield rate is based on our current dividend payout pattern and current market price. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding.

Overview

HickoryTech is a holding company with a diverse business of traditional wireline local exchange telecommunications, state-of-the-art broadband services in the retail communications field – including high-speed data and digital TV service – serving dominant market shares of residential and business customers in specific cities in Minnesota and Iowa. We also provide fiber network capacity and integrated Internet protocol telephony and data services to an exclusively commercial business market. From the base incumbent telephone companies, we began to expand our business beyond our ILEC business in 1998 via a CLEC edge-out strategy. We chose to serve entire communities, residential and business, in communities in proximity to our ILEC service area, on a total overbuild basis, meaning we use our own network and switching assets. We began an aggressive broadband service campaign with DSL in 1999, deployed residential digital TV service in 2001 and added business high speed data applications (Ethernet) in 2004. In December, 2005, our acquisition of Enventis enhanced a business-to-business service strength, adding to that which was already in place at HickoryTech. Enventis revenue was approximately $50,000,000 prior to the acquisition. Through Enventis, we serve wholesale communications carriers with fiber network connectivity in several states and provide integrated dedicated voice and data circuits, Internet protocol telephony and data services to large/enterprise and the small/medium size retail business customers.

We operate in two business segments: the Telecom and Enventis Sectors. Our largest and oldest product and service line (since 1898) has been the operation of ILEC’s or traditional wireline telephone service. The ILEC product and service line resides in our Telecom Sector. In 1998, we formed a CLEC and started offering services on a competitive basis in several market areas. This product and service line competes for the telephone dial tone, Internet dial-up and broadband access, data, digital TV and long distance calling business in ILEC territories owned by HickoryTech and others. We account for our CLEC product and service line in our Telecom Sector. Since 1964, NIBI has provided computer data processing and software, predominantly for our Telecom Sector operations and also to other telecommunications companies. Both ILEC and CLEC operations are managed as one coordinated unit. From 1990 to 2006, HickoryTech also owned Collins Communications Systems Company (“Collins”), and its results of operations were reported in the Enterprise Solutions Sector. We acquired Collins in 1990 and it operated as a telecommunications, data and Internet protocol equipment distributor from a base in Minneapolis/St. Paul, Minnesota. We sold our Collins operations on December 29, 2006. All financial statements and schedules have been restated to reflect Collins operations as discontinued operations for all periods presented. We purchased Enventis, a Minnesota-based regional provider of integrated fiber network, Internet protocol telephony and data services with 1,500 route miles of fiber network serving business customers in the Upper Midwest in December 2005.

Our operations in the Telecom Sector consist primarily of providing services to their customers for a fee. Many of these services are recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements for the Telecom Sector include the financing of construction of networks, which consists of switches and cable, data, Internet protocol and digital TV. Capital is also needed to maintain a high amount of fixed assets, for software development, to pay payroll costs of highly skilled labor, to maintain inventory to service capital projects and network and telephone equipment customers, and providing for the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business.

A significant portion of the business conducted in our Enventis Sector consists of equipment sales and thus, has a higher degree of cyclical highs and lows due to its non-recurring/sales order nature of business. Working capital requirements for the Enventis Sector include the construction of fiber/optical equipment, Internet protocol equipment, capital for payroll costs, work-in-process and inventory. Enventis working capital is also required for the carrying value of trade accounts receivable, particularly in the equipment revenue product line, where receivables may take several months to collect in the normal course of business.

The materials and supplies that are necessary for the operation of the businesses are available from a variety of sources. Our Telecom Sector currently relies on one vendor to supply a key piece of equipment in its digital TV product line. We are currently working with other vendors to potentially supply this equipment. All of our central office switches are supplied by Nortel. A majority of the equipment sold in our Enventis Sector is supplied by Cisco. Nortel and Cisco are leading suppliers of communications and data equipment, and our dependence on these brands is not viewed as a significant risk.

Highlights of 2007

As of December 31, 2007, Enventis completed its second year as a wholly owned subsidiary. Enventis Sector revenue for 2007 represented a 37.6% increase over revenue for 2006 and Enventis Sector net income increased 198.9% over that same time period. We believe the Enventis Sector will continue to provide long-term growth for the Company, but not necessarily at the levels achieved in 2007.

The operations of our legacy Telecom business again reached new milestones of DSL and digital TV penetration in 2007. Digital TV services were initiated in the communities of Janesville, North Mankato and on a limited basis, in Mankato. The Telecom business experienced increased competition in 2007 as cable TV providers launched voice services. The Telecom Sector has also continued to experience price erosion in its core voice business.

2007 Compared to 2006

•                  Consolidated operating revenue in 2007 was $156,649,000, a $23,748,000 or 17.9% increase compared to 2006. This increase was primarily due an $18,565,000 increase in revenue from the Enventis Enterprise Network Services product line in 2007 compared to 2006. Also contributing to the increase in revenue in 2007 compared to 2006 was an increase of $3,232,000 in the Enventis Enterprise Transport Services product line. The Telecom Sector experienced non-recurring revenue of $1,890,000 due to the settlement of a switched access revenue dispute.

•                  Cost of sales (excluding Depreciation and Amortization) in 2007 was $45,340,000, a $14,188,000 or 45.5% increase compared to 2006. The increase in 2007 compared to 2006 was primarily due to the costs incurred to support the increased revenue in the Enventis Enterprise Network Services product line. These costs are primarily equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

•                  Cost of services (excluding Depreciation and Amortization) was $44,881,000 in 2007, a $375,000 or 0.8% increase compared to 2006. This increase was primarily due to the increase in Enventis Sector cost of services, offset by the decrease in the Telecom Sector cost of services. See the individual Sector results of operations for the Telecom Sector and Enventis Sector for an explanation of the changes in each individual Sector.

•                  Selling, General and Administrative Expenses were $24,244,000 in 2007, a $953,000 or 4.1% increase compared to 2006. The Enventis Sector recorded acquisition integration costs of approximately $2,400,000 in 2006 which did not recur in 2007. Without these one-time costs, our selling, general and administrative expenses would have increased 16.0% in 2007 compared to 2006. This substantial increase in costs was used to support the higher activity levels of the Enventis Sector operations in 2007.

•                  Depreciation Expense was $17,847,000 in 2007, an $898,000 or 5.3% increase compared to 2006. This increase was primarily due to the $707,000 increase in Enventis Sector depreciation, which was the result of an increase in assets placed in service in 2006 and 2007.

•                  Amortization Expense was $1,157,000 in 2007, a $15,000 or 1.3% decrease compared to 2006.

2006 Compared to 2005

•                  Consolidated revenue was $132,901,000 in 2006, a $54,979,000 or 70.6% increase compared to 2005. This increase was due to revenue recognized from the addition of Enventis. Without Enventis, consolidated revenue would have decreased by 3.9%.

•                  Cost of sales (excluding Depreciation and Amortization) was $31,152,000 in 2006 with none in 2005. The cost of sales was directly associated with the new Enventis revenue recognized in 2006.

•                  Cost of services (excluding Depreciation and Amortization) was $44,506,000 in 2006, a $13,098,000 or 41.7% increase compared to 2005. This increase was primarily due to costs associated with the new Enventis operations. Without Enventis, cost of services would have increased 1.5%.

•                  Selling, General and Administrative Expenses were $23,291,000 in 2006, a $10,691,000 or 84.8% increase compared to 2005. This increase was primarily due to costs associated with the new Enventis operations. Without Enventis, selling, general and administrative expenses would have increased 13.6%. In addition to the ongoing costs of Enventis selling, general and administrative activities, Enventis incurred approximately $2,400,000 of integration costs in 2006, which did not reoccur.

•                  Depreciation Expense was $16,949,000 in 2006, a $2,006,000 or 13.4% increase compared to 2005. This increase was essentially all due to depreciation associated with the new Enventis assets.

•                  Amortization Expense was $1,172,000 in 2006, a $679,000 or 137.7% increase compared to 2005. This increase was essentially all due to amortization associated with the new Enventis intangibles.

Trends

Our consolidated revenue increased 17.9% and our income from continuing operations increased 65.0% in 2007 compared to 2006. These substantial improvements in the results of operations were a function of improvements in both the Telecom and Enventis Sectors. Enventis Sector revenue increased 37.6% in 2007 compared to 2006 and net income almost tripled in that same time period. The Enventis Sector recorded acquisition integration costs of approximately $2,400,000 in 2006, which did not reoccur in 2007. The combination of a $1,890,000 non-recurring recovery of a switched access dispute with a large interexchange carrier in 2007, as well as expense reductions, enabled the Telecom Sector to post a 17.9% increase in operating income in 2007 compared to 2006. Without these two non-recurring events (the interexchange carrier settlement and the elimination of integration costs), our consolidated income from continuing operations would have increased by $826,000 or 12.3% in 2007 compared to 2006.

Longer term, we expect local service and network access revenue in our Telecom Sector to continue to trend downward because of competition from CLECs, cable TV providers, voice over Internet protocol, wireless telephone, other telephone competitors and due to reduced usage and pricing of network access service. This competition will affect basic customer connections and choices made by specific customers not to interconnect or utilize the Company’s network or services. We were successful in 2007 in completely offsetting this declining revenue with increased revenue from broadband services. Without the one-time settlement of a switched access dispute with a large interexchange carrier mentioned above, network access revenue would have decreased by $934,000 or 3.1% in 2007 compared to 2006. Network access revenue and Telecom Sector margins were both negatively impacted by a reduction in interstate network access rates that went into effect on July 1, 2007 as well as by the competitive voice services that were offered by the cable TV providers in Northwest, Iowa in the first quarter of 2007 and in Mankato, our largest market, in the third quarter of 2007. The entire decline in network access revenue (before the settlement of the switched access dispute) occurred in the third and fourth quarters of 2007, thus establishing a new trend. Accordingly, while we will continue to work to offset declining revenue with new services to our customers in the Telecom Sector, the trend toward decreasing profitability in this Sector may resume.

We believe our Enventis Sector provides a platform for longer-term growth. Enventis revenue for 2007 represented a 37.6% increase over 2006 revenue. Enventis provided profitable operations and recorded positive operating income in each of the eight quarters since its acquisition. Enventis consists of two major product lines. Our equipment sales and service product line - Enterprise Network Services - is subject to cyclical highs and lows depending on customer demand. The Enterprise Transport Services product line provides network-based service for wholesale and retail use by customers. This product line contains more of a recurring revenue stream and is supported by long-term contracts. Both the Enterprise Network Services and Enterprise Transport Services product lines have shown excellent growth characteristics. One of our strategies is to sell bundled Enterprise Network Services to customers with the goal that they will also utilize our Enterprise Transport Services as well.

Due to increased profitability in both the Enventis and Telecom Sectors in 2007, we were able to reduce our outstanding debt balance in 2007 compared to 2006. Despite the decrease in the debt balance, interest expense increased due to lower cooperative dividends received in 2007 from one of our participating lenders, the expiration of a swap agreement and the re-setting of the rate on a remaining swap agreement. Cooperative dividends are accounted for as an offset to interest expense when earned. In addition, the effective interest rate on our debt was also higher in 2007 than in 2006 due to the establishment of longer-term interest protection.

Income from continuing operations increased to $8,635,000 in 2007 from $5,235,000 in 2006, due to the improved profitability in both the Enventis and Telecom Sectors, offset by the increase in interest expense.

Sector Results of Operations

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

(Dollars in thousands)	2007	2006	2005
Revenue Before Intersegment Eliminations

Revenue
Local Service	$17,089	$18,224	$18,520
Network Access	30,892	29,936	33,384
Long Distance	5,068	4,877	4,821
Data	6,900	6,048	4,968
Internet	4,612	4,467	4,361
Digital TV	2,273	1,457	979
Directory	3,854	3,624	3,509
Message Processing & Billing	2,474	2,127	2,522
Intersegment	467	260	128
Other	3,685	4,136	4,858
Total Telecom Revenue	$77,314	$75,156	$78,050

Total Telecom Revenue Before Intersegment Eliminations
Unaffiliated Customers	$76,847	$74,896	$77,922
Intersegment	467	260	128
	77,314	75,156	78,050

Cost of services, excluding depreciation and amortization	30,893	32,046	31,408
Selling, general and administrative expenses	13,407	13,001	12,438
Depreciation and amortization	15,218	15,009	15,375
Operating Income	$17,796	$15,100	$18,829

Income from continuing operations, net of tax	$10,460	$9,237	$11,324
Income (loss) from discontinued operations, net of tax	—	—	186
Net income	$10,460	$9,237	$11,510

Capital expenditures	$11,489	$15,631	$19,312

Key metrics
Business access lines	27,403	27,014	27,145
Residential access lines	37,428	41,029	42,945
Total access lines	64,831	68,043	70,090
Long distance customers	40,956	41,196	40,321
Digital Subscriber Line customers (1)	17,427	15,724	13,022
Digital TV customers	6,487	4,632	2,766

(1) DSL line counts were reduced by 478 in 2007 due to a data conversion. There was no restatement of prior periods.

Revenue

Telecom Sector operating revenue before intersegment eliminations was $2,158,000 or 2.9% higher in 2007 compared to 2006, and $2,894,000 or 3.7% lower in 2006 compared to 2005. The increase in 2007 compared to 2006 was primarily due to increases in network access, data and digital TV, offset by a decrease in local service.  Without the non-recurring settlement of a switched access dispute with a large interexchange carrier (see below), which increased revenue by $1,890,000 in 2007, revenue would have increased $268,000 or 0.4% in 2007 compared to 2006, primarily due to our success in growing broadband services. The decrease in 2006 compared to 2005 was primarily due to decreases in network access, other revenue, and message processing and billing, partially offset by growth in data and digital TV.

Local service revenue was $1,135,000 or 6.2% lower in 2007 compared to 2006. This decrease was primarily due to a 3,212 or 4.7% decrease in access lines at December 31, 2007 compared to December 31, 2006. Also contributing to the decrease in local service revenue was a decline in reciprocal compensation received from wireless carriers under contract using minute of use pricing. Many of these contracts and their associated pricing were renegotiated in the first nine months of 2007. A higher degree of competition from ILECs, CLECs and cable TV providers serving our markets and from wireless substitution, could impact our local service revenue in future periods. Local service revenue was $296,000 or 1.6% lower in 2006 compared to 2005. This decrease was primarily due to a 2,047 or 2.9% decrease in access lines at December 31, 2006 compared to December 31, 2005.

Network access revenue was $956,000 or 3.2% higher in 2007 compared to 2006. This increase was due to the settlement of a switched access dispute with a large interexchange carrier which resulted in a non-recurring increase in revenue of $1,890,000 in the second quarter of 2007 and was partially offset by lower revenue resulting from decreased minutes of use in 2007 compared to 2006 and lower interstate network access rates which went into effect on July 1, 2007. Without the impact of the non-recurring access settlement, network access revenue would have decreased by $934,000 or 3.1% in 2007. The combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may negatively impact future access revenue. In addition, future federal or state access reform may provide further negative influences. The public utilities commissions have been considering intrastate access reform and universal service for several years (see Regulation on pages 8 to 14). Network access revenue was $3,448,000 or 10.3% lower in 2006 compared to 2005. This decrease was primarily due to a mandated ILEC interstate rate decrease implemented on July 1, 2005, lower overall minutes of use and the recognition of the impact of different treatment of traffic delivered via Qwest Communications, all of which are expected to be lasting in nature.

Long distance revenue was $191,000 or 3.9% higher in 2007 compared to 2006. Despite a 240 or 0.6% decrease in the customer base at December 31, 2007 compared to December 31, 2006, long distance revenue increased largely due to a 7.6% increase in minutes of use in 2007 compared to 2006. Long distance revenue was $56,000 or 1.2% higher in 2006 compared to 2005. This increase was primarily due to an 875 or 2.2% increase in the customer base between December 31, 2006 and December 31, 2005, combined with higher long distance usage per customer.

Data revenue was $852,000 or 14.1% higher in 2007 compared to 2006. This increase was primarily due to a $561,000 increase in Ethernet services to large business customers and an increase in DSL customers of 1,703 or 10.8% between December 31, 2007 and December 31, 2006. We believe Ethernet service revenue will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large business customers are key drivers for this growth. Data revenue was $1,080,000 or 21.7% higher in 2006 compared to 2005. This increase was primarily due to increased broadband services to business customers, a 2,702 or 20.7% increase in DSL customers at December 31, 2006 compared to December 31, 2005 and DSL customers migrating from lower speed DSL products to higher speed DSL products, which have the effect of increasing revenue per customer.

Internet revenue was $145,000 or 3.2% higher in 2007 compared to 2006, and $106,000 or 2.4% higher in 2006 compared to 2005. The increase in both periods was primarily due to an increase in Internet customers.

Digital TV revenue was $816,000 or 56.0% higher in 2007 compared to 2006. This increase was primarily the result of the offering of digital TV to three additional communities in 2006 and three additional communities in 2007, which resulted in a 1,855 or 40.0% increase in digital TV customers at December 31, 2007 compared to December 31, 2006. Also contributing to the increase in digital TV revenue was an increase in rates charged to customers of approximately 5.0%, which went into effect in April 2007. Digital TV revenue was $478,000 or 48.8% higher in 2006 compared to 2005. This increase was primarily due to the expansion of digital TV in three additional communities in the latter half of 2005 and three additional communities in 2006, which resulted in a 1,866 or 67.5% increase in digital TV customers at December 31, 2006 compared to December 31, 2005.

Directory revenue was $230,000 or 6.3% higher in 2007 compared to 2006. This increase was the result of an increase in the sales of yellow-page advertising in the Company directories, which went into effect in the beginning of the third quarter of 2007. Directory revenue was $115,000 or 3.3% higher in 2006 compared to 2005. This increase was the result of increased advertising in the Company directories.

NIBI message processing revenue was $347,000 or 16.3% higher in 2007 compared to 2006. This increase was primarily due to the recognition of $259,000 of non-recurring license fee revenue in 2007 compared to 2006. Also contributing to the increase in revenue was the addition of several new customers offset by lower message counts to several other customers. NIBI message processing revenue was $395,000 or 15.7% lower in 2006 compared to 2005. This decrease was primarily due to the Company recognizing $396,000 in non-recurring license fees from the sale of SuiteSolution® to a customer in June 2005. The addition of several customers and increased volumes from existing customers, helped offset the loss of non-recurring license fee revenue.

Other revenue, consisting primarily of sales of customer premise equipment, circuit private lines, maintenance, and adds, moves and changes was $451,000 or 10.9% lower in 2007 compared to 2006. This decrease was primarily due to lower revenue of $767,000 associated with the SOCRATES contract whose service was discontinued in 2006, offset by an increase in Telecom back office contract services of $179,000 and an increase in customer premise equipment revenue of $171,000. Until June 2006, we had provided Internet access and video conferencing for Project SOCRATES which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. Our contract with Project SOCRATES ended on June 30, 2006. Other revenue was $722,000 or 14.9% lower in 2006 compared to 2005. This decrease was primarily due to the loss of $670,000 associated with the SOCRATES contract mentioned above.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $1,153,000 or 3.6% lower in 2007 compared to 2006. This decrease was primarily due to the following items: 1) a $733,000 decrease in professional and consulting fees due to lower fees associated with the conversion of our enterprise resource planning software and provisioning software, 2) a $444,000 decrease in contract labor largely due to the retirement of mainframe computer functions in the NIBI business in 2006, 3) a $416,000 decrease in charges to the inventory reserve, 4) a $233,000 decrease in circuit expenses and 5) a $193,000 decrease in bad debt expense largely associated with the settlement of a switched access dispute with a large interexchange carrier in 2007. These decreases were partially offset by the following items: 1) a $674,000 increase in programming expense to support the increase in digital TV services and 2) a $263,000 increase in incentive compensation payments in 2007.

Telecom Sector cost of services (excluding depreciation and amortization) was $638,000 or 2.0% higher in 2006 compared to 2005. This increase was primarily due to the following items 1) a $378,000 increase in programming expense associated with the increase in digital TV revenue, 2) a $325,000 increase in the inventory reserve, 3) a $299,000 increase in customer premise equipment and 4) a $170,000 increase in maintenance contracts. These increases were partially offset by the following items: 1) a $340,000 decrease in circuit expense associated with providing Internet services and 2) a $301,000 decrease in wages and benefits due to a reassignment of support staff for the NIBI product line to activities reported as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Telecom Sector selling, general and administrative expenses were $406,000 or 3.1% higher in 2007 compared to 2006. This increase was primarily due to a $170,000 increase in corporate expense allocations, a $162,000 increase in incentive compensation expense in 2007 and a $159,000 increase in franchise fees associated with digital TV contracts with various cities. Telecom Sector selling, general and administrative expenses were $563,000 or 4.5% higher in 2006 compared to 2005. This increase was primarily due to a $730,000 increase in wages and benefits ($301,000 of this increase was due to the reassignment of wages from costs of services as mentioned above), partially offset by a $335,000 decrease in fees associated with the termination of leases in 2005 in the NIBI product line.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $209,000 or 1.4% higher in 2007 compared to 2006, and $366,000 or 2.4% lower in 2006 compared to 2005. Telecom Sector depreciation was $223,000 or 1.5% higher in 2007 compared to 2006, and $6,000 or 0.1% higher in 2006 compared to 2005. The increase or decrease in depreciation in any given period is dependent on the net level of capital assets placed in service and retirements on a period by period basis. Telecom Sector amortization was $14,000 or 11.6% lower in 2007 compared to 2006, and $372,000 or 75.5% lower in 2006 compared to 2005. The decrease in amortization in 2006 compared to 2005 was primarily due to capitalized development costs in connection with the NIBI SuiteSolution® billing software becoming fully amortized in the second quarter of 2005.

Operating Income

Telecom Sector operating income was $2,696,000 or 17.9% higher in 2007 compared to 2006. This increase was due to the $2,158,000 increase in revenue (principally due to the interexchange carrier settlement of $1,890,000), the $1,153,000 decrease in cost of services (excluding depreciation and amortization) and the $14,000 decrease in amortization, offset by the $406,000 increase in selling, general and administrative expenses and the $223,000 increase in depreciation. Telecom Sector operating income was $3,729,000 or 19.8% lower in 2006 compared to 2005. This decrease was primarily due to the $2,894,000 decrease in revenue, the $638,000 increase in cost of services (excluding depreciation and amortization), the $563,000 increase in selling, general and administrative expenses, and the $6,000 increase in depreciation, offset by the $372,000 decrease in amortization.

Income from Continuing Operations, net of Tax

Telecom Sector income from continuing operations, net of tax, was $1,223,000 or 13.2% higher in 2007 compared to 2006. This increase was primarily due to increased operating income mentioned above, offset by the change in taxes. Telecom Sector income from continuing operations, net of tax, was $2,087,000 or 18.4% lower in 2006 compared to 2005. This decrease was primarily due to decreased operating income mentioned above and the change in taxes.

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results. Due to the timing of the acquisition of Enventis, no 2005 historical results are presented.

ENVENTIS SECTOR

(Dollars in thousands)	2007	2006
Revenue Before Intersegment Eliminations

Revenue
ENS equipment revenue	$51,046	$36,191
ENS services revenue	8,292	4,582
ETS services revenue	20,464	17,232
Intersegment	440	50
Total Enventis revenue	$80,242	$58,055

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$79,802	$58,005
Intersegment	440	50
	80,242	58,055

Cost of sales, equipment (1) (excluding depreciation and amortization)	45,340	31,152
Cost of services (1) (excluding depreciation and amortization)	14,767	12,641
Selling, general and administrative expenses	9,476	8,974
Depreciation and amortization	3,755	3,048

Operating income	$6,904	$2,240
Net income	$4,074	$1,363

Capital expenditures	$5,928	$5,324

(1)  Certain reclassifications of prior period data were made to conform to the current presentation on this Form 10-K. The reclassifications did not affect cash flows, financial postion, or net income.

HickoryTech Corporation acquired Enventis on December 30, 2005. We continue to manage and evaluate the Enventis operations in their entirety. The table below however, provides an illustration of the significant growth experienced in and relative contributions from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of Selling, General and Administrative Expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Twelve Months Ended December 31,
	Network Services		Transport Services
(Dollars in thousands)	2007	2006	2007	2006

Revenue before intersegment eliminations:
Equipment revenue	$51,046	$36,191	$—	$—
Service revenue	8,292	4,582	20,464	17,232
Intersegment	—	—	440	50
Total Enventis revenue	$59,338	$40,773	$20,904	$17,282

Cost of sales, equipment (excluding depreciation and amortization)	45,001	30,779	339	373
Cost of services (excluding depreciation and amortization)	4,539	3,871	10,228	8,770
Selling, general and administrative expenses	5,115	4,587	4,361	4,387
Depreciation and amortization	494	349	3,261	2,699

Operating income	$4,189	$1,187	$2,715	$1,053
Net income	$2,478	$720	$1,596	$643

Capital expenditures	$587	$258	$5,341	$5,066

Revenue

Enventis Sector operating revenue before intersegment eliminations was $22,187,000 or 38.2% higher in 2007 compared to 2006. This increase was primarily due to the increase in Enterprise Network Services equipment revenue (see below).

Enterprise Network Services equipment revenue was $14,855,000 or 41% higher in 2007 compared to 2006. This increase was primarily due to revenue recognized from a large equipment installation contract with a customer, which accounted for $14,290,000 in equipment revenue. Due to the “one-time” nature of equipment sales, the Enterprise Network Services equipment revenue growth from year-to-year is dependant on the addition of new customers to replace and exceed revenue received from existing customers.

Enterprise Network Services revenue (non-equipment) was $3,710,000 or 81% higher in 2007 compared to 2006. This increase was primarily due to a $1,880,000 increase in maintenance revenue, which was largely the result of an increase in maintenance recognized to one customer of $1,331,000 in 2007 compared to 2006. Also contributing to the increase in non-equipment revenue in 2007 compared to 2006 was a $1,858,000 increase in contract services revenue associated with an increase in design, configuration and installation services related to voice and data equipment.

Enterprise Transport Services revenue was $3,232,000 or 18.8% higher in 2007 compared to 2006. This increase was primarily due to a $3,406,000 increase in fiber transport services.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue increased $14,188,000 or 45.5% in 2007 compared to 2006. This increase was primarily due to the costs incurred to support the increased revenue in the Enterprise Network Services product line. These costs are primarily equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) increased $2,126,000 or 16.8% in 2007 compared to 2006. This increase was primarily due to the following items: 1) a $1,179,000 increase in circuit expenses, which supported the increase in off-net revenue, 2) a $1,092,000 increase in wages and benefits due to increased staffing levels and 3) a $548,000 increase in professional fees due to external project management consulting. Offsetting the increase in cost of services was a $904,000 decrease in bad debt expense, which was the result of the collection of several previously written-off customer accounts and a lower amount of bad debt accruals in 2007.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses increased $502,000 or 5.6% in 2007 compared to 2006. This increase was primarily due to the following items: 1) a $656,000 increase in corporate expense allocations, 2) a $209,000 increase in computer expenses and a 3) $183,000 increase in professional accounting fees. Offsetting the increase was a $632,000 decrease in wages and commissions, which was the result of non-recurring bonus and overtime payments made in 2006.

The Enventis Sector recorded acquisition integration costs of approximately $2,400,000 in 2006, which did not reoccur in 2007. Without these one-time costs, Enventis Sector selling, general and administrative expenses would have increased 44.1% in 2007 compared to 2006. This substantial increase in costs was used to support the higher activity and operation levels of the Enventis Sector in 2007.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $707,000 or 23.2% higher in 2007 compared to 2006. Enventis Sector depreciation was $707,000 or 35.4% higher in 2007 compared to 2006. This increase was primarily due to the increase in assets placed in service in 2006 and 2007. Enventis Sector amortization remained constant in 2007 and 2006, respectively, and is attributed to intangible assets related to the Enventis acquisition in 2005.

Operating Income

Enventis Sector operating income was $4,664,000 or 208.2% higher in 2007 compared to 2006. This increase was due to the $22,187,000 increase in operating revenue, offset by the $14,188,000 increase in cost of sales (excluding depreciation and amortization), the $2,126,000 increase in cost of services (excluding depreciation and amortization), the $707,000 increase in depreciation and the $502,000 increase in selling, general and administrative expenses.

Net Income

Enventis Sector net income was $2,711,000 or 198.9% higher in 2007 compared to 2006. This increase was primarily due to the increased operating income mentioned above, offset by the change in taxes.

Discontinued Operations – Enterprise Solutions Sector

Effective December 31, 2006, we sold Collins to Skyview Capital, LLC. The selling price was comprised of a $100,000 note and up to $1,650,000 of earn-out payments in exchange for all of the Collins outstanding capital stock. Skyview Capital, LLC paid us $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years based on financial targets reached by Skyview Capital, LLC. We have received no payments to-date related to this earn-out provision.  The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement also contains a service agreement, whereby Skyview Capital, LLC agrees to provide customer support as a subcontractor for our Nortel equipment business. This agreement contains covenants against competition by the new owner in south-central Minnesota. HickoryTech recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations (see Note 3 to the Notes to the Consolidated Financial Statements).

Interest Expense

The outstanding balance of the revolving credit facility was $128,675,000 at December 31, 2007, $142,700,000 at December 31, 2006 and $142,035,000 at December 31, 2005. Interest expense of $8,121,000 increased $759,000 or 10.3% in 2007 compared to interest expense of $7,362,000 in 2006, and increased $2,999,000 or 68.7% in 2006 compared to interest expense of $4,363,000 in 2005. Interest expense increased in 2007 compared to 2006 because we received lower cooperative dividends in 2007 from one of our participating lenders and because we established longer-term interest rate protection which increased the overall effective interest rate. Cooperative dividends are accounted for as an offset to interest expense when earned. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $1,272,000 were recognized as an offset to interest expense during 2007. Without this offset, interest expense would have been $9,393,000 in 2007, an increase of $2,031,000 or 27.6% compared to 2006. The effective interest rate was 5.94%, 5.13% and 4.20% in 2007, 2006 and 2005, respectively.

Inflation

It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Dividends

We paid dividends of $6,357,000, or $0.48 per share, in 2007 and $6,316,000, or $0.48 per share in 2006. We announced a first quarter dividend of $0.12 per share in 2008, and if it is continued at that rate would produce an annual dividend of $0.48 per share. See page 25 for a further discussion of HickoryTech’s dividend tendencies and restrictions.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and short-term debt obligations plus shareholders’ equity) for HickoryTech was $161,138,000 at December 31, 2007, reflecting 19.8% equity and 80.2% debt. This compares to a capital structure of $173,175,000 at December 31, 2006, reflecting 17.4% equity and 82.6% debt. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends for at least the next 12 months. We employ an extended term payable financing arrangement for inventory purchases in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $14,443,000 and $7,719,000 as of December 31, 2007 and 2006 respectively, is not considered to be part of the Company’s capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

Cash Flows

Cash generated from operations was $30,731,000 in 2007, which was primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $19,004,000. The increase in changes in operating assets and liabilities of $9,190,000 from 2006 to 2007 was primarily due to a decrease in the amount of inventory on hand of $11,966,000 along with decreased accounts payable and accrued expenses of $3,123,000, which were offset by an increase in the receivables outstanding as of December 31, 2007 of $3,485,000. The decrease in inventory levels was due to the timing of projects in process in the Enterprise Network Services equipment revenue product line of the Enventis sector.

Cash generated from operations in 2006 was $17,562,000. Cash provided by operations in 2006 was attributable to net income plus non-cash expenses, including depreciation and amortization of $18,121,000 and the loss on discontinued operations totaling $2,967,000. Cash provided by operations in 2006 declined from 2005 by $14,367,000 due to changes in operating assets and liabilities of $14,219,000. The most significant, of which, was an increase in the inventory on hand, offset by a related decrease in prepaid inventory resulting in a net cash usage of $4,116,000, an increase in the outstanding accounts receivable balance of $4,032,000 and a decrease in outstanding accounts payables and accrued expenses of $3,255,000, all of which contributed to lower cash provided by operations. The increase in inventory on hand was the result of supporting the increased projects in process in the Enventis Sector as well as an increase in the average days of inventory on hand. Increased outstanding account receivable balances were primarily the result of the sales growth in the equipment revenue portion of the Enventis Sector and an increase in the average days’ of sales outstanding. The year 2006, which was the first year of integrated operations with Enventis, was a less typical year for cash flow from operations than 2005.

In 2005, we generated $31,929,000 in cash from operations, primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $15,436,000 and $6,523,000 from the changes in operating assets and liabilities.

Cash used in investing activities was $17,400,000 in 2007, $20,870,000 in 2006 and $56,547,000 in 2005. Capital expenditures were $17,500,000 in 2007, $21,058,000 in 2006 and $19,434,000 in 2005. The $3,558,000 decrease in capital spending from 2007 to 2006 was primarily related to reduced expenditures in our network broadband expansion, which is nearly complete, and a concentrated effort to focus spending on revenue generating products, services and key strategic initiatives. The level of total company capital spending over the next several years is expected to be slightly higher than the level of capital spending in 2007, yet lower than the level experienced in 2006. In 2005, the cash used in investing activities was significantly impacted by the acquisition of Enventis, in the amount of $38,378,000 plus working capital adjustments. In 2005, redemptions of investments totaling $2,100,000 offset cash used in investing activities.

Cash used in financing activities was $13,220,000 in 2007 and was a direct result of the Company’s effort to reduce the overall debt level. A decrease in the overall credit facility of $14,025,000 resulted from repayments of $29,525,000, offset by borrowings of $15,500,000. The increase in the extended term payable balance of $6,724,000 was used to facilitate Enventis equipment purchases, which related to sales growth experienced in 2007. In addition, HickoryTech paid dividends in the amount of $6,357,000 in 2007. Cash provided by financing activities of $2,909,000 in 2006 resulted from the use of the extended term payables arrangement in the Enventis Sector of $7,719,000 and the payment of dividends in the amount of $6,316,000. In 2005, cash provided by financing activities was $23,364,000. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,700,000 facility as of December 31, 2007), which amended its previous credit facility. The proceeds were used to repay the outstanding obligations under the previous credit facility, pay fees and expenses associated with the new credit facility and pay costs associated with the acquisition of Enventis. In addition, HickoryTech paid $6,277,000 of dividends in 2005.

Cash used in discontinued operations was $24,000 in 2007 and $118,000 in 2006. Cash provided by discontinued operations was $1,598,000 in 2005. In 2006, cash provided by operating activities was the result of the net operating loss of $927,000, which was offset by a decrease in the accounts receivable balances of $658,000. In 2005, cash provided by operating activities was the result of a reduction in the deferred tax asset of $562,000, a decreased inventory balance of $493,000 and a decrease of $487,000 in project costs that were not billed to customers.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $8,228,000 as of December 31, 2007 compared to working capital of $7,731,000 as of December 31, 2006. The ratio of current assets to current liabilities was 1.3 as of December 31, 2007 and 2006, respectively.

Extended-Term Payable

The Enventis Sector has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of an amount up to $16,000,000 by Hickory Tech Corporation. The financing agreement provides sixty-day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $14,443,000 and $7,719,000 at December 31, 2007 and 2006, respectively. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of the Company’s debt financing.

Long-Term Obligations

Our long-term obligations as of December 31, 2007 were $128,475,000, excluding current maturities of $475,000 on debt and $256,000 on current maturities of capital leases. Long-term obligations as of December 31, 2006, were $141,529,000 excluding current maturities of $1,300,000 on debt and $260,000 of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,700,000 facility as of December 31, 2007), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $106,075,000 as of December 31, 2007, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2007 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007, we are not required to make quarterly principle payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,600,000 as of December 31, 2007 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from December 31, 2007 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $3,000,000 as of December 31, 2007. For all components of the total credit facility, interest is payable at an applicable margin in excess of a prevailing pricing level. The prevailing price level is based on a Base Rate, LIBOR Rate Loans or RTFC rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, which are not publicly available and change from time to time. The applicable margin for the revolving credit facility, term loan B and term loan C is determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility and is payable quarterly. The credit facility requires us to enter into or maintain in effect, interest rate protection agreements on at least 50% of the facility’s outstanding balance in order to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on its bank loans and has implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. As a result of the new credit agreement, we incurred $1,525,000 of new debt placement costs in 2005, which will be amortized over the expected life of the debt facility.

Our debt requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility.

Our Telecom Sector leases certain computer equipment under capital lease arrangements. This Sector recorded additions to property, plant and equipment of $522,000, $266,000 and $782,000 in 2007, 2006 and 2005, respectively, related to these capital lease arrangements.

The following table sets forth our contractual obligations, along with the cash payments due each period. Interest on long-term debt is estimated using the interest rate as of December 31, 2007:

	(Dollars in thousands)
			2009 to	2012 to	2014 and
	Total	2008	2011	2013	after
Contractual Obligations
Long-term Debt	$128,675	$475	$6,900	$121,300	$—
Interest on Long-term Debt (A)	37,478	8,448	24,857	4,173	—
Capital Lease Obligations	531	256	275	—	—
Interest on Capital Leases	77	46	31	—	—
Purchase Obligations (B)	5,249	5,249	—	—	—
Pension Benefit Obligations (C)	1,696	185	569	942	—
Operating Leases	6,957	1,326	2,827	1,109	1,695
Total Contractual Cash Obligations	$180,663	$15,985	$35,459	$127,524	$1,695

(A)      Interest on long-term debt is calculated using a variable interest rate. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 to the Notes to the Consolidated Financial Statements).

(B)        Purchase obligations consist primarily of commitments incurred for construction projects.

(C)        Pension Benefit Obligations consist of the expected net premium payment and life insurance benefits to be paid relative to our Post Retirement Benefit Plan.

In addition, we have change of control agreements with key employees. These potential commitments are not included in the above schedule. Due to the uncertainty of when any FIN No. 48 payments would fall due, we have excluded all payments from the table above.

Off-Balance Sheet Arrangement/Contingent Commitments

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on its liquidity, or on its access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

Other

We have not conducted a public equity offering and operate with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit. By utilizing cash flow from operations and current cash balances, we believe that we have adequate resources to meet its anticipated operating, capital expenditures and debt service requirements.

Recent Accounting Developments

See Note 1, “Accounting Policies – Recent Accounting Developments,” in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $1,272,000 were recognized as an offset to interest expense during 2007. The unrecognized portion of the proceeds is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized as an offset to interest expense over the remaining original term of the agreement (six months ending in June 2008). Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2007, our interest expense would have increased $398,000.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Board of Directors and Shareholders

Hickory Tech Corporation

We have audited the accompanying consolidated balance sheet of Hickory Tech Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 29, 2008

Board of Directors and Shareholders

Hickory Tech Corporation

We have audited the internal control over financial reporting of Hickory Tech Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HickoryTech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of HickoryTech Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated February 29, 2008, which includes an explanatory paragraph discussing the adoption of Financial Accounting Standards Board Interpretation No. 48, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 29, 2008

To the Shareholder and Board of Directors

Hickory Tech Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, statements of shareholders’ equity and comprehensive income/(loss) and statement of cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Hickory Tech Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 14, 2007

Item 8.  Financial Statements and Supplementary Data

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollars in thousands, except share and per share amounts)

	2007	2006	2005
Operating Revenue:
Telecom sector	$76,847	$74,896	$77,922
Enventis sector (Note 3)
Equipment revenue	51,046	36,191	—
Services revenue	28,756	21,814	—
Total Enventis Sector	79,802	58,005	—
Total operating revenue	156,649	132,901	77,922

Costs and expenses:
Cost of sales, equipment, excluding depreciation and amortization	45,340	31,152	—
Cost of services, excluding depreciation and amortization	44,881	44,506	31,408
Selling, general and administrative expenses	24,244	23,291	12,600
Depreciation	17,847	16,949	14,943
Amortization of intangibles	1,157	1,172	493
Total costs and expenses	133,469	117,070	59,444

Operating income	23,180	15,831	18,478

Other income and expense:
Interest and other income	287	138	97
Interest expense	(8,121)	(7,362)	(4,363)
Total other (expense)	(7,834)	(7,224)	(4,266)

Income from continuing operations before income taxes	15,346	8,607	14,212
Income tax provision	6,711	3,372	5,646
Income from continuing operations	8,635	5,235	8,566
Discontinued operations (Note 3)
Loss from operations of discontinued component including loss on disposal of $3,385 in 2006	(40)	(4,556)	(62)
Income tax benefit	(16)	(1,589)	(25)
Loss on discontinued operations	(24)	(2,967)	(37)

Net income	$8,611	$2,268	$8,529

Basic earnings per share - continuing operations:	$0.65	$0.40	$0.65
Basic loss per share - discontinued operations:	—	(0.23)	—
	$0.65	$0.17	$0.65
Weighted average common shares outstanding	13,258,369	13,163,480	13,083,252

Diluted earnings per share - continuing operations:	$0.65	$0.40	$0.65
Diluted loss per share - discontinued operations:	—	(0.23)	—
	$0.65	$0.17	$0.65
Weighted average common and equivalent shares outstanding	13,260,087	13,163,480	13,097,417

Dividends per share	$0.48	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(Dollars in thousands except share and per share amounts)	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$171	$84
Receivables, net of allowance for doubtful accounts of $1,184 and $851	28,357	20,780
Inventories	7,054	11,294
Income taxes receivable	1,013	—
Deferred income taxes, net	1,334	815
Prepaid expenses	1,713	1,903
Other	1,196	1,662
Total current assets	40,838	36,538

Investments	3,830	3,554

Property, plant and equipment	322,249	309,264
Less accumulated depreciation	169,318	156,429
Property, plant and equipment, net	152,931	152,835

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	1,983	3,140
Financial derivative instruments	—	2,489
Deferred costs and other	2,674	3,105
Total other assets	29,896	33,973

Total assets	$227,495	$226,900

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Checks written in excess of available cash balances	$—	$1,475
Extended term payable	14,443	7,719
Accounts payable	4,538	4,211
Accrued expenses	7,740	5,826
Accrued income taxes	—	4,528
Advanced billings and deposits	5,158	3,488
Current maturities of long-term obligations	731	1,560
Total current liabilities:	32,610	28,807

Long-term liabilities:
Debt obligations, net of current maturities	128,475	141,529
Financial derivative instruments	1,451	—
Accrued income taxes	7,747	—
Deferred income taxes	14,901	15,332
Deferred revenue	1,527	2,596
Accrued employee benefits and deferred compensation	8,852	8,550
Total long-term liabilities	162,953	168,007

Total liabilities	195,563	196,814

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,284,903 in 2007 and 13,207,970 in 2006	1,329	1,321
Additional paid-in capital	11,031	9,992
Retained earnings	20,639	18,323
Accumulated other comprehensive income/(loss)	(1,067)	450
Total shareholders’ equity	31,932	30,086

Total liabilities and shareholders’ equity	$227,495	$226,900

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in thousands)	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$8,611	$2,268	$8,529
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	24	2,967	37
Depreciation and amortization	19,004	18,121	15,436
Amortization of gain on sale of financial derivative instrument	(1,272)	—	—
Provision for losses on accounts receivable	139	1,043	1,002
Deferred income tax provision (benefit)	1,523	(155)	274
Stock-based compensation	688	320	108
Employee retirement benefits and deferred compensation	670	1,680	375
Accrued patronage refunds	(230)	(1,049)	(367)
Other	80	63	12
Changes in operating assets and liabilities net of effects of acquisitions and dispositions:
Receivables	(7,814)	(4,329)	(297)
Prepaids	190	3,123	(164)
Inventories	4,239	(7,727)	(82)
Accounts payable and accrued expenses	2,190	(933)	2,322
Deferred revenue, billings and deposits	601	153	281
Income taxes	1,237	1,107	4,969
Other	851	910	(506)
Net cash provided by operating activities	30,731	17,562	31,929

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,500)	(21,058)	(19,434)
Increase in investments	—	—	(900)
Redemption of investments	—	21	2,100
Acquisitions, adjustments to purchase price	—	124	—
Acquisitions, net of cash acquired	—	—	(38,378)
Other	100	43	65
Net cash (used in) investing activities	(17,400)	(20,870)	(56,547)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	6,724	7,719	—
Change in cash overdraft	(1,475)	961	(1,364)
Repayments of credit agreement	—	—	(8,532)
Payments of capital lease obligations	(381)	(539)	(543)
Borrowings on credit facility	15,500	26,000	138,785
Repayments on credit facility	(29,525)	(25,335)	(99,250)
Proceeds from the sale of financial derivative instrument	1,936	—	—
Proceeds from issuance of common stock	358	419	545
Dividends paid	(6,357)	(6,316)	(6,277)
Net cash provided by (used in) financing activities	(13,220)	2,909	23,364

DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(24)	6	1,431
Net cash (used in) investing activities	—	(124)	(32)
Net cash provided by financing activities	—	—	199
Net cash provided by (used in) discontinued operations	(24)	(118)	1,598

Net increase (decrease) in cash and cash equivalents	87	(517)	344
Cash and cash equivalents at beginning of the year	84	601	257
Cash and cash equivalents at the end of the year	$171	$84	$601

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,319	$7,749	$4,521
Net cash paid (refunded) for income taxes	$3,935	$1,485	$(182)
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$522	$266	$782

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

Years Ended December 31

(Dollars in thousands)

	Common Stock		Additional Paid - In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity	Income/(Loss)

Balance, December 31, 2004	13,057,106	$1,306	$8,615	$20,119	$1,505	$31,545

Stock Award Plan	6,309		43			43
Employee Stock Purchase Plan	25,054	2	282			284
Directors’ Stock Retainer Plan	7,521	1	64			65
Dividend Reinvestment Plan	28,938	3	258			261
Net Income				8,529		8,529	$8,529
Dividends Paid				(6,277)		(6,277)
Other Comprehensive Income,
Net of Income Taxes					559	559	559
Total Comprehensive Income							$9,088

Balance, December 31, 2005	13,124,928	1,312	9,262	22,371	2,064	35,009

Stock Award Plan	17,386	2	139			141
Employee Stock Purchase Plan	24,089	3	171			174
Directors’ Stock Retainer Plan	9,013	1	64			65
Dividend Reinvestment Plan	32,554	3	242			245
Stock based compensation			114			114
Net Income				2,268		2,268	$2,268
Dividends Paid				(6,316)		(6,316)
Other Comprehensive Income,
Net of Income Taxes					(567)	(567)	(567)
Adoption of SFAS No. 158, net of tax of $690					(1,047)	(1,047)
Total Comprehensive Income							$1,701

Balance, December 31, 2006	13,207,970	1,321	9,992	18,323	450	30,086

Stock Award Plan	27,590	3	196			199
Employee Stock Purchase Plan	13,792	1	275			276
Directors’ Stock Retainer Plan	7,586	1	232			233
Dividend Reinvestment Plan	27,965	3	233			236
Stock based compensation			103			103
Net Income				8,611		8,611	$8,611
Dividends Paid				(6,357)		(6,357)
Adoption of FIN 48				62		62
Other Comprehensive Loss,
Net of Income Taxes					(1,517)	(1,517)	(1,517)
Total Comprehensive Income							$7,094

Balance, December 31, 2007	13,284,903	$1,329	$11,031	$20,639	$(1,067)	$31,932

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2007, 2006 and 2005

Note 1.   Summary of Significant Accounting Policies

The accounting policies of HickoryTech are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71. SFAS No. 71 provides guidance in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on shareholders’ investments).

Principles of Consolidation

Our consolidated financial statements include HickoryTech Corporation and its subsidiaries in the following two business segments: the Telecom Sector and the Enventis Sector. All inter–company transactions have been eliminated from the consolidated financial statements.

Cost of sales for the Enventis Sector includes the costs associated with the installation of products for customers. These costs are primarily for equipment and materials. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of services includes all costs related to delivery of communication services and products for all sectors. These operating costs include all costs of performing services and providing related products including engineering, customer service, billing and collections, network monitoring and transport costs.

Selling, general and administrative expenses include direct and indirect selling expenses, advertising and all other general and administrative costs associated with the operations of the business.

On December 29, 2006, we sold Collins to Skyview Capital, LLC. The Collins operations were formerly reported in the Enterprise Solutions Sector. The results of operations of the Enterprise Solutions Sector are reported as discontinued operations for all periods presented (see Note 3 to the Notes to the Consolidated Financial Statements).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from these estimates and assumptions.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility is reasonably assured.

Telecom Sector Revenue Recognition: Revenue in the ILEC and CLEC companies is earned from monthly billings to customers for telephone services, long distance, digital TV, DSL, Internet services, and hardware and other services. ILEC and CLEC revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Some revenue is realized under pooling arrangements with other telephone companies and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles and cut–off dates, we accrue for revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned based on billing dates.

Enventis Sector Revenue Recognition: Revenue in the Enventis Sector is generated from the following primary sources: i) the distribution of voice and data communications equipment provided primarily from Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of transport services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including resale of long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

•                  In instances where Enventis sells Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco. Therefore, revenue is recognized when the equipment is delivered to the customer site. In instances where Enventis sells Cisco voice and data communications equipment with installation obligations, terms of the agreements typically provide for installation services without customer-specific acceptance provisions, but sometimes may provide customer-specific acceptance provisions. For arrangements with no customer–specific acceptance arrangements, we recognize revenue when title passes to the customer. For contracts with customer specific acceptance provisions, we defer revenue recognition until the receipt of formal customer acceptance, assuming that all other revenue recognition criteria have been met. When a sale involves multiple elements, revenue is allocated to each respective element in accordance with EITF No. 00-21, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 provides guidance on how an arrangement involving multiple deliverables should be divided into separate units of accounting, but does not change otherwise applicable revenue recognition criteria. In the event that we enter into a multiple element arrangement and there are undeliverable elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record.  Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•                  When we sell equipment to customers, we also typically sell Cisco support contracts (“SmartNet” contracts). These support contracts state that Cisco will provide all support services, product warranty and updates directly to the customer. Because Enventis has no service obligations under these types of contracts, the earnings process has culminated for us upon the sale of the contract and therefore revenue is recognized immediately. Further, we are serving in an agency relationship to the customer for the sale of the contract and therefore the revenue is recorded net of the cost that we pay Cisco for the contract. Support services also include Enventis offered “24X7” support of a customer’s voice and data systems. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include Enventis sponsored professional support services. Such services are typically sold on a time and materials basis, but may be sold as a pre-paid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if pre-paid). In the event that these services are part of a multiple element arrangement, the fair value of the services are measured and deferred in accordance with EITF No. 00-21 mentioned above. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•                  Transport services are sold primarily through a contractual flat monthly fee. The revenue generated by these services is typically billed one month in advance and is deferred until the appropriate month of recognition.

•                  Enventis also manages customer voice and/or data services. Under these contracts, Enventis bills either a flat monthly fee or a fee that is variable based on the number of “seats” that the customer has. This revenue is recognized on a monthly basis as the services are provided.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $1,335,000, $1,377,000 and $1,240,000 in 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash equivalents include short–term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. At December 31, 2006, we had checks written in excess of available cash balances of $1,475,000 which was included in current liabilities.

Accounts Receivable

As of December 31, 2007, consolidated accounts receivable totaled $28,357,000, net of the allowance of doubtful accounts. As of December 31, 2007, we believe accounts receivable are recorded at their fair value. As there may by exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write–offs, changes in customer relationships and credit worthiness credit risk. Specific accounts receivable are written–off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $1,184,000 and $851,000 as of December 31, 2007 and 2006, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of raw materials, as of December 31, 2007 and December 31, 2006 was $3,312,000 and $2,850,000, respectively. The inventory value in the Enventis Sector is comprised of “finished goods in transit to customers” as of December 31, 2007 and December 31, 2006 was $3,742,000 and $8,444,000, respectively.

Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory write–downs may be recorded at the time acts that give rise to the lower value become known.

Investments

Investments include $2,530,000 of non-interest bearing Subordinated Capital Certificates from RTFC and $1,300,000 from Co-Bank which, are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.

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

On December 30, 2005 we acquired Enventis. The Enventis property, plant and equipment, consisting primarily of fiber optic communications network was valued under SFAS No. 141 as it pertains to accounting for assets under Purchase Accounting and recorded the assets at fair value at the time of acquisition.

The components of property, plant and equipment are summarized as follows:

(Dollars in thousands)	2007	2006
Telephone plant	$268,566	$261,427
Enventis property and equipment	34,914	29,048
Enventis Indefeasable Rights to Use	5,482	5,482
Other property and equipment	13,287	13,307
Total	322,249	309,264
Less accumulated depreciation	169,318	156,429
Property, plant, and equipment, net	$152,931	$152,835

Included in the Enventis property, plant and equipment is fiber optic cable and indefeasible right of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 and 25 years for new additions.

Depreciation for financial statement purposes is determined using the straight–line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 4.8%, 4.9% and 5.4% for 2007, 2006 and 2005, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to 20 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $505,000 and $461,000 ($1,412,000 and $1,821,000 asset, net of accumulated depreciation of $907,000 and $1,360,000) as of December 31, 2007 and 2006.

Capitalized Software Costs

Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. We capitalize costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three to ten years.

During 2007, 2006 and 2005, we capitalized $403,000, $1,254,000, and $2,147,000, respectively, of costs associated with software purchased or developed for internal use only. The 2007 costs primarily relate to software purchased to support the Enventis Sector voice over Internet protocol monitoring and managed services. The 2006 and 2005 costs related primarily to costs associated with integrating the new enterprise resource planning software that we converted to on January 1, 2006. Costs incurred in 2006 related primarily to the Enventis Sector, which was purchased in December 2005 and their migration to the software platform. Total capitalized software for internal use of $8,103,000 and $7,700,000 are included in property, plant and equipment at December 31, 2007 and 2006, respectively. Amortization expense relating to these costs amounted to $686,000 and $931,000 in 2007 and 2006, respectively, resulting in accumulated amortization of $4,727,000 and $3,928,000 at December 31, 2007 and 2006, respectively. Capitalized internal software costs, net of accumulated amortization of $3,376,000 and $3,659,000 are included in property, plant and equipment at December 31, 2007 and 2006, respectively.

Intangible Assets and Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 2 to the Notes to the Consolidated Financial Statements for a more detailed discussion of the intangible assets and goodwill. We did not have changes to goodwill in 2007 and expect the goodwill balance of $25,239,000 to be deductible for tax purposes. The changes to goodwill in 2006 are summarized below.

(Dollars in thousands)	2006
Goodwill as of December 31, 2005	$27,109
Goodwill adjustments associated with the acquisition of Enventis	167
Goodwill associated with the sale of Enterprise Solutions	(2,037)
Goodwill as of December 31, 2006	$25,239

Accrued Incentive Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts accrued for Employee Incentive Compensation of $2,035,000 and $489,000 at December 31, 2007 and December 31, 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 11 to the Notes to the Consolidated Financial Statements for additional information regarding income taxes.

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the Hickory Tech Corporation Amended and Restated Employee Stock Purchase Plan. Dilution is determined using the treasury stock method.

	2007	2006	2005
Weighted Average
Shares Outstanding	13,258,369	13,163,480	13,083,252
Stock Options	1,718	—	5,955
Stock Subscribed (ESPP)	—	—	8,210
Total Weighted Average Common
and Equivalent Shares Outstanding	13,260,087	13,163,480	13,097,417

Options to purchase 441,000 shares as of December 31, 2007, 515,884 shares as of December 31, 2006 and 503,850 shares as of December 31, 2005 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Post-Retirement Benefits

The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated in accordance with the methods specified in SFAS No. 158 and SFAS No. 106. Where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, we adopted the following policies: Any prior service cost, or cumulative net gains and losses in excess of 10% of the SFAS No. 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due”. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. This rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

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

Stock Compensation

On January 1, 2006, we adopted SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB No. 25. We adopted SFAS No. 123(R) using the modified prospective method. Under this method, prior periods are not restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with APB No. 25, which required the use of the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for stock options granted, since the exercise price was equal to the fair market value of the shares at the grant date. The grant date fair value of stock options is estimated using the Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at time of vesting. Forfeitures are estimated based on historical experience. Compensation costs are recognized over the vesting period. Company stock options vest over a three-year period. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended December 31, 2005:

Year Ended
(Dollars in thousands)	December 31, 2005

Reported Net Income	$8,529
Add: Stock-based employee compensation expense
included in reported net income, net of
related tax effects (ESPP)	64
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	224

Pro Forma Net Income	$8,369

Earnings per share:
Basic - as reported	$0.65
Basic - pro forma	$0.64

Diluted - as reported	$0.65
Diluted - pro forma	$0.64

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of 2009. SFAS No. 141(R) is currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the calendar year 2008. We are currently assessing the impact of SFAS No. 157 on our results of operations, cash flows and financial condition.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The provisions of SFAS No. 159 are currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009. SFAS No. 160 is currently not expected to have a material effect on our consolidated financial statements.

Note 2.   Goodwill and Other Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. No such event occurred during 2007 or 2006. As of December 31, 2007 and 2006, we completed our annual impairment tests for acquired goodwill. The 2006 test included Enventis for the first time and excluded Collins given it was sold prior to the year-end test. This testing resulted in no impairment charges to goodwill as the determined fair value was sufficient to pass the first step impairment test.

On December 31, 2006, we divested ourselves of Collins. The Collins results of operations, which were formally recorded in the Enterprise Solutions Sector, had a goodwill balance of $2,037,000, which was written off in connection with the divestiture.

On December 30, 2005, we acquired Enventis. The preliminary purchase price allocation resulted in goodwill of $2,023,000, which was adjusted to $2,190,000 as of December 31, 2006, as noted in the table below. A summary of changes in the Enventis goodwill is as follows:

Enventis
(Dollars in Thousands)	Goodwill
Balance at December 31, 2005	$2,023
Purchase price adjustments	124
Other	43
Balance as of December 31, 2006	$2,190

The carrying value of our goodwill decreased from $27,109,000 as of December 31, 2005 to $25,239,000 as of December 31, 2006, due to the sale of Collins and working capital adjustments and purchase price allocation adjustments associated with the purchase of Enventis (See Note 3 to the Notes to the Consolidated Financial Statements).

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

		As of December 31, 2007		As of December 31, 2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$2,456	$4,229	$1,504
Other intangibles	1 - 5 years	730	520	730	315
Total		$4,959	$2,976	$4,959	$1,819

During 2005, we acquired Enventis. Part of the acquisition price included $3,400,000 for customer relationships and contracts and $600,000 for the other intangibles. In addition, we also completed another acquisition in 2005 that included $8,000 for customer relationships and $21,000 for other intangibles.

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for 2007, 2006 and 2005 was $1,157,000, $1,172,000, and $104,000, respectively. Total estimated amortization expense for the five years subsequent to 2007 is as follows: 2008 - $1,127,000; 2009 - $853,000; 2010 - $3,000; 2011 - $0 and 2012 - $0.

Note 3.   Acquisition, Disposition and Discontinued Operations

Acquisition of Enventis

On December 30, 2005, we purchased all of the capital stock of Enventis from another public company. The initial purchase price was $35,500,000, paid in cash, with the possibility of further purchase price adjustments and transaction costs. After purchase price adjustments, the total consideration was $38,602,000. Enventis had no debt at the time of acquisition and there were no contingent payments or earn outs.

The financing for the $38,602,000 total purchase consideration for Enventis, plus an additional $8,500,000 for Enventis working capital, was entirely from our credit agreement, as established on December 30, 2005. The credit facility is comprised of a $30,000,000 revolving credit component which expires on December 30, 2011 and a $130,000,000 term loan component, which has partial maturities during its term, with final maturity on June 30, 2013 (See Note 9 to the Notes to the Consolidated Financial Statements).

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

Of the identifiable intangible assets identified above, customer relationships and contracts have useful lives of four years and the Cisco Gold supplier relationship has a useful life of three years. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Dispositions

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins to Skyview Capital, LLC for an initial price of $100,000, paid by delivery of a promissory note, plus up to $1,650,000 of earn-out payments. Skyview Capital, LLC paid us $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next four years if financial targets are reached by Skyview Capital, LLC. We have received no payments to-date related to this earn-out provision. The $100,000 mentioned above has been included in the calculation of the net loss mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. We recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

The following table includes certain summary statement of operations information related to the operations of Enterprise Solutions and the wireless business reflected in discontinued operations for the years ended December 31:

(Dollars in thousands)	2007	2006	2005
Revenues and sales	$—	$11,049	$14,589
Operating expenses	—	12,115	14,740
Depreciation and amortization	—	104	117
Operating loss	—	(1,170)	(268)
Loss on sale of discontinued operations	—	(3,385)	—
Other income/expense	(40)	(1)	206
Pretax loss from discontinued operations	(40)	(4,556)	(62)
Income tax benefit	(16)	(1,589)	(25)
Net loss of discontinued operations	$(24)	$(2,967)	$(37)

The following table summarizes the net assets and liabilities relating to Enterprise Solutions that were sold to Skyview Capital, LLC as of December 31, 2006.

2006
Current assets	$2,869
Property, plant and equipment	253
Goodwill	2,037
Assets	$5,159

Current liabilities	$1,674
Other liabilities	—
Liabilities	$1,674

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $128,791,000 at December 31, 2007 and $132,202,000 at December 31, 2006, compared to carrying values of $128,475,000 and $141,529,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

Note 5.   Accumulated Other Comprehensive Income/(Loss)

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This statement established rules for the reporting of comprehensive income (loss) and its components. In addition to net income, our comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the year ended December 31, 2007 and 2006 was $7,094,000 and $1,701,000, respectively.

In March 2007, we terminated our two outstanding interest-rate swap agreements with original maturities in June 2008, in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the original swap agreement.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2004	$—	$—	$—	$1,505	$1,505
2005 Activity	—	—	—	559	559
December 31, 2005	—	—	—	2,064	2,064
2006 Activity	—	—	—	(567)	(567)
Adoption of SFAS No. 158	(867)	37	(217)	—	(1,047)
December 31, 2006	(867)	37	(217)	1,497	450
2007 Activity	(87)	242	36	(1,708)	(1,517)
December 31, 2007	$(954)	$279	$(181)	$(211)	$(1,067)

(1) Amounts pertain to our postretirement benefit plans.

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income/(loss) is as follows:

	2007	2006	2005
Income tax (liability) related to OCI components
beginning of year	$(301)	$(1,365)	$(996)
Income tax (liability) changes related to:
Unrecognized net actuarial loss	57	571	—
Unrecognized prior service credit	(159)	(24)	—
Unrecognized transition asset	(24)	143	—
Unrecognized gain on derivatives	1,568	374	(369)
Income tax (liability) related to OCI components
end of year	$1,141	$(301)	$(1,365)

Note 6.   Business Segments

Our operations are conducted in two business segments as: (i) Telecom Sector and (ii) Enventis Sector. The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven communities in northwest Iowa as an ILEC. The Telecom Sector operates fiber optic cable transport facilities in Minnesota. The Telecom Sector offers an alternative choice for local telecommunications service, known as CLEC service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. The Telecom Sector, through NIBI, also provides data processing and related services to HickoryTech’s other product lines and to other external telephone companies, municipalities, utilities and wireless and cable TV providers. Prior to the sale of Collins, the Enterprise Solutions Sector designed, sold, installed and serviced business telephone systems and data communications equipment primarily in metropolitan Minneapolis/St. Paul, Minnesota. The Enterprise Solutions Sector operations are reported as discontinued operations for all periods presented. The Enventis Sector specializes in providing telecommunications and network solutions for companies of all sizes. In addition to its statewide, fiber optic network, Enventis provides innovative internet protocol services that combine voice and data onto a single platform.

Business segment information for the years ended December 31, 2007, 2006 and 2005 is as follows:

Years Ended December 31			Corporate and
(Dollars in thousands)	Telecom	Enventis	Eliminations	Consolidated
2007
Revenue from unaffiliated customers	$76,847	$79,802	$—	$156,649
Intersegment revenue	467	440	(907)	—
Total operating revenue	77,314	80,242	(907)	156,649

Depreciation and amortization	15,218	3,755	31	19,004
Operating income/(loss)	17,796	6,904	(1,520)	23,180
Interest expense	72	—	8,049	8,121
Income taxes	7,287	2,904	(3,480)	6,711
Income/(loss) from continuing operations	10,460	4,074	(5,899)	8,635
Identifiable assets	152,961	66,842	7,692	227,495
Capital expenditures	11,489	5,928	83	17,500

			Corporate and
	Telecom	Enventis	Eliminations	Consolidated
2006
Revenue from unaffiliated customers	$74,896	$58,005	$—	$132,901
Intersegment revenue	260	50	(310)	—
Total operating revenue	75,156	58,055	(310)	132,901

Depreciation and amortization	15,009	3,048	64	18,121
Operating income/(loss)	15,100	2,240	(1,509)	15,831
Interest expense	(79)	—	7,441	7,362
Income taxes	5,960	879	(3,467)	3,372
Income/(loss) from continuing operations	9,237	1,363	(5,365)	5,235
Identifiable assets	157,058	59,856	9,986	226,900
Capital expenditures	15,631	5,324	103	21,058

			Corporate and
	Telecom	Enventis	Eliminations	Consolidated
2005
Revenue from unaffiliated customers	$77,922	$—	$—	$77,922
Intersegment revenue	128	—	(128)	—
Total operating revenue	78,050	—	(128)	77,922

Depreciation and amortization	15,375	—	61	15,436
Operating income/(loss)	18,829	—	(351)	18,478
Interest expense	61	—	4,302	4,363
Income taxes	7,464	—	(1,818)	5,646
Income/(loss) from continuing operations	11,324	—	(2,758)	8,566
Identifiable assets	152,227	52,061	12,546	216,834
Capital expenditures	19,312	—	122	19,434

NOTE 7.   STOCK COMPENSATION

Employee Stock Purchase Plan

Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. As of December 31, 2007, there were 500,000 common shares reserved for this plan and 486,208 shares still available for issuance. As of December 31, 2007, employees had subscribed to purchase approximately 20,193 shares in the new plan year ending August 31, 2008. At December 31, 2006, employees had subscribed to purchase approximately 18,273 shares for the plan year that ended August 31, 2007. We recorded stock compensation expense in the amount of $24,000 during 2007 related to this plan.

Retainer Stock Plans for Directors

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors receive $5,000 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2007, there were 300,000 common shares reserved for this plan and 230,422 shares still available for future issuance.

Non-Employee Directors’ Incentive Plan

Beginning in May 2005, we began offering a Directors’ Incentive Plan to attract and retain outside Directors. This plan provided for each Director to receive 1,000 shares of our common stock if the Company meets pre-established objectives. In 2006, each director received 1,000 shares of our common stock under this plan based on 2005 results. No shares were paid out in 2007 for the 2006 plan year. Effective with the 2007 plan year, the plan provides for each director to receive 2,000 shares of our common stock versus 1,000 shares, contingent upon HickoryTech meeting pre-established objectives. As of December 31, 2007 there were 200,000 common shares reserved for this plan and 190,000 shares available for future grants.

Stock Award Plan

HickoryTech’s stock award plan provides for the granting of non-qualified stock options, stock awards and restricted stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. Stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2007, there were 1,750,000 common shares reserved for this plan and 992,475 shares available for future grants.

The Company recognizes stock compensation charges related to stock award plans when management concludes it is probable that the participant will earn the award. Such compensation charges are recorded based upon the fair value of our stock and is recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs.

On January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

The Consolidated Financial Statements for 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had minimal impact on earnings per share, diluted earnings per share and cash flow from financing and operations in 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Consolidated Statements of Operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123 as well as grants in 2006 under SFAS No. 123(R). Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We use historical data to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. We use a seven-year period to calculate the historical volatility of our stock price for use in the valuation model. The dividend yield rate is based on our current dividend payout pattern and current market price. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding.

There were no stock option awards granted during 2007. In September 2006, Mr. John W. Finke, current President and Chief Executive Officer, received a one-time grant of 15,000 options associated with his acceptance of the Chief Executive Officer position. The weighted average grant date fair value of these options was $1.43 per share. Other than the one-time stock award issued to Mr. Finke, options were last granted under the Company’s Stock Award Plan in February 2005. The Stock Award Plan provides for the issuance of stock options, but no current compensation programs have options as a component.

The following table details the key assumptions used in computing fair value using the Black-Scholes Option valuation model during the three-year period ended December 31, 2007:

	2007	2006	2005
Volatility	—	37.0%	33.9%
Dividend Yield	—	6.9%	4.5%
Risk-Free Interest Rates	—	4.8%	4.1%
Expected Life in Years	—	7	7

A summary of all stock option activity for the three-year period ended December 31, 2007 is as follows:

				Weighted Average
	Options			Exercise Price
	2007	2006	2005	2007	2006	2005
Outstanding at Beginning of Year	515,884	578,850	549,065	$12.75	$12.63	$12.86
Granted	—	15,000	60,000	—	6.95	10.85
Exercised	—	—	—	—	—	—
Forfeited	(499)	(28,448)	—	10.76	11.15	—
Expired	(39,385)	(49,518)	(30,215)	12.22	10.50	13.41
Outstanding at End of Year	476,000	515,884	578,850	$12.79	$12.75	$12.63
Exercisable at End of Year	454,335	462,556	449,895	$12.97	$13.07	$13.14
Weighted Average Fair Value of Options Granted During the Year	$—	$1.43	$2.68
Fair Value of Options Vesting During the Year	$156,000	$186,000	$227,000
Intrinsic Value of Options Exercised During the Year	$—	$—	$—

All stock options granted in 2006 and 2005 had an exercise price equal to the fair market value of our common stock on the date of grant.

The following table provides certain information with respect to stock options outstanding at December 31, 2007:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	8.7 years
$8.00 - $12.00	177,200	10.26	5.4 years
$12.00 - $16.00	230,050	13.87	3.1 years
$16.00 - $21.00	53,750	18.18	3.2 years
	476,000	$12.79	4.1 years

Aggregate Intrinsic Value		$75,000

The following table provides certain information with respect to stock options exercisable at December 31, 2007:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	5,000	$6.95	8.7 years
$8.00 - $12.00	165,535	10.22	5.3 years
$12.00 - $16.00	230,050	13.87	3.1 years
$16.00 - $21.00	53,750	18.18	3.2 years
	454,335	$12.97	3.95 years

Aggregate intrinsic value:		$52,000

As of December 31, 2007, there was $18,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. We expect to recognize this expense over a weighted average period of two years.

Note 8.   Extended Term Payable

The Enventis Sector has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under this financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of an amount up to $16,000,000 by HickoryTech Corporation. The financing agreement provides 60 day interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $14,443,000 and $7,719,000 at December 31, 2007 and 2006, respectively. These balances are classified as current liabilities in the accompanying Balance Sheet and are not considered part of the Company’s debt financing.

Note 9.   Debt and Other Obligations

Our long-term obligations as of December 31, 2007, were $128,475,000, excluding current maturities of $475,000 on debt and $256,000 on current maturities of capital leases. Long-term obligations as of December 31, 2006, were $141,529,000 excluding current maturities of $1,300,000 on debt and $260,000 of capital leases. On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,700,000 facility as of December 31, 2007), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $106,075,000 as of December 31, 2007, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2007 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007 we are not required to make quarterly principle payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,600,000 as of December 31, 2007, and is held entirely by RTFC. Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2006 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $3,000,000 as of December 31, 2007. Under the credit facility, interest will be payable at an applicable margin in excess of a prevailing pricing level. The prevailing pricing level will be based on a Base Rate, LIBOR Rate Loans or the RTFC rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, are not publicly available and change from time to time. The applicable margin for the revolving credit facility, term loan B and term loan C will be determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility, payable quarterly. The credit facility requires us to enter into or maintain in effect interest rate protection agreements on at least 50% of the facility’s outstanding balance, to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans and have implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. As a result of the new credit agreement, we incurred $1,525,000 of new debt placement costs in 2005. Our effective interest rate was 5.94%, 5.13% and 4.20% in 2007, 2006 and 2005, respectively.

(Dollars in thousands)	2007	2006
Credit facility, average interest at 5.9%, maturing in varying amounts through 2013	$128,675	$142,700
Capitalized lease obligations, average interest at 11.1%, maturing December 2010	531	389
Total	129,206	143,089
Less current maturities	731	1,560
Long-Term obligations	$128,475	$141,529

Long-term obligations consist of the following:

Credit Facility Obligations

Our debt requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. The terms of our credit facility include certain restrictions regarding the payment of dividends.  The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. At December 31, 2007, we were in violation of this dividend restriction, but a waiver was obtained.

Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property, general intangibles, cash and proceeds of the foregoing and a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries.

The term loan component has a provision whereby we periodically receive patronage capital refunds depending on the amount of interest paid. This patronage refund is recorded as an offset to interest expense and amounted to $231,000 in 2007, $1,049,000 in 2006 and $367,000 in 2005.

Annual requirements for principal payments for the years subsequent to 2007 are as follows: 2008 - $475,000; 2009 - $1,300,000; 2010 - $1,300,000; 2011 - $4,300,000; 2012 - $102,700,000 and 2013 - $18,600,000.

Note 10.   Employee Retirement Benefits

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We contribute up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution. Our contributions and costs for the retirement savings plan were $1,432,000 in 2007, $1,350,000 in 2006 and $1,013,000 in 2005.

In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We account for these post-retirement benefits in accordance with SFAS No. 158 (see below). We are not currently funding these post-retirement benefits, but have accrued these liabilities. New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits.

We adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that we recognize the funded status of our postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.  The impact of SFAS No. 158, net of tax on our December 31, 2006 consolidated financial statements based on the actuarial measurements of plan assets and obligations dated December 31, 2006 was $1,047,000.

The following table summarizes the balance sheet impact, including the benefit obligations and assets associated with our postretirement benefit plans as of December 31, 2007 and 2006, respectively.

(Dollars in thousands)	2007	2006
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$7,672	$7,878
Service Cost	286	322
Interest Cost	455	429
Amendments	(413)	—
Actuarial Gain	215	(754)
Benefits Paid	(257)	(203)
Benefit Obligation at End of Year	$7,958	$7,672

Change in Plan Assets
Fair Value of Assets at Beginning of Year	$—	$—
Actual Return on Assets	—	—
Employer Contribution	257	203
Distributions	(257)	(203)
Fair Value of Assets at End of Year	$—	$—

	2007	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$286	$322	$367
Interest Cost	455	429	460
Expected Return on Plan Assets	—	—	—
Amortization of Transition Obligation	60	60	60
Amortization of Prior Service Cost	(12)	(11)	(11)
Recognized Net Actuarial Loss	70	124	175
Net Periodic Benefit Cost	$859	$924	$1,051

Weighted-Average Assumptions as of December 31:
Used to Determine the Post-Retirement Expense	6.20%	6.00%	5.75%
Used to Determine the Benefit Obligation	6.00%	6.00%	5.50%

In 2008, we expect to recognize approximately $60,000 of the transition obligation, ($55,000) of the prior service credit and $79,000 of the net actuarial loss as a component of total period post-retirement benefit expense.

Health Care Trend Rates for the Year Ending December 31, 2007

Year	Trend Rate
2008-2009	8.00%
2009-2010	7.50%
2010-2011	7.00%
2011-2012	6.50%
2012-2013	6.00%
2013-2014	5.50%
2014-2015	5.00%
2015+	4.50%

(Dollars in thousands)

Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease

Accum. Post-Retirement Benefit Oblig. as of December 31, 2007
Dollar	$1,269	$(1,023)
Percentage Change in Retiree Medical	16.9%	(13.6)%

Service Cost and Interest Cost for Fiscal 2007
Dollar	$150	$(148)
Percentage Change in Retiree Medical	18.7%	(18.5)%

The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 8.0% in 2008 and decreases 0.5% each year until it reaches 4.5% in 2015 and remains at 4.5% for the years thereafter. These assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted, which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which requires current recognition of the federal subsidy that employers may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under its post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D. Consequently, we re-measured our accumulated post-retirement benefit obligation as of June 30, 2004 to account for the federal subsidy. As of December 31, 2007 and 2006, the reduction in the accumulated post-retirement benefit obligation due to the subsidy was $961,000 and $937,000, respectively.

Note 11.    Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2007, 2006 and 2005 include the following components:

(Dollars in thousands)	2007	2006	2005
Current Income Taxes:
Federal	$4,027	$972	$3,726
State	1,145	276	1,060
Deferred Income Taxes:
Federal	1,031	218	496
State	492	317	339
Total Income Tax Provision	$6,695	$1,783	$5,621

Income tax expense is included in the financial statements as follows:

(Dollars in thousands)	2007	2006	2005

Continuing Operations	$6,711	$3,372	$5,646
Discontinued Operations	(16)	(1,589)	(25)
Total Income Tax Provision	$6,695	$1,783	$5,621

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2007	2006
Tax Liabilities:
Depreciation and Fixed Assets	$14,342	$12,509
Intangible Assets	5,668	5,274
Derivatives	—	991
Other	124	158
Gross Deferred Tax Liability	$20,134	$18,932

Tax Assets:
Deferred Compensation and Post-Retirement Benefits	$3,835	$3,439
Receivables and Inventories	630	519
Accrued Liabilities	829	457
Derivatives	578	—
State Net Operating Loss	1,550	1,616
Capital Loss	695	—
Gross Deferred Tax Asset	8,117	6,031
Valuation Allowance	(1,550)	(1,616)
Net Deferred Tax Liability	13,567	14,517
Current Deferred Tax Asset	1,334	815
Net Non-Current Deferred Tax Liability	$14,901	$15,332

We have state net operating loss carry-forwards for tax purposes, available to offset future income of approximately $26,600,000 at December 31, 2007. The state net operating loss carry-forwards expire in varying amounts between 2018 and 2026. The utilization of these carry-forwards as an available offset to future taxable income is subject to limitations under applicable state income tax laws. A valuation allowance has been established to reduce the carrying value of the benefits associated with the net operating losses incurred by our subsidiaries in the state of Iowa. This valuation allowance was established due to uncertainty as to realization of these benefits based on the continued net operating losses generated by these subsidiaries. Future events and changes in circumstances could cause this valuation allowance to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	2007	2006	2005
Statutory Tax Rate	35.0%	34.0%	34.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	6.1	6.1	5.8
Release of Income Tax Reserve and Prior Year Adjustments	0.6	(1.2)	—
Medicare Part D Subsidy	(0.3)	(0.6)	(0.4)
FASB Interpretation No. 48	2.5	—	—
Other, Net	(0.2)	0.9	0.3
Effective Tax Rate	43.7%	39.2%	39.7%

We adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of the date of adoption, we had approximately $7,242,000 of unrecognized tax benefits (excluding interest), of which approximately $748,000 relates to a deferred tax asset that is fully reserved for financial reporting purposes. As a result of adoption, we recognized a credit of approximately $62,000 in the January 1, 2007 retained earnings balance.

The reconciliation of unrecognized tax benefits as of December 31, 2007 is shown below.

(Dollars in thousands)	2007
Unrecognized tax benefits, Opening balance (excluding interest)	$6,494
Increases:
Tax positions taken in current period	27
Tax position taken in prior periods	748
Decreases:
Tax positions taken in prior periods	—
Settlements	—
Lapse of statute limitations	(14)
Unrecognized tax benefits,
Ending balance (excluding interest)	$7,255

As of December 31, 2007, we had unrecognized tax benefits totaling $7,255,000. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $7,237,000.

We recognize interest and penalties related to income tax matters as income tax expense. As of the date of the FIN No. 48 adoption, we had $172,000 (net of tax) accrued for interest and nothing accrued for penalties related to tax matters. As of December 31, 2007 we had accrued $492,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2004 except to the extent of losses utilized in subsequent years.

Note 12.   Financial Derivative Instruments

We use financial derivative instruments to manage our overall exposure to fluctuations in interest rates. We account for derivative instruments in accordance with SFAS No. 133, as amended by SFAS No. 149, which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $1,272,000 were recognized as an offset to interest expense in 2007. The remaining proceeds will be recognized as an offset to interest expense over the remaining original term of the agreements, a period of six months, ending in June 2008. Immediately following the termination of the two swap agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement. The fair value of our derivatives at December 31, 2007 and 2006 is a net liability of $1,451,000 and a net asset of $2,489,000, respectively.

Note 13.   Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business but do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Operating Lease Commitments

We own most of our major facilities, but do lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $1,404,000 in 2007, $1,831,000 in 2006 and $1,240,000 in 2005. At December 31, 2007, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2008 - $1,326,000;  2009- $1,153,000; 2010 - $912,000;  2011 - $762,000;  2012 - $585,000 and thereafter - $2,219,000.

Note 14.   Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share amounts)

	2007
	4th	3rd	2nd	1st
Operating revenues	$38,261	$35,859	$45,602	$36,927
Operating income	$4,886	$5,574	$7,653	$5,067
Income from continuing operations	$1,531	$2,082	$3,254	$1,768
Income from disc. ops., net of taxes	$(7)	$(8)	$(8)	$(1)
Net income	$1,524	$2,074	$3,246	$1,767
Basic EPS - continuing operations	$0.12	$0.16	$0.25	$0.13
Basic EPS - discontinued operations	$—	$—	$—	$—
Fully Diluted EPS - continuing operations	$0.12	$0.16	$0.25	$0.13
Fully Diluted EPS - discontinued operations	$—	$—	$—	$—

Dividends Per Share	$0.12	$0.12	$0.12	$0.12

	2006
	4th	3rd	2nd	1st
Operating revenues	$33,401	$32,670	$34,090	$32,740
Operating income	$2,978	$4,230	$4,444	$4,179
Income from continuing operations	$486	$1,629	$1,587	$1,533
Income from disc. ops., net of taxes	$(2,426)	$(184)	$(213)	$(144)
Net income	$(1,940)	$1,445	$1,374	$1,389
Basic EPS - continuing operations	$0.04	$0.12	$0.12	$0.12
Basic EPS - discontinued operations	$(0.18)	$(0.01)	$(0.02)	$(0.01)
Fully Diluted EPS - continuing operations	$0.04	$0.12	$0.12	$0.12
Fully Diluted EPS - discontinued operations	$(0.18)	$(0.01)	$(0.02)	$(0.01)

Dividends Per Share	$0.12	$0.12	$0.12	$0.12

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

Note 15.   Subsequent Events

HickoryTech’s Board of Directors has declared a regular quarterly dividend of 12 cents per share, payable March 5, 2008 to shareholders of record on February 15, 2008. This dividend is the same value as each of the  quarterly dividends paid in 2007.

We will begin to phase out the use of the Encompass brand name. Any references to this brand name in this document are for historical purposes only.

Item 9.   Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

Dated: February 29, 2008

John W. Finke	David A. Christensen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance Matters

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Security Ownership of Management,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. Disclosure relating to the audit committee, including the audit committee financial expert, found under the heading of “Audit Committee Report” in the Proxy Statement is incorporated by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, Director of Regulatory Affairs, Director of Public and Investor Relations, Controller, Senior Manager of Financial Compliance, the Board of Directors and other appropriate personnel as identified.

Item 11.   Executive Compensation

Information as to executive compensation included under the headings of “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at 2007 Fiscal Year-End,” “2007 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation for 2007,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to beneficial ownership of more than five percent of HickoryTech’s common stock included under the heading “Beneficial Owners of Common Stock” of the Proxy Statement is incorporated by reference. The information as to security ownership of management included under the heading of “Security Ownership of Management” in the Proxy Statement is incorporated by reference.

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2007.

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
Plan Category	and rights		column A)

Equity compensation
plans approved by
security holders (1):	476,000	$12.79	1,899,105

Equity compensation
plans not approved by
security holders:	—	—	—
Total	476,000	$12.79	1,899,105

(1) - Includes the Company’s Employee Stock Purchase Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan, Non-Employee Directors’ Incentive Plan and Stock Award Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence

We do not know of any transactions with related persons required to be reported under this item. The information regarding director independence under the caption “Corporate Governance Matters – The Board of Directors and Committees,” in the Proxy Statement is incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information under the heading “Independent Auditors and Payment of Fees to Auditors,” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

1.  Index of Consolidated Financial Statements

The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

3.           Exhibits

The following documents are filed as Exhibits to this Form 10-K or incorporate by reference herein.  Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q filed May 7, 1999)

3(b)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10Q filed May 3, 2007)

3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of HickoryTech Corporation (Incorporated by reference to Exhibit 3(c) to the Registrant’s Form 10-K filed March 29, 2000)

4(a)	Shareholder Rights Agreement (Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed March 9, 1999)

4(b)

Third Amended and Restated Credit Agreement dated as of December 30, 2005, by and among HickoryTech Corporation, as Borrower, the Lenders referred to herein and Wachovia (formerly known as First Union National Bank), as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 6, 2006)

Exhibit	Description
10.1+

Supplemental Retirement Agreement dated January 31, 1984, between registrant’s subsidiary, Mankato Citizens Telephone company, and David A. Christensen (Incorporated by reference to Exhibit 10(b) to the Registrant’s Form S-8 filed May 11, 1993

10.2+	HickoryTech Corporation Directors’ Stock Options Plan Amended and Restated February 5, 2003 (Incorporated by reference to Exhibit 10(g) to the Registrant’s Form 10-K filed March 9, 2004)

10.3+

HickoryTech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the Registrant’s Form 10-Q filed August 12, 1996)

10.4+	HickoryTech Corporation Retirement Savings Plan and Trust, as amended (Incorporated by reference to Exhibit 10(j) to the Registrant’s Form S-8 dated May 11, 1993)

10.5+	HickoryTech Corporation 1993 Stock Award Plan (Amended and Restated effective January 29, 1997) (Incorporated by reference to Exhibit 10(l) to the Registrant’s Form 10-K dated March 26, 1997)

10.6+	Summary of the HickoryTech Corporation Long-Term Executive Incentive Program (Incorporated by reference to Exhibit 10(q) to the Registrant’s Form 8-K filed February 22, 2005)

10.7+	Form of Stock Option Agreement Used in connection with Grants Under the 1993 Stock Award (Incorporated by reference to Exhibit 10(r) to the Registrant’s Form 10-K filed March 4, 2005)

10.8	HickoryTech Corporation Directors’ Incentive Plan (Incorporated by reference to Exhibit 10(s) to the Registrant’s Form 8-K filed May 9, 2005)

10.9

Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005 (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2005)

10.10

First Amendment to the Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005 (Incorporated by reference to Exhibit 2.1A to the Registrant’s Current Report on Form 8-K filed on January 05, 2006)

10.11

Agreement for Wholesale Financing between HickoryTech and GE Commercial Distribution Finance Corporation dated February 23, 2006, as amended (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 7, 2006)

10.12+	Change of Control Agreement between HickoryTech Corporation and Walter E. Prahl (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2007)

10.13+*	HickoryTech Corporation Executive Incentive Plan Amended and Restated February 16, 2005

10.14*	Amended and Restated HickoryTech Corporation Employee Stock Purchase Plan, dated August 1, 2006

10.15+*	Amended and Restated Change of Control Agreement dated November 29, 2007 between Registrant and John W. Finke

10.16+*	Change of Control Agreement between HickoryTech and John P. Morton dated November 29, 2007

10.17+*	Amended and Restated Change of Control Agreement dated November 29, 2007 between Registrant and David A. Christensen

10.18+*	Amended and Restated Change of Control Agreement dated November 29, 2007 between Registrant and Lane C. Nordquist

Exhibit	Description
10.19+*	Amended and Restated Change of Control Agreement dated November 29, 2007 between Registrant and Mary T. Jacobs

10.20+*	Change of Control Agreement between HickoryTech and Damon D. Dutz dated November 29, 2007

10.21+*

Employment agreement between the Company and John W. Finke, President and Chief Executive Officer of the Company, dated August 10, 2006 which includes a Supplemental Retirement Agreement (Incorporated by reference to the Registrants Current Report on Form 8-K filed August 16, 2006)  Amendment to Employment Agreement dated November 29, 2007

10.22+*	Employment Agreement between HickoryTech and John P. Morton dated December 20, 2006 and Amendment to Employment Agreement dated November 29, 2007

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K filed March 14, 2004)

21*	Subsidiaries of HickoryTech Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

+   Management compensation plan or arrangement required to be filed as an exhibit.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

HickoryTech Corporation

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2005
Allowance for Doubtful Accounts	$1,256	$953	$—	$(1,875)	$334
Inventory Valuation Reserve	1,432	239	—	(1,405)	266
Deferred Tax Asset Valuation Allowance	1,205	326	—	—	1,531
Total	$3,893	$1,518	$—	$(3,280)	$2,131

Year Ended December 31, 2006
Allowance for Doubtful Accounts	$334	$1,043	$—	$(526)	$851
Inventory Valuation Reserve	266	438	—	(242)	462
Deferred Tax Asset Valuation Allowance	1,531	85	—	—	1,616
Total	$2,131	$1,566	$—	$(768)	$2,929

Year Ended December 31, 2007
Allowance for Doubtful Accounts	$851	$139	$—	$194	$1,184
Inventory Valuation Reserve	462	161	—	(225)	398
Deferred Tax Asset Valuation Allowance	1,616	—	—	(66)	1,550
Total	$2,929	$300	$—	$(97)	$3,132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008	HICKORYTECH CORPORATION

	By:	/s/ David A. Christensen

David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ R. Wynn Kearney, Jr.	February 29, 2008
R. Wynn Kearney, Jr., Chair

/s/ John W. Finke	February 29, 2008
John W. Finke
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	February 29, 2008
David A. Christensen, Secretary, Senior Vice
President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting
officer)

/s/ James W. Bracke	February 29, 2008
James W. Bracke, Director

/s/ Myrita P. Craig	February 29, 2008
Myrita P. Craig, Director

/s/ James H. Holdrege	February 29, 2008
James H. Holdrege, Director

/s/ Dale E. Parker	February 29, 2008
Dale E. Parker, Director

(a majority of directors)