Form 10-Q
period 2008-03-31
HICKORY TECH CORP
filed 2008-05-01
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, a non-accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☐     Accelerated filer   ☒     Non-accelerated filer   ☐     Smaller reporting company   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The total number of shares of the Registrant’s common stock outstanding as of April 25, 2008: 13,319,368.

Item 1.    Financial Statements

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands, except share and per share amounts)	2008	2007
Operating revenue:
Telecom Sector	$18,294	$19,037
Enventis Sector
Equipment revenue	10,168	11,434
Services revenue	7,438	6,456
Total Enventis Sector	17,606	17,890

Total operating revenue	35,900	36,927

Costs and expenses:
Cost of sales, equipment, excluding depreciation and amortization	8,697	10,314
Cost of services, excluding depreciation and amortization	11,690	10,917
Selling, general and administrative expenses	5,686	5,836
Depreciation	4,669	4,504
Amortization of intangibles	289	289

Total costs and expenses	31,031	31,860

Operating income	4,869	5,067

Other income and expense:
Interest and other income	27	84
Interest expense	(1,697)	(2,182)

Total other (expense)	(1,670)	(2,098)

Income from continuing operations before income taxes	3,199	2,969
Income tax provision	1,418	1,201
Income from continuing operations	1,781	1,768
Discontinued operations:
Loss from operations of discontinued component	—	(2)
Income tax benefit	—	(1)
Loss on discontinued operations	—	(1)

Net income	$1,781	$1,767

Basic earnings per share - continuing operations:	$0.13	$0.13
Basic loss per share - discontinued operations:	—	—
	$0.13	$0.13
Weighted average common shares outstanding	13,301,409	13,240,434

Diluted earnings per share - continuing operations:	$0.13	$0.13
Diluted loss per share - discontinued operations:	—	—
	$0.13	$0.13
Weighted average common and equivalent shares outstanding	13,306,910	13,241,010
Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands except share and per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,492	$171
Receivables, net of allowance for doubtful accounts of $987 and $1,184	21,384	28,357
Inventories	7,749	7,054
Income taxes receivable	—	1,013
Deferred income taxes, net	1,334	1,334
Prepaid expenses	1,989	1,713
Other	740	1,196
Total current assets	34,688	40,838

Investments	4,066	3,830

Property, plant and equipment	325,359	322,249
Less accumulated depreciation	173,497	169,318
Property, plant and equipment, net	151,862	152,931

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	1,694	1,983
Deferred costs and other	2,573	2,674
Total other assets	29,506	29,896
Total assets	$220,122	$227,495

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Extended term payable	$7,505	$14,443
Accounts payable	2,779	4,538
Accrued expenses	6,717	7,740
Accrued income taxes	275	—
Advanced billings and deposits	5,075	5,158
Current maturities of long-term obligations	1,035	731
Total current liabilities	23,386	32,610

Long-term liabilities:
Debt obligations, net of current maturities	130,214	128,475
Financial derivative instruments	3,099	1,451
Accrued income taxes	7,837	7,747
Deferred income taxes	14,250	14,901
Deferred revenue	1,499	1,527
Accrued employee benefits and deferred compensation	8,769	8,852
Total long-term liabilities	165,668	162,953

Total liabilities	189,054	195,563

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,319,068 in 2008 and 13,284,903 in 2007	1,332	1,329
Additional paid-in capital	11,289	11,031
Retained earnings	20,825	20,639
Accumulated other comprehensive (loss)	(2,378)	(1,067)
Total shareholders’ equity	31,068	31,932
Total liabilities and shareholders’ equity	$220,122	$227,495

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
OPERATING ACTIVITIES:
Net income	$1,781	$1,767
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1
Depreciation and amortization	4,958	4,793
Amortization of gain on sale of financial derivative instrument	(332)	(277)
Deferred income tax provision (benefit)	8	(20)
Accrued patronage refunds	(161)	221
Other	57	263
Changes in operating assets and liabilities net of effects of dispositions:
Receivables	7,032	(2,260)
Prepaids	(276)	(103)
Inventories	(695)	2,848
Accounts payable and accrued expenses	(2,772)	(735)
Deferred revenue, billings and deposits	(111)	(303)
Income taxes	1,376	1,203
Other	481	470
Net cash provided by operating activities	11,346	7,868

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,413)	(2,730)
Other	—	44
Net cash (used in) investing activities	(3,413)	(2,686)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(6,938)	2,024
Change in cash overdraft	—	(1,475)
Payments of capital lease obligations	(88)	(110)
Borrowings on credit facility	8,500	2,000
Repayments on credit facility	(6,550)	(6,325)
Proceeds from the sale of financial derivative instrument	—	1,936
Proceeds from issuance of common stock	59	60
Dividends paid	(1,595)	(1,585)
Net cash (used in) financing activities	(6,612)	(3,475)

Net increase in cash and cash equivalents	1,321	1,707
Cash and cash equivalents at beginning of the year	171	84
Cash and cash equivalents at the end of the year	$1,492	$1,791

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,107	$2,177
Net cash paid for income taxes	$42	$6
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$182	$455

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION, INC.

MARCH 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Hickory Tech Corporation (HickoryTech or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the Company’s financial statements and present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

Our consolidated financial statements include HickoryTech Corporation and its subsidiaries in the following two business segments: the Telecom Sector and the Enventis Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of Sales - equipment (excluding depreciation and amortization)

Cost of sales for the Enventis Sector includes costs associated with the installation of products for customers. These costs are primarily for equipment and materials. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding depreciation and amortization)

Cost of services includes all costs related to delivery of communication services and products for all sectors. These operating costs include all costs of performing services and providing related products including engineering, customer service, billing and collections, network monitoring and transport costs.

Selling, General, and Administrative Expenses

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and we will adopt it in the first quarter 2009. We do not expect adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our disclosures.

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

	Three Months Ended
	March 31
(Dollars in thousands, except share and per share amounts)	2008	2007

Income from continuing operations	$1,781	$1,768
Loss from discontinued operations	—	(1)
Net Income	$1,781	$1,767

Weighted average shares outstanding	13,301,409	13,240,434
Stock options (dilutive only)	3,848	—
Stock subscribed (ESPP)	1,653	576
Total dilutive shares outstanding	13,306,910	13,241,010

Earnings per share:
Basic - continuing operations	$0.13	$0.13
Basic - discontinued operations	$—	$—

Diluted - continuing operations	$0.13	$0.13
Diluted - discontinued operations	$—	$—

Options to purchase 441,000 shares and 490,550 shares for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2008 and 2007, respectively.

Shares outstanding on record date	2008	2007
First quarter (Feb. 15)	13,292,419	13,207,970

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.12 per share for both the first quarter of 2008 and 2007.

During the first three months of 2008 and 2007, shareholders have elected to reinvest $59,000 and $60,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the three months ended March 31, 2008 and 2007 was $470,000 and $1,909,000, respectively.

In March 2007, we terminated our two outstanding interest-rate swap agreements with original maturities in June 2008, in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010. On March 28, 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable interest rate debt through February 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the original swap agreement.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	(Loss) on	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	Derivatives	(Loss)
December 31, 2007	$(954)	$279	$(181)	$(211)	$(1,067)
2008 Activity	12	(8)	9	(1,324)	(1,311)
March 31, 2008	$(942)	$271	$(172)	$(1,535)	$(2,378)

(1) Amounts pertain to our postretirement benefit plans.

Note 4.   Acquisition, Disposition and Discontinued Operations

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins Communications Systems Company (“Collins”) to Skyview Capital, LLC for an initial price of $100,000, paid by delivery of a promissory note, plus up to $1,650,000 of earn-out payments. Skyview Capital, LLC paid us $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next three years if financial targets are reached by Skyview Capital, LLC. We have received no payments to-date related to this earn-out provision. The $100,000 mentioned above has been included in the calculation of the net loss on sale mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. We recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of March 31, 2008 and December 31, 2007 was $3,989,000 and $3,312,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods, as of March 31, 2008 and December 31, 2007 was $3,760,000 and $3,742,000, respectively.

Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory write-downs may be recorded at the time acts that give rise to the lower value become known.

Note 6.  Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. The carrying value of our goodwill is $25,239,000 as of March 31, 2008 and December 31, 2007.

The components of other intangible assets are as follows:

		As of March 31, 2008		As of December 31, 2007
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$2,694	$4,229	$2,456
Other intangibles	1 - 5 years	730	571	730	520
Total		$4,959	$3,265	$4,959	$2,976

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $289,000 for the three months ended March 31, 2008 and 2007, respectively. Total estimated amortization expense for the remaining nine months of 2008 and the five years subsequent to 2008 is as follows: 2008 (April 1 – December 31) - $838,000; 2009 - $853,000; 2010 - $3,000; none in 2011, 2012, and 2013.

Note 7.  Quarterly Sector Financial Summary

			Corporate and
(Dollars in thousands)	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended March 31, 2008
Revenue from unaffiliated customers	$18,294	$17,606	$—	$35,900
Intersegment revenue	130	138	(268)	—
Total operating revenue	18,424	17,744	(268)	35,900

Depreciation and amortization	3,926	1,020	12	4,958
Operating income/(loss)	3,547	1,421	(99)	4,869
Interest expense	23	—	1,674	1,697
Income taxes(benefit)	1,456	587	(625)	1,418
Income/(loss) from continuing operations	2,068	834	(1,121)	1,781
Identifiable assets	152,000	60,645	7,477	220,122
Property, plant and equipment, net	115,786	35,936	140	151,862
Capital expenditures	2,420	993	—	3,413

			Corporate and
	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended March 31, 2007
Revenue from unaffiliated customers	$19,037	$17,890	$—	$36,927
Intersegment revenue	107	62	(169)	—
Total operating revenue	19,144	17,952	(169)	36,927

Depreciation and amortization	3,913	875	5	4,793
Operating income/(loss)	4,103	1,380	(416)	5,067
Interest expense	17	—	2,165	2,182
Income taxes(benefit)	1,657	558	(1,014)	1,201
Income/(loss) from continuing operations	2,439	822	(1,493)	1,768
Identifiable assets	153,978	61,042	9,190	224,210
Property, plant and equipment, net	118,530	32,950	95	151,575
Capital expenditures	1,646	1,084	—	2,730

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2008. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of all stock-based compensation plans.

On January 1, 2006, we adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 was $14,000 and $27,000, respectively. Share-based compensation expense recognized in our Consolidated Statement of Operations for the first three months of 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet completely vested as of March 31, 2008 and 2007. Compensation expense for awards granted prior to 2006 is based on the grant date fair value estimated in accordance with the fair value provisions of SFAS No. 123. Compensation expense for awards granted in 2006 and subsequent periods is determined in accordance with the provisions of SFAS No. 123(R). Historical data is used to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We accounted for forfeitures as they occurred for the periods prior to 2006. The cumulative adjustment for the change in accounting principle was immaterial.

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

There were no stock option awards granted during the three months ended March 31, 2008. Although we have authority to issue options under the Stock Award Plan no current compensation programs have options as a component.

As of March 31, 2008 there was $9,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of two years.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Price
Outstanding at January 1, 2008	476,000	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2008	476,000	$12.79
Exercisable at March 31, 2008	466,000	$12.92

The following table provides certain information with respect to stock options outstanding at March 31, 2008:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	8.4 years
$8.00 - $12.00	177,200	10.26	5.2 years
$12.00 - $16.00	230,050	13.87	2.8 years
$16.00 - $21.00	53,750	18.18	3.0 years
	476,000	$12.79	3.9 years

Aggregate Intrinsic Value		$24,800

The following table provides certain information with respect to stock options exercisable at March 31, 2008:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	5,000	$6.95	8.4 years
$8.00 - $12.00	177,200	10.26	5.2 years
$12.00 - $16.00	230,050	13.87	2.8 years
$16.00 - $21.00	53,750	18.18	3.0 years
	466,000	$12.92	3.8 years

Aggregate intrinsic value:		$11,600

Note 10.  Financial Derivative Instruments

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial condition and results of operations.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

•                  Level 1 – quoted prices in active markets for identical assets and liabilities.

•                  Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of our interest rate swap agreements were determined based on Level 2 inputs.

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $332,000 and $277,000 were recognized as an offset to interest expense in the first quarter of 2008 and 2007, respectively. The remaining proceeds will be recognized as an offset to interest expense over the remaining original term of the agreements, a period of three months, ending in June 2008. Immediately following the termination of the two swap agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010. On March 28, 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement. The fair value of our derivatives at March 31, 2008 and December 31, 2007 is a net liability of $3,099,000 and $1,451,000, respectively.

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

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Components of net periodic benefit cost
Service cost	$63	$71
Interest cost	122	114
Expected return on plan assets	—	—
Amortization of transition obligation	15	15
Amortization of prior service cost	(14)	(3)
Recognized net actuarial loss	20	18
Net periodic benefit cost	$206	$215

March 31, 2008
Employer’s contributions for current premiums:
Contributions made for the three months ended March 31, 2008	$63
Expected contributions for remainder of 2008	190
Total estimated employer contributions for fiscal year 2008	$253

Note 12.  Income Taxes

The effective income tax rate from continuing operations of approximately 44.3% for the first quarter of 2008 and 40.5% for the first quarter of 2007 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits. The increase in the effective tax rate from 2007 to 2008 is primarily the result of interest accrued on uncertain tax positions according to FASB Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

We adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of March 31, 2008, we had unrecognized tax benefits totaling $7,255,000, excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $7,237,000. There have been no significant changes to these amounts during the three months ended March 31, 2008.

We recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2008, we have accrued $583,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2004 except to the extent of losses utilized in subsequent years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements.  These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 which is incorporated herein by reference. The Cautionary Statement in Part 1 of our Annual Report on Form 10-K provides a comprehensive list of sources for risks and uncertainties, which may influence forward-looking statements and is incorporated herein by reference.

Because of these risks, uncertainties, and assumptions and the fact that any forward-looking statements made by HickoryTech and its management are based on estimates, projections, beliefs, and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligations or update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Our consolidated revenue experienced a modest decline of $1,027,000 or 2.8% in the first three months of 2008 as compared to the first three months in 2007. This was due to a $743,000 decrease in Telecom revenue and a $1,266,000 decrease in equipment sales revenue in the Enventis Sector, partly offset by a $982,000 increase in service revenue of the Enventis Sector. Consolidated operating income for the first three months of 2008 was $4,869,000, a decrease of $198,000 or 3.9% compared to the first three months in 2007. The Telecom operating income decrease of $556,000 was the primary driver for this, and was offset by improvement in corporate costs and an increase in the profitability of Enventis.

Increased competition from CLECs, cable TV providers, voice over internet protocol, wireless telephone, and other telephone competitors caused reduced customer counts and network access usage in the Telecom Sector. Our network access revenue and Telecom margins were further impacted by a reduction in interstate network access rates that went into effect on July 1, 2007, as well as by the competitive voice services offered by the primary cable TV provider in Mankato, our largest market, beginning in the third quarter of 2007. As a result, network access revenue declined 7.3% in the first quarter of 2008 compared to the first quarter of 2007. While we continue to work to offset declining Telecom Sector revenue with new services to our customers, we may be unable to match the profitability of services we lose with the same profitability in the new services we provide.

The reduction in corporate costs in the first quarter of 2008 was primarily due to lower interest expense, which declined by $485,000, or 22.2%. This reduction was driven by two factors. The first factor was our focus on debt reduction in 2007 reducing our level of debt by $11,840,000 from $143,089,000 as of December 31, 2006 to $131,249,000 as of March 31, 2008. The second factor was our ability to lock in further favorable interest rates in the first quarter of 2008. We currently have $100,000,000 of variable-interest rate debt locked in through interest-rate swap agreements which mature in 2010. We also have $19,500,000 of fixed interest rate debt under Term Loan C that is locked into the current rate until the first quarter of 2010. In total we have $119,500,000 of our total $131,249,000 debt on fixed interest rates terms until early 2010. By locking in our long-term debt rates, we will experience lower interest expense for the year 2008 compared to 2007.

We believe that our Enventis Sector provides a platform for longer-term growth. The Enventis Sector had slight increases in operating income and net income even though our Enventis Enterprise Network Service equipment revenue was down $1,266,000 during the first quarter of 2008. The Enterprise Network Services product is subject to cyclical highs and lows depending on customer demand. The service revenue portion of the Enterprise Network and Enterprise Transport product lines experienced increases of 18.5% and 14.0%, respectively. The progress made in this service element of the Enventis Sector, with its recurring revenue and higher margin characteristics, is a main focus in our Enventis Sector. Enventis established a customer relationship with a large financial services company which will add equipment and recurring service revenue beginning in the second quarter of 2008.

Sector Results of Operations

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Revenue before intersegment eliminations

Revenue
Local Service	$4,131	$4,448
Network Access	6,825	7,359
Long Distance	1,190	1,332
Data	1,848	1,676
Internet	1,078	1,126
Digital TV	744	489
Directory	1,000	885
Message Processing & Billing	594	689
Intersegment	130	107
Other	884	1,033
Total Telecom Revenue	$18,424	$19,144

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$18,294	$19,037
Intersegment	130	107
	18,424	19,144

Cost of services, excluding depreciation and amortization	7,647	7,855
Selling, general and administrative expenses	3,304	3,273
Depreciation and amortization	3,926	3,913
Operating Income	$3,547	$4,103
Net income	$2,068	$2,439
Capital expenditures	$2,420	$1,646

Key metrics
Business access lines	27,318	27,254
Residential access lines	36,713	40,324
Total access lines	64,031	67,578
Long distance customers	40,837	41,237
Digital Subscriber Line customers	18,003	16,313
Digital TV customers	7,107	4,865

Revenue

Telecom Sector operating revenue before intersegment eliminations decreased by $720,000 or 3.8% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to decreases in the network access, local service, long distance, and other revenue, offset by increases in digital TV and data revenue, all of which are described below.

Local service revenue decreased by $317,000 or 7.1% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to a 3,547 or 5.2% decrease in access lines from March 31, 2007 to March 31, 2008. Also contributing to the decrease in local service revenue is a decline in reciprocal compensation received from wireless carriers under contract using minute-of-use pricing.  Many of these contracts and their associated pricing were renegotiated in 2007. A higher degree of competition from ILECs, CLECs, and cable TV providers serving in our markets and from wireless substitution, could continue to impact our local service revenue in future periods.

Network access revenue decreased by $534,000 or 7.3% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to fewer minutes of use in 2008 compared to 2007 and lower interstate network rates that went into effect on July 1, 2007. In addition, disputes with an interexchange carrier and with the Universal Service Administrative Company caused $147,000 of the network access revenue decline in the first quarter of 2008. The combination of changing minutes of use, carriers optimizing their network costs, and lower demand for dedicated lines may further negatively impact access revenue in the future. Federal or state access reform may also negatively impact access revenue. Public utilities commissions have also considered intrastate access reform and universal service for several years.

Long distance revenue decreased by $142,000 or 10.7% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was due to a 1.0% decrease in the customer base at March 31, 2008 compared to March 31, 2007, more customers moving to optional calling plans, some of which include unlimited long distance calling, and to large call-volume business customers undergoing economic slowdowns.

Data revenue increased by $172,000 or 10.3% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to an increase in DSL customers of 1,690 or 10.4% between March 31, 2008 and March 31, 2007. Also contributing to the increase was the continuing strong sales of our Ethernet service product. We believe Ethernet service revenue will continue to provide growth opportunities for HickoryTech. Expanded networking opportunities among medium and large business customers are key drivers for this growth.

Internet revenue decreased by $48,000 or 4.3% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to a $101,000 one-time adjustment completed in the first quarter of 2008.

Digital TV revenue increased by $255,000 or 52.2% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily the result of the offering of digital TV to three additional communities in 2007, which resulted in a 2,242 or 46.1% increase in digital TV customers at March 31, 2008 compared to March 31, 2007. Also contributing to the increase in digital TV revenue was an increase in rates charged to customers of approximately 5.0%, which went into effect in April 2007.

Directory revenue increased by $115,000 or 13.0% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was the result of increased sales of yellow-page advertising in  our directory, which went into effect in the beginning of the third quarter of 2007.

NIBI message processing revenue decreased by $95,000 or 13.8% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to a $165,000 decrease in product revenue, which is the direct result of non-recurring revenue of $188,000 that was realized in the first quarter of 2007. Offsetting this decrease is an increase of $47,000 in contract service revenue along with a $26,000 increase in message processing revenue.

Other revenue, consisting primarily of sales of customer premise equipment, circuit private lines, maintenance, and adds, moves and changes decreased by $149,000 or 14.4% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease is primarily due to a decrease in customer premise equipment sales of $116,000 and a decrease in pay-station revenue of $106,000 due to a one-time adjustment in March of 2007, offset by an increase in contract services of $85,000.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) decreased by $208,000 or 2.7% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to a $392,000 decrease in wages and benefits due to one-time severance payments in 2007 and a $139,000 decrease in co-location expenses due to credits received from a vendor, partially offset by a $161,000 increase in programming expense to support the increase in digital TV services, a $99,000 increase in directory expenses supporting the increase in associated revenues, and a $62,000 increase in access expenses relating to terminating traffic.

Selling, General and Administrative Expenses

Telecom Sector selling, general and administrative expenses increased $31,000 or 1.0% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to an increase in corporate expenses of $112,000 and higher regulatory fees of $50,000 partially offset by a decrease in professional fees of $46,000 and customer premise equipment expenses of $39,000.

Depreciation and Amortization

Telecom Sector depreciation and amortization increased $13,000 or .3% in the three months ended March 31, 2008 compared to the three months ended March 31,2007. Telecom Sector amortization was $27,000 in the three months ended March 31, 2008 and 2007, respectively.

Operating Income

Telecom Sector operating income decreased $556,000 or 13.6% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was due to a $720,000 decrease in revenue, a $31,000 increase in selling, general, and administrative expenses, a $13,000 increase in depreciation and amortization expenses offset by a $208,000 decrease in cost of services (excluding depreciation and amortization), all of which are described above.

Income from Continuing Operations, net of Tax

Telecom Sector income from continuing operations, net of tax, decreased $371,000 or 15.2% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to lower operating income mentioned above, offset by the change in taxes.

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Revenue before intersegment eliminations

Revenue
ENS equipment revenue	$10,168	$11,434
ENS services revenue	2,065	1,743
ETS services revenue	5,373	4,713
Intersegment	138	62
Total Enventis revenue	$17,744	$17,952

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$17,606	$17,890
Intersegment	138	62
	17,744	17,952

Cost of sales, equipment (excluding depreciation and amortization)	8,697	10,314
Cost of services (excluding depreciation and amortization)	4,279	3,198
Selling, general and administrative expenses	2,327	2,185
Depreciation and amortization	1,020	875
Operating income	$1,421	$1,380
Net income	$834	$822

Capital expenditures	$993	$1,084

HickoryTech Corporation acquired Enventis on December 30, 2005. We continue to manage and evaluate the Enventis operations in their entirety. The table below however, provides an illustration of the relative contributions from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended March 31,
	Network Services		Transport Services
(Dollars in thousands)	2008	2007	2008	2007

Revenue before intersegment eliminations:
Equipment revenue	$10,168	$11,434	$—	$—
Service revenue	2,065	1,743	5,373	4,713
Intersegment	—	—	138	62
Total Enventis revenue	$12,233	$13,177	$5,511	$4,775

Cost of sales, equipment (excluding depreciation and amortization)	8,692	10,310	5	4
Cost of services (excluding depreciation and amortization)	1,832	927	2,447	2,271
Selling, general and administrative expenses	1,259	1,098	1,068	1,087
Depreciation and amortization	121	95	899	780
Operating income	$329	$747	$1,092	$633
Net income	$193	$445	$641	$377

Capital expenditures	$133	$(32)	$860	$1,116

Revenue

Enventis Sector operating revenue before intersegment eliminations was $17,744,000, which is $208,000 or 1.2% lower in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to the decrease in Enterprise Network Services equipment revenue offset by increases in the non-equipment Enterprise Network Services and Enterprise Transport Services revenue, all of which are described below.

Enterprise Network Services equipment revenue was $10,168,000, which is $1,266,000 or 11.1% lower in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The Enventis Enterprise Network Services product line is subject to cyclical highs and lows depending on customer demand. We established a customer relationship with a large financial services company which will add equipment revenues in the second and third quarters of 2008.

Enterprise Network Services revenue was $2,065,000, which is $322,000 or 18.5% higher in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to an increase in contract services revenue of $355,000 associated with an increase in the design, configuration, and installations services related to voice and data equipment, a $141,000 increase in support fees revenue which represents the technology support and monitoring of systems for our customers, partially offset by a $255,000 decrease in maintenance contract revenue. We established a customer relationship with a large financial services company which will add to the service revenues beginning in the second quarter of 2008.

Enterprise Transport Services revenue was $5,373,000, which is $660,000 or 14.0% higher in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to a $658,000 increase in fiber transport service revenue due to higher customer demand in the wholesale, business, and managed transport service areas.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue decreased $1,617,000 or 15.7% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to the lower equipment revenue experienced in the Enterprise Network Services product line. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) increased $1,081,000 or 33.8% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to the following items: 1) a $718,000 increase in wages and benefits due to increased staffing levels, 2) a $269,000 increase in professional fees due to external project management consulting and 3) a $132,000 increase in circuit expenses, which supported the increase in off-net revenue. The increased staffing and project management consulting reflect our investment in the growth of the managed service business we are planning for the Enventis Sector in the future.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses increased $142,000 or 6.5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to a $145,000 increase in corporate expenses, a $144,000 increase in incentive compensation accruals, offset by a $154,000 decrease in professional fees and a $73,000 decrease in wages and benefits.

Depreciation and Amortization

Enventis Sector depreciation and amortization increased $145,000 or 16.6% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Enventis Sector depreciation was $145,000 or 23.9% higher in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to the increase in assets placed in service in 2007 and 2008 to support the growth in our Enventis Transport Services line of business. Enventis Sector amortization remained constant in 2008 and 2007, respectively, and is attributed to intangible assets related to the Enventis acquisition in 2005.

Operating Income

Enventis Sector operating income increased $41,000 or 3.0% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was due to a decrease in the cost of sales offset by a decrease in revenue and increases in cost of services (excluding depreciation and amortization), selling, general, and administrative expenses, and depreciation expenses, all of which are described above.

Net Income

Enventis Sector net income increased $12,000 or 1.5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to the increased operating income mentioned above, offset by the change in taxes.

Interest Expense

Consolidated interest expense was $1,697,000 which is $485,000 or 22.2% lower in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease is the result of a reduction of $7,860,000 in long-term debt between March 31, 2008 and March 31, 2007, combined with a lower average effective interest rate in the first three months of 2008. The outstanding balance of the revolving credit facility was $131,249,000 at March 31, 2008 and $129,206,000 at December 31, 2007.

Interest expense will increase by approximately $330,000 per quarter starting in the third quarter of 2008, subject to other normal influences such as debt principal amount and movement in interest rates on un-hedged or unfixed interest rate debt. Quarterly benefits of $330,000 from interest-rate swap agreements sold at a gain in early 2007 become fully amortized in the second quarter of 2008 and no longer offset a portion of interest expense. The combined effects of lower interest rates, interest protection strategies, and lower debt principal indicate that interest expense for the year 2008 will be lower than 2007 in spite of the $330,000 quarterly trend change mentioned above.

Income Taxes

The effective income tax rate from continuing operations of approximately 44.3% for the first quarter of 2008 and 40.5% for the first quarter of 2007 exceeds the federal statutory rate primarily due to state income taxes and interest expense accrued on unrecognized tax benefits. The change in the effective tax rate from 2008 to 2007 is the result of interest accrued on uncertain tax positions according to FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

Liquidity and Capital Resources

Cash Flows

Cash generated from operations was $11,346,000 in the first three months of 2008 compared to $7,868,000 in the first three months of 2007. Cash provided by operations in the first three months of 2008 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. Collection of trade account receivables balances outstanding at December 31, 2007 aided cash flow by $7,032,000 during the first three months of 2008. Cash generated from operations in the first three months of 2007 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. The decrease in inventory of $2,848,000 in the first three months of 2007 was primarily due to a decrease in inventory in the Enventis Sector and directly correlated to the $2,260,000 increase in outstanding accounts receivable, which was the result of customer installations in progress evolving into the billing stage and normal collection process.

Cash used in investing activities was driven by capital expenditures which increased $727,000 during the first three months of 2008 compared to the first three months of 2007. We are making a concentrated effort to focus spending on revenue generating products, services, and key strategic initiatives. We anticipate the level of total capital spending in 2008 to be slightly higher than the level of capital spending seen in 2007.

Cash used in financing activities in the first three months of 2008 was $6,612,000 compared to $3,475,000 in the first three months of 2007. This was primarily due to the decrease in the extended term payable of $6,938,000 which is used to facilitate Enventis equipment purchases. We experienced an increase in our long term debt position of $1,950,000 during the first three months of 2008. In 2008 we anticipate that our growth initiatives will cause us to maintain our current debt level which is a change from our 2007 efforts to reduce our overall debt. In 2007, we terminated two outstanding interest-rate swap agreements which had original maturities of June 2008 resulting in proceeds of $1,936.000.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $11,302,000 as of March 31, 2008, compared to working capital of $8,228,000 as of December 31, 2007. The ratio of current assets to current liabilities was 1.5 as of March 31, 2008 and 1.3 as of December 31, 2007.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $16,000,000 from HickoryTech Corporation. The financing agreement provides sixty-day interest-free payments terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $7,505,000 and $14,443,000 at March 31, 2008 and December 31, 2007, respectively. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of the our debt financing.

Long-Term Obligations

Our long-term obligations as of March 31, 2008 were $130,214,000, excluding current maturities of $750,000 on debt and $285,000 on current maturities of capital leases. Long-term obligations as of December 31, 2007, were $128,475,000 excluding current maturities of $475,000 on debt and $256,000 of capital leases. On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,625,000 facility as of March 31, 2008), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $125,625,000 as of March 31, 2008).

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $106,075,000 as of March 31, 2008, and is held in varying amounts by three of the lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporation and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from March 31, 2008 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007, we are not required to make quarterly principal payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,550,000 as of March 31, 2008 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2008 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $5,000,000 as of March 31, 2008. For all components of the total credit facility, interest is payable at an applicable margin in excess of a prevailing pricing level. The prevailing price level is based on a Base Rate, LIBOR Rate Loans or RTFC rate table. The prevailing rate for Base Rate Loans is the higher of Prime Rate or the Federal Funds Rate plus 0.5%. The prevailing rate for LIBOR Rate Loans is publicly available. The RTFC rate tables are established based on RTFC policies, which are not publicly available and change from time to time. The applicable margin for the revolving credit facility, term loan B and term loan C is determined quarterly based on the leverage ratio of HickoryTech. The credit facility also provides for payment of a fee on any un-drawn commitment of the revolving credit facility and is payable quarterly. The credit facility requires us to enter into or maintain in effect, interest rate protection agreements on at least 50% of the facility’s outstanding balance in order to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans and have implemented interest rate protection agreements on various portions of the overall debt outstanding for varying terms. As a result of the new credit agreement, we incurred $1,525,000 of new debt placement costs in 2005, which will be amortized over the expected life of the debt facility.

Our debt requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of March 31, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility.

Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2008. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for the discussion relating to commitments and contingencies.

Other

We have not conducted a public equity offering and operate with original equity capital, retained earnings and indebtedness in the form of bank term and revolving lines of credit. By utilizing cash flow from operations and current cash balances, we feel it has adequate resources to meet its anticipated operating, capital expenditures and debt service requirements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations stated in this Quarterly Report on Form 10-Q are based on our consolidated financial statements, which have been prepared in accordance with GAAP and where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that the application of the accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies that we adhere to is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $332,000 and $277,000 were recognized as an offset to interest expense during the first quarter of 2008 and 2007, respectively. The unrecognized portion of the proceeds is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized as an offset to interest expense over the remaining original term of the agreement (three months ending in June 2008). Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010. On March 28, 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2008, our interest expense would have increased $76,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II  Other Information

Item 1.  Legal Proceedings.

Other than routine litigation incidental to our business, including the items listed below; there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

We are investigating a potential civil dispute being discussed with a municipality regarding contract payments from us to the municipality in support of our CLEC voice and data services. No formal dispute of claim has been filed to-date.

We have received notice from a large interexchange carrier that they are disputing approximately $654,000 of interstate and intrastate switched access charges that we billed them between October 2005 and October 2007. We do not agree with this dispute and cannot predict the outcome of such proceedings nor their impact, if any, on the Company.

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Dated:	May 1, 2008	HICKORY TECH CORPORATION

		By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer