Form 10-Q
period 2008-06-30
HICKORY TECH CORP
filed 2008-07-29
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Yes  ☐   No  ☒

The total number of shares of the Registrant’s common stock outstanding as of July 25, 2008: 13,330,284

PART I

Item 1.    Financial Statements

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except share and per share amounts)	2008	2007	2008	2007
Operating revenue:
Telecom Sector	$17,999	$20,448	$36,293	$39,485
Enventis Sector
Equipment revenue	12,709	17,869	22,877	29,303
Services revenue	9,037	7,285	16,475	13,741
Total Enventis Sector	21,746	25,154	39,352	43,044
Total operating revenue	39,745	45,602	75,645	82,529

Costs and expenses:
Cost of sales, equipment, excluding depreciation and amortization	10,718	16,559	19,415	26,873
Cost of services, excluding depreciation and amortization	12,627	10,778	24,319	21,695
Selling, general and administrative expenses	5,463	5,891	11,147	11,727
Depreciation	4,757	4,432	9,426	8,936
Amortization of intangibles	289	289	578	578
Total costs and expenses	33,854	37,949	64,885	69,809
Operating income	5,891	7,653	10,760	12,720

Other income and expense:
Interest and other income	15	47	42	131
Interest expense	(1,478)	(2,031)	(3,175)	(4,213)
Total other (expense)	(1,463)	(1,984)	(3,133)	(4,082)

Income from continuing operations before income taxes	4,428	5,669	7,627	8,638
Income tax provision	1,931	2,415	3,349	3,616
Income from continuing operations	2,497	3,254	4,278	5,022
Discontinued operations:
Loss from operations of discontinued component	—	(13)	—	(15)
Income tax benefit	—	(5)	—	(6)
Loss on discontinued operations	—	(8)	—	(9)

Net income	$2,497	$3,246	$4,278	$5,013

Basic earnings per share - continuing operations:	$0.19	$0.25	$0.32	$0.38
Basic loss per share - discontinued operations:	—	—	—	—
	$0.19	$0.25	$0.32	$0.38

Weighted average common shares outstanding	13,324,200	13,247,508	13,312,804	13,241,079

Diluted earnings per share - continuing operations:	$0.19	$0.25	$0.32	$0.38
Diluted loss per share - discontinued operations:	—	—	—	—
	$0.19	$0.25	$0.32	$0.38

Weighted average common and equivalent shares outstanding	13,326,719	13,247,508	13,317,145	13,241,079

Dividends per share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands except share and per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$920	$171
Receivables, net of allowance for doubtful accounts of $958 and $1,184	32,187	28,357
Inventories	9,273	7,054
Income taxes receivable	—	1,013
Deferred income taxes, net	1,334	1,334
Prepaid expenses	1,640	1,713
Other	858	1,196
Total current assets	46,212	40,838

Investments	4,066	3,830

Property, plant and equipment	329,365	322,249
Less accumulated depreciation	177,725	169,318
Property, plant and equipment, net	151,640	152,931

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	1,405	1,983
Deferred costs and other	2,452	2,674
Total other assets	29,096	29,896

Total assets	$231,014	$227,495
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Extended term payable	$13,041	$14,443
Accounts payable	4,027	4,538
Accrued expenses	7,098	7,740
Accrued income taxes	364	—
Advanced billings and deposits	5,226	5,158
Current maturities of long-term obligations	1,341	731
Total current liabilities:	31,097	32,610

Long-term liabilities:
Debt obligations, net of current maturities	132,313	128,475
Financial derivative instruments	1,053	1,451
Accrued income taxes	7,930	7,747
Deferred income taxes	15,072	14,901
Deferred revenue	1,506	1,527
Accrued employee benefits and deferred compensation	8,925	8,852
Total long-term liabilities	166,799	162,953

Total liabilities	197,896	195,563

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,330,284 in 2008 and 13,284,903 in 2007	1,333	1,329
Additional paid-in capital	11,527	11,031
Retained earnings	21,724	20,639
Accumulated other comprehensive (loss)	(1,466)	(1,067)
Total shareholders’ equity	33,118	31,932

Total liabilities and shareholders’ equity	$231,014	$227,495

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30
(Dollars in thousands)	2008	2007
OPERATING ACTIVITIES:
Net income	$4,278	$5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	9
Depreciation and amortization	10,004	9,514
Amortization of gain on sale of financial derivative instrument	(664)	(609)
Deferred income tax provision (benefit)	—	(40)
Accrued patronage refunds	(293)	75
Other	480	180
Changes in operating assets and liabilities net of effects of dispositions:
Receivables	(3,674)	(7,254)
Prepaids	73	268
Inventories	(2,219)	2,125
Accounts payable and accrued expenses	(1,148)	(695)
Deferred revenue, billings, and deposits	47	(789)
Income taxes	1,557	2,871
Other	616	872
Net cash provided by operating activities	9,057	11,540

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,960)	(6,035)
Other	14	46
Net cash (used in) investing activities	(7,946)	(5,989)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(1,402)	4,230
Change in cash overdraft	—	(1,475)
Payments of capital lease obligations	(185)	(202)
Borrowings on credit facility	15,900	4,000
Repayments on credit facility	(11,600)	(10,650)
Proceeds from the sale of financial derivative instrument	—	1,936
Proceeds from issuance of common stock	118	119
Dividends paid	(3,193)	(3,174)
Net cash (used in) financing activities	(362)	(5,216)

DISCONTINUED OPERATIONS:
Net cash (used in) operating activities	—	(9)
Net cash (used in) discontinued operations	—	(9)

Net increase in cash and cash equivalents	749	326
Cash and cash equivalents at beginning of the year	171	84
Cash and cash equivalents at the end of the year	$920	$410

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,966	$4,614
Net cash paid for income taxes	$1,792	$756
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$334	$455

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

JUNE 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1.      Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.      Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Hickory Tech Corporation (HickoryTech or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the Company’s financial statements and present fairly the results of operations, financial position, and cash flows of the Company for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cost of Services (excluding depreciation and amortization)

Cost of services includes all costs related to delivery of communication services and products for all sectors. These operating costs include all costs of performing services and providing related products including engineering, customer service, billing and collections, network monitoring, and transport costs.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except share and per share amounts)	2008	2007	2008	2007

Income from continuing operations	$2,497	$3,254	$4,278	$5,022
Loss from discontinued operations	—	(8)	—	(9)
Net Income	$2,497	$3,246	$4,278	$5,013

Weighted average shares outstanding	13,324,200	13,247,508	13,312,804	13,241,079
Stock options (dilutive only)	2,228	—	3,210	—
Stock subscribed (ESPP)	291	—	1,131	—
Total dilutive shares outstanding	13,326,719	13,247,508	13,317,145	13,241,079

Earnings per share:
Basic - continuing operations	$0.19	$0.25	$0.32	$0.38
Basic - discontinued operations	$—	$—	$—	$—

Diluted - continuing operations	$0.19	$0.25	$0.32	$0.38
Diluted - discontinued operations	$—	$—	$—	$—

Options to purchase 436,200 shares and 486,050 shares for the three and six months ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. Listed below is the number of shares outstanding as of the record date for the first and second quarters of 2008 and 2007, respectively.

Shares outstanding on record date	2008	2007
First quarter (Feb. 15)	13,292,419	13,207,970
Second quarter (May 15)	13,319,782	13,243,525

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $.12 per share in the second quarter of 2008 and 2007.

During the first six months of 2008 and 2007, shareholders have elected to reinvest $118,000 and $119,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the three months ended June 30, 2008 and 2007 was $3,409,000 and $3,337,000, respectively. Comprehensive income for the six months ended June 30, 2008 and 2007 was $3,879,000 and $5,246,000, respectively.

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

The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2007	$(954)	$279	$(181)	$(211)	$(1,067)
2008 Activity				(1,324)	(1,324)
Net Periodic					—
Benefit Cost	12	(8)	9	—	13
March 31, 2008	$(942)	$271	$(172)	$(1,535)	$(2,378)
2008 Activity				899	899
Net Periodic					—
Benefit Cost	12	(8)	9		13
June 30, 2008	$(930)	$263	$(163)	$(636)	$(1,466)

(1) Amounts pertain to our postretirement benefit plans.

Note 4.  Acquisition, Disposition and Discontinued Operations

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins Communications Systems Co. (“Collins”) to Skyview Capital, LLC for an initial price of $100,000, paid by delivery of a promissory note, plus up to $1,650,000 of earn-out payments. Skyview Capital, LLC paid us $100,000 in February 2007. The remaining selling price is due in contingent payments payable over the next three years if financial targets are reached by Skyview Capital, LLC. We have received no payments to-date related to this earn-out provision. The $100,000 mentioned above has been included in the calculation of the net loss on sale mentioned below, while the contingent payments have not been included in the net loss. The agreement contains covenants against competition by the new owner in south-central Minnesota. We recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of June 30, 2008 and December 31, 2007 was $3,874,000 and $3,312,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods, as of June 30, 2008 and December 31, 2007 was $5,399,000 and $3,742,000, respectively.

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

Note 6.  Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. The carrying value of our goodwill is $25,239,000 as of June 30, 2008 and December 31, 2007.

The components of other intangible assets are as follows:

		As of June 30, 2008		As of December 31, 2007
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$2,932	$4,229	$2,456
Other intangibles	1 - 5 years	730	622	730	520
Total		$4,959	$3,554	$4,959	$2,976

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $289,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense related to the definite-lived intangible assets was $578,000 for the six months ended June 30, 2008 and 2007, respectively. Total estimated amortization expense for the remaining six months of 2008 and the five years subsequent to 2008 is as follows: 2008 (July 1 – December 31) – $549,000; 2009 - $853,000; 2010 - $3,000; none in 2011, 2012, and 2013.

Note 7.  Quarterly Sector Financial Summary

			Corporate and
(Dollars in thousands)	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended June 30, 2008
Revenue from unaffiliated customers	$17,999	$21,746	$—	$39,745
Intersegment revenue	161	128	(289)	—
Total operating revenue	18,160	21,874	(289)	39,745

Depreciation and amortization	4,008	1,025	13	5,046
Operating income	3,006	2,838	47	5,891
Interest expense	21	—	1,457	1,478
Income taxes(benefit)	1,240	1,178	(487)	1,931
Income/(loss) from continuing operations	1,747	1,660	(910)	2,497
Identifiable assets	150,378	73,884	6,752	231,014
Property, plant and equipment, net	114,403	37,091	146	151,640
Capital expenditures	2,545	1,984	18	4,547

			Corporate and
	Telecom	Enventis	Eliminations	Consolidated
Three Months Ended June 30, 2007
Revenue from unaffiliated customers	$20,448	$25,154	$—	$45,602
Intersegment revenue	111	85	(196)	—
Total operating revenue	20,559	25,239	(196)	45,602

Depreciation and amortization	3,789	927	5	4,721
Operating income/(loss)	6,239	1,649	(235)	7,653
Interest expense	18	—	2,013	2,031
Income taxes(benefit)	2,490	660	(735)	2,415
Income/(loss) from continuing operations	3,736	990	(1,472)	3,254
Identifiable assets	153,182	66,103	7,251	226,536
Property, plant and equipment, net	117,053	33,303	90	150,446
Capital expenditures	2,288	1,017	—	3,305

			Corporate and
(Dollars in thousands)	Telecom	Enventis	Eliminations	Consolidated
Six Months Ended June 30, 2008
Revenue from unaffiliated customers	$36,293	$39,352	$—	$75,645
Intersegment revenue	291	266	(557)	—
Total operating revenue	36,584	39,618	(557)	75,645

Depreciation and amortization	7,934	2,045	25	10,004
Operating income/(loss)	6,553	4,259	(52)	10,760
Interest expense	44	—	3,131	3,175
Income taxes(benefit)	2,696	1,765	(1,112)	3,349
Income/(loss) from continuing operations	3,815	2,494	(2,031)	4,278
Identifiable assets	150,378	73,884	6,752	231,014
Property, plant and equipment, net	114,403	37,091	146	151,640
Capital expenditures	4,965	2,977	18	7,960

			Corporate and
	Telecom	Enventis	Eliminations	Consolidated
Six Months Ended June 30, 2007
Revenue from unaffiliated customers	$39,485	$43,044	$—	$82,529
Intersegment revenue	218	147	(365)	—
Total operating revenue	39,703	43,191	(365)	82,529

Depreciation and amortization	7,702	1,802	10	9,514
Operating income/(loss)	10,342	3,029	(651)	12,720
Interest expense	35	—	4,178	4,213
Income taxes(benefit)	4,147	1,218	(1,749)	3,616
Income/(loss) from continuing operations	6,175	1,812	(2,965)	5,022
Identifiable assets	153,182	66,103	7,251	226,536
Property, plant and equipment, net	117,053	33,303	90	150,446
Capital expenditures	3,934	2,101	—	6,035

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2008. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of all stock-based compensation plans.

Share-based compensation expense recognized for the three months ended June 30, 2008 and 2007 was $8,000 and $27,000, respectively. Share-based compensation expense recognized for the six months ended June 30, 2008 and 2007 was $22,000 and $54,000, respectively. Share-based compensation expense recognized in our Consolidated Statement of Operations for the first six months of 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet completely vested as of June 30, 2008 and 2007. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no stock option awards granted during the six months ended June 30, 2008 and 2007, respectively.  Although we have authority to issue options under the Stock Award Plan no current compensation programs have options as a component.

As of June 30, 2008 there was $8,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of two years.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2008	476,000	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,800)	13.38
Outstanding at June 30, 2008	471,200	$12.79
Exercisable at June 30, 2008	461,200	$12.91

The following table provides certain information with respect to stock options outstanding at June 30, 2008:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	8.2 years
$8.00 - $12.00	177,200	10.26	5.0 years
$12.00 - $16.00	225,250	13.88	2.6 years
$16.00 - $21.00	53,750	18.18	2.7 years
	471,200	$12.79	3.7 years

Aggregate Intrinsic Value		$24,800

The following table provides certain information with respect to stock options exercisable at June 30, 2008:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	5,000	$6.95	8.2 years
$8.00 - $12.00	177,200	10.26	5.0 years
$12.00 - $16.00	225,250	13.88	2.6 years
$16.00 - $21.00	53,750	18.18	2.7 years
	461,200	$12.91	3.6 years

Aggregate intrinsic value:		$11,600

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

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $332,000 were recognized as an offset to interest expense in the second quarter of 2008 and 2007. Immediately following the termination of the two swap agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010. On March 28, 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and will be recognized in earnings over the term of the swap agreement. The fair value of our derivatives at June 30, 2008 and December 31, 2007 is a net liability of $1,053,000 and $1,451,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$63	$71	$126	$142
Interest cost	122	114	244	228
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(14)	(3)	(28)	(6)
Recognized net actuarial loss	20	18	40	36
Net periodic benefit cost	$206	$215	$412	$430

June 30, 2008
Employer’s contributions for current premiums:
Contributions made for the six months ended June 30, 2008	$128
Expected contributions for remainder of 2008	128
Total estimated employer contributions for fiscal year 2008	$256

Note 12. Income Taxes

The effective income tax rate from continuing operations of approximately 43.6% for the second quarter of 2008 and 42.6% for the second quarter of 2007 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits. The increase in the effective tax rate from 2008 compared to 2007 is primarily the result of interest accrued on uncertain tax positions according to FASB Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

We adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of June 30, 2008, we had unrecognized tax benefits totaling $7,255,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $7,237,000. There have been no significant changes to these amounts during the six months ended June 30, 2008.

We recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2008, we have accrued $675,000 (net of tax) for interest related to unrecognized tax benefits.

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

Critical Accounting Policies

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

Results of Operations

Overview-Trends

We operate in two business segments: the Telecom Sector and the Enventis Sector. The Telecom Sector includes our historical rural telephone business operations, including three incumbent local exchange carriers (“ILECs”), a competitive local exchange carrier (“CLEC”) and National Independent Billing, Inc. (“NIBI”), which provides data processing services for the telecommunications industry.

Our consolidated income from continuing operations decreased $757,000 or 23.3% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $744,000 or 14.8% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in both comparative periods was primarily due to a settlement with a large interexchange carrier which provided $1,100,000 of non-recurring benefit to the 2007 comparative numbers. Excluding the non-recurring settlement that occurred in June 2007, our consolidated income from continuing operations increased $343,000 or 15.9% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $356,000 or 9.1% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Net income in the Enventis sector, which we believe provides a platform for long-term growth, increased $670,000 or 67.7% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $682,000 or 37.6% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Second quarter revenue of $39,745,000 declined $5,857,000 or 12.8% compared to the second quarter of 2007 and was $75,645,000 or $6,884,000 lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decline in revenue was impacted by two significant items occurring in the second quarter of 2007. The timing and execution of equipment sales within our Enventis Sector drove higher second quarter 2007 equipment revenue. Telecom Sector revenue was also higher due to non-recurring settlement revenue of $1,890,000 from an interexchange carrier. Despite the decrease seen in revenue we continue to focus on strategic revenue streams.

The increase in strategic revenue streams in both the Enventis and Telecom Sectors are providing growth needed to offset the downward trends in Telecom local and network access revenue. The service revenue portion of the Enventis sector increased $1,752,000 or 24.1% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $2,734,000 or 19.9% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The service element of the Enventis sector, with its recurring revenue and higher margin characteristics is a main focus for us.

Strategic broadband revenue in our Telecom sector continued to post double-digit increases. Broadband revenue increased $510,000 or 22.7% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $937,000 or 21.2% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We continue to experience increased competition from cable TV providers, CLECs, voice over internet protocol, wireless telephone, and other telephone competitors causing reduced customer counts and network access volume declines of $1,277,000 in the Telecom Sector. Telecom Sector results have also been significantly impacted by disputes with USAC and a large interexchange carrier lowering 2008 year-to-date network access revenue by $793,000 from disputes. Comparisons with 2007 revenue are affected by a $1,890,000 settlement with an interexchange carrier received in June 2007. While we continue to work to offset declining Telecom Sector revenue with new services to our customers, we may not be able to match the profitability of services we lose with the same profitability in the new services we provide.

Our focus on debt reduction in 2007 along with our ability to lock in favorable interest rates in the first quarter of 2008 are the factors driving interest expense to be $1,038,000 or 24.6% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. By locking in our long-term debt rates, we will experience lower interest expense for the year 2008 compared to 2007. Due to the expiration of amortization of previously recognized gains on interest rate hedge instruments, the quarterly interest expense will increase approximately $330,000 per quarter beginning in the third quarter of 2008.

Sector Results of Operations

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2008	2007	2008	2007
Revenue before intersegment eliminations

Revenue
Local Service	$4,086	$4,227	$8,217	$8,675
Network Access	5,952	9,378	12,777	16,737
Long Distance	1,197	1,297	2,387	2,629
Data	1,903	1,715	3,751	3,391
Internet	1,189	1,130	2,267	2,256
Digital TV	858	536	1,602	1,025
Directory	1,004	899	2,004	1,784
Bill Processing	905	514	1,499	1,203
Intersegment	161	111	291	218
Other	905	752	1,789	1,785
Total Telecom Revenue	$18,160	$20,559	$36,584	$39,703

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,999	$20,448	$36,293	$39,485
Intersegment	161	111	291	218
	18,160	20,559	36,584	39,703

Cost of services, excluding depreciation and amortization	7,845	7,158	15,492	15,013
Selling, general and administrative expenses	3,301	3,373	6,605	6,646
Depreciation and amortization	4,008	3,789	7,934	7,702
Operating Income	$3,006	$6,239	$6,553	$10,342
Net income	$1,747	$3,736	$3,815	$6,175
Capital expenditures	$2,545	$2,288	$4,965	$3,934

Key metrics
Business access lines	27,023	27,306
Residential access lines	35,872	39,716
Total access lines	62,895	67,022
Long distance customers	40,565	41,287
Digital Subscriber Line customers	18,126	16,677
Digital TV customers	7,353	5,194

Revenue

Telecom Sector operating revenue before intersegment eliminations was $18,160,000, which is $2,399,000 or 11.7% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $36,584,000, which is $3,119,000 or 7.9% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in both periods was primarily due to lower revenue in network access which includes the non-recurrence of a settlement with a large interexchange carrier that provided $1,890,000 of revenue in June 2007.

Local service revenue was $4,086,000, which is $141,000 or 3.3% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This is due to a $193,000 decline in first line residential and business access line revenue. Our access lines declined 4,127 or 6.2% from June 30, 2007 to June 30, 2008. This decline was offset by an increase of $70,000 in reciprocal compensation revenue due to a non-recurring adjustment made in 2007 increasing a revenue reserve to account for proposed contracts with wireless carriers.

Local Service revenue was $8,217,000, which is $458,000 or 5.3% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. First line residential and business access revenue declined by $365,000 due to the access line loss mentioned above. Also contributing to lower revenue was a $95,000 decrease in reciprocal compensation revenue received from wireless carriers under contract using minute-of-use pricing. Many of these contracts and their associated pricing were renegotiated in 2007. A higher degree of competition from cable TV providers, ILECs, and CLECs serving in our markets as well as wireless substitution, could continue to impact our local service revenue in future periods.

In May of 2008 we were served with a civil lawsuit by the City of St. Peter, Minn. regarding our contract payments to the municipality in support of our CLEC voice and data services. We do not agree with the contract interpretations made by the City of St, Peter, Minn. and are vigorously defending the suit. We cannot predict the outcome of such proceedings nor their impact, if any, on the Company.

Network access revenue was $5,952,000, which is $3,426,000 or 36.5% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $3,960,000 or 23.7% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This is primarily due to the settlement of a switched access dispute with a large interexchange carrier, which resulted in a non-recurring increase in revenue of $1,890,000 in the second quarter of 2007. Without this settlement, network access revenue would have been $1,536,000 or 20.5% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $2,070,000 or 13.9% lower in the six months June 30, 2008 compared to the six months ended June 30, 2007.

A dispute with the Universal Service Administrative Company (“USAC”) stemming from its reversal of earlier interpretations of revenue distribution rules has impacted second quarter 2008 network access revenue. USAC claimed $475,000 of previously distributed revenue for years prior to 2008, and has lowered 2008 revenue by $66,000 in the first and second quarters. Year-to-date 2008 impact is $607,000 of which $541,000 is reflected in the second quarter of 2008. The expected impact of the USAC decision for future quarters is $66,000 of lowered revenue per quarter. We are appealing the USAC interpretation as arbitrary and unprecedented, however USAC is largely unregulated and there is no likely forum for recovery of this lost revenue. Additionally, an ongoing dispute with a large interexchange carrier is resulting in bill non-payment and impacting second quarter network access revenue by a reduction of $105,000. Previously, this carrier dispute reduced first quarter 2008 network access revenue by $81,000. In May of 2008 we filed a lawsuit against the carrier to recover unpaid amounts billed in September 2007 to present. In July of 2008, the carrier filed a counterclaim against us. We intend to continue to pursue collection through litigation. It is not known when an outcome of that litigation will occur. Altogether, the disputes with USAC and the large interexchange carrier have lowered 2008 year-to-date network access revenue by $793,000. The expected future quarterly impact of these two disputes is approximately $160,000, until resolved.

Long distance revenue was $1,197,000 which is $100,000 or 7.7% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $2,387,000, which is $242,000 or 9.2% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in both periods was primarily due to a decrease of 722 or 1.8% in the customer base at June 30, 2008 compared to June 30, 2007 and large call-volume business customers undergoing economic slowdowns.

Data revenue was $1,903,000, which is $188,000 or 11.0% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $3,751,000, which is $360,000 or 10.6% higher the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in both periods was primarily due to an 8.7% increase in DSL customers between June 30, 2008 and June 30, 2007. Also contributing to the increase were strong sales of our Ethernet service product offset by a decrease in our private line local revenue.

Digital TV revenue was $858,000, which is $322,000 or 60.1% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $1,602,000, which is $577,000 or 56.3% higher in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in both periods was primarily the result of the offering of digital TV to three additional communities in 2007, which resulted in a 41.6% increase in digital TV customers at June 30, 2008 compared to June 30, 2007. Also contributing to the increase in digital TV revenue was an increase in rates charged to customers of approximately 5.0%, which went into effect in April 2007.

Directory revenue was $1,004,000, which is $105,000 or 11.7% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $2,004,000, which is $220,000 or 12.3% higher in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was the result of increased sales of yellow-page advertising in our directory, which went into effect in the beginning of the third quarter of 2007.

NIBI bill processing revenue was $905,000, which is $391,000 or 76.1% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $1,499,000, which is $296,000 or 24.6% higher in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Contributing to the increase in revenue was a $296,000 increase in the three month period and a $342,000 increase in the six month period of project and integration services revenue associated with a new cellular service customer.

Other revenue, consisting primarily of sales of customer premise equipment (CPE), circuit private lines, maintenance, and adds, moves and changes was $905,000, which is $153,000 or 20.4% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This increase was due to a higher volume of CPE sales of $93,000 and higher add/move/change revenue of $63,000.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,845,000, which is $687,000 or 9.6% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily due to a $297,000 increase in bad debt expense. Bad debt expense during the three months ended June 30, 2007 was abnormally low because of a reversal of $325,000 of previously recorded expense when we settled the interexchange carrier dispute. Also contributing to the increase in cost of services was a $199,000 increase in programming expenses incurred in connection with digital TV services, a $108,000 increase in CPE material costs due to the increase in CPE revenue, and a $72,000 increase in directory expense associated with the increase in directory revenue.

Telecom Sector cost of services (excluding depreciation and amortization) was $15,492,000, which is $479,000 or 3.2% higher in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to the following items:  1) a $360,000 increase in programming expenses incurred in connection with digital TV services, 2) a $330,000 increase in bad debt expense due an abnormally low expense in 2007, which was due to a $325,000 reversal of previously recorded expense when we settled the interexchange carrier dispute, and 3) a $171,000 increase in directory expenses associated with the increase in directory revenue. These increases were partially offset by a decrease in wages and benefits of $480,000 due to one-time severance payments made in 2007 and a decrease in co-location expenses of $184,000 due primarily to a credit received from a vendor in 2008.

Selling, General and Administrative Expenses

Telecom Sector selling, general and administrative expenses (excluding depreciation and amortization) were $3,301,000, which is 72,000 or 2.1% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Telecom Sector selling, general and administrative expenses (excluding depreciation and amortization) were $6,605,000, which is $41,000 or .60% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The company is actively managing its overhead and administrative costs.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $4,008,000, which is $219,000 or 5.8% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $7,934,000, which is $232,000 or 3.0% higher in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily due to an increase in fixed asset spending in 2007. Amortization was $27,000 in the three months ended June 30, 2008 and 2007 and was $53,000 in the six months ended June 30, 2008 and 2007, respectively.

Operating Income

Telecom Sector operating income decreased $3,233,000 or 51.8% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and decreased $3,789,000 or 36.7% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Excluding the non-recurring interexchange carrier settlement of $1,890,000 our operating income decreased $1,343,000 or 30.9% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and decreased $1,899,000 or 22.5% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in both periods was due to decreases in revenue and increases in cost of services (excluding depreciation and amortization), increases in depreciation and amortization expenses offset by a decrease in selling, general, and administrative expenses, all of which are described above.

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2008	2007	2008	2007
Revenue before intersegment eliminations
ENS equipment revenue	$12,709	$17,869	$22,877	$29,303
ENS services revenue	3,056	2,099	5,121	3,842
ETS services revenue	5,981	5,186	11,354	9,899
Intersegment	128	85	266	147
Total Enventis revenue	$21,874	$25,239	$39,618	$43,191

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$21,746	$25,154	$39,352	$43,044
Intersegment	128	85	266	147
	21,874	25,239	39,618	43,191

Cost of sales, equipment (excluding depreciation and amortization)	10,718	16,559	19,415	26,873
Cost of services (excluding depreciation and amortization)	4,880	3,786	9,159	6,984
Selling, general and administrative expenses	2,413	2,318	4,740	4,503
Depreciation and amortization	1,025	927	2,045	1,802
Operating income	$2,838	$1,649	$4,259	$3,029
Net income	$1,660	$990	$2,494	$1,812

Capital expenditures	$1,984	$1,017	$2,977	$2,101

HickoryTech Corporation acquired Enventis on December 30, 2005. We continue to manage and evaluate the Enventis operations in their entirety. The table below provides an illustration of the relative contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended June 30				Six Months Ended June 30
	Network Services		Transport Services		Network Services		Transport Services
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Revenue before intersegment eliminations:
Equipment revenue	$12,709	$17,869	$—	$—	$22,877	$29,303	$—	$—
Service revenue	3,056	2,099	5,981	5,186	5,121	3,842	11,354	9,899
Intersegment	—	—	128	85	—	—	266	147
Total Enventis revenue	$15,765	$19,968	$6,109	$5,271	$27,998	$33,145	$11,620	$10,046

Cost of sales, equipment (excluding depreciation and amortization)	10,714	16,554	4	5	19,406	26,864	9	9
Cost of services (excluding depreciation and amortization)	2,143	1,253	2,737	2,533	3,975	2,180	5,184	4,804
Selling, general and administrative expenses	1,273	1,171	1,140	1,147	2,532	2,269	2,208	2,234
Depreciation and amortization	123	153	902	774	244	248	1,801	1,554
Operating income	$1,512	$837	$1,326	$812	$1,841	$1,584	$2,418	$1,445
Net income	$885	$502	$775	$488	$1,078	$947	$1,416	$865

Capital expenditures	$156	$112	$1,828	$905	$289	$80	$2,688	$2,021

Revenue

Enventis Sector operating revenue before intersegment eliminations was $21,874,000 in the three months ended June 30, 2008, which is $3,365,000 or 13.3% lower than revenue in the three months ended June 30, 2007.  Similarly, Enventis operating revenue before intersegment eliminations was $39,618,000 in the six months ended June 30, 2008, which is $3,573,000 or 8.3% lower than revenue earned in the six months ended June 30, 2007. These fluctuations were heavily influenced by the timing and execution of equipment sales under large contracts.

Enterprise Network Services’ equipment revenue in the three months ended June 30, 2008 was $12,709,000, which is $5,160,000 or 28.9% lower than the three months ended June 30, 2007. Enterprise Network Services equipment revenue was $22,877,000 in the six months ended June 30, 2008, which is $6,426,000 or 22.0% lower than equipment revenue earned in the six months ended June 30, 2007. The most significant impact was due to recognizing $6,500,000 of revenue related to a single large contract in the second quarter of 2007. Overall operating results from the Enventis Sector can be impacted by the timing of delivery and performance related to large equipment sales and installations. The relationship between revenue and costs associated with the various products and delivery elements of large contracts can also fluctuate depending on the product mix, vendor discounts, and rebates. These fluctuations can be especially dramatic in the Enterprise Network Services’ equipment revenue product line.

The decline in equipment revenue recognition in the first two quarters of 2008 was partly offset by increases in services revenue in both the Enterprise Network Services and Enterprise Transport Services product lines.  Enterprise Network Services’ revenue earned from services in the three months ended June 30, 2008 was $3,056,000, which is $957,000 or 45.6% higher than services revenue earned in the three months ended June 30, 2007. The increase was primarily due to a $767,000 increase in maintenance contract revenue and an increase of $99,000 in support fees revenue related to technology support and monitoring of systems for our customers. Enterprise Network Services’ services revenue in the six months ended June 30, 2008 was $5,121,000, which is $1,279,000 or 33.3% higher than services revenue earned in the six months ended June 30, 2007. The increase was primarily due to an increase in maintenance contract revenue of $512,000, an increase in contract services revenue of $293,000 associated with an increase in the design, configuration, and installation services related to voice and data equipment, and a $240,000 increase in support fees revenue. The increase in services revenue reflects our business strategy of emphasizing this revenue stream due to its recurring nature as well as its higher and more stable margin characteristics. Maintenance contract sales carry a significant profitability factor. Enventis costs for maintenance contracts are netted against revenue rather than posted to Cost of Services based on our role as an agent in the transaction for Cisco.

Enterprise Transport Services revenue was $5,981,000 in the three months ended June 30, 2008, which is $795,000 or 15.3% higher than revenue earned in the three months ended June 30, 2007. Enterprise Transport Services revenue was $11,354,000 in the six months ended June 30, 2008, which is $1,455,000 or 14.7% higher than revenue earned in the six months ended June 30, 2007.  The increase in both periods was primarily due to increases in fiber transport service revenue due to higher customer demand in the wholesale, business, and managed transport service areas.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $10,718,000 in the three months ended June 30, 2008, which is $5,841,000 or 35.3% lower than cost of sales in the three months ended June 30, 2007. Cost of sales associated with equipment revenue was $19,415,000 in the six months ended June 30, 2008, which is $7,458,000 or 27.8% lower than cost of sales in the six months ended June 30, 2007.The decrease in both periods was primarily due to the lower equipment revenue experienced in the Enterprise Network Services product line. The relationship between cost of equipment sold to equipment sales revenue can fluctuate and is influenced by a number of factors including product mix, dealer discounts, and vendor incentive rebate programs. The relationship of cost as a percentage of sales revenue in the three and six month periods of 2008 compared to the same periods in 2007 is more favorable (lower) due primarily to the mix of products sold and Enventis’ leverage of vendor incentive programs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $4,880,000 in the three months ended June 30, 2008, which is $1,094,000 or 28.9% higher compared to cost of services in the three months ended June 30, 2007. The increase was primarily due to the following items: 1) a $595,000 increase in wages and benefits due to increased staffing levels, 2) a $561,000 increase in contract labor costs related to external project support,  and 3) a $155,000 increase in circuit expenses, which supported the increase in off-net revenue. The increased staffing and contract labor costs reflect our investment in the growth of the managed service business as well as temporary staffing for high levels of project activity. These increases were partly offset by declines in consulting fees of $247,000 due to lower usage of external project management consultants.

Cost of services (excluding depreciation and amortization) was $9,159,000 in the six months ended June 30, 2008, which is $2,175,000 or 31.1% higher compared to cost of services in the six months ended June 30, 2007. The increase was primarily due to the following items: 1) a $1,313,000 increase in wages and benefits due to increased staffing levels, 2) an $830,000 increase in contract labor costs related to external project support, and 3) a $288,000 increase in circuit expenses, which supported the increase in off-net revenue. The increased staffing and contract labor costs reflect our investment in the growth of the managed service business as well as temporary staffing for high levels of project activity. These increases were partly offset by declines in consulting fees of $277,000 due to lower usage of external project management consultants.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $2,413,000 in the three months ended June 30, 2008, which is $95,000 or 4.1% higher than selling, general, and administrative expenses in the three months ended June 30, 2007. The increase was primarily due to a $135,000 increase in commissions and an $86,000 increase in corporate expenses, partly offset by a $129,000 decrease in wages and benefits.

Selling, general and administrative expenses were $4,740,000 in the six months ended June 30, 2008, which is $237,000 or 5.3% higher than selling, general, and administrative expenses in the six months ended June 30, 2007. The increase was primarily due to a $174,000 increase in commissions, $166,000 increase in corporate expenses, and a $144,000 increase in incentive compensation accruals, partly offset by a $202,000 decrease in wages and benefits.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $1,025,000, which is $98,000 or 10.6% higher in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and was $2,045,000, which is $243,000 or 13.5% higher in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in both periods was primarily due to the increase in assets placed in service in 2007 and 2008 to support the growth in our Enventis Transport Services line of business. Enventis Sector amortization remained constant in 2008 and 2007, and is attributed to intangible assets related to the Enventis acquisition in 2005.

Operating Income

Enventis Sector operating income during the three months ended June 30, 2008 was $1,189,000 or 72.1% greater than operating income for the three months ended June 30, 2007. Operating income for the six months ended June 30, 2008 was $1,230,000 or 40.6% higher than operating income for the six months ended June 30, 2007. The increase was due to higher services revenue and lower cost of sales offsetting the decrease in equipment sales revenue and the increases in cost of services (excluding depreciation and amortization), selling, general, and administrative expenses, and depreciation expenses, all of which are described above. The increases in maintenance contract revenue discussed above especially affected this relationship, as revenue from these sales is recognized net of associated costs, directly impacting overall operating income. The increase in both periods was driven by the higher profit margin characteristics of the mix of product and services sold – especially maintenance contracts – and the favorable discounts and rebates offered by vendors.

Interest Expense

Consolidated interest expense was $1,478,000 which is $553,000 or 27.2% lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Interest expense was $3,175,000, which is $1,038,000 or 24.6% lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease is a result of a lower average effective interest rate in the first six months of 2008. The outstanding balance of our debt obligations was $133,654,000 at June 30, 2008 and $129,206,000 at December 31, 2007.

Interest expense will increase approximately $330,000 per quarter starting in the third quarter of 2008, subject to other normal influences such as debt principal amount and movement in interest rates on un-hedged or unfixed interest rate debt. Quarterly benefits of $330,000 from interest-rate swap agreements sold at a gain in early 2007 become fully amortized in the second quarter of 2008 and no longer offset a portion of interest expense. The combined effects of lower interest rates, interest protection strategies, and lower debt principal indicate that our interest expense will be approximately $1,300,000 lower for the year 2008 than 2007.

Income Taxes

The effective income tax rate from continuing operations of approximately 43.6% for the second quarter of 2008 and 42.6% for the second quarter of 2007 exceeds the federal statutory rate primarily due to state income taxes and interest expense accrued on unrecognized tax benefits. The change in the effective tax rate from 2008 to 2007 is the result of interest accrued on uncertain tax positions according to FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

Liquidity and Capital Resources

Cash Flows

Cash generated from operations was $9,057,000 in the first six months of 2008 compared to $11,540,000 in the first six months of 2007. Cash provided by operations in the first six months of 2008 and 2007 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. Outstanding accounts receivable balances increased by $3,674,000 and $7,254,000 in the first six months of 2008 and 2007, respectively as a result of customer installations in progress evolving into the billing stage primarily in the Enventis Sector. In 2008, inventory in the Enventis Sector increased primarily due to customer activity levels at the end of the second quarter. Inventory for the Enventis Sector is a temporary staging point in the customized equipment ordering/installation cycle. The decrease in inventory of $2,125,000 in the first six months of 2007 was primarily due to a decrease in inventory in the Enventis Sector which was a direct consequence of the increased billings to customers noted above.

Cash used in investing activities was driven by capital expenditures which increased $1,925,000 during the first six months of 2008 compared to the first six months of 2007. We are making a concentrated effort to focus spending on revenue generating products, services, and key strategic initiatives. We anticipate the level of total capital spending in 2008 to be slightly higher than the level of capital spending seen in 2007.

Cash used in financing activities in the first six months of 2008 was $362,000 compared to $5,216,000 in the first six months of 2007. In 2007, a decrease in the overall credit facility of $6,650,000 resulted from repayments of $10,650,000, offset by borrowings of $4,000,000. During the first six months of 2008, we experienced an increase in our long term debt position of $4,300,000 which resulted from repayments of $11,600,000 offset by borrowings of $15,900,000. In 2008, we anticipate that our growth initiatives will cause minimal reductions in our current debt level by year end. In 2007, we terminated two outstanding interest-rate swap agreements which had original maturities of June 2008 resulting in proceeds of $1,936.000.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $15,115,000 as of June 30, 2008, compared to working capital of $8,228,000 as of December 31, 2007. The ratio of current assets to current liabilities was 1.5 as of June 30, 2008 and 1.3 as of December 31, 2007.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $16,000,000 from HickoryTech Corporation. The financing agreement provides sixty-day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $13,041,000 at June 30, 2008 and $14,443,000 at December 31, 2007. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Obligations

Our long-term obligations as of June 30, 2008 were $132,313,000, excluding current maturities of $1,025,000 on debt and $316,000 on current maturities of capital leases. Long-term obligations as of December 31, 2007, were $128,475,000 excluding current maturities of $475,000 on debt and $256,000 of capital leases. On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,575,000 facility as of June 30, 2008 through normal quarterly amortization), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $125,575,000 as of June 30, 2008 through normal quarterly amortization).

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $106,075,000 as of June 30, 2008, and is held by commercial lenders. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from March 31, 2008 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007, we are not required to make quarterly principal payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,500,000 as of June 30, 2008 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2008 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit facility is $7,400,000 as of June 30, 2008.

Our debt requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of June 30, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility.

Other

We believe that cash flow from operations and current cash balances, are adequate to meet our anticipated operating, capital expenditures, and debt service requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $664,000 and $609,000 were recognized as an offset to interest expense during the first six months of 2008 and 2007, respectively. Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010. On March 28, 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2008, our interest expense would have increased $16,000.

Item 4.  Controls and Procedures

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

Part II  Other Information

Item 1.  Legal Proceedings.

Other than routine litigation incidental to our business there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

a.

The annual shareholders’ meeting was held on May 6, 2008. The only matter presented to the shareholders at the annual meeting was the reelection of four directors to terms expiring in 2011. Lyle T. Bosaker, Myrita T. Craig, and John W. Finke continued as directors after the meeting whose terms expire in 2009, and John H. Holdredge, Lyle G. Jacobson, and Starr J. Kirklin continued as directors after the meeting whose terms expire in 2010.

b.	The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld
Robert D. Alton, Jr.	9,423,123	836,638
James W. Bracke	9,922,806	336,955
R. Wynn Kearney, Jr.	9,908,513	351,249
Dale E. Parker	9,912,701	347,060

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

Dated:	July 29, 2008	HICKORY TECH CORPORATION

		By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

		By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer