Form 10-Q
period 2008-09-30
HICKORY TECH CORP
filed 2008-10-30
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The total number of shares of the Registrant’s common stock outstanding as of Oct 29, 2008: 13,367,019.

Item 1.    Financial Statements

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except share and per share amounts)	2008	2007	2008	2007
Operating revenue:
Telecom Sector	$18,758	$18,647	$55,051	$58,132
Enventis Sector
Equipment	11,725	10,092	34,602	39,395
Services	9,377	7,120	25,852	20,861
Total Enventis Sector	21,102	17,212	60,454	60,256
Total operating revenue	39,860	35,859	115,505	118,388

Costs and expenses:
Cost of sales, equipment, excluding depreciation and amortization	10,190	8,705	29,605	35,578
Cost of services, excluding depreciation and amortization	13,443	11,137	37,760	32,832
Selling, general and administrative expenses	5,637	5,900	16,786	17,627
Depreciation	4,945	4,254	14,371	13,190
Amortization of intangibles	285	289	863	867
Total costs and expenses	34,500	30,285	99,385	100,094
Operating income	5,360	5,574	16,120	18,294

Other income and expense:
Interest and other income	39	68	81	199
Interest expense	(1,874)	(2,028)	(5,049)	(6,241)
Total other (expense)	(1,835)	(1,960)	(4,968)	(6,042)

Income from continuing operations before income taxes	3,525	3,614	11,152	12,252
Income tax provision	1,453	1,532	4,802	5,148
Income from continuing operations	2,072	2,082	6,350	7,104
Discontinued operations:
Loss from operations of discontinued component	—	(12)	—	(27)
Income tax benefit	—	(4)	—	(10)
Loss on discontinued operations	—	(8)	—	(17)

Net income	$2,072	$2,074	$6,350	$7,087

Basic earnings per share - continuing operations:	$0.16	$0.16	$0.48	$0.54
Basic loss per share - discontinued operations:	—	—	—	—
	$0.16	$0.16	$0.48	$0.54

Weighted average common shares outstanding	13,352,005	13,267,649	13,325,967	13,250,033

Diluted earnings per share - continuing operations:	$0.16	$0.16	$0.48	$0.54
Diluted loss per share - discontinued operations:	—	—	—	—
	$0.16	$0.16	$0.48	$0.54

Weighted average common and equivalent shares outstanding	13,358,390	13,273,304	13,336,424	13,250,745

Dividends per share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands except share and per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,499	$171
Receivables, net of allowance for doubtful accounts of $911 and $1,184	33,538	28,357
Inventories	8,788	7,054
Income taxes receivable	—	1,013
Deferred income taxes, net	1,334	1,334
Prepaid expenses	1,507	1,713
Other	990	1,196
Total current assets	47,656	40,838

Investments	4,066	3,830

Property, plant and equipment	333,401	322,249
Less accumulated depreciation	182,358	169,318
Property, plant and equipment, net	151,043	152,931

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	1,120	1,983
Deferred costs and other	2,345	2,674
Total other assets	28,704	29,896

Total assets	$231,469	$227,495

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Extended term payable	$10,527	$14,443
Accounts payable	4,339	4,538
Accrued expenses	7,733	7,740
Accrued income taxes	1,224	—
Advanced billings and deposits	7,157	5,158
Current maturities of long-term obligations	1,599	731
Total current liabilities	32,579	32,610

Long-term liabilities:
Debt obligations, net of current maturities	129,822	128,475
Financial derivative instruments	1,138	1,451
Accrued income taxes	8,024	7,747
Deferred income taxes	15,045	14,901
Deferred revenue	2,051	1,527
Accrued employee benefits and deferred compensation	9,060	8,852
Total long-term liabilities	165,140	162,953

Total liabilities	197,719	195,563

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value Shares authorized: 100,000,000 Shares issued and outstanding: 13,367,019 in 2008 and 13,284,903 in 2007	1,337	1,329
Additional paid-in capital	11,722	11,031
Retained earnings	22,195	20,639
Accumulated other comprehensive (loss)	(1,504)	(1,067)
Total shareholders’ equity	33,750	31,932

Total liabilities and shareholders’ equity	$231,469	$227,495

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30
(Dollars in thousands)	2008	2007
OPERATING ACTIVITIES:
Net income	$6,350	$7,087
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	17
Depreciation and amortization	15,234	14,057
Amortization of gain on sale of financial derivative instrument	(664)	(940)
Deferred income tax provision (benefit)	—	(60)
Accrued patronage refunds	(425)	(70)
Other	734	682
Changes in operating assets and liabilities net of effects of dispositions:
Receivables	(5,329)	(688)
Prepaids	207	607
Inventories	(1,734)	3,996
Accounts payable and accrued expenses	(198)	718
Deferred revenue, billings, and deposits	2,523	310
Income taxes	2,509	2,780
Other	802	1,181
Net cash provided by operating activities	20,009	29,677

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,416)	(11,388)
Other	241	100
Net cash (used in) investing activities	(12,175)	(11,288)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(3,916)	2,422
Change in cash overdraft	—	(1,475)
Payments of capital lease obligations	(268)	(295)
Borrowings on credit facility	30,000	7,500
Repayments on credit facility	(27,850)	(21,475)
Proceeds from the sale of financial derivative instrument	—	1,936
Proceeds from issuance of common stock	321	283
Dividends paid	(4,793)	(4,764)
Net cash (used in) financing activities	(6,506)	(15,868)

DISCONTINUED OPERATIONS:
Net cash (used in) operating activities	—	(17)
Net cash (used in) discontinued operations	—	(17)

Net increase in cash and cash equivalents	1,328	2,504
Cash and cash equivalents at beginning of the year	171	84
Cash and cash equivalents at the end of the period	$1,499	$2,588

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,886	$7,033
Net cash paid for income taxes	$2,293	$2,375
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$334	$490

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

SEPTEMBER 30, 2008

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except share and per share amounts)	2008	2007	2008	2007

Income from continuing operations	$2,072	$2,082	$6,350	$7,104
Loss from discontinued operations	—	(8)	—	(17)
Net Income	$2,072	$2,074	$6,350	$7,087

Weighted average shares outstanding	13,352,005	13,267,649	13,325,967	13,250,033
Stock options (dilutive only)	442	5,655	1,305	712
Stock subscribed (ESPP)	5,943	—	9,152	—
Total dilutive shares outstanding	13,358,390	13,273,304	13,336,424	13,250,745

Earnings per share:
Basic - continuing operations	$0.16	$0.16	$0.48	$0.54
Basic - discontinued operations	$—	$—	$—	$—

Diluted - continuing operations	$0.16	$0.16	$0.48	$0.54
Diluted - discontinued operations	$—	$—	$—	$—

Options to purchase 456,200 and 415,551 shares for the three months ended September 30, 2008 and 2007, respectively, and 436,200 and 415,551 shares for the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. Listed below is the number of shares outstanding as of the record date for the first, second, and third quarters of 2008 and 2007, respectively.

Shares outstanding on record date	2008	2007
First quarter (Feb. 15)	13,292,419	13,207,970
Second quarter (May 15)	13,319,782	13,243,525
Third quarter (August 15)	13,330,284	13,253,812

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $.12 per share in the third quarter of 2008 and 2007.

During the first nine months of 2008 and 2007, shareholders have elected to reinvest $178,000 and $179,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the three months ended September 30, 2008 and 2007 was $2,033,000 and $1,125,000, respectively. Comprehensive income for the nine months ended September 30, 2008 and 2007 was $5,913,000 and $6,362,000, respectively.

In March 2007, we terminated our two outstanding interest-rate swap agreements with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable interest rate debt through February 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2007	$(954)	$279	$(181)	$(211)	$(1,067)
2008 Activity				(1,324)	(1,324)
Net Periodic					—
Benefit Cost	12	(8)	9	—	13
March 31, 2008	$(942)	$271	$(172)	$(1,535)	$(2,378)
2008 Activity				899	899
Net Periodic					—
Benefit Cost	12	(8)	9	—	13
June 30, 2008	$(930)	$263	$(163)	$(636)	$(1,466)
2008 Activity				(51)	(51)
Net Periodic					—
Benefit Cost	12	(8)	9	—	13
September 30, 2008	$(918)	$255	$(154)	$(687)	$(1,504)

(1) Amounts pertain to our postretirement benefit plans.

Note 4.   Acquisition, Disposition and Discontinued Operations

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins Communications Systems Co. (“Collins”) to Skyview Capital, LLC for an initial price of $100,000, paid by delivery of a promissory note, plus up to $1,650,000 of earn-out payments. Skyview Capital, LLC paid us $100,000 in February 2007. The remaining selling price is due in contingent payments payable over a three year period if financial targets are reached by Skyview Capital, LLC. We have received no payments to-date related to this earn-out provision. The $100,000 mentioned above is included in the calculation of the net loss on sale mentioned below, while the contingent payments have not been included in the net loss. The agreement contained covenants against competition by the new owner in south-central Minnesota, which expired on June 30, 2008. We recorded a pre-tax loss on the sale of $3,385,000 ($2,040,000 net of income taxes). The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods presented have been restated to reflect the Collins operations as discontinued operations.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of September 30, 2008 and December 31, 2007 was $4,109,000 and $3,312,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods, as of September 30, 2008 and December 31, 2007 was $4,679,000 and $3,742,000, respectively.

Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions as market and other conditions change.

Note 6.  Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, we test goodwill between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. The carrying value of our goodwill is $25,239,000 as of September 30, 2008 and December 31, 2007.

The components of other intangible assets are as follows:

		As of September 30, 2008		As of December 31, 2007
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$3,166	$4,229	$2,456
Other intangibles	1 - 5 years	730	673	730	520
Total		$4,959	$3,839	$4,959	$2,976

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $285,000 and $289,000 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to the definite-lived intangible assets was $863,000 and $867,000 for the nine months ended September 30, 2008 and 2007, respectively. Total estimated amortization expense for the remaining three months of 2008 and the five years subsequent to 2008 is as follows: 2008 (October 1 – December 31) – $264,000; 2009 - $853,000; 2010 - $3,000; none in 2011, 2012, and 2013.

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)

			Corporate and
Three Months Ended September 30, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$18,758	$21,102	$—	$39,860
Intersegment revenue	174	138	(312)	—
Total operating revenue	18,932	21,240	(312)	39,860

Depreciation and amortization	4,059	1,158	13	5,230
Operating income	3,445	1,623	292	5,360
Interest expense	21	—	1,853	1,874
Income taxes(benefit)	1,413	667	(627)	1,453
Income/(loss) from continuing operations	2,033	959	(920)	2,072
Identifiable assets	149,483	74,228	7,758	231,469
Property, plant and equipment, net	113,468	37,442	133	151,043
Capital expenditures	3,117	1,338	1	4,456

			Corporate and
Three Months Ended September 30, 2007	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$18,647	$17,212	$—	$35,859
Intersegment revenue	116	152	(268)	—
Total operating revenue	18,763	17,364	(268)	35,859

Depreciation and amortization	3,616	916	11	4,543
Operating income/(loss)	3,972	1,689	(87)	5,574
Interest expense	19	—	2,009	2,028
Income taxes(benefit)	1,585	684	(737)	1,532
Income/(loss) from continuing operations	2,376	1,026	(1,320)	2,082
Identifiable assets	153,074	57,895	8,906	219,875
Property, plant and equipment, net	116,746	34,575	160	151,481
Capital expenditures	3,345	1,928	80	5,353

(Dollars in thousands)

			Corporate and
Nine Months Ended September 30, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$55,051	$60,454	$—	$115,505
Intersegment revenue	465	404	(869)	—
Total operating revenue	55,516	60,858	(869)	115,505

Depreciation and amortization	11,993	3,203	38	15,234
Operating income	9,998	5,882	240	16,120
Interest expense	65	—	4,984	5,049
Income taxes(benefit)	4,109	2,432	(1,739)	4,802
Income/(loss) from continuing operations	5,848	3,453	(2,951)	6,350
Identifiable assets	149,483	74,228	7,758	231,469
Property, plant and equipment, net	113,468	37,442	133	151,043
Capital expenditures	8,082	4,315	19	12,416

			Corporate and
Nine Months Ended September 30, 2007	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$58,132	$60,256	$—	$118,388
Intersegment revenue	334	299	(633)	—
Total operating revenue	58,466	60,555	(633)	118,388

Depreciation and amortization	11,318	2,718	21	14,057
Operating income/(loss)	14,314	4,718	(738)	18,294
Interest expense	54	—	6,187	6,241
Income taxes(benefit)	5,732	1,902	(2,486)	5,148
Income/(loss) from continuing operations	8,551	2,838	(4,285)	7,104
Identifiable assets	153,074	57,895	8,906	219,875
Property, plant and equipment, net	116,746	34,575	160	151,481
Capital expenditures	7,279	4,029	80	11,388

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2008. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of all stock-based compensation plans.

Share-based compensation expense recognized for the three months ended September 30, 2008 and 2007 was $8,000 and $27,000, respectively. Share-based compensation expense recognized for the nine months ended September 30, 2008 and 2007 was $30,000 and $81,000, respectively. Share-based compensation expense recognized in our Consolidated Statement of Operations for the first nine months of 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet completely vested as of September 30, 2008 and 2007. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no stock option awards granted during the nine months ended September 30, 2008 and 2007, respectively.  Although we have authority to issue options under the Stock Award Plan, no current compensation programs have options as a component.

As of September 30, 2008 there was $6,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized during the next twelve months.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Price
Outstanding at January 1, 2008	476,000	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,800)	13.38
Outstanding at September 30, 2008	471,200	$12.79
Exercisable at September 30, 2008	466,200	$12.85

The following table provides certain information with respect to stock options outstanding at September 30, 2008:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$ 6.00 - $8.00	15,000	$6.95	7.92 years
$ 8.00 - $12.00	177,200	10.26	4.66 years
$ 12.00 - $16.00	225,250	13.88	2.36 years
$ 16.00 - $21.00	53,750	18.18	2.47 years
	471,200	$12.79	3.41 years
Aggregate Intrinsic Value		$—

The following table provides certain information with respect to stock options exercisable at September 30, 2008:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$ 6.00 - $8.00	10,000	$6.95	7.92 years
$ 8.00 - $12.00	177,200	10.26	4.66 years
$ 12.00 - $16.00	225,250	13.88	2.36 years
$ 16.00 - $21.00	53,750	18.18	2.47 years
	466,200	$12.85	3.41 years
Aggregate intrinsic value:		$—

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

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $332,000 and $940,000 were recognized as an offset to interest expense in the three and nine months ending September 30, 2007. Proceeds of $664,000 were recognized as an offset to interest expense in the first nine months of 2008. Immediately following the termination of the two swap agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The fair value of our derivatives at September 30, 2008 and December 31, 2007 is a net liability of $1,138,000 and $1,451,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$63	$71	$189	$213
Interest cost	122	114	366	342
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(14)	(3)	(42)	(9)
Recognized net actuarial loss	20	18	60	54
Net periodic benefit cost	$206	$215	$618	$645

September 30, 2008
Employer’s contributions for current premiums:
Contributions made for the nine months ended September 30, 2008	$190
Expected contributions for remainder of 2008	63
Total estimated employer contributions for fiscal year 2008	$253

Note 12.  Income Taxes

The effective income tax rate from continuing operations of approximately 41.20% for the third quarter of 2008 and 42.4% for the third quarter of 2007 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

We adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of September 30, 2008, we had unrecognized tax benefits totaling $7,255,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $7,237,000. There have been no significant changes to these amounts during the nine months ended September 30, 2008.

We recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2008, we have accrued $769,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2005 except to the extent of losses utilized in subsequent years.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that the application of the accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies that we adhere to is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Overview-Trends

We operate in two business segments: the Telecom Sector and the Enventis Sector. The Telecom Sector leverages more than 110 years of experience providing communications solutions to business and residential customers in southern Minnesota, and northwestern and central Iowa.  We offer local voice, long distance, high-speed internet, Digital TV and high-capacity data transport. Additionally, we offer integrated communication business solutions and own fiber optic infrastructure. The Telecom Sector’s National Independent Billing Inc. (NIBI) division develops telecom and carrier access billing and customer management software for our internal operations and external customers. The Enventis Sector specializes in providing integrated voice, data and network communications solutions for businesses of all sizes – from enterprise multi-office organizations to small and medium businesses. In addition to its statewide fiber optic network, Enventis provides IP telephony, transport, data and network integration services that combine voice and data into a single platform – reducing operations costs and enhancing performance. Since 1997, Enventis, a Cisco Gold Certified Partner, has provided Cisco Systems network solutions for a broad spectrum of business clients.

Our operating results are impacted by industry trends as well as the characteristics of our internal operations. Our Telecom Sector revenue has been, and we expect will continue to be, impacted by two significant industry trends: (1) recent and potential future changes in rate regulation at the state and federal levels; and (2) access line losses resulting from increased competition, product substitution, interpretation of regulation, and other factors.  For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services.  This has increased the number and type of competitors within our industry and our marketplace.

Our response to these trends will have an important impact to our future revenues. Product bundling – offering customers the ability to bundle several products and services at a competitive discount continues to be one of our responses to access line losses. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company.  While bundle price discounts might result in lower average revenue for our individual products, we believe product bundles contribute to customer retention.

Our response to the gradual and persistent decline in access revenue has been to grow our broadband services. Revenue from data, Internet and video services continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and television products to more-advanced technologies. As a result, we continue to focus on these advanced, high-growth products, which include: broadband services, private line, multi-protocol label switching (MPLS), voice over Internet protocol (VoIP), digital video (DTV), and Internet protocol television (IPTV) services.

Enventis Sector operating results can fluctuate due to the timing of activity in the equipment product line.  Periods of increased sales and system implementation - and the related revenue recognition – can lead to uneven results on a quarter-to-quarter basis. These activities are important to building valuable customer relationships and sustainable recurring revenue streams based on our ability to provide high-quality solutions, delivery, and support. It is in the relatively higher margin and recurring revenue-generating managed services parts of the division on which we intend to focus our future growth.

Our business customers are increasingly demanding customized and integrated voice, data and Internet services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services, unified communications, and security monitoring.  Revenue from managed services has grown more than 40% in the first nine months of 2008 compared to the same period in 2007, and we expect this trend to continue. We believe our business customers will continue to demand turnkey solutions, such as managed services, that afford them more flexibility and total support of their communications needs. These types of services also allow us to act as a strategic partner with our business customers in improving the effectiveness and efficiency of their operations. We believe this gives us an opportunity to form stronger bonds with these customers. Some of our key managed services offerings include security monitoring, total care support, and our Enventis SingleLink ™ Unified Communications.

For the third quarter of 2008, revenue from the advanced products and strong results from our NIBI division largely offset declines in subscriber and access line revenue in our Telecom Sector, and we experienced strong revenue growth in the Enventis Sector. Higher investment in network and equipment to support high-tech products, as well as our investment in personnel to grow the Enventis Sector, offset this revenue growth to cause our net income to decline slightly in the third quarter of 2008 compared to the same period for 2007.

Sector Results of Operations

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007
Revenue before intersegment eliminations

Revenue
Local Service	$4,079	$4,247	$12,296	$12,922
Network Access	6,752	7,086	19,529	23,823
Long Distance	1,097	1,248	3,484	3,877
Data	1,877	1,781	5,628	5,172
Internet	1,211	1,164	3,478	3,420
Digital TV	871	581	2,473	1,606
Directory	1,081	1,037	3,085	2,821
Bill Processing	1,058	661	2,557	1,864
Intersegment	174	116	465	334
Other	732	842	2,521	2,627
Total Telecom Revenue	$18,932	$18,763	$55,516	$58,466

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$18,758	$18,647	$55,051	$58,132
Intersegment	174	116	465	334
	18,932	18,763	55,516	58,466
Cost of services, excluding depreciation and amortization	7,958	7,794	23,450	22,807
Selling, general and administrative expenses	3,470	3,381	10,075	10,027
Depreciation and amortization	4,059	3,616	11,993	11,318

Operating Income	$3,445	$3,972	$9,998	$14,314

Net income	$2,033	$2,376	$5,848	$8,551

Capital expenditures	$3,117	$3,345	$8,082	$7,279

Key metrics
Business access lines	26,350	27,616
Residential access lines	35,115	38,674
Total access lines	61,465	66,290
Long distance customers	39,533	41,259
Digital Subscriber Line customers	18,519	17,250
Digital TV customers	7,882	5,706

Revenue

Telecom Sector operating revenue before intersegment eliminations was $18,932,000, which is $169,000 or 0.90% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $55,516,000, which is $2,950,000 or 5.0% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in the year-to-date revenue was primarily due to lower revenue in network access which includes the non-recurrence of a settlement with a large interexchange carrier that provided $1,890,000 of revenue in June 2007. As a telecommunications provider, we were also negatively impacted by the number of access lines that we serve, which primarily impacted our local and long distance product lines.  Offsetting this decrease in revenue, were double-digit increases in broadband and bill processing revenue.

Local Service. We primarily receive monthly recurring revenue for basic voice telephone service, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers, and miscellaneous local services. Local service revenue was $4,079,000, which is $168,000 or 4.0% lower in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $12,296,000, which is $626,000 or 4.8% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. A decline in residential and business access line revenue of $184,000 in the three months and $529,000 in the nine month ended September 30, 2008, is the direct result of our access line decline of 4,825 customers or 7.3% from September 30, 2008 to September 30, 2007. The number of access lines we serve as an incumbent and competitive local exchange carrier have been decreasing, which is consistent with the general trend in our industry. Our strategy to directly offset loss of access line customers is to sell a competitive bundle of services. We believe these bundled packages offer competitive discounts as more services, such as features, high-speed DSL and Digital TV, are added to the bundle.

In May of 2008 we were served with a civil lawsuit by the City of St. Peter, Minn. regarding our contract payments to the municipality in support of our CLEC voice and data services. We do not agree with the contract interpretations made by the City of St. Peter, Minn. and are vigorously defending the suit. We cannot predict the outcome of such proceedings nor their impact, if any, on the Company.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end users, and settlements from nationally administered pools.

The amount of revenue we have received from network access during the past two years has been impacted not only by industry trends of decreasing access lines, but litigation and settlement of disputes with interexchange carriers. Network access revenue was $6,752,000, which is $334,000 or 4.7% lower in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $19,529,000, which is $4,294,000 or 18.0% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We had three disputes that impacted these results. We settled a switched access dispute with a large interexchange carrier, which resulted in a non-recurring increase in revenue of $1,890,000 in the second quarter of 2007. We also settled a dispute with an interexchange carrier for bill nonpayment in the third quarter of 2008 that resulted in revenue of $186,000 in the third quarter of 2008. Finally, a dispute with the Universal Service Administrative Company (“USAC”) stemming from its reversal of earlier interpretation of revenue distribution rules has reduced third quarter and YTD 2008 network access revenue by $66,000 and $673,000, respectively. We are appealing the USAC interpretation as arbitrary and unprecedented, however USAC is largely unregulated and there is no likely forum for recovery of this lost revenue.  Without these settlements, network access revenue would have been $2,590,000 or 11.8% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

On October 15, 2008, the chair of the Federal Communications Commission (“FCC”) indicated Inter-Carrier Compensation reform is under consideration and put it on the agenda for the November 4th, 2008 open meeting of the FCC. We cannot predict the impact of this or other future developments in the regulatory environment on our Telecom Sector revenue.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per call or flat-rate basis. This includes the provision of directory assistance, operator service, and long distance private lines. Long distance revenue was $1,097,000, which is $151,000 or 12.1% lower in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $3,484,000, which is $393,000 or 10.1% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in revenue is the result of the loss of 1,726 customers, or 4.2% in the customer base from September 30, 2008 to September 30, 2007, more residential customers selecting unlimited long distance calling plans, decreased rates per minute charged to customers due to aggressive competition in the markets we serve, and due to a local out-bound call center customer going out of business.

Data. We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the DSL access portion of traditional Telecom DSL service. Data revenue was $1,877,000, which is $96,000 or 5.4% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $5,628,000, which is $456,000 or 8.8% higher the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in both periods was primarily due to a 7.4% increase in DSL customers between September 30, 2008 and September 30, 2007. We also experienced double-digit growth in our business Ethernet services which increased revenue by $52,000 in the three months ended and $187,000 in the nine months ended September 30, 2008.

Internet. We provide internet service to our dial-up and DSL subscribers as well as dedicated internet services for larger business customers. We receive revenue in various usage based and flat-rate packages based on the level of service, data speeds, and volume. There was no significant change in Internet revenues for the quarter or year-to-date periods.

Digital TV. We receive monthly recurring revenue from our subscribers for the provision of commercial TV programming in competition with local cable TV, satellite dish TV, and on-air TV service providers. Digital TV revenue was $871,000, which is $290,000 or 49.9% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $2,473,000, which is $867,000 or 54.0% higher in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in both periods was primarily the result of offering Digital TV to three additional communities in 2007, which resulted in a 38.1% increase in Digital TV customers at September 30, 2008 compared to September 30, 2007. Also contributing to the increase in Digital TV revenue was an increase in rates charged to customers of approximately 5.0%, which went into effect in April 2007.

Directory. We receive monthly recurring revenue from end-user subscribers for the yellow page advertising in our telephone directories. Directory revenue was $3,085,000, which is $264,000 or 9.4% higher in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was the result of a favorable sales cycle of yellow-page advertising in our directory, which went into effect in the beginning of the third quarter of 2007.

Bill Processing. We provide data processing as a service to other telephone service providers. We collect a combination of monthly recurring revenues, software license fees, and integration services revenue from companies with which we have established a long-term data processing relationship. NIBI bill processing revenue was $1,058,000, which is $397,000 or 60.1% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $2,557,000, which is $693,000 or 37.2% higher in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases were driven by a single large contract of project and integration services revenue associated with a new cellular service customer.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,958,000, which is $164,000 or 2.1% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily due to a $226,000 increase in programming expenses incurred in connection with Digital TV services and a $102,000 increase in directory expense associated with the increase in directory revenue, offset by a $78,000 decrease in bad debt expense related to the reversal of previously recorded expense from an interexchange carrier dispute and a $55,000 decrease in wages and benefits.

Telecom Sector cost of services (excluding depreciation and amortization) was $23,450,000, which is $643,000 or 2.8% higher in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily due to the following items: 1) a $585,000 increase in programming expenses incurred in connection with our growth in Digital TV services, 2) a $273,000 increase in directory expenses associated with the increase in directory revenue and 2) a $252,000 increase in bad debt expense due an abnormally low expense in 2007, which was due to a $325,000 reversal of previously recorded expense when we settled the interexchange carrier dispute. These increases were partially offset by a decrease in wages and benefits of $479,000.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $4,059,000, which is $443,000 or 12.2% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $11,993,000, which is $675,000 or 6.0% higher in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily due to capital expenditures associated with the investment in network expansion and improvements to support Digital TV deployments.

Operating Income

Telecom Sector operating income was $3,445,000, which is $527,000 or 13.3% lower in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Telecom operating income was $9,998,000, which is $4,316,000 or 30.1% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Excluding a non-recurring interexchange carrier settlement of $1,890,000 in the second quarter of 2007 and a dispute settlement with a large interexchange carrier for bill non-payment of $428,000, which was settled in the third quarter of 2008, our operating income decreased $2,854,000 or 23.0% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was due to decreases in revenue, increases in cost of services (excluding depreciation and amortization), and increases in depreciation and amortization expenses, all of which are described above.

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007

Revenue before intersegment eliminations
ENS equipment	$11,725	$10,092	$34,602	$39,395
ENS services	3,114	1,984	8,235	5,826
ETS services	6,263	5,136	17,617	15,035
Intersegment	138	152	404	299
Total Enventis revenue	$21,240	$17,364	$60,858	$60,555

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$21,102	$17,212	$60,454	$60,256
Intersegment	138	152	404	299
	21,240	17,364	60,858	60,555

Cost of sales, equipment
(excluding depreciation and amortization)	10,190	8,705	29,605	35,578
Cost of services
(excluding depreciation and amortization)	5,858	3,578	15,017	10,562
Selling, general and administrative expenses	2,411	2,476	7,151	6,979
Depreciation and amortization	1,158	916	3,203	2,718
Operating income	$1,623	$1,689	$5,882	$4,718
Net income	$959	$1,026	$3,453	$2,838

Capital expenditures	$1,338	$1,928	$4,315	$4,029

HickoryTech Corporation acquired Enventis Telecom, Inc. on December 30, 2005. We continue to manage and evaluate the Enventis operations in their entirety. The table below provides an illustration of the relative contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended September 30				Nine Months Ended September 30
	Enterpise Network Services (ENS)		Enventis Transport Services (ETS)		Enterpise Network Services (ENS)		Enventis Transport Services (ETS)
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Revenue before intersegment eliminations:
Equipment	$11,725	$10,092	$—	$—	$34,602	$39,395	$—	$—
Service	3,114	1,984	6,263	5,136	8,235	5,826	17,617	15,035
Intersegment	—	—	138	152	—	—	404	299
Total Enventis revenue	$14,839	$12,076	$6,401	$5,288	$42,837	$45,221	$18,021	$15,334

Cost of sales, equipment
(excluding depreciation and amortization)	10,187	8,481	3	224	29,593	35,345	12	233
Cost of services
(excluding depreciation and amortization)	2,698	1,074	3,160	2,504	6,673	3,254	8,344	7,308
Selling, general and administrative expenses	1,295	1,374	1,116	1,102	3,827	3,643	3,324	3,336
Depreciation and amortization	122	128	1,036	788	366	376	2,837	2,342
Operating income	$537	$1,019	$1,086	$670	$2,378	$2,603	$3,504	$2,115
Net income	$316	$614	$643	$412	$1,394	$1,561	$2,059	$1,277

Capital expenditures	$163	$438	$1,175	$1,490	$452	$518	$3,863	$3,511

Revenue

Enventis Sector operating revenue before intersegment eliminations was $21,240,000 in the three months ended September 30, 2008, which is $3,876,000 or 22.3% higher than revenue in the three months ended September 30, 2007.  Revenue from all product lines increased emphasizing the diversification of our revenue streams within this sector. Considerable increases seen in the Enterprise Network Services and Enventis Transport Services revenues reflect our business strategy of emphasizing these revenue streams due to their recurring nature as well as their potentially higher and more stable margin characteristics.

Enterprise Network Services (ENS) - Equipment. This revenue is primarily from the sale of telecommunications and data products provided by third party manufacturers. The customers are generally businesses of medium to Enterprise size. ENS equipment revenue in the three months ended September 30, 2008 was $11,725,000, which is $1,633,000 or 16.2% higher than the three months ended September 30, 2007. ENS equipment revenue was $34,602,000 in the nine months ended September 30, 2008, which is $4,793,000 or 12.2% lower than equipment revenue earned in the nine months ended September 30, 2007. Timing of delivery and performance related to large equipment sales and installations significantly impact quarterly operating results. In the second quarter of 2007, Enventis recognized $6,500,000 of revenue related to a single large contract significantly impacting year over year comparisons.

Enterprise Network Services (ENS) - Services. This revenue includes services such as network and equipment monitoring, maintenance, and equipment consulting. ENS services revenue earned in the three months ended September 30, 2008 was $3,114,000, which is $1,130,000 or 57.0% higher than ENS services revenue earned in the three months ended September 30, 2007. ENS services revenue in the nine months ended September 30, 2008 was $8,235,000, which is $2,409,000 or 41.3% higher than services revenue earned in the nine months ended September 30, 2007. These increases were primarily due to a $1,157,000 in the three months and a $1,449,000 increase in the nine month period in contract services revenue associated with the design, configuration, and installation services of voice and data equipment. Also contributing to the year-to-date increase in revenue was higher support fees revenue of $368,000.

Enventis Transport Services (ETS). This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections as well as our Hosted VOIP Singlelink™ product. It is primarily under multi-year contracts with either interexchange carriers or end-user businesses. ETS revenue was $6,263,000 in the three months ended September 30, 2008, which is $1,127,000 or 21.9% higher than revenue earned in the three months ended September 30, 2007. ETS revenue was $17,617,000 in the nine months ended September 30, 2008, which is $2,582,000 or 17.2% higher than revenue earned in the nine months ended September 30, 2007. Increased demand across all ETS lines of business, especially our managed transport services, are driving new recurring revenue streams. Broadened availability of the Enventis Singlelink™ Unified Communications solution, our centrally managed and hosted VoIP-based communications system, is driving monthly recurring revenue from both the hosted and transport components of this service.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $10,190,000 in the three months ended September 30, 2008, which is $1,485,000 or 17.1% higher than cost of sales in the three months ended September 30, 2007. Cost of sales associated with equipment revenue was $29,605,000 in the nine months ended September 30, 2008, which is $5,973,000 or 16.8% lower than cost of sales in the nine months ended September 30, 2007. Cost of sales for the Enventis Sector includes costs of equipment and materials associated with procurement and installation of products for customers. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization). Timing of delivery and performance related to large equipment sales and installations significantly impact quarterly and year-to-date material costs.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $5,858,000 in the three months ended September 30, 2008, which is $2,280,000 or 63.7% higher compared to cost of services in the three months ended September 30, 2007. Cost of services (excluding depreciation and amortization) was $15,017,000 in the nine months ended September 30, 2008, which is $4,455,000 or 42.2% higher compared to cost of services in the nine months ended September 30, 2007. The increases seen in the three-and nine-month periods were primarily due to the following items: 1) a $964,000 increase in the quarter and a $2,276,000 increase in year-to-date wages and benefits due to increased staffing levels, 2) a $859,000 increase in the quarter and a $1,334,000 increase in year-to-date contract labor costs related to external project support, and 3) a $202,000 increase in the quarter and a $489,000 increase in year-to-date circuit expenses, which supported the increase in off-net transport revenue. The increased staffing and contract labor costs reflect our investment in the growth of the managed service business as well as temporary staffing for high levels of project activity. We are striving to increase our recurring revenue service capability in the Enventis Sector and the success in the service level increase has brought increases in the cost of services for Enventis.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $2,411,000 in the three months ended September 30, 2008, which is $65,000 or 2.6% lower than selling, general, and administrative expenses in the three months ended September 30, 2007. Selling, general and administrative expenses were $7,151,000 in the nine months ended September 30, 2008, which is $172,000 or 2.5% higher than selling, general, and administrative expenses in the nine months ended September 30, 2007. The increase in year-to-date expenses was primarily due to a $434,000 increase in allocated corporate expenses, a $158,000 increase in commissions, a $158,000 increase in incentive compensation accruals, a $92,000 increase in advertising expenses, partly offset by a $470,000 decrease in wages and benefits and a $210,000 decrease in professional fees.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $1,158,000, which is $242,000 or 26.4% higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and was $3,203,000, which is $485,000 or 17.8% higher in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in both periods was primarily due to the increased capital investment in our network during 2007 and 2008 supporting the growth in our ETS product line. Enventis Sector amortization remained constant in 2008 and 2007, and is attributed to intangible assets related to the Enventis acquisition in 2005.

Operating Income

Enventis Sector operating income during the three months ended September 30, 2008 was $1,623,000, which is $66,000 or 3.9% lower than operating income for the three months ended September 30, 2007. Operating income for the nine months ended September 30, 2008 was $5,882,000, which is $1,164,000 or 24.7% higher than operating income for the nine months ended September 30, 2007. The increase in the nine-month period is the result of a combination of two factors. The first relates to the higher gross profit margin experienced on equipment sales in 2008 due to the product mix and favorable discounts and rebates offered by vendors. Equipment revenue was lower by $4,793,000 in the nine months ended September 30, 2008 however our cost of sales, which are primarily costs for materials and equipment, were also lower by $5,973,000, resulting in an increase in margins on equipment sales. The second factor affecting net income is the increase in services revenue within the ENS and ETS product lines offset by the increase in cost of services (excluding depreciation and amortization), selling, general and administrative expenses, and depreciation to support the growth experienced within the Enventis product lines.

Interest Expense

Consolidated interest expense was $1,874,000 which is $154,000 or 7.6% lower in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Interest expense was $5,049,000, which is $1,192,000 or 19.1% lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease is a result of a lower average effective interest rate in the first nine months of 2008. The outstanding balance of our debt obligations was $131,421,000 at September 30, 2008 and $129,206,000 at December 31, 2007.

Interest expense increased $396,000 in the third quarter compared to the second quarter of 2008 and is expected to remain higher in future quarters, subject to other normal influences such as debt principal amount and movement in interest rates on un-hedged or unfixed interest rate debt. Quarterly benefits of $330,000 from interest-rate swap agreements sold at a gain in early 2007 became fully amortized in the second quarter of 2008 and will no longer offset a portion of interest expense. The combined effects of lower interest rates and interest protection strategies will nevertheless likely cause our interest expense to be approximately $1,300,000 lower in 2008 than in 2007.

Income Taxes

The effective income tax rate from continuing operations of approximately 41.20% for the third quarter of 2008 and 42.4% for the third quarter of 2007 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

Liquidity and Capital Resources

Overview

We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow generated from our operating activities. Our primary use of cash in 2008 has been for payment of dividends, interest and principal payments on our indebtedness, income tax payments, and capital expenditures. We utilize our senior revolving credit facility to manage the temporary increases and decreases in our cash balances. The following table summarizes our cash flow:

	Nine Months Ended
	September 30, 2008
(Dollars in thousands)	2008	2007
Net Cash Provided by/(Used for):
Operating Activities	$20,009	$29,677
Investing Activities	(12,175)	(11,288)
Financing Activities	(6,506)	(15,868)
Discontinued Operations	—	(17)
Increase in Cash and Cash Equivalents	$1,328	$2,504

Cash Flows

Cash generated from operations was $20,009,000 in the first nine months of 2008 compared to $29,677,000 in the first nine months of 2007. Cash provided by operations in the first nine months of 2008 and 2007 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. The decrease in cash provided by operations in 2008 is due to an increase in receivables and inventory associated with the growing Enventis sector.

Cash used in investing activities was driven by capital expenditures which increased $1,028,000 during the first nine months of 2008 compared to the first nine months of 2007. We are making a concentrated effort to focus spending on revenue generating products, services, and key strategic initiatives. We anticipate the level of total capital spending in 2008 to be slightly higher than the level of capital spending experienced in 2007.

Cash used in financing activities in the first nine months of 2008 was $6,506,000 compared to $15,868,000 during the first nine months of 2007. In 2008 our overall long-term debt position has increased by $2,150,000 due primarily to working capital needs of the growing Enventis business. In 2007 we experienced long-term debt reduction of $13,975,000. In 2008, we are focusing on growth initiatives but expect that our year-end debt level will be similar to the level existing at December 2007.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $15,077,000 as of September 30, 2008, compared to working capital of $8,228,000 as of December 31, 2007. The ratio of current assets to current liabilities was 1.5 as of September 30, 2008 and 1.3 as of December 31, 2007.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from HickoryTech Corporation. The financing agreement provides sixty-day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $10,527,000 at September 30, 2008 and $14,443,000 at December 31, 2007. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt Obligations

Our long-term obligations as of September 30, 2008 were $129,822,000, excluding current maturities of $1,300,000 on debt and of $299,000 on current maturities of capital leases. Long-term obligations as of December 31, 2007, were $128,475,000 excluding current maturities of $475,000 on debt and of $256,000 on capital leases. On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,525,000 facility as of September 30, 2008 through normal quarterly amortization), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $125,525,000 as of September 30, 2008 through normal quarterly amortization).

The term loan component of the credit facility is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $106,075,000 as of September 30, 2008, and is held by commercial lenders. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from September 30, 2008 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007, we were not required to make quarterly principal payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,450,000 as of September 30, 2008 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from September 30, 2008 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Under the terms of the revolving credit facility, any outstanding principal is payable in full on December 30, 2011. The outstanding balance of the revolving credit component of the credit facility is $5,300,000 as of September 30, 2008.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of September 30, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1. Basis of Presentation and Consolidation - “Recent Accounting Developments.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $664,000 in the first nine months of 2008 and $940,000 in the first nine months of 2007 were recognized as an offset to interest. Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2008, our interest expense would have increased $32,764.

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

Item 1A. Risk Factors.

As a result of the domestic and international credit market turmoil of September and October 2008 and its residual effects on commercial and residential business conditions affecting our Company, the following risk factors have been added to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As an additional Risk Related to Our Indebtedness and Capital Structure

We may seek funding from our traditional sources of daily cash uses, i.e. our senior credit facility or our extended term payable financing company, and learn they cannot fulfill our request for cash. We have binding contracts with six entities on which we depend upon for our daily supply of operating cash flow. The five entities in our senior credit facility are CoBank ACB, Rural Telephone Finance Cooperative, Wachovia Bank NA, US Bank NA, and General Electric Capital Corporation. They operate under a common syndicate agreement using unified terms and conditions. We also operate a wholesale financing agreement with General Electric Commercial Distribution Finance Corporation in our Enventis Sector to fund inventory purchased from certain vendors, in an extended term payable arrangement. It provides 60 days interest-free payment terms for Enventis working capital purposes. In spite of the contractual obligation of these institutions to perform under the financing agreement, and in spite of our attempts to remain informed of the capability of these institutions to perform their functions for us, we may learn that our request for cash on any given day cannot be fulfilled. As of the end of this reporting period we have not experienced any decline of cash advances.

As an additional Risk Related to Our Business

As a result of the domestic and international credit market turmoil at September and October 2008, and its residual effects, our commercial and residential business with customers may be adversely affected as they struggle for cash, or with a downturn in the economy. We have a long history of providing service in various economic conditions but to the extent that the credit market turmoil in September and October 2008 is creating more rarely seen residual effects on our commercial and residential customers, we may experience revenue declines or cost of business increases in the future.

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

Dated: October 30, 2008	HICKORY TECH CORPORATION

	By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and
Chief Financial Officer