Form 10-K
period 2008-12-31
HICKORY TECH CORP
filed 2009-03-05
CIK 766561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2008

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 27, 2009 was 13,000,953. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 was $104,267,573 based on the closing sale price of $8.27 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2008 Annual Report on Form 10-K (“Report”) and other documents filed by HickoryTech Corporation under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I — Item 1A — “Risk Factors” beginning on page 15.

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by HickoryTech and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made which is the filing date of this Form 10-K. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Website Access to Securities and Exchange Commission Reports

Our website at www.hickorytech.com provides information about our products and services, along with general information about HickoryTech and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after such material is electronically filed, or furnished to the Securities and Exchange Commission. To obtain this information visit our website noted above and click on “Investor Relations,” or call (507) 387-3355.

Code of Ethics and Code of Conduct

Our Board of Directors has adopted a Code of Ethics that is applicable to all directors, the chief executive and chief financial officers, to employees involved in financial reporting, and to other designated employees. All employees of the Company have adopted a Code of Conduct and have undergone training on this code and ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website or upon request by contacting our Investor Relations department at (507) 387-3355.

Item 1.  Business

“HickoryTech” or the “Company” refers to Hickory Tech Corporation alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “our,” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

HickoryTech is a diversified communications company headquartered in Mankato, Minnesota with more than 110 years of experience in the local telephone exchange business. We operate in two principal business segments: the Telecom Sector and the Enventis Sector.

The Telecom Sector is comprised of two service and product lines. The first service and product line is the operation of three local telephone companies or incumbent local exchange carriers (“ILECs”) and the operation of one competitive local exchange carrier (“CLEC”) telephone company. Our original business consisted of the operation of a single ILEC and began in 1898. In 1985, we formed HickoryTech Corporation as a holding company for our current ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides the competitive services of local service, long distance, high-speed Internet access (“DSL”) and digital TV. All of our ILEC and CLEC operations are operated as one integrated unit.

In our Telecom Sector, the second service and product line consists of data processing services provided through National Independent Billing, Inc. (“NIBI”), a HickoryTech subsidiary. The primary internal users of NIBI services are the ILECs and CLEC we operate in the Telecom Sector. NIBI activities are of strategic value to HickoryTech, primarily because of the support services it provides to these captive telephone companies. NIBI also sells its services externally to other companies in the telecommunications industry. The goals, objectives and management of the NIBI product line are closely aligned with, and its operating results included with, those of the Telecom Sector.

Our second business segment, the Enventis Sector, began when we purchased Enventis on December 30, 2005. With a 1,500 route-mile fiber optic network, Enventis provides telecommunications services, managed services, transport, security, network integration and support services that combine voice and data into a single platform. Enventis specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest.

In December 2006, we sold what had been a third business segment, Enterprise Solutions, which provided telephone, data and Internet protocol equipment sales and service. Operating results of Enterprise Solutions are reflected as discontinued operations in all financial statements and schedules in this report.

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

•                  Heartland Telecommunications Company of Iowa, Inc. (“Heartland”)

•                  Cable Network, Inc. (“CNI”)

•                  Crystal Communications, Inc. (“Crystal”)

•                  National Independent Billing, Inc. (“NIBI”)

Enventis Sector

•                  Enventis Telecom, Inc. (“Enventis”)

Industry Segments

We report the business operations of our three ILECs and CLEC and their associated services along with our NIBI data processing services as a single segment that we refer to as the Telecom Sector. The second business segment, Enventis, includes predominately business-to-business operations generally outside of the Telecom Sector service area. The results of operations of the Enterprise Solutions Sector are reported as discontinued operations.

Telecom Sector

Our Telecom Sector provides local exchange wireline telephone service, long distance, DSL and digital TV services. This sector includes three ILECs - MCTC, Mid-Com and Heartland. MCTC and Mid-Com provide telephone service in south central Minnesota, specifically Mankato (a regional hub) and eleven rural communities surrounding Mankato. The third ILEC, Heartland, provides telephone service for eleven rural communities in northwest Iowa. In total, there are twenty-three ILEC exchanges within the Telecom Sector. The Telecom Sector also includes Crystal, a CLEC that provides local telephone service, long distance, DSL and digital TV on a competitive basis in south central Minnesota and near Des Moines, Iowa. NIBI is also part of the Telecom Sector and provides data processing and related services for our affiliated ILECs and CLEC, as well as for other local exchange telephone companies, CLECs, interexchange network carriers, wireless companies and cable TV providers.

We also own and operate a 900 mile fiber optic network and facilities in Minnesota. These facilities are used to transport interexchange communications as a service to telecommunications customers. Our Minnesota ILECs and CLEC are the primary users of these fiber optic cable facilities in the Telecom Sector.

The cumulative effect of ongoing declines in network access revenue and the erosion of access lines in service have reduced the profitability of the Telecom Sector in recent years. The expansion and growth of broadband services, (digital TV and DSL) has helped to offset a portion of this revenue and profitability decline.

The ILECs

MCTC derives its principal revenue and income from local services charged to subscribers in its service area, access services charged to interexchange carriers and the operation of a toll tandem-switching center in Mankato, Minnesota. Revenue and income for Mid-Com are also derived from local service charges in its area of operation and by providing access to long distance services for its subscribers through eleven rural exchanges in southern Minnesota, which all route their traffic through the toll center in Mankato. Local and interexchange telephone access for the two companies is provided on an integrated basis. The local and interexchange telephone access for both telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. Heartland derives its principal revenue and income from local services charged to subscribers in its service area in Iowa, as well as from providing interexchange access for its subscribers. Interexchange telephone access is provided by all three of our ILEC subsidiaries by connecting the communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end-users through its switched networks or private lines. A decline in network access revenue has been the primary reason for reduced profitability of the Telecom Sector in the recent years.

As local exchange telephone companies, MCTC, Mid-Com and Heartland provide end office switching and dedicated circuits to long distance interexchange carriers. These relationships allow our telephone subscribers to place long distance telephone calls to the telephone network. We provide interexchange access to our network for interexchange carriers to conduct long distance business with individual customers who select a long distance carrier and for termination of calls to all customers. This interexchange access business is separate and distinct from our own long distance retail business, which is operated through Crystal. The long distance interexchange carriers are significant customers of ours, but no carrier represents more than 10% of our consolidated revenue.

CLEC

Crystal began operations in January of 1998 as a CLEC. Today, Crystal offers local telephone service, long distance, DSL and digital TV on a competitive basis to customers in southern Minnesota and Iowa and also connects communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end-users. Crystal has customers in ten rural communities, through eight exchanges in Minnesota and three communities through two exchanges in Iowa that are not in the geographies of our ILEC service areas. In addition to these telephone services, Crystal provides long distance service, DSL and digital TV service in eleven communities, including communities served by some of our ILECs. The communities in which Crystal provides digital TV services include St. Peter (initiated in 2001), Waseca (since 2004), New Richland, Ellendale and St. Clair (since 2005), Faribault, Lake Crystal and Eagle Lake (since 2006), and Janesville, North Mankato and Mankato (since 2007), all of which are communities where we provide telephone service either as an ILEC or CLEC.

Crystal is not dependent upon any single customer or small group of customers. No single customer accounts for 10% or more of HickoryTech’s consolidated revenue.

NIBI

NIBI’s principal activity is the provision of monthly batch processing of computerized data. The services provided by NIBI for our telephone company customers include processing of long distance telephone calls from data sources and telephone switches, preparation of subscriber telephone bills, customer record keeping and carrier access bills.

In addition, NIBI has developed an integrated billing and management system called SuiteSolution®. SuiteSolution® is comparable in the majority of functional elements to similar products/companies providing end-user billing services for small to medium-size independent wireline and wireless service providers in North America. SuiteSolution® can provide wireline and wireless carriers the individual benefits of a billing platform or a total system solution. SuiteSolution® does not utilize unique patentable inventions or technological innovations in the construction of the product. Commercially available programming languages are utilized in the development of code that may, based on needs of a prospective user, deliver solutions that are preferred over those of competing products.

Enventis Sector

We acquired Enventis on December 30, 2005. Through Enventis, we provide integrated data services, offer fiber optic-based communication including Internet protocol (“IP”) based voice, data and network solutions to business customers in the Upper Midwest. Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable. Enventis also has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g. interexchange carriers, retail, health care, government and education customers, etc.). Other local fiber rings connect the Enventis network to the local telephone enterprise central offices. This allows Enventis to utilize a telephone company’s connections to access its smaller clients. Enventis serves customers through interconnections that are primarily leased from third parties (commonly referred to as “the last mile”). Enventis, through its equipment revenue product line, has business relationships with Cisco Systems, Inc. and is certified by Cisco as a Gold Partner. The relationship with Cisco Systems, Inc. is a strategic partnership between Cisco (as the supplier) and Enventis (as the distributor). Enventis provides converged IP services that allow all communications (e.g. voice, video and data) to use the same IP data infrastructure. Enventis has Minnesota based offices located in Plymouth, Duluth and Rochester and operates data centers in Edina and Mankato.

Enventis’ product portfolio includes SingleLink™ Unified Communications (“SingleLink™”), which serves small-to-medium-sized businesses. SingleLink™ is a hosted or managed IP communications service that includes local and long distance voice, business IP telephony via a hosted IP private branch exchange, unified messaging (a single inbox for voicemail, e-mail, and fax) and dedicated Internet access. SingleLink™ leverages voice over Internet protocol (“VoIP”) or Internet protocol telephony over a private connection, which minimizes upfront capital investment and information technology management overhead. Enventis has been granted authority to operate from the public utility commissions in the majority of states in the country for interexchange carrier (private line or long distance) services and where necessary has or is seeking authority in states to provide regulated local telephone (voice) services. Those regulated services augment our VoIP service. Services provided by Enventis compete directly with those from ILECs and other communications providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers.

Business Strategy

Our vision is to be the leader in connecting business and consumers with advanced, integrated communications solutions in the regions we serve. Our success depends on the following strategies:

•                  Execute on our Local Market Strategy. We will continue to leverage the HickoryTech brand and its strong reputation in our legacy markets and offer a competitive, multi-service bundle. We will utilize value added services such as speed, content, and features along with unparalleled customer service as a differentiator.

•                  Develop and Deploy Advanced Telecommunications Technologies. We have upgraded our networks to take advantage of the fastest growing areas of technology including advanced high bandwidth capabilities and services. We believe our innovative use of VoIP technologies combined with our Total Care Support offering will allow us to attract and maintain clients by providing proactive monitoring and deployment of managed services. Our enhanced SingleLink™ product, which provides customers with a single, centrally managed and hosted VoIP-based communications system allows businesses to leverage the powerful benefits of integrated IP communications without the time and capital necessary for on-premise solutions.

•                  Grow Monthly Recurring Revenue Services Through Business to Business Sales. Our focus remains on supporting business customers ranging from small to large enterprise-sized business. We offer integrated communication solutions which include IP telephony, transport, data and network integration services that combine voice and data into a single platform. We believe we have created a sustainable competitive advantage by utilizing a consultative approach and developing innovative and flexible solutions for our customers. We are able to do this by utilizing our IP expertise, leveraging our extensive fiber network, and offering a full complement of high-quality products and services.

•                  Maintain Stable Cash Flows from Operations and Disciplined Capital Spending. Our legacy market base provides a recurring revenue stream generating predictable cash flow. Our focus remains on growing our services and support product lines to generate cash flow well in excess of capital expenditure needs. We have allocated resources to maintain and upgrade our network but our main focus is to optimize our returns by completing only strategic capital outlays, such as IP-based architecture to make our network more efficient and cost effective.

•                  Grow through Selective Strategic Acquisitions. We intend to continue to pursue a disciplined process of evaluating select acquisitions of businesses complementary to ours.

Revenue Sources

We currently divide our business into two reportable business segments: Telecom and Enventis. The following table summarizes our primary sources of revenue within these two segments for the past three years:

For Year Ended December 31	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Telecom:
Local Service	$16,296	11%	$17,089	11%	$18,224	14%
Network Access	25,859	17%	30,892	20%	29,936	23%
Broadband	10,983	7%	9,173	6%	7,505	6%
Internet	4,723	3%	4,612	3%	4,467	3%
Long Distance	4,563	3%	5,068	3%	4,877	4%
Other	10,775	7%	10,013	6%	9,887	7%
Enventis:
ENS Equipment	43,514	28%	51,046	33%	36,191	27%
ENS Services	12,387	8%	8,292	5%	4,582	3%
ETS Services	24,075	16%	20,464	13%	17,232	13%
Total Revenue	$153,175	100%	$156,649	100%	$132,901	100%

Telecom Segment

Local Service — We receive monthly recurring revenue for basic local services which enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller ID, and voicemail. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls to their wireless subscribers.

Network Access — We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. We record the details of the long distance and private line calls through our carrier access billing system and bill the applicable carrier on a monthly basis. Additionally, we bill subscriber line charges to substantially all of our end-user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the Federal Communications Commission (“FCC”). In addition, Network Access revenue is derived from several federally administered pooling arrangements, designed to provide support and distribute funding to the ILECs.

Broadband — We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the DSL access portion of traditional Telecom DSL service. We also receive monthly recurring revenue from our end-user subscribers for the provision of commercial TV programming in competition with local cable TV, satellite dish TV, and on-air TV service providers. We serve 11 communities with our digital TV services and launched services in our largest market of Mankato, MN in July of 2007. Our digital TV services reflect our strategy to offer competitive integrated communication services to residents within our geographic footprint.

Internet — We provide Internet services including dial-up and high-speed Internet to business and residential customers. We receive revenue in various usage based and flat rate packages based on the level of service, data speeds, and features. We also provide email and web hosting services.

Long Distance — Our end-user customers are billed for toll or long distance service on either a per call or flat rate basis. This also includes the provision of directory assistance, operator service, and long distance private lines.

Other — Our Telecom Sector generates revenue from directory publishing, customer premise equipment sales, bill processing, and add/move/change services. Our directory publishing revenue is monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories. Our bill processing revenue is generated from providing data processing as a service to other telephone service providers. We collect a combination of monthly recurring revenue, software license fees, and integration services revenue from companies with which we have established a long-term data processing relationship.

Enventis Segment

Enterprise Network Services (ENS) Equipment — We distribute telecommunications and data processing equipment to customers to meet their unified communications and data needs. This revenue is generated primarily through the invoicing of individual shipments of telecommunication and data products provided by manufacturers. The customers are exclusively businesses of medium to enterprise size. Operating results generated from this line of business can fluctuate widely due to the non-recurring/sales order nature of businesses.

Enterprise Network Services (ENS) — This revenue is primarily of a recurring monthly nature and includes services such as network and equipment monitoring, maintenance and equipment consulting.

Enventis Transport Services (ETS) — We provide fiber-based transport for regional and national telecommunications carriers, wireless carriers and other providers. We create customer contracts based on individual customer needs. This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and transport connections. It is primarily under multi-year contracts with either interexchange carriers or end-user businesses. We also provide centrally managed and hosted unified communications services.

Competition

Telecom Sector

Competition for voice, long distance and broadband services from new market entrants, such as cable providers, wireless providers and competitive telephone companies, has intensified within the past few years. We compete with these service providers by providing outstanding customer support and “bundling” our service offerings in a manner that encourages our customers to retain these services with us. These bundle packages are customizable and offer competitive discounts as more services, such as features, high-speed DSL and digital TV are added to the bundle.

Along with consumers substituting cable, wireless and VoIP for traditional voice telecommunications services, we have seen increasing numbers and types of competitors within our industry and marketplace. We compete with companies that offer private lines in lieu of our switched voice services. Additionally, services provided by other companies utilizing various Internet, wireline or wireless technologies permit bypass of the local exchange network. Cable TV companies also provide voice services in our markets. These alternatives to the local exchange service represent a potential threat to our long-term ability to provide local exchange service at economical rates.

Competition exists for some of the services we provide to interexchange carriers, such as dedicated private lines, network switching and network routing. This competition comes primarily from the interexchange carriers who redirect the services provided by us to their own network or other networks. Our provision of these services is primarily month-to-month service ordered from a general tariff, which is a schedule of terms, rates and conditions which are approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services. As interexchange carriers make these rearrangements our revenue in the Telecom Sector may be reduced.

We do not believe that wireless technology represents a significant new threat to our business in the near term, since wireless has co-existed with our services for two decades. However, we expect to face increased competition from wireless carriers as technological developments in cellular telephone features, personal communications services, wireless network capacity and economies of scale improve, providing our customers with alternatives to the traditional local telephone services we provide. Additionally, as consumers look to reduce expenses, they may be more inclined to discontinue their land line and maintain their wireless phone.

Aggressive competition in the markets we serve along with more residential customers selecting unlimited long distance calling plans are decreasing the rates we are able to charge our customers for long distance.  Product bundling — offering customers the ability to bundle several products and services — continues to be one of our responses to this aggressive competition.

The broadband market in which we operate is highly competitive with few barriers to entry. Cable providers, Internet service providers, long distance carriers and satellite-based companies currently compete in our marketplace. We believe our ability to sell broadband services on a bundled basis with other services enhances our competitive position for continued growth in sales of broadband access service.

NIBI competes with approximately 20 other companies in marketing our products and services to small to medium-size independent wireline and wireless service providers in North America. Competition is based primarily on price, service and support.

Enventis Sector

Aggressive competition exists in all aspects of the equipment portion of the Enventis product portfolio. This includes other Cisco Value Added Resellers (“VAR’s”) as well as other equipment manufacturers and distributors.  Enventis has achieved the Cisco Gold level of certification which provides us a favorable tier of pricing compared to most Cisco VAR’s. Competition also comes from an emerging class of services under the heading of SAAS (Software as a Service) that will impact customer procurement of equipment. Enventis has a centrally managed and hosted solution (SingleLink™) to address this trend.

Our suite of transport products exists in a highly competitive market with other local exchange carriers, interexchange carriers, regional fiber carriers and cable companies offering comparable bandwidth solutions to both the retail and wholesale market segments. We expect this to continue, and anticipate increased competition from wireless service providers. The barriers to entry in transport competition are the high capital cost to build or control a network of high bandwidth communication facilities in the proper location. Our facility based fiber network provides us with a competitive advantage in some of the markets we serve.

Network Facilities

Our network is one of the most extensive in Minnesota, with SONET based fiber throughout the state and metro rings in the major business centers. Over 75% of Minnesota’s population is currently within reach of our network, which encompasses over 2,400 miles of fiber optic cable.

We have made significant investments in our network during the last several years adding technological augmentations such as Multi-Protocol Label Switching (“MPLS”) along with an IP based platform. Complimenting our base network with IP based services allows us to provide services such as: Ethernet, VoIP, MPLS, and IP based digital TV services. We continually upgrade bandwidth across our network through tactics such as migrating our metro locations up to 10.0 gigabits, decentralizing our central office through use of new hubs, and using fiber to the home in targeted new construction areas.

Interconnection agreements with local, regional, national and global carriers allow us to extend our network and provide entire solutions for companies nationwide and broadens the availability of our hosted communications service, SingleLink™. We maintain a 24X7X365 level of support to our network customers through our Network Operations Center located in Mankato, MN.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on us can be predicted at this time. Regulation can change rapidly in the telecommunications industry and these changes may have an adverse effect on us in the future. See “Risk Factors — Risks related to Regulations” on pages 18 to 21 for a further discussion of the risks associated with regulatory change.

Overview

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and also by municipal franchise agreements on the local level. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an incumbent or competitive carrier.

MCTC, Mid-Com and Heartland are ILECs. MCTC and MidCom are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (“MPUC”). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board (“IUB”). Due to the size of the HickoryTech ILEC companies, neither the MPUC nor the IUB regulates their rates of return or profits. In Minnesota, regulators monitor MCTC and Mid-Com price and service levels. Heartland, our Iowa ILEC, is not price-regulated with respect to its local service. Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

Our CLEC business provides services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Crystal provides local exchange services to residential and business customers in Minnesota and Iowa, and Enventis provides private line services to small, medium and enterprise size business customers in various states.

Both Crystal and Enventis offer interexchange carrier services including long distance that may be regulated at both the federal and state levels. The FCC has authority over interstate and international long distance services but has chosen to lightly regulate these services in recent years. Long distance service is subject to consumer protection, complaint-based regulation at the federal level. The regulatory burden is primarily compliance reporting which includes an annual certification of geographical rate averaging and rate integration. In-state long distance services in Minnesota are regulated by the MPUC with respect to uniform pricing statewide while in-state long distance services in Iowa are unregulated.

Internet access (dial-up or high speed) is unregulated at both the state and federal levels. Internet access for ILEC customers is provided by Crystal.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 as amended, which requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The Federal Communications Act of 1934 also requires FCC approval before we transfer control of our operating companies, assign, acquire or transfer licenses or authorizations issued by the FCC, or before we discontinue any interstate service. The Federal Communications Act of 1934 was amended by the Telecommunications Act of 1996, which has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

“Access charges” refer to the compensation received by local exchange carriers for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits which connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates, which are billed to other carriers, are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLEC charge for interstate access charges. Historically, switched access rates for rural carriers were allowed to be higher than those for larger, more urban companies. This was done to provide a means of implicitly subsidizing the high per-unit cost of local service in rural areas. However, following a series of court cases in 2001, which ruled that subsidies must be explicit rather than implicit, the FCC began to examine various proposals to reform interstate network access rates. One result of those proposals was the lowering of rates charged to carriers accessing local networks and the application of a subscriber line charge as a flat rate on the end-users’ bills. The lowering of the per-minute, per use access rate combined with overall lower minutes due to competition has resulted in a decrease in network access revenue, which may continue. Traffic sensitive interstate rates were last established in June 2007 for the period from June 30, 2007 through July 1, 2009.

Each of our ILECs determine interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by part 61.39 of the FCC rules, which applies only to service providers with fewer than 50,000 lines. Two of our ILECs (MCTC and Mid-Com), utilize an average schedule process and the concept of pooling with other ILECs in the National Exchange Carrier Association (“NECA”) to arrive at rates and fair compensation. Our third ILEC (Heartland) arrives at its interstate rates through a study of its own individual interstate costs. Minnesota and Iowa Utility Commissions regulate the intrastate access rates for all three of our ILECs.

Crystal’s interstate access rates were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the incumbent carrier with whom the CLEC competes. Consequently, the rates charged by our facilities-based CLEC for switched access are significantly lower than the rates charged by our ILECs. Because of the nature of the services provided by our other competitive affiliate, Enventis, it does not collect access charges from carriers.

Prior to and since the introduction of the Missoula Intercarrier Compensation Plan in 2006 there have been ongoing discussions at the FCC regarding changes in intercarrier compensation. We participate in evaluating and influencing proposed reforms through our industry associations and affiliations. It is possible that our ILECs could experience a change in revenue if intercarrier compensation reform were to be adopted by the FCC. There is no definite timeline for the FCC to act, so it is not possible for us to predict when any change in revenue will occur or the extent of the impact.

The MPUC has considered intrastate access reform and universal service for several years. The MPUC opened the most recent docket on the issue of state access reform in 2006. After requesting comments to refresh the record at that time there was little activity in this area throughout 2008. The IUB had previously not exercised oversight in the access rates of small local exchange carriers. In November of 2007, however, the IUB indicated it intends to resume that role. In January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. While this ruling may affect many Iowa LECs, it does not directly impact our Iowa ILEC or CLEC as we did not adopt the association tariff and further, the intrastate access rates of our companies are in line with the reduced rates ordered by the IUB. In September of 2008, the IUB also issued an inquiry docket regarding establishing a state Universal Service Fund in Iowa. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In recent years, interexchange carriers and others have become more aggressive in disputing interstate carrier access charges and/or the applicability of access charges to their traffic. A prime example of this is the claim that companies who provide voice communication services over IP technology are exempt from having to pay access charges. In 2005, the FCC ruled that it was impossible to separate the voice traffic of VoIP into interstate and intrastate jurisdictions, and therefore such providers would be regulated by the FCC and not by state regulatory commissions. The FCC is currently considering the question of whether or not VoIP services are subject to access charges. In January 2009, the FCC declined to declare IP traffic as exempt from access charges. Another petition requesting that the FCC specifically declare that IP traffic is subject to access charges is still pending. In the meantime, we believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or with their local exchange carriers. To date, no long distance or other carriers have made a claim to us contesting the applicability of access charges. We cannot assure you however, that such claims will not be made in the future, nor if such a claim is made, can we estimate the impact.

The U.S. 8th Circuit Court of Appeals has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of VoIP based services in Minnesota. In July 2006, the FCC ruled that VoIP services are subject to Federal Universal Service Fund Contributions, but any further regulation of VoIP under consideration at the FCC is uncertain. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between HickoryTech companies and the interexchange carriers as interconnections with certain VoIP providers may not be governed by tariffed access charges. We cannot, at this time, estimate the revenue impact, if any, related to these events.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and customer usage trends, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLEC, has decreased and we project that this will continue. For the year ended December 31, 2008, carrier access revenue represented approximately 16.9% of our operating revenue.

Wireline Interstate — Our ILEC companies participate in the NECA common line pool. End-User Common Line funds collected, are pooled and some of our ILEC revenue is based on settlements distributed from the pool. These pool settlements are adjusted periodically. Our ILEC companies do not participate in the NECA traffic sensitive pool, but instead, set their own access rates according to the formulas contained in Section 61.39 of the FCC rules. This process, available to companies with less than 50,000 lines, has been used by our ILEC companies for many years. This biennial rate process was last completed in June 2007 and established traffic sensitive interstate rates for the period from June 30, 2007 through July 1, 2009.

Universal Service

The Federal Universal Service Fund was established to overcome geographic differences in costs of providing service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. Prior to the adoption of the Telecommunications Act of 1996, universal service was achieved largely through implicit support subsidies, including federal access charges previously discussed.

The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1996. The Telecommunications Act of 1996 requires explicit Federal Universal Service Fund mechanisms and enlarged the scope of universal service to include four distinct programs:

•                  High-Cost program, which subsidizes local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates. This program has the most direct impact on our operating companies,

•                  Low-Income Subscribers program, which includes the Link Up and Lifeline programs that provide subsidies for service initiation and monthly fees, respectively, with eligibility based on subscriber income,

•                  Rural Health Care Providers program, which subsidizes telecommunications services used by rural health care providers and provides them with toll free access to an Internet service provider, and

•                  Schools and Libraries program, also called the E-Rate program, which provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

The National Exchange Carrier Association collects and disburses Federal Universal Service Fund payments. The National Exchange Carrier Association was formed by the FCC in 1983 following the break-up of AT&T into separate local and long distance operations.

Federal Universal Service Fund payments are only available to carriers that have been designated as Eligible Telecommunications Carriers by a state commission. Each of our ILECs has been designated as an Eligible Telecommunications Carrier. Competitive carriers (CLECs) are also eligible to be designated as Eligible Telecommunications Carrier, provided that they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. CLECs receive support payments based on the support provided to the incumbent carrier in the area in which they serve. Both the MPUC and IUB granted Eligible Telecommunications Carrier status to numerous carriers, including many wireless companies. Under current rules, the payments received by our ILECs are not affected by the payments to the competitive Eligible Telecommunications Carriers. Because of the growing number of competitive Eligible Telecommunications Carriers and the accompanying funds which are being disbursed to them, the FCC is considering several universal service reforms including an interim cap on the Federal Universal Service Fund as it pertains to the competitive carriers.

All Eligible Telecommunications Carriers must certify to their appropriate state regulatory commission that the funds they receive from the Federal Universal Service Fund are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. That certification is due to the FCC in October of each year in order for carriers to receive funding for the upcoming year. In 2006, both Minnesota and Iowa adopted more stringent guidelines for this determination as recommended by the FCC. To some extent, this increased level of scrutiny puts our receipts of Federal Universal Service Fund payments at risk each year.

The Anti-Deficiency Act prevents federal agencies from committing to provide funding in excess of their funds on hand. Currently, the Federal Universal Service Fund administrator makes commitments to fund recipients in advance of collecting the contributions from the carriers that will pay for these commitments. In December 2007, Congress suspended the application of the Anti-Deficiency Act until December 31, 2008. Congress is considering whether to permanently exempt the Federal Universal Service Fund from the Anti-Deficiency Act requirements. If it does not grant additional extensions or a permanent exemption the Federal Universal Service Fund payments to our companies may be delayed or reduced in the future.

We cannot predict the outcome of any FCC rulemaking or pending legislation. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal support received by our ILECs. For the year ended December 31, 2008, Federal Universal Service Fund payments represented 3.7% of our telecom revenue and 1.8% of our total revenue.

Regulation of the Internet

In an order released on September 23, 2005, the FCC adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access services (“WBBO”). The FCC determined that facilities-based wireline broadband Internet access is an information service, and not a telecommunications service. This designation positioned the high-speed DSL Internet access offered by price cap telcos and CLECs on the same regulatory footing as cable modem service. Following a transitional period, which has passed, facilities-based wireline carriers are no longer obligated to provide broadband Internet access transmission to unaffiliated Internet service providers. In addition, the WBBO allowed for the provision of WBBO on a common carrier, or non-common carrier basis. Our CLEC DSL service in our CLEC markets is provided on a non-common carrier basis. We have, however, determined it is in the best interest of our ILEC companies to continue to offer DSL on a tariffed, common-carrier basis. As our circumstances continue to shift, we continue to re-evaluate our options.

The Telecommunications Act of 1996 and Local Competition

The primary goal of the Telecommunications Act of 1996 and the FCC’s rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The Telecommunications Act of 1996 imposes a number of requirements on all local telecommunications providers which include:

•                  To interconnect directly or indirectly with other carriers,

•                  To allow others to resell their services,

•                  To provide for number portability, which allows end-users to retain their telephone number when changing providers,

•                  To ensure dialing parity,

•                  To ensure that competitor’s customers have nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing services,

•                  To allow competitors access to telephone poles, ducts, conduits and rights-or-way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

Local Number Portability — In 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (inter-modal porting). All of our wireline operations have operated with local number portability capabilities since early 2005. The effects of inter-modal porting on our wireline operations have been minimal to date.

        Unbundling - There is another tier of requirements under the Telecommunications Act of 1996 which apply to incumbent carriers that are not designated as “rural telephone companies.” Each of our ILECs is a rural telephone carrier and this designation can only be removed by a petition of a competing carrier to the state regulatory commission. Because no one has challenged our designation, our ILECs have not had to meet these requirements. If this designation was removed, our ILECs would be required to:

•                  Provide non-discriminatory access to discrete parts of the network, such as local loops and transport facilities. This is referred to as Unbundled Network Elements, and

•                  Provide at rates, terms and conditions that are just, reasonable and non-discriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements.

The unbundling requirements of the Telecommunications Act of 1996 have been some of the most controversial provisions of the act and the rules implementing them have been revised by the FCC over the years. While our ILECs have not been required to un-bundle their networks, our CLEC operating entities have taken advantage of the unbundling and co-location requirements and currently purchase both products in territories served by Qwest Communications.

Environmental Regulation

We are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. We could be subject to certain environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination.  We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

Employees

        We employ 433 employees, most of whom are based in Minnesota. A total of approximately 290 employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 95 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in the past 40 years and we consider our labor relations to be good.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. The HickoryTech logo, HickoryTech SuiteSolution and Enventis are registered trademarks of the United States. We have filed a trademark application for Enventis SingleLink, which is pending approval with the U.S. Patent and Trademark Office. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Item 1A.    Risk Factors

Our businesses face many risks, the most important of which we attempt to describe below. If any of the events or circumstances described in the following risks actually occurred, our business financial condition or results of operations may suffer and impact the trading price of our stock.

Risks Related to Our Business

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition. Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. We have, for example, noticed some decline in our Enventis business as customers defer capital investment. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Relating to our Indebtedness and Capital Structure,” due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

Some of these changes have resulted in increased competition, decreased rates and decreased profitability in our traditional wireline local exchange business. We cannot assure you that further changes will not adversely affect our business.

The telecommunications industry is highly competitive. The Telecommunications Act of 1996 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an ILEC in a number of franchised areas, as well as a CLEC in a number of markets. Other telecommunications carriers have the authority under this legislation to provide new networking routes, points of interconnection, technology or signaling protocol, creating competition, which could have a material adverse affect on our profitability. Many of our voice and data competitors, such as cable TV providers, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. Although we attempt to differentiate our products and service through technology, reputation, service and price, competition has increased in the markets that we serve. This competition has impacted our profitability in the past and we cannot assure you that it will not continue to impact our profitability in the future.

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

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services, our ability to offer bundled service packages on terms attractive to our customers, our ability to expand our Internet and digital TV offerings to new markets, our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers, our ability to provide transport solutions and competitive IP services, including telecommunications and network solutions, and the ability of our CLEC business to provide competitive local service in new markets.

Shifts in our product mix may result in declines in operating profitability. Our traditional ILEC services carry higher margins than many of our newer services. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Consolidation among our customers could result in our losing customers or experiencing a slowdown as integration takes place. Consolidation may impact our business as our customers focus on integrating their operations. We believe that in certain instances, customers engaged in integrating large-scale solutions may scale back their purchases of network equipment and network services. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing. After a consolidation occurs, there is no assurance that we will continue to supply equipment or network services to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

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

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our acquisition strategy entails numerous risks. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial resources than us. Whether or not any particular acquisition is closed successfully, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the FCC or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

If we are successful in closing any acquisitions, we would face several risks associated with integration. In addition, any due diligence we perform may not prove to have been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience or in generating unexpected revenue and cash flow from the acquired companies or assets.

If we do pursue an acquisition or other strategic transactions and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

Risks Related to the Management of Our Operations

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss. Shortcomings or failures in our internal processes, people or systems could impair our liquidity, disrupt our business, result in liability to customers or regulatory intervention, damage our reputation or result in financial loss. For example, our telephone operations rely on a central switch to complete local and long distance phone calls to customers. An interruption in the switch operations could lead to interrupted service for customers. To be successful, we will need to continue providing our customers with a reliable and secure network. Disruptions or system failures may cause interruptions in service or reduced capacity for customers. Our inability to accommodate an increasing volume of transactions could constrain our ability to increase revenue and expand our businesses. Despite the existence of contingency plans and facilities, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which these businesses are located.

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

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependant on the talents and efforts of highly skilled individuals in the operation of our telecommunication businesses, including telephone operations, billing software development and telecommunications equipment sales and service. Technological advances require our employees to continually upgrade their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical and senior management in the future could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses in the future and our success will depend, in part, upon our ability to retain and integrate personnel from acquired businesses, who are critical to the continued success or the successful integration of these acquired businesses.

        The loss of our certification as a Cisco Gold Partner, or by Cisco losing its position as a leading provider of technology solutions would adversely impact our Enventis operations. The majority of our Enventis Enterprise Network Solutions equipment practice is based on the Cisco product line by which we provide telecommunications and technological solutions for business customers. If Cisco equipment and technology fall out of favor in the marketplace, our success as a distributor may decline or be delayed as we seek alternative solutions. While Cisco has made no previous indication it would do so, it could suspend our “Gold Partner” program and affect our success as a leading distributor for them. It is also possible that we may lose the certified technicians who build the basis for our qualification as a “Gold” distributor. Our continued success in providing Cisco communications solutions would be adversely affected if we were not classified as a special distributor with Cisco.

We may have unanticipated increases in capital spending, operating or administrative costs, or seek new business opportunities that require significant up-front investments. We operate in cash-flow-dependent businesses. Our existing networks require large capitalized up-front investments for growth and maintenance. Our operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of telecommunications networks are large uses of cash. Our debt service obligation and any dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future business plans, which could possibly affect our growth or ability to maintain our current network infrastructure.

Risks related to Regulations

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to extensive regulations that impact the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further impacting our operating costs or capital requirements or that are otherwise adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause us to lose customers to competitors and decrease our revenue, increase our costs and decrease our profitability.

Legislative or regulatory changes could reduce the revenue our ILEC and CLEC operations receive from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 16.9% of our total revenue in 2008. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated in the past that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of their traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs of our ILEC and CLEC operations.

In 2001, the FCC adopted rules reforming the network access charge system for rural carriers, including reductions in per-minute access charges and increases in both Federal Universal Service Fund subsidies and flat-rate monthly per line charges on end-user customers. The FCC is considering more change in network access charges that could materially reduce our access charge revenue and we do not know whether increases in other revenue, such as federal subsidies and monthly line charges, will be sufficient to offset any such reductions. The MPUC and IUB may also make changes in our intrastate network access charges, which could cause reductions in our revenue.

We believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic,” due in part to advances in technology that have made it easier to use networks while also avoiding payment for the traffic. As a general matter, we believe this phantom traffic is due to unintended usage and, in some cases, fraud. We are at risk for potential claims made against us contesting the applicability of network access charges billed by our ILEC and CLEC operations or continued or increased phantom traffic that uses our network without paying us for it. If there is a successful dispute or avoidance of the applicability of network access charges, our revenue could decrease and have a material impact.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive. The federal system of subsidies, from which we derive a significant portion of our revenue, is subject to modification. Our ILEC and CLEC operations receive significant federal subsidy payments.

•                  For the year ended December 31, 2008, we received an aggregate of $2,699,000 from the Federal Universal Service Fund, which comprised 1.8% of our revenue for the year.

•                  For the year ended December 31, 2007, we received an aggregate of $3,268,000 from the Federal Universal Service Fund, which comprised 2.1% of our revenue for the year.

•                  For the year ended December 31, 2006, we received an aggregate of $2,495,000 from the Federal Universal Service Fund, which comprised 1.9% of our revenue for the year.

During the last two years, the FCC has made modifications to the Federal Universal Service Fund system that changed the sources of support and the method for determining the level of support to Federal Universal Service Fund recipients. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our ILEC operations and whether we will continue to receive the same amount of Federal Universal Service Fund support that we have received in the past. The FCC is also currently considering a number of issues regarding the source and amount of contributions to, and eligibility for payment from, the Federal Universal Service Fund, and these issues may also be the subject of legislative amendments to the Telecommunications Act of 1996.

Congress is now considering legislation to exempt the Federal Universal Service Fund from the Anti-Deficiency Act. The Anti-Deficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the Federal Universal Service Fund administrator commits to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Anti-Deficiency Act would apply to payments to our ILEC operations. If the legislation does not pass, our Federal Universal Service Fund subsidy payments may be delayed or reduced. We cannot predict the outcome of any federal or state legislative action or any FCC, MPUC or IUB rulemaking or similar proceedings. If we do not continue to receive federal and state subsidies, or if these subsidies are reduced, our ILEC operations will likely have lower revenue and may not be able to operate as profitably as they have historically.

In addition, under the Telecommunications Act of 1996, our competitors may obtain the same level of Federal Universal Service Fund subsidies we do if the MPUC or IUB, as applicable, determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act of 1996 and the FCC. Under current rules, any such payments to our competitors would not affect the level of subsidies received by our ILEC and CLEC operations, but they would facilitate competitive entry into our ILEC and CLEC service areas and we may not be able to compete as effectively or otherwise continue to operate as profitably.

Legislative and regulatory changes in the telecommunications industry could raise our costs by facilitating greater competition against us and reduce potential revenue. Legislative and regulatory changes in the telecommunications industry could adversely affect our business by facilitating greater competition against us, reducing our revenue or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services.

Increased regulation of the Internet could decrease our revenue. Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed access to the Internet through telephone and cable TV providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services which could have a material adverse effect on our revenue.

Our operations are subject to environmental, health and safety laws and regulation that increase our costs of operations and could subject us to liability. Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety that could adversely affect our profitability. We operate under a number of environmental and health and safety laws, including laws and regulations governing and creating liability to, the management, storage and disposal or hazardous materials, asbestos, petroleum products and other regulated materials. We are subject to environmental laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including the following:

•                  Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and the remediation of any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites,

•                  The presence of contamination can adversely affect the value of our properties and our ability to sell any such affected property or to use it as collateral,

•                  We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination,

•                  The cost of complying with existing environmental requirements could be significant,

•                  Adoption of new environmental laws, regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities,

•                  Future acquisition of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters, and

•                  In addition, environmental laws regulating wetland, endangered species and other land use and natural resource issues may increase costs associated with future business or expansion opportunities, delay, alter or interfere with such plans, or otherwise adversely affect such plans.

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

Risks Related to Our Indebtedness and Our Capital Structure

We have a large balance of senior bank debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund our operations. We have senior bank debt outstanding under long-term financing agreements. As of December 31, 2008, we had $127,005,000 of total long-term debt outstanding, including current maturities, and $29,749,000 of stockholders’ equity. The degree to which we are leveraged could have important consequences including:

•                  Requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our debt,

•                  Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

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

        We may not be able to refinance our current debt on favorable terms. Most of the indebtedness under our credit facility matures in 2012, and we would anticipate refinancing it at that time. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt on terms that are as favorable as those we are benefiting from now, on terms that are acceptable to us or at all.

If we seek additional financing, we may not be able to obtain it on favorable terms, or at all, and our shareholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources, which include our credit facility, existing cash, cash equivalents and available-for sale securities, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates that could affect our results of operations and financial condition adversely. Although we attempt to reduce this risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. In March 2007, we entered into an interest rate protection agreement which matures in March of 2010 on approximately $60,000,000 of our variable-interest rate debt in order to manage our exposure to interest rate movements. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010. If interest rates fail to rise as anticipated when the instruments were acquired, we will experience higher-than-market-rate interest expense and would have paid for protection that wasn’t needed. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2010. This could affect our future interest expense level. In addition, we have a fixed interest rate lock on $19,500,000 of our variable interest rate debt which expires in March of 2010. We are subject to the same positive or negative impacts relative to variable rate alternatives as described above for our use of derivative instruments.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our subsidiaries that are restricted by these agreements to:

•                  Incur additional debt and issue preferred stock,

•                  The payment of dividends on, and purchase or redemption of, capital stock,

•                  Make investments and prepay or redeem debt,

•                  Make capital expenditures,

•                  Create liens on our assets,

•                  Sell certain assets,

•                  Engage in some transactions with affiliates,

•                  Engage in business other than telecommunications businesses, and

•                  Make other restricted payments, including payments in connection with investments and acquisitions.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and fixed charge coverage ratios and to satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. Our ability to comply with the ratios may be affected by events beyond our control including prevailing economic, financial and industry conditions.

A breach of any of these covenants contained in our credit agreement could result in a default under our credit facilities. If we were to default the lenders could elect to declare all amounts outstanding under the credit facilities to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our lenders may not be able to fund cash draws under our credit facility. We have binding contracts with six entities upon which we depend on for our daily supply of cash. The five entities in our senior credit facility are CoBank ACB, Rural Telephone Finance Cooperative, Wachovia Bank NA, US Bank NA, and General Electric Capital Corporation. These entities operate under a common syndicate agreement using unified terms and conditions. We also operate a wholesale financing agreement with General Electric Commercial Distribution Finance Corporation in our Enventis Sector to fund inventory purchased from certain vendors, in an extended term payable arrangement. It provides 60 days interest free payment terms for Enventis working capital purposes. In spite of the contractual obligation of these institutions to perform under the financing agreement, and in spite of our attempts to remain informed of the capability of these institutions to perform their functions for us, we may learn that our request for cash on any given day cannot be fulfilled.

Risks Related to Financial Aspects of Our Company

Customer payment defaults could have an adverse effect on our financial condition and results of operations. As a result of adverse market conditions, some of our customers may experience serious financial difficulties. Some of the interexchange carriers and long distance companies that utilize our network are our largest customers when it comes to recurring revenue. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on amounts owed to us, we may not be able to recognize expected revenue. Although we currently manage this exposure through an allowance for doubtful accounts, an unexpected bankruptcy or default by a customer may not be fully reserved for in our allowance.

It may become necessary for us to offer equipment financing to some of our customers in the future to remain competitive. If we offer such financing, it would be our intent to sell all or a portion of the financing receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

A failure to maintain effective internal controls could adversely affect our business. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, which may include increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of other companies that we may acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Related to Our Common Stock

Our board of directors could, in its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Our board of directors may decide at any time, at its discretion, to decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue entirely the payment of dividends. In addition, if we do not pay dividends for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.

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

While our cash flow available to pay dividends for the year ended December 31, 2008 was sufficient to pay dividends in accordance with our past dividend payment practices, if our estimated cash flow available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

Anti-takeover provisions in our charter documents, our shareholder rights plan and Minnesota law could prevent or delay a change in control of our Company. Provisions of our articles of incorporation and bylaws, our shareholder rights plan (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable and may limit the market price for our common stock. These provisions include the following:

•                  Advance notice requirements for shareholders proposals,

•                  Authorization for our Board of Directors to issue preferred stock without shareholder approval, and

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

•                  Rumors or speculation regarding our future business results and actions,

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our business is primarily focused on the provision of service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2008, our gross property, plant and equipment of $338,510,000 (net balance of $151,353,000) consisted primarily of telephone switches, cable, fiber optic networks and network equipment. We own or lease the telephone property, plant and equipment that are utilized to operate our telephone systems. Our three ILEC subsidiaries in Minnesota and Iowa own central telephone offices with related real estate in all of the communities they serve. Our Telecom Sector owns the telephone network, including telephone outside plant, fiber optic cable and central office equipment over which they provide services to its customers. Our Enventis Sector owns, or has indefeasible rights to use, or has long-term leasing commitments to its extensive fiber optic network and switching system. It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, DSL, digital TV and dedicated and switched long-haul transport.

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

9.               Enventis licenses approximately 2,200 square feet in Edina, Minnesota for a data center.

10.         Enventis utilizes approximately 2,200 square feet secured space within MCTC’s facility in Mankato, Minnesota for a data center.

Item 3.  Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “HTCO.” As of February 9, 2009, there were 1,394 registered shareholders and 1,834 beneficial owners of HickoryTech stock. The following table sets forth the high and low prices for our common stock quoted in the NASDAQ Global Select Market during 2008 and 2007.

2008	High	Low	End of Qtr.
4th Quarter	$6.29	$4.92	$5.44
3rd Quarter	$8.25	$5.81	$5.81
2nd Quarter	$8.95	$7.77	$8.27
1st Quarter	$9.48	$7.97	$8.27

2007	High	Low	End of Qtr.
4th Quarter	$9.85	$8.80	$9.32
3rd Quarter	$9.88	$8.01	$9.69
2nd Quarter	$9.29	$6.93	$9.10
1st Quarter	$7.42	$6.84	$6.93

Dividend Tendencies and Restrictions

We declared quarterly dividends on our common stock of $0.12 per share for the first three quarters in 2008 and $0.13 per share for the fourth quarter in 2008. We declared quarterly dividends on our common stock of $0.12 per share for the year ended December 31, 2007. A quarterly cash dividend of $0.13 per share will be paid on March 5, 2009 to stockholders of record at the close of business on February 15, 2009.

Our board of directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we distributed to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business, or to make acquisitions. We expect to continue to pay quarterly dividends at an annual rate of $0.52 per share during 2009, but only if and to the extent declared by our board of directors on a quarterly basis and subject to various restrictions on our ability to do so (see below). Dividends on our common stock are not cumulative.

The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we may not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. In 2007, we were in violation of this dividend restriction, but a waiver was obtained.

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

Issuer Purchases of Common Stock

During the quarter ended December 31, 2008, we acquired and retired 393,000 common shares in block transactions handled through market makers. This was the first acquisition of our shares since 2003. We do not have a formal share repurchase plan. Details of the transactions follow:

	Total Number of	Average Price Paid	Brokerage	Total Transaction
Purchase Date	Shares Purchased	per Share	Commissions	Cost
October 31, 2008	300,000	$6.10	$13,500	$1,843,500
November 20, 2008	93,000	$5.55	$3,300	$519,450

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. “Total shareholder return” assumes the investment of $100 in HickoryTech’s common stock, the Russell 2000 index and the NASDAQ Telecommunication Index on December 31, 2003 and reinvestment of all dividends.

Total Return to Shareholders (Includes reinvestment of dividends)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hickory Tech Corporation, The Russell 2000 Index

And The NASDAQ Telecommunications Index

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

		ANNUAL RETURN PERCENTAGE
		Years Ended
		12/04	12/05	12/06	12/07	12/08

Hickory Tech Corporation		-2.95%	-22.34%	-3.59%	38.17%	-37.69%
Russell 2000		18.33%	4.55%	18.37%	-1.57%	-33.79%
NASDAQ Telecommunications		6.63%	-3.40%	27.21%	3.03%	-42.03%

	Base	INDEXED RETURNS
	Period	Years Ended
	12/03	12/04	12/05	12/06	12/07	12/08

Hickory Tech Corporation	100.00	97.05	75.36	72.66	100.39	62.55
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NASDAQ Telecommunications	100.00	106.63	103.01	131.04	135.00	78.26

Item 6.  Selected Financial Data

(Dollars in thousands except share and per share amounts)

	2008	2007	2006	2005	2004
FOR THE YEAR:
Operating revenues (A)
Telecom Sector (B)	$73,199	$76,847	$74,896	$77,922	$78,807
Enventis Sector (C)
Equipment revenue	43,514	51,046	36,191	—	—
Services revenue	36,462	28,756	21,814	—	—
Total Enventis Sector	79,976	79,802	58,005	—	—
Total revenues	$153,175	$156,649	$132,901	$77,922	$78,807

Income from continuing operations	$8,029	$8,635	$5,235	$8,566	$8,681

PER SHARE:
Basic EPS - continuing operations	$0.61	$0.65	$0.40	$0.65	$0.66
Basic EPS - discontinued operations	—	—	(0.23)	—	(0.08)
	$0.61	$0.65	$0.17	$0.65	$0.58

Diluted EPS - continuing operations	$0.61	$0.65	$0.40	$0.65	$0.66
Diluted EPS - discontinued operations	—	—	(0.23)	—	(0.08)
	$0.61	$0.65	$0.17	$0.65	$0.58

Dividends per share	$0.49	$0.48	$0.48	$0.48	$0.44

AT YEAR END: (C)
Total assets (A)	$225,508	$227,495	$226,900	$216,834	$160,658

Shareholders’ equity (D)	$29,749	$31,932	$30,086	$35,009	$31,545

Current maturites of long-term obligations	$1,621	$731	$1,560	$1,778	$5,323
Long term debt	125,384	128,475	141,529	140,980	97,661
Total debt, long-term and current	$127,005	$129,206	$143,089	$142,758	$102,984

Debt ratio (E)	81.0%	80.2%	82.6%	80.3%	76.6%

CUSTOMER DATA (year end):
Business access lines	25,274	27,403	27,014	27,145	28,666
Residential access lines	33,757	37,428	41,029	42,945	45,892
Total access lines (F)	59,031	64,831	68,043	70,090	74,558
Long distance subscribers (G)	38,458	40,956	41,196	40,321	43,702
DSL customers (H)	18,696	17,427	15,724	13,022	10,430
Digital TV customers (I)	8,368	6,487	4,632	2,766	1,941

OTHER DATA:
Employees (year end) (C)(J)	433	400	399	460	394
Capital expenditures (K)	$17,691	$17,500	$21,058	$19,434	$16,588
Shares outstanding (year end)	12,992,376	13,284,903	13,207,970	13,124,928	13,057,106
Share price (L) (year end)	$5.44	$9.32	$7.15	$7.89	$10.69
Shareholders
Registered	1,394	1,430	1,470	1,511	1,559
Beneficial owners (M)	1,834	1,778	1,792	1,701	1,677
Total shareholders	3,228	3,208	3,262	3,212	3,236

A.           Revenue and total assets for all periods have been restated to exclude revenue and assets of the Enterprise Solutions operations, which are included in discontinued operations for all periods presented. We sold our Enterprise Solutions Sector in December 2006.

B.             Operating revenue for NIBI, which prior to 2006 had been reported in the Information Solutions Sector, has been recast for all years presented to consolidate our reporting for similar operations for all years presented. Revenue is now being reported as part of the Telecom Sector results.

C.             Enventis was purchased by HickoryTech as of December 30, 2005.

D.            Shareholders’ Equity at December 31, 2006 includes the impact of adopting SFAS No. 158 as described in Note 10 to the Notes to the Consolidated Financial Statements.

E.              Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).

F.              Access Lines refer to the ILEC and CLEC access lines in the Telecom Sector.

G.             Long Distance services are provided in the Telecom Sector.

H.            DSL services are provided in the Telecom Sector. DSL line counts were reduced by 478 in the 2007 due to a data conversion. There was no restatement of prior periods.

I.                 Digital TV services are provided in the Telecom Sector.

J.                All employee counts reflect actual employee counts at year-end. No numbers have been restated for the discontinued Enterprise Solutions operations. The Enventis acquisition in 2005 added 75 employees. The Enterprise Solutions sale in 2006 reduced employee counts by 64 employees.

K.            Capital expenditures have been restated to exclude Enterprise Solutions operations for all years presented.

L.              Share price is the last day closing price.

M.         The number of beneficial shareholders is the approximate number of company registrations in street name accounts.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

HickoryTech is a holding company offering a diverse array of products and services. Our legacy business of traditional wireline local exchange telecommunications is complemented by state-of-the-art broadband services in the retail communications field — including high-speed data and digital TV service — serving dominant market shares of residential and business customers in specific cities in Minnesota and Iowa. We also provide fiber network capacity and integrated IP telephony and data services to an exclusively commercial business market. From our base incumbent telephone companies, we began to expand beyond our ILEC business in 1998 via a CLEC edge-out strategy. We chose to serve both residential and business customers in communities in close proximity to our ILEC service area on a total overbuild basis, meaning we use our own network and switching assets. We began an aggressive broadband service campaign with DSL in 1999, deployed residential digital TV service in 2001 and added business high-speed data applications (Ethernet) in 2004. We purchased Enventis, a Minnesota-based regional provider of integrated fiber network, IP telephony and data services with 1,500 route miles of fiber network serving business customers in the Upper Midwest in December 2005. Our acquisition of Enventis enhanced the business-to-business service strength already in place at HickoryTech.

We operate in two business segments: the Telecom and Enventis Sectors. Our legacy product and service line (since 1898) has been the operation of ILECs or traditional wireline telephone service. In 1998, we formed a CLEC and started offering services on a competitive basis in several market areas. This product and service line competes for the telephone dial tone, Internet dial-up and broadband access, data, digital TV and long distance calling business in ILEC territories. Both ILEC and CLEC operations are managed as one coordinated unit, and both are accounted for and reported within our Telecom Sector. NIBI, which provides computer data processing and software for our Telecom Sector operations as well as to other telecommunications companies, is also accounted for within our Telecom Sector.

Our operations in the Telecom Sector consist primarily of providing services to customers for a fee. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Working capital requirements for the Telecom Sector include financing construction of networks, consisting of switches and cable, data, IP and digital TV. Capital is also needed to maintain our networks and infrastructure, for software development, to pay payroll costs of highly skilled labor, to maintain inventory to service capital projects and network and telephone equipment customers, and to provide for the carrying value of trade accounts receivable, which may take several months to collect in the normal course of business.

Through our Enventis Sector, we serve wholesale communications carriers with fiber network connectivity in several states and provide integrated dedicated voice and data circuits, IP telephony, and data services to large/enterprise and small/medium size retail business customers. Enventis Sector operating results can fluctuate due to the timing of activity in the equipment product line. Periods of increased sales and system implementation — and the related revenue recognition — can lead to uneven results on a quarter-to-quarter or year-to-year basis. These activities are important to building valuable customer relationships and sustainable recurring revenue streams based on our ability to provide high-quality solutions, delivery, and support. It is the relatively higher margin and recurring revenue-generating managed services parts of the division on which we intend to focus our future growth. Working capital is required in the Enventis Sector to construct fiber/optical equipment and IP equipment, for payroll costs, to fund work-in-process, and for inventory. Enventis working capital is also required for the carrying value of trade accounts receivable, particularly in the equipment revenue product line, where receivables may take several months to collect in the normal course of business due to extended project timelines.

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. Our Telecom Sector relies upon one vendor to supply a key piece of equipment to support our digital TV product in markets that do not utilize our IP protocol TV platform. We are currently working with other vendors to potentially supply this equipment. All of our central office switches are supplied by Nortel. A majority of the equipment sold in our Enventis Sector is supplied by Cisco. Nortel and Cisco are leading suppliers of communications and data equipment, and our dependence on these vendors is not viewed as a significant risk.

From 1990 to 2006, we also owned Collins Communications Systems Company (“Collins”), and its results of operations were reported in the Enterprise Solutions Sector. We acquired Collins in 1990 and it operated as a telecommunications, data and IP equipment distributor from a base in Minneapolis/St. Paul, Minnesota. We sold our Collins operations on December 31, 2006. All financial statements and schedules have been restated to reflect Collins operations as discontinued operations for all periods presented.

Highlights

2008 Compared to 2007

•                  Telecom Sector broadband services revenue grew by 19.7% in 2008, illustrating the results of our broadband strategy of providing multiple services over one high-speed connection to the home.

•                  Our strategic focus to grow recurring services revenue resulted in a 49.4% growth in Enterprise Network Services revenue and 17.7% growth in Enventis Transport Services revenue.

•                  Enventis Sector equipment revenue declined 14.8% in 2008, due primarily to the widespread economic downturn experienced in the second half of 2008 which has delayed customer purchases.

•                  In 2008 Telecom Network Access revenue continued a downward trend that began in the third quarter of 2007. Network access revenue declined $5,033,000 or 16.3% in 2008. A switched access dispute with a large interexchange carrier which resulted in non-recurring revenue of $1,890,000 in 2007 significantly impacts the year-over-year comparability. Without the impact of the non-recurring access settlement, network access revenue would have decreased by $3,143,000 or 10.8% in 2008. This decrease in revenue is primarily due to access line losses combined with the decrease in interstate access rates which went into effect on July 1, 2007.

•                  2008 net income decreased $582,000 or 6.8%. Without the non-recurring settlement from a switched access dispute with a large interexchange carrier which increased net income by $1,134,000 in 2007, net income would have increased $552,000 or 7.4% in 2008 compared to 2007.

•                  We used cash flow from operations to reduce our outstanding long-term debt balance by $2,201,000 in 2008 and invested $2,363,000 to repurchase and retire our own capital stock.

2007 Compared to 2006

•                  We posted double-digit growth in revenue, a 46% increase in operating income, and earnings per share (EPS) increased by 282% to 65 cents during 2007.

•                  Enventis completed its second year as a wholly owned subsidiary. Enventis Sector revenue for 2007 represented a 37.6% increase over revenue for 2006 and Enventis Sector net income increased 198.9% over that same time period.

•                  Telecom Sector revenue was aided by non-recurring revenue of $1,890,000 due to the settlement of a switched access revenue dispute. Without the non-recurring settlement, revenue would have increased $268,000 of 0.4% in 2007 compared to 2006.

•                  We expanded our residential triple-play service area, which includes voice, high-speed internet and digital TV services. We also launched IPTV services and doubled our digital TV service area.

•                  We continued to see erosion in local access lines which decreased by 4.7% in 2007. Our Telecom business experienced increased competition in 2007 as cable providers launched voice services. We also continued to experience price erosion in our core voice business.

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

•                  We were able to reduce our outstanding long-term debt by $13,900,000 or 10% in 2007 compared to 2006.

•                  Capital expenditures decreased by $3,558,000 in 2007 compared to 2006 and were focused on strategic capital investments.

Trends

        In 2008, we achieved solid results following a year of extraordinary growth in 2007. Without the non-recurring settlement of a switched access dispute with a large interexchange carrier, which increased net income by $1,134,000 in 2007, net income would have increased $552,000 or 7.4% in 2008 compared to 2007. A deliberate focus to grow our recurring services revenue resulted in 49.4% growth in our Enterprise Network Services revenue and 17.7% growth in Enventis Transport Services revenue within our Enventis Sector in 2008 compared to 2007.

        Our focus in 2008 to strategically grow our business-to-business services remains steadfast in 2009. Our business customers are increasingly demanding customized and integrated voice, data and Internet services. Our managed service offerings include diverse combinations of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services, unified communications, security and monitoring. We believe our business customers will continue to demand turnkey solutions, such as managed services, that afford them more flexibility and total support of their communications needs. These types of services also allow us to act as a strategic partner with our business customers in improving the effectiveness and efficiency of their operations. We believe this gives us an opportunity to form stronger bonds with these customers. Some of our key managed services offerings include security, monitoring, total care support, and our Enventis SingleLink™ Unified Communications.

The number and type of competitors within our industry continues to grow and competition remains intense. Our Telecom Sector has continued to experience competition from cable TV providers, VoIP providers, wireless and other competitors during the past year. To help offset declines in local service revenue, we implemented a local rate increase in January 2009, our first rate increase since December of 2001. Competition combined with consumers substituting other methods for traditional voice services has and will continue to negatively impact our current and future local and network access revenue streams. Line losses totaled 5,800 or 9.0% in 2008 and 3,212, or 4.7% in 2007. Our access line loss percentage was exaggerated in 2008 by a large customer removing 1,332 lines in the fourth quarter. Our local access line loss in 2008 would have been 4,468 or 6.9% in 2008 without the removal of these lines.

As we experience access line losses, our network access revenue will continue to decline consistent with industry wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may impact our future network access revenue. Our network access revenue is also significantly impacted by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe they will be under close scrutiny and are subject to change with a new administration.

Our strategy to build a state-of-the-art broadband network and increase connectivity speeds to our customers along with the bundling of our data, Internet and video services has allowed us to generate continuous double-digit growth in Telecom Sector broadband revenue. We continue to focus on advanced, high-growth products, which include broadband services, private line, MPLS, VoIP, digital video (DTV), and IPTV services.

Our Enventis Sector utilizes our statewide fiber network along with expertise in designing and implementing communications solutions to grow this sector’s bottom line results. Operating income grew 1.7% in 2008 despite a $7,532,000 or 14.8% decline in revenue from equipment sales. Services revenue in our Enterprise Network Services product line grew $4,095,000 or 49.4% in 2008 and $3,710,000 or 81% in 2007. Our employees have deep experience helping businesses of all size realize the operational, technical and financial rewards of new technologies. Our Enventis Transport Services product line continued to experience growth across all segments of its business. We believe our growth in the services lines of our Enventis Sector will continue in 2009 and partially offset possible declines in equipment sales, which are impacted by a tightening economy.

Interest expense decreased by $1,251,000 or 15.4% in 2008 compared to 2007 due to the combined effects of lower interest rates and interest rate protection strategies. Amortization of gains related to interest-rate swap agreements sold at a gain in early 2007 benefited 2008 interest expense by $664,000.

Sector Results of Operations

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM  SECTOR

	For Year Ended December 31
(Dollars in thousands)	2008	2007	2006
Revenue before intersegment eliminations

Revenue
Local Service	$16,296	$17,089	$18,224
Network Access	25,859	30,892	29,936
Long Distance	4,563	5,068	4,877
Data	7,561	6,900	6,048
Internet	4,723	4,612	4,467
Digital TV	3,422	2,273	1,457
Directory	4,119	3,854	3,624
Bill Processing	3,325	2,474	2,127
Intersegment	644	467	260
Other	3,331	3,685	4,136
Total Telecom Revenue	$73,843	$77,314	$75,156

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$73,199	$76,847	$74,896
Intersegment	644	467	260
	73,843	77,314	75,156

Cost of services (excluding depreciation and amortization)	31,141	30,893	32,046
Selling, general and administrative expenses	13,521	13,407	13,001
Depreciation and amortization	16,136	15,218	15,009
Operating Income	$13,045	$17,796	$15,100

Net income	$8,104	$10,460	$9,237

Capital expenditures	$11,102	$11,489	$15,631

Key metrics
Business access lines	25,274	27,403	27,014
Residential access lines	33,757	37,428	41,029
Total access lines	59,031	64,831	68,043
Long distance customers	38,458	40,956	41,196
Digital Subscriber Line customers (1)	18,696	17,427	15,724
Digital TV customers	8,368	6,487	4,632

(1) DSL line counts were reduced by 478 in 2007 due to a data conversion.
There was no restatement of prior periods.

Revenue

        Local Service.  We primarily receive monthly recurring revenue for basic voice telephone service, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers, and miscellaneous local services. Local service revenue was $16,296,000, which is $793,000 or 4.6% lower in 2008 compared to 2007 and was $17,089,000, which is $1,135,000 or 6.2% lower in 2007 compared to 2006. The decrease in both periods is primarily attributable to the loss of access lines. Line losses totaled 5,800 or 9.0% in 2008 and 3,212, or 4.7% in 2007. Our access lines decreased in the later part of 2008 due to a large customer reconfiguring their network causing the removal of 1,332 lines in the fourth quarter. Our local access line loss in 2008 would have been 4,468 or 6.9% in 2008 without the removal of these lines.

        The number of access lines we serve as an incumbent local exchange carrier has been decreasing, which is consistent with the general trend in our industry. To help offset declines in local service revenue, we implemented a local rate increase in January 2009, our first rate increase since December of 2001. Our overall strategy continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates a compelling value for customers to maintain their local voice line. These bundle packages are customizable and offer competitive discounts as more services, such as features, high-speed DSL and digital TV, are added to the bundle.

        Additionally, we experienced a decrease in local service revenue in 2007 compared to 2006 due to a decline in reciprocal compensation received from wireless carriers under contract using minute-of-use pricing of $494,000. Many of these contracts and their associated pricing were negotiated in the first nine months of 2007.

        Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered pools. Network access revenue was $25,859,000, which is $5,033,000 or 16.3% lower in 2008 compared to 2007. Network access revenue was $30,892,000 which is $956,000 or 3.2% higher in 2007 compared to 2006. A switched access dispute with a large interexchange carrier resulted in a non-recurring increase in revenue of $1,890,000 in 2007, significantly impacting the year-over-year comparability of trends in this revenue line. Without the impact of the 2007 non-recurring access settlement, network access revenue would have decreased $3,143,000 or 10.8% in 2008 compared to 2007 and decreased $934,000 or 3.1% in 2007 compared to 2006. Underlying the decreases in both 2008 and 2007 are the line losses and lower minutes of use on our network. An additional impact to 2007, and to a greater extent on 2008, was the bi-annual interstate rate decrease which went into effect on July 1, 2007.

        In 2008, a dispute with the Universal Service Administration Company (“USAC”) stemming from its reversal of standard interpretations of revenue distribution rules decreased 2008 reported network access revenue by $739,000. We are appealing the USAC interpretation as arbitrary and unprecedented. Additionally, in late 2008, network access revenue was reduced $244,000 due to an adjustment of an estimate in interstate pooling with NECA.

        Long Distance. Our end-user customers are billed for toll or long distance service on either a per-call or flat-rate basis. This includes the provision of directory assistance, operator service, and long distance private lines. Long distance revenue was $4,563,000, which is $505,000 or 10.0% lower in 2008 compared to 2007. The decrease is the result of the loss of 6.1% of the customer base during 2008 compared to 2007, more residential customers selecting unlimited long distance calling plans, decreased rates per minute charged to customers due to aggressive competition in the markets we serve, and a local in-bound call center customer going out of business.

        Long distance revenue was $5,068,000, which is $191,000 or 3.9% higher in 2007 compared to 2006. Despite a 0.6% decrease in the customer base at December 31, 2007 compared to December 31, 2006, long distance revenue increased largely due to a 7.6% increase in minutes of use in 2007 compared to 2006 which was primarily driven by increased business customer usage.

        Data. We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the DSL access portion of Telecom DSL service. Data revenue was $7,561,000, which is $661,000 or 9.6% higher in 2008 compared to 2007 and was $6,900,000, which is $852,000 or 14.1% higher in 2007 compared to 2006. The increase in both periods was driven by DSL customer growth of 7.3% in 2008 and 10.8% in 2007. Continued growth in this area has been driven by customer migration from dial-up internet to broadband products such as our DSL service along with aggressively packaging our Select service bundles.

        Additionally, growth in our Ethernet product has increased data revenue by $276,000 and $561,000 during 2008 and 2007, respectively.

        Internet. We receive monthly recurring revenue by providing dial-up and high speed internet access to residential and business customers. Internet revenue was $4,723,000, which is $111,000 or 2.4% higher in 2008 compared to 2007, and was $4,612,000, which is $145,000 or 3.2% higher in 2007 compared to 2006. The increase in both periods was primarily due to the growth in high speed internet from DSL along with increased demand for dedicated internet access within the business sector.

        Digital TV. We receive monthly recurring revenue from our end-user subscribers for the provision of commercial TV programming. Digital TV revenue was $3,422,000, which is $1,149,000 or 50.6% higher in 2008 compared to 2007, and was $2,273,000, which is $816,000 or 56.0% higher in 2007 compared to 2006. Launching IPTV services to three additional communities including our largest market, Mankato, Minn. in 2007 more than doubled our digital TV service area, growing our customer base by 1,881 or 29.0% in 2008 and 1,855 or 40.0% in 2007. Also contributing to the increase in digital TV revenue in both periods was an increase in rates charged to customers of approximately 6.0% and 5.0%, which went into effect in April 2008 and 2007, respectively.

        Directory. We receive monthly recurring revenue from end-user subscribers for the yellow page advertising in our telephone directories. Directory revenue was $4,119,000, which is $265,000 or 6.9% higher in 2008 compared to 2007 and was $3,854,000, which is $230,000 or 6.3% higher in 2007 compared to 2006. The increase in both periods was the result of favorable sales cycles of yellow-page advertising experienced during the past two years. Our directory cycle goes into effect in the beginning of the third quarter of each year.

        Bill Processing. We provide data processing as a service to other telephone service providers and sell our systems to external businesses. We collect a combination of monthly recurring revenue, software license fees, and integration services revenue from companies with which we have established a long-term data processing relationship. Bill processing revenue was $3,325,000, which is $851,000 or 34.4% higher in 2008 compared to 2007 and was $2,474,000, which is $347,000 or 16.3% higher in 2007 compared to 2006. The increase in both periods was driven by project integration services revenue related to the sale of our billing and management system SuiteSolution® to several new customers.

        Other Revenue. Other revenue consists primarily of sales of customer premise equipment, circuit private lines, maintenance, and adds, moves and change revenue. Other revenue was $3,331,000, which is $354,000 or 9.6% lower in 2008 compared to 2007. This decrease was primarily due to a decrease in customer premise equipment revenue of $338,000. This decline is due to our decision to phase out sales of Nortel customer premise equipment in favor of the Cisco brand. All Cisco sales results are reported within the Enventis Sector. Also contributing to lower revenue was lower paystation revenue of $110,000 offset by increased Telecom contract services revenue of $139,000.

        Other revenue was $3,685,000, which is $451,000 or 10.9% lower in 2007 compared to 2006. This decrease was primarily due to lower revenue of $767,000 associated with the SOCRATES contract which was discontinued in 2006, offset by an increase in Telecom contract services of $179,000 and an increase in customer premise equipment revenue of $114,000. Until June 2006, we had provided Internet access and video conferencing for Project SOCRATES which is a distance-learning network connecting schools and libraries in a 12-county region in south central Minnesota. Our contract with Project SOCRATES ended on June 30, 2006.

Cost of Services (excluding Depreciation and Amortization)

        Telecom Sector cost of services (excluding depreciation and amortization) was $31,141,000, which is $248,000 or ..8% higher in 2008 compared to 2007. This increase was primarily due to a $764,000 increase in programming expense required to support the increase in digital TV services and a $333,000 increase in directory expenses associated with the increase in directory revenue. These increases were partially offset by the following items: 1) a decrease in co-location expenses of $277,000 due primarily to credits received from a vendor in 2008, 2) a $252,000 decrease in wages and benefits primarily due to one-time severance payments made in 2007 and 3) a $224,000 decrease in contract labor costs.

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

        Telecom Sector cost of services (excluding depreciation and amortization) was $30,893,000, which was $1,153,000 or 3.6% lower in 2007 compared to 2006. This decrease was primarily due to the following items: 1) a $733,000 decrease in professional and consulting fees due to lower fees associated with the conversion of our enterprise resource planning software and provisioning software, 2) a $444,000 decrease in contract labor largely due to the retirement of mainframe computer functions in the NIBI business in 2006, 3) a $416,000 decrease in charges to the inventory reserve, 4) a $233,000 decrease in circuit expenses and 5) a $193,000 decrease in bad debt expense largely associated with the settlement of a switched access dispute with a large interexchange carrier in 2007. These decreases were partially offset by the following items: 1) a $674,000 increase in programming expense to support the increase in digital TV services and 2) a $263,000 increase in incentive compensation payments in 2007.

Selling, General and Administrative Expenses

        Telecom Sector selling, general and administrative expenses were $13,521,000, which is $114,000 or .9% higher in 2008 compared to 2007. Telecom Sector selling, general and administrative expenses were $13,407,000, which is $406,000 or 3.1% higher in 2007 compared to 2006. The increase in 2007 compare to 2006 was primarily due to a $170,000 increase in corporate expense, a $162,000 increase in incentive compensation expense in 2007 and a $159,000 increase in franchise fees associated with digital TV contracts with various cities.

Depreciation and Amortization

        Telecom Sector depreciation and amortization was $16,136,000, which is $918,000 or 6.0% higher in 2008 compared to 2007, and was $15,218,000, which is $209,000 or 1.4% higher in 2007 compared to 2006. The increase in both periods was primarily due to capital expenditures made in 2008, 2007 and 2006 to support our broadband and infrastructure enhancements.

Operating Income

        Telecom Sector operating income was $13,045,000, which is $4,751,000 or 26.7% lower in 2008 compared to 2007. Excluding the non-recurring interexchange carrier settlement of $1,890,000 our operating income decreased $2,861,000 or 18% in 2008 compared to 2007. This decrease was primarily due to decreases in revenue along with an increase in depreciation and amortization expenses, all of which are described above.

        Telecom Sector operating income was $2,696,000 or 17.9% higher in 2007 compared to 2006. This increase was primarily due to the $2,158,000 increase in revenue (principally due to the interexchange carrier settlement of $1,890,000), along with the $1,153,000 decrease in cost of services (excluding depreciation and amortization) offset by the $406,000 increase in selling, general and administrative expenses.

Enventis Sector

        The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	For Year Ended December 31
(Dollars in thousands)	2008	2007	2006
Revenue before intersegment eliminations

Revenue
ENS equipment	$43,514	$51,046	$36,191
ENS services	12,387	8,292	4,582
ETS services	24,075	20,464	17,232
Intersegment	515	440	50
Total Enventis revenue	$80,491	$80,242	$58,055

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$79,976	$79,802	$58,005
Intersegment	515	440	50
	80,491	80,242	58,055

Cost of sales, equipment (excluding depreciation and amortization)	37,355	45,340	31,152
Cost of services (excluding depreciation and amortization)	21,894	14,767	12,641
Selling, general and administrative expenses	9,801	9,476	8,974
Depreciation and amortization	4,417	3,755	3,048
Operating income	$7,024	$6,904	$2,240
Net income	$4,369	$4,074	$1,363
Capital expenditures	$6,408	$5,928	$5,324

        HickoryTech acquired Enventis on December 30, 2005. We continue to manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the significant growth experienced in and relative contributions from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of Selling, General and Administrative Expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	For Year Ended December 31
	Enterprise Network Services (ENS)			Enventis Transport Services (ETS)
(Dollars in thousands)	2008	2007	2006	2008	2007	2006

Revenue before intersegment eliminations:
Equipment	$43,514	$51,046	$36,191	$—	$—	$—
Service	12,387	8,292	4,582	24,075	20,464	17,232
Intersegment	—	—	—	515	440	50
Total Enventis revenue	$55,901	$59,338	$40,773	$24,590	$20,904	$17,282

Cost of sales, equipment (excluding depreciation and amortization)	37,342	45,001	30,779	13	339	373
Cost of services (excluding depreciation and amortization)	10,102	4,539	3,871	11,792	10,228	8,770
Selling, general and administrative expenses	5,264	5,115	4,587	4,537	4,361	4,387
Depreciation and amortization	515	494	349	3,902	3,261	2,699
Operating income	$2,678	$4,189	$1,187	$4,346	$2,715	$1,053
Net income	$1,670	$2,478	$720	$2,699	$1,596	$643
Capital expenditures	$468	$587	$258	$5,940	$5,341	$5,066

Revenue

        Enterprise Network Services — Equipment. We provide telecommunications and data processing equipment to customers to meet their unified communications needs. This revenue is generated primarily through the invoicing of individual shipments of telecommunications and data products provided by manufacturers. The customers are exclusively business of medium-to-enterprise size. Enterprise Network Services equipment revenue was $43,514,000, which is $7,532,000 or 14.8% lower in 2008 compared to 2007 and was $51,046,000, which is $14,855,000 or 41% higher in 2007 compared to 2006. Periods of increased sales and system implementation — and the related revenue recognition — can lead to uneven results on a quarter-to-quarter or year-to-year basis. Due to the “one-time” nature of equipment sales, the Enterprise Network Services equipment growth from year-to-year is dependant upon the addition of new customers to replace and exceed revenue received from existing customers. Sales slowed significantly in the second half of 2008 as a result of a nationwide economic slowdown and the resulting hesitancy of our customers’ to invest in capital equipment. Our customer base includes customers who continue to invest in state-of-the-art communications infrastructure and we are well-positioned to maintain our market share.

        Enterprise Network Services — Service. This revenue is primarily of a recurring monthly basis and includes services such as network and equipment monitoring, maintenance, and professional consulting. Enterprise Network Services revenue was $12,387,000, which is $4,095,000 or 49.4% higher in 2008 compared to 2007. Primary contributors to this growth were revenue from contract services which includes the design, configuration, and installation of voice and data equipment and support fee revenue earned by providing around-the-clock technology support and monitoring for all our products and services including a Customer Service Center that is staffed by experienced support engineers. Each of these service lines grew by more than 50% in 2008.

        Enterprise Network Services revenue was $8,292,000, which is $3,710,000 or 81.0% higher in 2007 compared to 2006. This increase was primarily due to a $1,880,000 increase in maintenance revenue, which was largely the result of an increase in maintenance recognized to one customer of $1,331,000 in 2007 compared to 2006. Also contributing to the increase in services revenue in 2007 compared to 2006 was a $1,858,000 increase in contract services revenue associated with an increase in design, configuration and installation services.

        Enventis Transport Services. This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections. Enventis Transport Services revenue was $24,075,000, which is $3,611,000 or 17.6% higher in 2008 compared to 2007 and was $20,464,000, which is $3,232,000 or 18.8% higher in 2007 compared to 2006. We provide communications solutions to three major categories of customers. Our wholesale service provides fiber based transport for regional and national telecommunications carriers, local exchange carriers, Internet Service Providers, wireless carriers and other service providers. We experienced double-digit growth in monthly recurring revenue from our wholesale service in both 2008 and 2007. Our enterprise service provides transport services by building customized and innovative communications solutions for business customers. The monthly recurring revenue stream from this service also increased in 2008 and 2007. Our SingleLink™ Unified Communications service provides a single centrally managed and hosted VoIP communications solution. Monthly recurring revenue, consisting of hosted services revenue and fiber transport revenue increased more than 50% in 2008 and by more than a third in 2007.

Cost of Sales — Equipment (excluding Depreciation and Amortization)

        Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $37,355,000, which is $7,985,000 or 17.6% lower in 2008 compared to 2007. Equipment sales decreased by 14.8% in 2008 from 2007 levels, but we benefited significantly from our focus on selling new VoIP technologies as a higher portion of our product mix. These sales generate greater rebates from our Cisco Value Incentive Program. Rebates act as a cost reduction, thereby lowering cost of sales.

        Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $45,340,000, which is $14,188,000 or 45.5% higher in 2007 compared to 2006. This increase was primarily due to the costs incurred to support the 41.0% increase in revenue in the Enterprise Network Services product line.

        Enventis Sector cost of sales are primarily equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

        Enventis Sector cost of services (excluding depreciation and amortization) was $21,894,000, which is $7,127,000 or 48.3% higher in 2008 compared to 2007 and was $14,767,000, which is $2,126,000 or 16.8% higher in 2007 compared to 2006. The increase in both periods was primarily due to the following items: 1) a $3,090,000 increase in 2008 and a $1,092,000 increase in 2007 of wages and benefits due to increased staffing levels, 2) a $2,537,000 increase in 2008 and a $548,000 increase in 2007 for professional fees due to external project management consulting and 3) a $780,000 increase in 2008 and a $1,179,000 increase in 2007 for circuit expenses, which supported the increase in off-net revenue. Offsetting the increase in cost of services in 2007 was a $904,000 decrease in bad debt expense, which was the result of the collection of several previously written-off customer accounts and a lower amount of bad debt accruals. Associated with our commitment to grow the services element of the Enventis business is our investment in the staff and contract labor to deliver higher levels of service. The costs incurred are out in front of the revenue growth expected.

Selling, General and Administrative Expenses

        Enventis Sector selling, general and administrative expenses were $9,801,000, which was $325,000 or 3.4% higher in 2008 compared to 2007. This increase was primarily due to a $578,000 increase in corporate expense and a $129,000 increase in advertising expenses. Offsetting this increase was a $449,000 decrease in wages, benefits, and commissions, which was the result of the release of temporary support staff and the realignment of support staff to our corporate offices. In addition, we began advertising our business services in several of our markets to drive the growth in our monthly recurring services.

        Enventis Sector selling, general and administrative expenses were $9,476,000, which is $502,000 or 5.6% higher in 2007 compared to 2006. This increase was primarily due to the following items: 1) a $656,000 increase in corporate expense, 2) a $209,000 increase in computer expenses and a 3) $183,000 increase in professional fees. Offsetting the increase was a $632,000 decrease in wages and commissions, which was the result of non-recurring bonus and overtime payments made in 2006.

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

Depreciation and Amortization

        Enventis Sector depreciation and amortization was $4,417,000, which is $662,000 or 17.6% higher in 2008 compared to 2007 and was $3,755,000, which is $707,000 or 23.2% higher in 2007 compared to 2006. This increase was due to assets placed in service in 2006, 2007 and 2008. We acquired Enventis on December 30, 2005. Enventis property, plant and equipment was recorded at fair value at the time of acquisition consistent with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) as it pertains to accounting for assets under purchase accounting. Depreciation will continue to increase in the next few years due to the fact that our fiber network constitutes the majority of our asset base and has depreciable lives of 16 to 20 years. Enventis Sector amortization remained constant in 2008 and 2007, respectively, and is attributed to intangible assets related to the Enventis acquisition in 2005.

Operating Income

        Enventis Sector operating income was $7,024,000, which is $120,000 or 1.7% higher in 2008 compared to 2007. This increase was primarily due to the $7,985,000 decrease in cost of sales (excluding depreciation and amortization), offset by the $7,127,000 increase in cost of services (excluding depreciation and amortization) and the $662,000 increase in depreciation.

        Enventis Sector operating income was $6,904,000, which is $4,664,000 or 208.2% higher in 2007 compared to 2006. This increase was due to the $22,187,000 increase in operating revenue, offset by the $14,188,000 increase in cost of sales (excluding depreciation and amortization), the $2,126,000 increase in cost of services (excluding depreciation and amortization), the $707,000 increase in depreciation and the $502,000 increase in selling, general and administrative expenses.

Discontinued Operations — Enterprise Solutions Sector

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

Interest Expense

        The outstanding balance of the revolving credit facility was $126,400,000 at December 31, 2008, $128,675,000 at December 31, 2007 and $142,700,000 at December 31, 2006. Interest expense of $6,870,000 decreased $1,251,000 or 15.4% in 2008 compared to 2007. This decrease was primarily due to the combined effects of lower interest rates, implementation of interest rate protection strategies and the amortization of gains related to interest-rate swap agreements sold at a gain in early 2007 which benefited 2008 interest expense by $664,000.

        Interest expense of $8,121,000, increased $759,000 or 10.3% in 2007 compared to 2006. Interest expense increased in 2007 compared to 2006 because we received lower cooperative dividends in 2007 from one of our participating lenders and because we established longer-term interest rate protection which increased the overall effective interest rate. Cooperative dividends are accounted for as an offset to interest expense when earned.

        In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. The proceeds were to be recognized as an offset to interest expense over the remainder of the original term of the agreement which expired June 2008. Proceeds of $664,000 and $1,272,000 were recognized as an offset to interest expense in 2008 and 2007, respectively. Without this offset, interest expense would have been $7,534,000 in 2008, a decrease of $587,000 or 7.2% compared to 2007 and would have been $9,393,000 in 2007, an increase of $2,031,000 or 27.6% compared to 2006. The effective interest rate was 5.22%, 5.94% and 5.13% in 2008, 2007 and 2006, respectively. Interest expense has become more predictable in 2008 since $119,500,000 or 94.0% of the long-term debt plus current portion is subject to fixed interest rates, either via debt term or interest rate swap agreements.

Income Taxes

Income tax expense decreased $1,275,000 to $5,420,000 from 2007 to 2008. The effective tax rate was 40.3%, 43.7% and 39.2% for 2008, 2007 and 2006, respectively. The effective tax rate in 2008 was reduced by $400,000 of tax benefits we recognized in the fourth quarter to adjust our provision to match tax returns filed for 2007 and amended tax returns for 2006. The increase in effective tax rate in 2007 as compared to 2006 was primarily the result of the adoption of FIN No. 48 during 2007 and the release of a tax reserve in 2006 which decreased the 2006 effective tax rate.

Inflation

        It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and short-term debt obligations plus shareholders’ equity) of HickoryTech was $156,754,000 at December 31, 2008, reflecting 19.0% equity and 81.0% debt. This compares to a capital structure of $161,138,000 at December 31, 2007, reflecting 19.8% equity and 80.2% debt. In the telecommunications industry debt financing is based on operating cash flows and not on the asset position of a company. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends for at least the next 12 months. We employ an extended term payable financing arrangement for inventory purchases in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $10,474,000 and $14,443,000 as of December 31, 2008 and 2007 respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

Cash Flows

We expect our liquidity needs to arise from payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures. We utilize our senior revolving credit facility to manage the temporary increases and decreases in our cash balances.

Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We currently are in full compliance with our debt covenants as of December 31, 2008 and anticipate that we will be able to meet all requirements in the future.

The following table summarizes our cash flow:

	For Year Ended December 31
(Dollars in thousands)	2008	2007	2006
Net cash provided by (used for):
Operating activities	$33,770	$30,731	$17,562
Investing activities	(17,271)	(17,400)	(20,870)
Financing activities	(15,044)	(13,220)	2,909
Discontinued operations	—	(24)	(118)
Increase (decrease) in cash and cash equivalents	$1,455	$87	$(517)

Cash generated from operations was $33,770,000 in 2008 which is primarily attributable to net income plus non-cash expenses, including depreciation and amortization of $20,606,000. We paid $1,542,000 and $3,935,000 of cash for income taxes in 2008 and 2007, respectively. Cash paid for interest was $7,962,000 and $9,319,000 in 2008 and 2007, respectively. The increase in cash provided by operating activities is due to a decrease in accounts receivables which is a result of our focus on receiving payment from customers on outstanding balances, decreased income taxes offset by an increase in inventory. Due to economic conditions, the accounts receivable balances will continue to be a focus of our attention.

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

Cash generated from operations in 2006 was $17,562,000. Cash provided by operations in 2006 was attributable to net income plus non-cash expenses, including depreciation and amortization of $18,121,000 and the loss on discontinued operations totaling $2,967,000. Cash provided by operations in 2006 declined from 2005 by $14,367,000 due to changes in operating assets and liabilities of $14,219,000. The most significant of these changes was an increase in the inventory on hand, offset by a related decrease in prepaid inventory resulting in a net cash usage of $4,116,000, an increase in the outstanding accounts receivable balance of $4,032,000 and a decrease in outstanding accounts payables and accrued expenses of $3,255,000, all of which contributed to lower cash provided by operations. The increase in inventory on hand was the result of supporting the increased projects in process in the Enventis Sector as well as an increase in the average days of inventory on hand. Increased outstanding account receivable balances were primarily the result of the sales growth in the equipment revenue portion of the Enventis Sector and an increase in the average days’ of sales outstanding. The year 2006, which was the first year of integrated operations with Enventis, was a less typical year for cash flow from operations.

Cash used for investing activities is driven by capital expenditures which slightly increased from 2007 to 2008. We are continuing a focused effort to concentrate our capital spending on revenue generating products, services and key strategic initiatives. We expect the level of total capital spending in 2009 to be slightly less than the level of capital spending seen in 2008 and 2007. Capital spending in 2006 was higher than subsequent years due to our efforts to complete our network broadband expansion.

Cash used for financing activities was $15,044,000 in 2008 and was a result of our reduction of credit facility and capital lease obligations by $2,632,000, dividends paid to the stockholders of $6,492,000, and the repurchase of stock made in the fourth quarter of $2,363,000. We also saw a decrease in the extended term payable balance of $3,969,000 which is used to finance Enventis’ equipment purchases. In 2007, cash used for financing activities was $13,220,000 due to a $14,406,000 pay down of our credit facility and capital lease obligations and the payment of dividends in the amount of $6,357,000. The extended term payable balance increased by $6,724,000 and related to the sales growth seen in the Enventis sector. In 2006, cash provided by financing activities was $2,909,000. This was primarily attributable to the use of the extended term payables arrangement in the Enventis sector of $7,719,000 and the payment of dividends of $6,316,000.

Cash used in discontinued operations was $24,000 in 2007 and $118,000 in 2006. In 2006, cash provided by operating activities was the result of the net operating loss of $927,000, which was offset by a decrease in the accounts receivable balances of $658,000.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $12,311,000 as of December 31, 2008 compared to working capital of $8,228,000 as of December 31, 2007. The ratio of current assets to current liabilities was 1.4 and 1.3 as of December 31, 2008 and 2007, respectively.

Extended-Term Payable

The Enventis Sector has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of an amount up to $18,000,000 from HickoryTech. The financing agreement provides 60 day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $10,474,000 and $14,443,000 at December 31, 2008 and 2007, respectively. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt and Revolving Credit Facilities

Our long-term obligations as of December 31, 2008 were $125,384,000, excluding current maturities of $1,300,000 on debt and $321,000 on current maturities of capital leases. Long-term obligations as of December 31, 2007, were $128,475,000 excluding current maturities of $475,000 on debt and $256,000 of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,200,000 facility as of December 31, 2008), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $105,800,000 as of December 31, 2008, and is held in varying amounts by three lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2008 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007, we were not required to make quarterly principle payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,400,000 as of December 31, 2008 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from December 31, 2008 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of December 31, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property, general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the prior year. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances, incur additional debt, issue stock, make asset sales, transfers, or dispositions and engage in mergers and acquisitions over a specified maximum value.

Our Telecom Sector leases certain computer equipment under capital lease arrangements. This Sector recorded additions to property, plant and equipment of $433,000, $522,000 and $266,000 in 2008, 2007 and 2006, respectively, related to these capital lease arrangements.

Obligations and Commitments

The following table sets forth our contractual obligations, along with the cash payments due each period.

(Dollars in thousands)
Contractual Obligations	Total	2009	2010 to 2011	2012 to 2013	2014 and after
Long-term Debt	$126,400	$1,300	$3,800	$121,300	$—
Interest on Long-term Debt (A)	18,250	6,531	9,074	2,645	—
Capital Lease Obligations	605	321	284	—	—
Interest on Capital Leases	76	56	20	—	—
Purchase Obligations (B)	2,446	2,446	—	—	—
Pension Benefit Obligations (C)	1,993	206	395	402	990
Operating Leases	5,910	1,346	1,810	1,136	1,618
Total Contractual Cash Obligations	$155,680	$12,206	$15,383	$125,483	$2,608

A.           Interest on long-term debt is estimated using rates in effect as of December 31, 2008. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 to the Notes to the Consolidated Financial Statements).

B.             Purchase obligations consist primarily of commitments incurred for construction projects.

C.             Pension Benefit Obligations consist of the expected net premium payment and life insurance benefits to be paid relative to our Post Retirement Benefit Plan.

In addition, we have change of control agreements with key employees. These potential commitments are not included in the above schedule.

As of December 31, 2008, we have recognized a liability for uncertain tax positions of approximately $6,748,000 according to FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2008 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types

of Regulation” (“SFAS No. 71”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of all our accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2008.

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

Enventis Sector Revenue Recognition: Revenue in the Enventis Sector is generated from the following primary sources: i) the sale of voice and data communications equipment provided primarily through Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of transport services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including resale of long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. The allowance for doubtful accounts was $905,000 and $1,184,000 as of December 31, 2008 and 2007, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of December 31, 2008 and December 31, 2007 was $3,564,000 and $3,312,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods, as of December 31, 2008 and December 31, 2007 was $5,110,000 and $3,742,000, respectively.

Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at a time when the facts that give rise to the lower value are warranted.

Financial Derivative Instruments

We use financial derivative instruments to manage our overall exposure to fluctuations in interest rates. We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities” (“SFAS 149”), which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Financial Accounting Standards Board staff position 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value of our interest rate swap agreements were determined based on Level 2 inputs using observable inputs other than quoted prices in active markets for identical assets and liabilities to determine fair value.

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings over the term of the swap agreement. In March 2007, we terminated two outstanding interest-rate swap agreements with original maturities of June 2008 in exchange for $1,936,000 in proceeds. Proceeds of $664,000 and $1,272,000 were recognized as an offset to interest expense during 2008 and 2007, respectively.

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

Goodwill assets are not amortized, but are subject to an impairment test annually as well as upon certain events that indicate that impairment may be present. The goodwill impairment test requires management to determine the fair value of several of our reporting units (as defined by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)). We determine the fair value of our reporting units by application of a discounted cash flow analysis. Management makes estimates that are included in its discounted cash flow analysis based upon the best available information at the time that the determinations of fair value are made. Our estimates of fair value could change based on general market or industry conditions and could result in a determination of additional impairment charges to reduce the carrying value of goodwill. As of December 31, 2008 and 2007, we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill.

Unfavorable general economic conditions, including the current recession in the United States, could negatively affect our industry, our business and the related fair value of our intangible assets. While it is often difficult for us to predict the impact of the general economic conditions on our business, we believe that our intangible assets will retain their value.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as clarified by FIN No. 48. Under this method deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary from our assumptions, we may be required to adjust the carrying value of deferred tax assets and liabilities. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the carrying value of the deferred tax asset is reduced by a valuation allowance. To the extent that we establish a valuation allowance or increase an allowance in a period, it must be included as an expense within the tax provision in the statement of operations. We had valuation allowances of $1,687,000 and $1,550,000 at December 31, 2008 and 2007, respectively, due to uncertainty about the realization of certain benefits associated with net operating losses generated in the states of Iowa and Minnesota. In addition, we carry reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Unfavorable general economic conditions, including the current recession in the United States, could negatively affect our business and the opportunity to derive benefits from our deferred tax assets.  While it is often difficult for us to predict the impact of general economic conditions on our operating results, we anticipate that we will be able to fully utilize our deferred tax assets, net of the current valuation allowance, within the currently projected timeframes.

Post-Retirement Benefits

The net post-retirement benefit expense was $825,000, $859,000 and $924,000 in 2008, 2007 and 2006, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated in accordance with the methods specified in Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than

Pensions” (“SFAS No. 106”). Where SFAS No. 106 provides alternative methods for determining net periodic benefit costs, we adopted the following policies: Any prior service cost or cumulative net gains and losses in excess of 10% of the SFAS No. 106 corridor, are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. According to the guidance of paragraph 186 of SFAS No. 106, “the objective of selecting assumed discount rates is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.” The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2008, we assumed a weighted average discount rate of 6.0%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $380,000 as of December 31, 2008 and would increase the net periodic cost by approximately $44,000 as of December 31, 2008.

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

In measuring the accumulated post-retirement benefit obligation as of December 31, 2008, the initial health care inflation rate for 2009 was assumed to be 7.9% and decreases gradually until it reaches 5.6% in 2017 and ultimately 4% in 2084. These assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan. This has resulted in HickoryTech consistently having lower increases in health care costs than the national averages. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $1,442,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,168,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2008, the unrecognized net actuarial loss was $2,285,000. During each of the last three years, we adjusted the discount rate assumption due to changes in interest rates. In recent years, we adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 11.6 years. This amount will change in future years as economic and market conditions generate gains and losses.

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

On December 30, 2005 we acquired Enventis. The Enventis property, plant and equipment, consisting primarily of a fiber optic communications network was valued under SFAS No. 141 as it pertains to accounting for assets under Purchase Accounting. We recorded the assets at fair value at the time of acquisition. Also included in the

Enventis property, plant and equipment is fiber optic cable and indefeasible right of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 and 25 years for new additions.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on the ILEC telephone plant were 5.0%, 4.8% and 4.9% for 2008, 2007 and 2006, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 20 years.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), for periods beginning in 2006. In March 2005, the FASB issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which relates to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

Our Consolidated Financial Statements for 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had minimal impact on earnings per share, diluted earnings per share and cash flow from financing and operations in 2006, 2007 and 2008.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Consolidated Statements of Operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as well as grants in 2006 under SFAS No. 123(R). Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We use historical data to estimate pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Other

We have not conducted any public equity offering in our history and operate with original equity capital, retained earnings and financing in the form of bank term debt with revolving lines of credit. By utilizing cash flow from operations and current asset balances, we believe that we have adequate resources to meet the anticipated operating, capital expenditures and debt service requirements of our current business plan.

Recent Accounting Developments

See Note 1, “Accounting Policies — Recent Accounting Developments,” in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. The proceeds were to be recognized as an offset to interest expense over the remainder of the original term of the agreement which ended June 2008. Proceeds of $664,000 and $1,272,000 were recognized as an offset to interest expense during 2008 and 2007, respectively. Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March of 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2008 and December 31, 2007, our interest expense would have increased $128,000 and $398,000, respectively.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Board of Directors and Shareholders

Hickory Tech Corporation

We have audited the accompanying consolidated balance sheets of Hickory Tech Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 4, 2009

Board of Directors and Shareholders

Hickory Tech Corporation

We have audited Hickory Tech Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hickory Tech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hickory Tech Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008, and our report dated March 4, 2009, which includes an explanatory paragraph discussing the adoption of Financial Accounting Standards Board Interpretation No. 48, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 4, 2009

To the Shareholder and Board of Directors

Hickory Tech Corporation:

In our opinion, the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Hickory Tech Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 14, 2007

Item 8.  Financial Statements and Supplementary Data

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollars in thousands, except share and per share amounts)

	2008	2007	2006
Operating Revenue:
Telecom Sector	$73,199	$76,847	$74,896
Enventis Sector
Equipment	43,514	51,046	36,191
Services	36,462	28,756	21,814
Total Enventis Sector	79,976	79,802	58,005

Total operating revenue	153,175	156,649	132,901

Costs and expenses:
Cost of sales, equipment, excluding depreciation and amortization	37,355	45,340	31,152
Cost of services, excluding depreciation and amortization	52,004	44,881	44,506
Selling, general and administrative expenses	22,984	24,244	23,291
Depreciation	19,479	17,847	16,949
Amortization of intangibles	1,127	1,157	1,172

Total costs and expenses	132,949	133,469	117,070

Operating income	20,226	23,180	15,831

Other income and expense:
Interest and other income	93	287	138
Interest expense	(6,870)	(8,121)	(7,362)

Total other (expense)	(6,777)	(7,834)	(7,224)

Income from continuing operations before income taxes	13,449	15,346	8,607
Income tax provision	5,420	6,711	3,372
Income from continuing operations	8,029	8,635	5,235
Discontinued operations (Note 3)
Loss from operations of discontinued component including loss on disposal of $3,385 in 2006	—	(40)	(4,556)
Income tax benefit	—	(16)	(1,589)
Loss on discontinued operations	—	(24)	(2,967)

Net income	$8,029	$8,611	$2,268

Basic earnings per share - continuing operations:	$0.61	$0.65	$0.40
Basic loss per share - discontinued operations:	—	—	(0.23)
	$0.61	$0.65	$0.17

Weighted average common shares outstanding	13,248,731	13,258,369	13,163,480

Diluted earnings per share - continuing operations:	$0.61	$0.65	$0.40
Diluted loss per share - discontinued operations:	—	—	(0.23)
	$0.61	$0.65	$0.17
Weighted average common and equivalent shares outstanding	13,259,933	13,260,087	13,163,480

Dividends per share	$0.49	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31

(Dollars in thousands except share and per share amounts)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,626	$171
Receivables, net of allowance for doubtful accounts of $905 and $1,184	26,292	28,357
Inventories	8,674	7,054
Income taxes receivable	566	1,013
Deferred income taxes, net	2,064	1,334
Prepaid expenses	1,409	1,713
Other	1,114	1,196
Total current assets:	41,745	40,838

Investments	4,066	3,830

Property, plant and equipment	338,510	322,249
Accumulated depreciation	(187,157)	(169,318)
Property, plant and equipment, net	151,353	152,931

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	856	1,983
Deferred costs and other	2,249	2,674
Total other assets	28,344	29,896

Total assets	$225,508	$227,495

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Extended term payable	$10,474	$14,443
Accounts payable	3,133	4,538
Accrued expenses and other	8,001	7,740
Deferred revenue	6,205	5,158
Current maturities of long-term obligations	1,621	731
Total current liabilities:	29,434	32,610

Long-term liabilities:
Debt obligations, net of current maturities	125,384	128,475
Financial derivative instruments	3,286	1,451
Accrued income taxes	7,517	7,747
Deferred income taxes	18,282	14,901
Deferred revenue	1,646	1,527
Accrued employee benefits and deferred compensation	10,210	8,852
Total long-term liabilities	166,325	162,953

Total liabilities	195,759	195,563

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 12,992,376 in 2008 and 13,284,903 in 2007	1,299	1,329
Additional paid-in capital	11,504	11,031
Retained earnings	20,199	20,639
Accumulated other comprehensive income/(loss)	(3,253)	(1,067)
Total shareholders’ equity	29,749	31,932

Total liabilities and shareholders’ equity	$225,508	$227,495

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollars in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$8,029	$8,611	$2,268
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	24	2,967
Depreciation and amortization	20,606	19,004	18,121
Amortization of gain on sale of financial derivative instrument	(664)	(1,272)	—
Provision for losses on accounts receivable	286	139	1,043
Deferred income tax provision (benefit)	3,660	1,523	(155)
Stock-based compensation	415	688	320
Employee retirement benefits and deferred compensation	652	670	1,680
Accrued patronage refunds	(563)	(230)	(1,049)
Other	(207)	80	63
Changes in operating assets and liabilities net of effects of acquisitions and dispositions:
Receivables	1,780	(7,814)	(4,329)
Prepaids	304	190	3,123
Inventories	(1,620)	4,239	(7,727)
Accounts payable and accrued expenses	(1,135)	2,190	(933)
Deferred revenue, billings and deposits	1,165	601	153
Income taxes	218	1,237	1,107
Other	844	851	910
Net cash provided by operating activities	33,770	30,731	17,562

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,691)	(17,500)	(21,058)
Redemption of investments	—	—	21
Acquisitions, adjustments to purchase price	—	—	124
Other	420	100	43
Net cash (used in) investing activities	(17,271)	(17,400)	(20,870)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(3,969)	6,724	7,719
Change in cash overdraft	—	(1,475)	961
Borrowings on credit facility	34,500	15,500	26,000
Payments on credit facility and capital lease obligations	(37,132)	(29,906)	(25,874)
Proceeds from the sale of financial derivative instrument	—	1,936	—
Proceeds from issuance of common stock	412	358	419
Dividends paid	(6,492)	(6,357)	(6,316)
Stock repurchase/retirement	(2,363)	—	—
Net cash provided by (used in) financing activities	(15,044)	(13,220)	2,909

DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	—	(24)	6
Net cash (used in) investing activities	—	—	(124)
Net cash (used in) discontinued operations	—	(24)	(118)

Net increase (decrease) in cash and cash equivalents	1,455	87	(517)
Cash and cash equivalents at beginning of the year	171	84	601
Cash and cash equivalents at the end of the year	$1,626	$171	$84

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,962	$9,319	$7,749
Net cash paid for income taxes	$1,542	$3,935	$1,485
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$433	$522	$266

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollars in thousands)

	Common Stock		Additional Paid - In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2005	13,124,928	$1,312	$9,262	$22,371	$2,064	$35,009

Stock Award Plan	17,386	2	139			141
Employee Stock Purchase Plan	24,089	3	171			174
Directors’ Stock Retainer Plan	9,013	1	64			65
Dividend Reinvestment Plan	32,554	3	242			245
Stock based compensation			114			114
Net Income				2,268		2,268	$2,268
Dividends Paid				(6,316)		(6,316)
Other Comprehensive Income, Net of Income Taxes					(567)	(567)	(567)
Adoption of SFAS No. 158, net of tax of $690					(1,047)	(1,047)
Total Comprehensive Income							$1,701

Balance, December 31, 2006	13,207,970	1,321	9,992	18,323	450	30,086

Stock Award Plan	27,590	3	196			199
Employee Stock Purchase Plan	13,792	1	275			276
Directors’ Stock Retainer Plan	7,586	1	232			233
Dividend Reinvestment Plan	27,965	3	233			236
Stock based compensation			103			103
Net Income				8,611		8,611	$8,611
Dividends Paid				(6,357)		(6,357)
Adoption of FIN 48				62		62
Other Comprehensive Loss, Net of Income Taxes					(1,517)	(1,517)	(1,517)
Total Comprehensive Income							$7,094

Balance, December 31, 2007	13,284,903	1,329	11,031	20,639	(1,067)	31,932

Stock Award Plan	10,493	1	110			111
Employee Stock Purchase Plan	23,992	2	268			270
Directors’ Stock Retainer Plan	13,803	1	22			23
Directors’ Incentive Stock Plan	18,000	2	166			168
Dividend Reinvestment Plan	34,185	3	241			244
Stock Repurchase	(393,000)	(39)	(347)	(1,977)		(2,363)
Stock based compensation			13			13
Net Income				8,029		8,029	$8,029
Dividends Paid				(6,492)		(6,492)
Other Comprehensive Loss, Net of Income Taxes					(2,186)	(2,186)	(2,186)
Total Comprehensive Income							$5,843

Balance, December 31, 2008	12,992,376	$1,299	$11,504	$20,199	$(3,253)	$29,749

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2008, 2007 and 2006

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility is reasonably assured. Revenue is reported net of all applicable sales tax.

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

Enventis Sector Revenue Recognition: Revenue in the Enventis Sector is generated from the following primary sources: i) the sale of voice and data communications equipment provided primarily through Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of transport services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including resale of long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $1,415,000, $1,335,000 and $1,377,000 in 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

At December 31, 2008, cash equivalents totaled $1,626,000 including short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. Our cash deposits may occasionally exceed federally insured limits.

Accounts Receivable

As of December 31, 2008, consolidated accounts receivable totaled $26,292,000, net of the allowance of doubtful accounts. As of December 31, 2008, we believe accounts receivable are recorded at their fair value. As there may by exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $905,000 and $1,184,000 as of December 31, 2008 and 2007, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of raw materials, as of December 31, 2008 and December 31, 2007 was $3,564,000 and $3,312,000, respectively. The inventory value in the Enventis Sector is comprised of finished goods in transit to customers as of December 31, 2008 and December 31, 2007 was $5,110,000 and $3,742,000, respectively.

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

Investments

Investments include $2,532,000 of non-interest bearing Subordinated Capital Certificates from RTFC and $1,534,000 from Co-Bank which, are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.

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

The components of property, plant and equipment as of December 31, 2008 and 2007, respectively are summarized as follows:

(Dollars in thousands)	2008	2007
Telecom property and equipment	$278,138	$268,566
Enventis property and equipment	41,235	34,914
Enventis Indefeasable Rights to Use	5,394	5,482
Other property and equipment	13,743	13,287
Total	338,510	322,249
Accumulated depreciation	(187,157)	(169,318)
Property, plant, and equipment, net	$151,353	$152,931

Included in the Enventis property, plant and equipment is fiber optic cable and indefeasible right of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 (acquisition date of Enventis) and 25 years for new additions.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 5.0%, 4.8% and 4.9% for 2008, 2007 and 2006, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to 20 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $561,000 and $505,000 ($1,323,000 and $1,412,000 asset, net of accumulated depreciation of $762,000 and $907,000) as of December 31, 2008 and 2007, respectively.

Capitalized Software Costs

Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs (including right to use fees) associated with externally acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage, are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three to ten years.

During 2008, 2007 and 2006, we capitalized $134,000, $403,000, and $1,254,000, respectively, of costs associated with software purchased or developed for internal use only. The 2008 costs primarily relate to software purchased for enterprise software and desktop applications. The 2007 costs primarily relate to software purchased to support the Enventis Sector VoIP monitoring and managed services. The 2006 costs related to costs associated with integrating the new enterprise resource planning software that we converted to on January 1, 2006. Costs incurred in 2006 related primarily to the Enventis Sector, which was purchased in December 2005 and their migration to the software platform. Total capitalized software for internal use of $8,237,000 and $8,103,000 are included in property, plant and equipment at December 31, 2008 and 2007, respectively. Amortization expense relating to these costs amounted to $583,000 and $686,000 in 2008 and 2007, respectively, resulting in accumulated amortization of $5,321,000 and $4,727,000 at December 31, 2008 and 2007, respectively. Capitalized internal software costs, net of accumulated amortization of $2,916,000 and $3,376,000 are included in property, plant and equipment at December 31, 2008 and 2007, respectively.

Intangible Assets and Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 2 to the Notes to the Consolidated Financial Statements for a more detailed discussion of the intangible assets and goodwill. We did not have changes to goodwill in 2008 and expect the goodwill balance of $25,239,000 to be deductible for tax purposes. As of December 31, 2008 and 2007, we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill.

Accrued Incentive Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts accrued for Employee Incentive Compensation of $1,777,000 and $2,035,000 at December 31, 2008 and December 31, 2007, respectively.

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

FIN No. 48 requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 11 to the Notes to the Consolidated Financial Statements for additional information regarding income taxes.

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

	2008	2007	2006
Weighted Average Shares Outstanding	13,248,731	13,258,369	13,163,480
Stock Options	958	1,718	—
Stock Subscribed (ESPP)	10,244	—	—
Total Weighted Average Common and Equivalent Shares Outstanding	13,259,933	13,260,087	13,163,480

Options to purchase 456,200 shares as of December 31, 2008, 441,000 shares as of December 31, 2007 and 515,884 shares as of December 31, 2006 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

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

Stock Compensation

On January 1, 2006, we adopted SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB No. 25. We adopted SFAS No. 123(R) using the modified prospective method. Under this method, prior periods are not restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with APB No. 25, which required the use of the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for stock options granted, since the exercise price was equal to the fair market value of the shares at the grant date. The grant date fair value of stock options is estimated using the Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at time of vesting. Forfeitures are estimated based on historical experience. Compensation costs are recognized over the vesting period. Our stock options vest over a three-year period. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

Recent Accounting Developments

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of 2009. The primary effect of SFAS No. 141(R) with respect to our consolidated financial statements will be the treatment of transaction costs in the income statement. In previous transactions we recorded these costs in our balance sheet. Since this will only have an impact in the event of a transaction, we cannot estimate an effect, if any of SFAS No. 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. SFAS No. 160 is currently not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our disclosures.

Financial Accounting Standards Board staff position 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FASB 157 for nonfinancial assets and liabilities to have a significant impact on our financial statements or disclosures.

Note 2.   Goodwill and Other Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. No such event occurred during 2008 or 2007. As of December 31, 2008 and 2007, we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill as the determined fair value was sufficient to pass the first step impairment test. The carrying value of our goodwill is $25,239,000 as of December 31, 2008 and 2007, respectively.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

		As of December 31, 2008		As of December 31, 2007
(Dollars in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$3,379	$4,229	$2,456
Other intangibles	1 - 5 years	730	724	730	520
Total		$4,959	$4,103	$4,959	$2,976

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for 2008, 2007 and 2006 was $1,127,000, $1,157,000, and $1,172,000, respectively. Total estimated amortization expense for the five years subsequent to 2008 is as follows: 2009 - $853,000; 2010 - $3,000; with none thereafter.

Note 3.   Disposition and Discontinued Operations

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

The following table includes certain summary statement of operations information related to the operations of Enterprise Solutions business reflected in discontinued operations for the years ended December 31, 2007 and 2006, respectively.

(Dollars in thousands)	2007	2006
Revenues and sales	$—	$11,049
Operating expenses	—	12,115
Depreciation and amortization	—	104
Operating loss	—	(1,170)
Loss on sale of discontinued operations	—	(3,385)
Other income/expense	(40)	(1)
Pretax loss from discontinued operations	(40)	(4,556)
Income tax benefit	(16)	(1,589)
Net loss of discontinued operations	$(24)	$(2,967)

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $132,157,000 at December 31, 2008 and $128,791,000 at December 31, 2007, compared to carrying values of $125,384,000 and $128,475,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

Note 5.   Accumulated Other Comprehensive Income (Loss)

        We follow the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). This statement established rules for the reporting of comprehensive income (loss) and its components. In addition to net income, our comprehensive income includes changes in unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges and recognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the year ended December 31, 2008 and 2007 was $5,843,000 and $7,094,000, respectively.

        In March 2007, we terminated our two outstanding interest-rate swap agreements with original maturities in June 2008, in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable interest rate debt through February 2010. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2005	$—	$—	$—	$2,064	$2,064
2006 Activity	—	—	—	(567)	(567)
Adoption of SFAS No. 158	(867)	37	(217)	—	(1,047)
December 31, 2006	(867)	37	(217)	1,497	450
2007 Activity	(87)	242	36	(1,708)	(1,517)
December 31, 2007	(954)	279	(181)	(211)	(1,067)
2008 Activity	(421)	(33)	36	(1,768)	(2,186)
December 31, 2008	$(1,375)	$246	$(145)	$(1,979)	$(3,253)

(1) Amounts pertain to our postretirement benefit plans.

        The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

(Dollars in thousands)	2008	2007	2006
Income tax (liability) related to OCI components
beginning of year	$1,141	$(301)	$(1,365)
Income tax (liability) changes related to:
Unrecognized net actuarial loss	281	57	571
Unrecognized prior service credit	21	(159)	(24)
Unrecognized transition asset	(24)	(24)	143
Unrecognized gain on derivatives	731	1,568	374
Income tax (liability) related to OCI components end of year	$2,150	$1,141	$(301)

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

        The Enventis Sector specializes in providing telecommunications and network solutions for companies of all sizes. In addition to its statewide fiber optic network, Enventis provides innovative IP services that combine voice and data onto a single platform.

        Business segment information for the years ended December 31, 2008, 2007 and 2006 is as follows:

For Year Ended December 31

        (Dollars in thousands)

			Corporate and
2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$73,199	$79,976	$—	$153,175
Intersegment revenue	644	515	(1,159)	—
Total operating revenue	73,843	80,491	(1,159)	153,175

Depreciation and amortization	16,136	4,417	53	20,606
Operating income	13,045	7,024	157	20,226
Interest expense	85	—	6,785	6,870
Income taxes	4,879	2,660	(2,119)	5,420
Income (loss) from continuing operations	8,104	4,369	(4,444)	8,029
Identifiable assets	148,238	68,481	8,789	225,508
Property, plant and equipment, net	112,497	38,575	281	151,353
Capital expenditures	11,102	6,408	181	17,691

For Year Ended December 31

        (Dollars in thousands)

			Corporate and
2007	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$76,847	$79,802	$—	$156,649
Intersegment revenue	467	440	(907)	—
Total operating revenue	77,314	80,242	(907)	156,649

Depreciation and amortization	15,218	3,755	31	19,004
Operating income (loss)	17,796	6,904	(1,520)	23,180
Interest expense	72	—	8,049	8,121
Income taxes	7,287	2,904	(3,480)	6,711
Income (loss) from continuing operations	10,460	4,074	(5,899)	8,635
Identifiable assets	152,961	66,842	7,692	227,495
Property, plant and equipment, net	117,078	35,700	153	152,931
Capital expenditures	11,489	5,928	83	17,500

			Corporate and
2006	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$74,896	$58,005	$—	$132,901
Intersegment revenue	260	50	(310)	—
Total operating revenue	75,156	58,055	(310)	132,901

Depreciation and amortization	15,009	3,048	64	18,121
Operating income (loss)	15,100	2,240	(1,509)	15,831
Interest expense	(79)	—	7,441	7,362
Income taxes	5,960	879	(3,467)	3,372
Income (loss) from continuing operations	9,237	1,363	(5,365)	5,235
Identifiable assets	157,058	59,856	9,986	226,900
Property, plant and equipment, net	120,202	32,533	100	152,835
Capital expenditures	15,631	5,324	103	21,058

NOTE 7.   STOCK COMPENSATION

Employee Stock Purchase Plan

        Under the terms of an employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. As of December 31, 2008, there were 500,000 common shares reserved for this plan and 462,216 shares still available for issuance. As of December 31, 2008 and December 31, 2007 employees had subscribed to purchase approximately 35,907 and 23,992 shares for the plan year ended August 31, 2009 and August 29, 2008, respectively. We recorded stock compensation expense in the amount of $26,000 and $24,000 during 2008 and 2007, respectively, related to this plan.

Retainer Stock Plans for Directors

        Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors receive $7,500 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2008, there were 300,000 common shares reserved for this plan and 216,619 shares still available for future issuance.

Non-Employee Directors’ Incentive Plan

        Beginning in May 2005, we began offering a Directors’ Incentive Plan to attract and retain outside Directors. The plan provides for each director to receive 2,000 shares of our common stock contingent upon HickoryTech meeting pre-established objectives. The plan paid out 18,000 shares, 0 shares and 10,000 shares in 2008, 2007, and 2006, respectively. As of December 31, 2008 there were 200,000 common shares reserved for this plan and 172,000 shares available for future grants.

Stock Award Plan

        HickoryTech’s stock award plan provides for the granting of non-qualified stock options, stock awards and restricted stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. Stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2008, there were 1,750,000 common shares reserved for this plan and 978,779 shares available for future grants.

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

        The Consolidated Financial Statements for 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) or any modifications to outstanding stock options prior to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had minimal impact on earnings per share, diluted earnings per share and cash flow from financing and operations in 2006, 2007 and 2008.

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

        There were no stock option awards granted during 2008 or 2007. In September 2006, Mr. John W. Finke, current President and Chief Executive Officer, received a one-time grant of 15,000 options associated with his acceptance of the Chief Executive Officer position. The weighted average grant date fair value of these options was $1.43 per share. Other than the one-time stock option award issued to Mr. Finke, options were last granted under the Company’s Stock Award Plan in February 2005. The Stock Award Plan provides for the issuance of stock options, but no current compensation programs have options as a component.

        The following table details the key assumptions used in computing fair value using the Black-Scholes Option valuation model for the year ended December 31, 2006:

2006
Volatility	37.0%
Dividend Yield	6.9%
Risk-Free Interest Rates	4.8%
Expected Life in Years	7

        A summary of all stock option activity for the three-year period ended December 31, 2008 is as follows:

				Weighted Average
	Options			Exercise Price
	2008	2007	2006	2008	2007	2006
Outstanding at Beginning of Year	476,000	515,884	578,850	$12.79	$12.75	$12.63
Granted	—	—	15,000	—	—	6.95
Exercised	—	—	—	—	—	—
Forfeited	—	(499)	(28,448)	—	10.76	11.15
Expired	(4,800)	(39,385)	(49,518)	13.38	12.22	10.50
Outstanding at End of Year	471,200	476,000	515,884	$12.79	$12.79	$12.75

Exercisable at End of Year	466,200	454,335	462,556	$12.85	$12.97	$13.07
Weighted Average Fair Value of Options Granted During the Year	$—	$—	$1.43
Fair Value of Options Vesting During the Year	$41,000	$156,000	$186,000
Intrinsic Value of Options Exercised During the Year	$—	$—	$—

All stock options granted in 2006 had an exercise price equal to the fair market value of our common stock on the date of grant.

The following table provides certain information with respect to stock options outstanding at December 31, 2008:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	7.7 years
$8.00 - $12.00	177,200	10.26	4.4 years
$12.00 - $16.00	225,250	13.88	2.1 years
$16.00 - $21.00	53,750	18.18	2.2 years
	471,200	$12.79	3.2 years

        The following table provides certain information with respect to stock options exercisable at December 31, 2008:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	10,000	$6.95	7.7 years
$8.00 - $12.00	177,200	10.26	4.4 years
$12.00 - $16.00	225,250	13.88	2.1 years
$16.00 - $21.00	53,750	18.18	2.2 years
	466,200	$12.85	3.1 years

        Stock options outstanding and exercisable as of December 31, 2008 did not have any aggregate intrinsic value. As of December 31, 2008, there was $4,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. We expect to recognize this expense during 2009.

Note 8.   Extended Term Payable

        The Enventis Sector has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under this financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of an amount up to $18,000,000 by HickoryTech. The financing agreement provides 60 day interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $10,474,000 and $14,443,000 at December 31, 2008 and 2007, respectively. These balances are classified as current liabilities in the accompanying Balance Sheet and are not considered part of our debt financing.

Note 9.   Debt and Other Obligations

        Our long-term obligations as of December 31, 2008, were $125,384,000, excluding current maturities of $1,300,000 on debt and $321,000 on current maturities of capital leases. Long-term obligations as of December 31, 2007, were $128,475,000 excluding current maturities of $475,000 on debt and $256,000 of capital leases.

	As of December 31
(Dollars in thousands)	2008	2007
Credit facility, average interest at 5.2%, maturing in varying amounts through 2013	$126,400	$128,675
Capitalized lease obligations, average interest at 10.7%, maturing March 2011	605	531
Total	127,005	129,206
Less current maturities	1,621	731
Long-Term obligations	$125,384	$128,475

        On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $155,200,000 facility as of December 31, 2008 through normal quarterly amortization), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component ($28,680,000 available to borrow as of December 31, 2008) that expires on December 31, 2011 and a $130,000,000 term loan component (subsequently reduced to $125,200,000 as of December 31, 2008 through normal quarterly amortization).

        The term loan component is comprised of two components which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $105,800,000 as of December 31, 2008, and is held in varying amounts by three lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2008 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2007, we were not required to make quarterly principle payments during the first three quarters of 2008. The outstanding principal balance of term loan C is $19,400,000 as of December 31, 2008, and is held entirely by RTFC. Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from December 31, 2008 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

        The term loan component has a provision whereby we periodically receive patronage capital refunds. This patronage refund is recorded as an offset to interest expense and amounted to $563,000 in 2008, $230,000 in 2007 and $1,049,000 in 2006.

        Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of December 31, 2008. The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. At December 31, 2007, we were in violation of this dividend restriction, but a waiver was obtained. At December 31, 2008, we were in full compliance with our debt covenants.

        Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property, general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

        The credit facility also requires us to maintain interest rate protection agreements on at least 50% of the term loan components outstanding balance, to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans and have implemented interest-rate swap agreements on $100,000,000 of our variable-interest rate debt and we have established fixed interest rates on another $19,500,000 of our debt, for a total of $119,500,000 or 94% of our debt which is not subject to interest rate fluctuations. The current rate locks expire in February and March 2010. Our effective interest rate was 5.22%, 5.97% and 5.13% in 2008, 2007 and 2006, respectively.

        Annual requirements for principal payments for the years subsequent to 2008 are as follows: 2009 - $1,300,000; 2010 - $1,300,000; 2011 - $2,500,000; 2012 - $102,700,000; and 2013 - $18,600,000.

Note 10.   Employee Retirement Benefits

        Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We contribute up to 6.0% of the employee’s eligible compensation, based on the employee’s voluntary contribution. Our contributions and costs for the retirement savings plan were $1,366,000 in 2008, $1,432,000 in 2007 and $1,350,000 in 2006.

        In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We account for these post-retirement benefits in accordance with SFAS No. 158 (see below). We are not currently funding these post-retirement benefits, but have accrued these liabilities. New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits. At December 31, 2008, post-retirements benefits expected to be paid for the next five years and thereafter are as follows: 2009 - $206,000;  2010- $197,000; 2011 - $198,000;  2012 - $200,000;  2013 — $202,000 and thereafter — $990,000.

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

        The following table summarizes the balance sheet impact, including the benefit obligations and assets associated with our postretirement benefit plans as of December 31, 2008 and 2007, respectively.

(Dollars in thousands)	2008	2007
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$7,958	$7,672
Service Cost	254	286
Interest Cost	487	455
Amendments	—	(413)
Actuarial Gain	781	215
Benefits Paid	(255)	(257)
Benefit Obligation at End of Year	$9,225	$7,958

Change in Plan Assets
Fair Value of Assets at Beginning of Year	$—	$—
Actual Return on Assets	—	—
Employer Contribution	255	257
Distributions	(255)	(257)
Fair Value of Assets at End of Year	$—	$—

	As of December 31
(Dollars in thousands)	2008	2007	2006
Components of Net Periodic Benefit Cost
Service Cost	$254	$286	$322
Interest Cost	487	455	429
Expected Return on Plan Assets	—	—	—
Amortization of Transition Obligation	60	60	60
Amortization of Prior Service Cost	(55)	(12)	(11)
Recognized Net Actuarial Loss	79	70	124
Net Periodic Benefit Cost	$825	$859	$924

Discount Rate Used to Determine Benefit Obligation As of December 31:	6.00%	6.20%	6.00%

In 2009, we expect to recognize approximately $60,000 of the transition obligation, ($55,000) of the prior service credit and $134,000 of the net actuarial loss as a component of total period post-retirement benefit expense.

Health Care Trend Rates for the Year Ending December 31, 2008	Year	Trend Rate
	2009-2010	7.90%
	2010-2011	6.60%
	2011-2012	5.80%
	2012-2013	5.80%
	2013-2014	5.70%
	2014-2015	5.70%
	2015-2016	5.70%
	2016-2017	5.70%
	2017-2083	5.6% to 4.00%
	2084	4.00%

(Dollars in thousands)
Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease
Accum. Post-Retirement Benefit Oblig. as of December 31, 2008
Dollar	$1,442	$(1,168)
Percentage Change in Retiree Medical	17.0%	(13.0)%

Service Cost and Interest Cost for Fiscal 2008
Dollar	$145	$(114)
Percentage Change in Retiree Medical	21.0%	(18.0)%

As of December 31, 2008, we adopted a new methodology for applying health care trend rates when measuring the accumulated post retirement benefit obligation. This methodology is based on guidance published by the Society of Actuaries titled “How Health Care Trend Rates are Best Measured” and is the methodology adopted by our third party consultants. Under the new method, health care rates trend downward in the calculations in smaller increments over a longer period of time. The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 7.9% in 2009 and decreases gradually until it reaches 5.6% in 2017 and ultimately 4% in 2084. These initial trend rate assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted, which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which requires current recognition of the federal subsidy that employers may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under its post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D. Consequently, we re-measured our accumulated post-retirement benefit obligation as of June 30, 2004 to account for the federal subsidy. As of December 31, 2008 and 2007, the reduction in the accumulated post-retirement benefit obligation due to the subsidy was $1,134,000 and $961,000, respectively.

Note 11.   Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2008, 2007 and 2006 include the following components:

(Dollars in thousands)	2008	2007	2006
Current Income Taxes:
Federal	$1,370	$4,027	$972
State	390	1,145	276
Deferred Income Taxes:
Federal	3,356	1,031	218
State	304	492	317
Total Income Tax Provision	$5,420	$6,695	$1,783

Income tax expense is included in the financial statements as follows:

(Dollars in thousands)	2008	2007	2006
Continuing Operations	$5,420	$6,711	$3,372
Discontinued Operations	—	(16)	(1,589)
Total Income Tax Provision	$5,420	$6,695	$1,783

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2008	2007
Tax Liabilities:
Depreciation and Fixed Assets	$17,924	$14,342
Intangible Assets	6,075	5,668
Other	—	124
Gross Deferred Tax Liability	$23,999	$20,134

Tax Assets:
Deferred Compensation and Post-Retirement Benefits	$4,461	$3,835
Receivables and Inventories	460	630
Accrued Liabilities	1,167	829
Derivatives	1,309	578
State Net Operating Loss	1,767	1,550
Capital Loss	—	695
Other	304	—
Gross Deferred Tax Asset	9,468	8,117
Valuation Allowance	(1,687)	(1,550)
Net Deferred Tax Liability	16,218	13,567
Current Deferred Tax Asset	2,064	1,334
Net Non-Current Deferred Tax Liability	$18,282	$14,901

We have Iowa net operating loss carry-forwards for tax purposes available to offset future income of approximately $26,600,000 at December 31, 2008. The Iowa net operating loss carry-forwards expire in varying amounts between 2018 and 2028. Due to the continued generation of net operating losses by our subsidiaries operating in Iowa, the utilization of these net operating loss carry-forwards is doubtful. A valuation allowance has been established to reduce the carrying value of the benefits associated with the Iowa net operating losses incurred by our subsidiaries in the state of Iowa. We also have a net operating loss carry-forward of approximately $3,800,000 incurred by the parent company in the state of Minnesota. Management believes that it is unlikely that we will realize all of the benefits associated with the Minnesota net operating loss prior to the expiration of the carry forward period. Therefore, a valuation allowance was established to reduce the carrying value of the benefits associated with the net operating losses incurred by the parent company in Minnesota. Future events and changes in circumstances could cause this valuation allowance to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2008	2007	2006
Statutory Tax Rate	35.0%	35.0%	34.0%
Effect of:
State Income Taxes Net of Federal Tax Benefit	6.0	6.1	6.1
Release of Income Tax Reserve and Prior Year Adjustments	(7.8)	0.6	(1.2)
Medicare Part D Subsidy	(0.4)	(0.3)	(0.6)
FASB Interpretation No. 48	3.2	2.5	—
Expiration of Capital Loss	5.2	—	—
Other, Net	(0.9)	(0.2)	0.9
Effective Tax Rate	40.3%	43.7%	39.2%

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

As of December 31, 2008, we had unrecognized tax benefits totaling $6,748,000 (net of tax) excluding interest. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $6,729,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $4,500,000 during the next 12 months as a result of expirations of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of the date of the FIN No. 48 adoption, we had $172,000 (net of tax) accrued for interest and nothing accrued for penalties related to tax matters. As of December 31, 2008 we had accrued $769,000 (net of tax) for interest related to unrecognized tax benefits.

The following roll-forward of unrecognized tax benefits excludes interest accrued on unrecognized tax benefits and is presented gross of any expected federal tax benefits related to unrecognized state tax benefits as required by Fin No. 48.

(Dollars in thousands)	2008	2007
Unrecognized tax benefits opening balance (excluding interest)	$7,591	$6,768
Increases:
Tax positions taken in current period	41	27
Tax position taken in prior periods	357	811
Decreases:
Tax positions taken in prior periods	(750)	—
Lapse of statute limitations	—	(15)
Unrecognized tax benefits	—	—
Ending balance (excluding interest)	$7,239	$7,591

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2005 except to the extent of losses utilized in subsequent years. In November 2008, the Internal Revenue Service commenced an examination of our 2006 federal consolidated income tax return. We do not expect that any settlement or payment that may result from the audit will have a material effect on our results of operations.

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

Effective January 1, 2008, we adopted SFAS 157 related to our financial assets and liabilities which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Financial Accounting Standards Board staff position 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

•                  Level 1 — quoted prices in active markets for identical assets and liabilities.

•                  Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of our interest rate swap agreements were determined based on Level 2 inputs.

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $664,000 and $1,272,000 were recognized as an offset to interest expense in 2008 and 2007, respectively. Immediately following the termination of the two swap agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March, 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010.

The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The fair value of our derivatives at December 31, 2008 and 2007 is a net liability of $3,286,000 and $1,451,000, respectively.

Note 13.   Commitments, Contingencies, and Concentrations

We are involved in certain contractual disputes in the ordinary course of business but do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

We have built our Enventis Enterprise Network Services product line practice around the Cisco brand. We generated sales of approximately $56,000,000, $59,000,000, and $41,000,000 in the years ended 2008, 2007, and 2006 respectively. Loss of Cisco as our principle supplier could significantly impact this revenue stream. We consider our relationship with Cisco to be sound.

We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 21.5% of our employees.  This bargaining agreement expires in 2010.

Operating Lease Commitments

We own most of our major facilities, but do lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $1,439,000 in 2008, $1,404,000 in 2007 and $1,831,000 in 2006. At December 31, 2008, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2009 - $1,346,000;  2010- $1,000,000; 2011 - $810,000;  2012 - $604,000;  2013 — $532,000 and thereafter — $1,618,000.

Note 14.   Quarterly Financial Information (Unaudited)

	2008
(Dollars in thousands except per share amounts)	4th	3rd	2nd	1st
Operating revenues	$37,670	$39,860	$39,745	$35,900
Operating income	$4,106	$5,360	$5,891	$4,869
Income from continuing operations	$1,679	$2,072	$2,497	$1,781
Income from disc. ops., net of taxes	$—	$—	$—	$—
Net income	$1,679	$2,072	$2,497	$1,781
Basic EPS - continuing operations	$0.13	$0.16	$0.19	$0.13
Basic EPS - discontinued operations	$—	$—	$—	$—
Fully Diluted EPS - continuing operations	$0.13	$0.16	$0.19	$0.13
Fully Diluted EPS - discontinued operations	$—	$—	$—	$—

Dividends Per Share	$0.13	$0.12	$0.12	$0.12

	2007
(Dollars in thousands except per share amounts)	4th	3rd	2nd	1st
Operating revenues	$38,261	$35,859	$45,602	$36,927
Operating income	$4,886	$5,574	$7,653	$5,067
Income from continuing operations	$1,531	$2,082	$3,254	$1,768
Income from disc. ops., net of taxes	$(7)	$(8)	$(8)	$(1)
Net income	$1,524	$2,074	$3,246	$1,767
Basic EPS - continuing operations	$0.12	$0.16	$0.25	$0.13
Basic EPS - discontinued operations	$—	$—	$—	$—
Fully Diluted EPS - continuing operations	$0.12	$0.16	$0.25	$0.13
Fully Diluted EPS - discontinued operations	$—	$—	$—	$—

Dividends Per Share	$0.12	$0.12	$0.12	$0.12

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

Note 15.   Subsequent Events

HickoryTech’s Board of Directors has declared a regular quarterly dividend of 13 cents per share, payable March 5, 2009 to shareholders of record on February 15, 2009.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance Matters

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Security Ownership,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. Disclosure relating to the audit committee, including the audit committee financial expert, found under the heading of “Audit Committee Report” in the Proxy Statement is incorporated by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, Director of Regulatory Affairs, Director of Public and Investor Relations, Controller, the Board of Directors and other appropriate personnel as identified.

Item 11.   Executive Compensation

Information as to executive compensation included under the headings of “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at 2008 Fiscal Year-End,” “2008 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation for 2008,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No beneficial owner held more than 5% of HickoryTech’s common stock as of December 31, 2008. The information as to security ownership of management included under the heading of “Security Ownership” in the Proxy Statement is incorporated by reference.

        The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2008.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity compensation plans approved by security holders (1):	471,200	$12.79	1,829,614

Equity compensation plans not approved by security holders:	—	—	—

Total	471,200	$12.79	1,829,614

(1)          Includes the Company’s Employee Stock Purchase Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan, Non-Employee Directors’ Incentive Plan and Stock Award Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence

        We do not know of any transactions with related persons required to be reported under this item. The information regarding director independence under the caption “Corporate Governance Matters — The Board of Directors and Committees,” in the Proxy Statement is incorporated by reference.

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

2.     Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	86

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

10.2+	HickoryTech Corporation Directors’ Stock Option Plan Amended and Restated February 5, 2003 (Incorporated by reference to Exhibit 10(g) to the Registrant’s Form 10-K filed March 9, 2004)

10.3+

HickoryTech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the Registrant’s Form 10-Q filed August 12, 1996)

10.4+	HickoryTech Corporation 1993 Stock Award Plan (Amended and Restated effective September 26, 2001) (Incorporated by reference to Exhibit 10(l) to the Registrant’s Form 10-K dated March 26, 1997)

10.5+	Summary of the HickoryTech Corporation Long-Term Executive Incentive Program (Incorporated by reference to Exhibit 10(q) to the Registrant’s Form 8-K filed February 22, 2005)

10.6+	Form of Stock Option Agreement Used in connection with Grants Under the 1993 Stock Award (Incorporated by reference to Exhibit 10(r) to the Registrant’s Form 10-K filed March 4, 2005)

10.7+	HickoryTech Corporation Directors’ Incentive Plan (Incorporated by reference to Exhibit 10(s) to the Registrant’s Form 8-K filed May 9, 2005)

10.8

Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005 (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2005)

Exhibit	Description
10.9

First Amendment to the Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005 (Incorporated by reference to Exhibit 2.1A to the Registrant’s Current Report on Form 8-K filed on January 05, 2006)

10.10

Agreement for Wholesale Financing between HickoryTech and GE Commercial Distribution Finance Corporation dated February 23, 2006, as amended (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 7, 2006)

10.11+	Change of Control Agreement between HickoryTech Corporation and Walter E. Prahl (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2007)

10.12+	Amended and Restated HickoryTech Corporation Employee Stock Purchase Plan, dated August 1, 2006 (Incorporated by reference to Exhibit 10.14 to the Registrants Form 10-K dated February 29, 2008)

10.13+

Amended and Restated Change of Control Agreement dated November 29, 2007 between HickoryTech Corporation and John W. Finke (Incorporated by reference to Exhibit 10.15 to the Registrants Form 10-K dated February 29, 2008)

10.14+	Change of Control Agreement between HickoryTech and John P. Morton dated November 29, 2007(Incorporated by reference to Exhibit 10.16 to the Registrants Form 10-K dated February 29, 2008)

10.15+

Amended and Restated Change of Control Agreement dated November 29, 2007 between HickoryTech Corporation and David A. Christensen (Incorporated by reference to Exhibit 10.17 to the Registrants Form 10-K dated February 29, 2008)

10.16+

Amended and Restated Change of Control Agreement dated November 29, 2007 between HickoryTech Corporation and Lane C. Nordquist (Incorporated by reference to Exhibit 10.18 to the Registrants Form 10-K dated February 29, 2008)

10.17+

Amended and Restated Change of Control Agreement dated November 29, 2007 between HickoryTech Corporation and Mary T. Jacobs (Incorporated by reference to Exhibit 10.19 to the Registrants Form 10-K dated February 29, 2008)

10.18+	Change of Control Agreement between HickoryTech and Damon D. Dutz dated November 29, 2007 (Incorporated by reference to Exhibit 10.20 to the Registrants Form 10-K dated February 29, 2008)

10.19+

Employment Agreement between the HickoryTech and John W. Finke, President and Chief Executive Officer of the Company, dated August 10, 2006 which includes a Supplemental Retirement Agreement (Incorporated by reference to the Registrants Current Report on Form 8-K filed August 16, 2006) Amendment to Employment Agreement dated November 29, 2007(Incorporated by reference to Exhibit 10.21 to the Registrants Form 10-K dated February 29, 2008)

10.20+

Employment Agreement between HickoryTech and John P. Morton dated December 20, 2006 and Amendment to Employment Agreement dated November 29, 2007 (Incorporated by reference to Exhibit 10.22 to the Registrants Form 10-K dated February 29, 2008)

10.21+ *	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2009

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K filed March 14, 2004)

21*	Subsidiaries of HickoryTech Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit	Description
23.2*	Consent of Independent Registered Public Accounting Firm

31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith.

+      Management compensation plan or arrangement required to be filed as an exhibit.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

HickoryTech Corporation

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2006
Allowance for Doubtful Accounts	$334	$1,043	$—	$(526)	$851
Inventory Valuation Reserve	266	438	—	(242)	462
Deferred Tax Asset Valuation Allowance	1,531	85	—	—	1,616
Total	$2,131	$1,566	$—	$(768)	$2,929

Year Ended December 31, 2007
Allowance for Doubtful Accounts	$851	$139	$—	$194	$1,184
Inventory Valuation Reserve	462	161	—	(225)	398
Deferred Tax Asset Valuation Allowance	1,616	—	—	(66)	1,550
Total	$2,929	$300	$—	$(97)	$3,132

Year Ended December 31, 2008
Allowance for Doubtful Accounts	$1,184	$286	$—	$(565)	$905
Inventory Valuation Reserve	398	184	—	(333)	249
Deferred Tax Asset Valuation Allowance	1,550	137	—	—	1,687
Total	$3,132	$607	$—	$(898)	$2,841

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2009	HICKORYTECH CORPORATION

	By:	/s/ David A. Christensen

David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James W. Bracke	March 5, 2009
James W. Bracke, Chair

/s/ John W. Finke	March 5, 2009
John W. Finke
President, Chief Executive Officer and Director
(principal executive officer)

/s/ David A. Christensen	March 5, 2009
David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ R. Wynn Kearney, Jr.	March 5, 2009
R. Wynn Kearney, Jr., Director

/s/ Robert D. Alton	March 5, 2009
Robert D. Alton, Director

/s/ Lyle T. Bosacker	March 5, 2009
Lyle T. Bosacker, Director

/s/ Dale E. Parker	March 5, 2009
Dale E. Parker, Director

(a majority of directors)