Form 10-Q
period 2009-03-31
HICKORY TECH CORP
filed 2009-05-05
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The total number of shares of the Registrant’s common stock outstanding as of May 1, 2009: 13,041,280.

PART I

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands, except share and per share amounts)	2009	2008
Operating Revenue:
Telecom Sector	$17,672	$18,294
Enventis Sector
Equipment	6,791	10,168
Services	8,998	7,438
Total Enventis Sector	15,789	17,606
Total operating revenue	33,461	35,900

Costs and expenses:
Cost of sales, equipment, excluding
depreciation and amortization	5,999	8,697
Cost of services, excluding
depreciation and amortization	12,465	11,690
Selling, general and administrative expenses	5,156	5,686
Depreciation	5,069	4,669
Amortization of intangibles	214	289
Total costs and expenses	28,903	31,031

Operating income	4,558	4,869

Other income and expense:
Interest and other income	9	27
Interest expense	(1,708)	(1,697)
Total other (expense)	(1,699)	(1,670)

Income before income taxes	2,859	3,199
Income tax provision	1,233	1,418

Net income	$1,626	$1,781

Basic earnings per share	$0.12	$0.13

Weighted average common shares outstanding	13,018,602	13,301,409

Diluted earnings per share	$0.12	$0.13

Weighted average common and equivalent shares outstanding	13,019,248	13,306,910

Dividends per share	$0.13	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars in thousands, except share and per share amounts)	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,565	$1,626
Receivables, net of allowance for doubtful accounts of $813 and $905	16,375	26,292
Inventories	5,786	8,674
Income tax receivable	-	566
Deferred income taxes	2,064	2,064
Prepaid expenses	2,230	1,409
Other	669	1,114
Total current assets	33,689	41,745

Investments	4,306	4,066

Property, plant and equipment	340,187	338,510
Accumulated depreciation	(191,001)	(187,157)
Property, plant and equipment, net	149,186	151,353

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	642	856
Deferred costs and other	2,128	2,249
Total other assets	28,009	28,344

Total assets	$215,190	$225,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$4,768	$10,474
Accounts payable	2,307	3,133
Accrued expenses and other	6,004	8,001
Accrued income taxes	309	-
Deferred revenue	5,368	6,205
Current maturities of long-term obligations	1,671	1,621
Total current liabilities	20,427	29,434

Long-term liabilities:
Debt obligations, net of current maturities	123,918	125,384
Financial derivative instruments	2,801	3,286
Accrued income taxes	7,578	7,517
Deferred income taxes	18,489	18,282
Deferred revenue	1,500	1,646
Accrued employee benefits and deferred compensation	10,286	10,210
Total long-term liabilities	164,572	166,325

Total liabilities	184,999	195,759

Commitments and contingencies	-	-

Shareholders' equity:
Common stock, no par value, $.10 stated value
shares authorized: 100,000
Shares issued and outstanding: 13,041,280 in 2009 and 12,992,376 in 2008	1,304	1,299
Additional paid-in capital	11,692	11,504
Retained earnings	20,135	20,199
Accumulated other comprehensive (loss)	(2,940)	(3,253)
Total shareholders' equity	30,191	29,749

Total liabilities and shareholders' equity	$215,190	$225,508
The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$1,626	$1,781
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,283	4,958
Amortization of gain on sale of financial derivative instrument	-	(332)
Accrued patronage refunds	(149)	(161)
Other	134	65
Changes in operating assets and liabilities
Receivables	9,984	7,032
Prepaids	(821)	(276)
Inventories	2,888	(695)
Accounts payable and accrued expenses	(2,846)	(2,772)
Deferred revenue, billings and deposits	(983)	(111)
Income taxes	936	1,376
Other	478	481
Net cash provided by operating activities	16,530	11,346

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,636)	(3,413)
Net cash (used in) investing activities	(2,636)	(3,413)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(5,706)	(6,938)
Borrowings on credit facility	-	8,500
Payments on credit facility and capital lease obligations	(1,626)	(6,638)
Proceeds from issuance of common stock	67	59
Dividends paid	(1,690)	(1,595)
Net cash (used in) financing activities	(8,955)	(6,612)

Net increase in cash and cash equivalents	4,939	1,321
Cash and cash equivalents at beginning of the period	1,626	171
Cash and cash equivalents at the end of the period	$6,565	$1,492

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,783	$2,107
Net cash paid for income taxes	$298	$42
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$210	$182
Change in other comprehensive income from financial derivative
and post-retirement benefits	$313	$(1,311)
The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2009
PART 1. FINANCIAL INFORMATION

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Hickory Tech Corporation (HickoryTech, we, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the Company’s financial statements and present fairly the results of operations, financial position, and cash flows of the Company for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Developments

In April of 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107, APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by us in the second quarter of 2009. We currently do not expect adoption of this standard to have a material effect on our consolidated financial position or results of operations.

Effective January 1, 2009 we adopted Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired company and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Upon adoption, this standard did not have a material effect on our consolidated financial statements.

Effective January 1, 2009 we adopted Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial statements.

Effective January 1, 2009 we adopted FASB Staff Position Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) related to our non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

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

	Three Months Ended
	March 31
(Dollars in thousands, except share and earnings per share amounts)	2009	2008

Net Income	$1,626	$1,781

Weighted average shares outstanding	13,018,602	13,301,409
Stock options (dilutive only)	-	3,848
Stock subscribed (ESPP)	646	1,653
Total dilutive shares outstanding	13,019,248	13,306,910

Earnings per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

Options to purchase 451,200 and 441,000 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. Listed below is the number of shares outstanding as of the record date for the first quarter of 2009 and 2008, respectively.

Shares outstanding on record date	2009	2008
First quarter (Feb. 15)	13,000,953	13,292,419

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $.13 per share and $.12 per share in the first quarter of 2009 and 2008, respectively.

During the first three months of 2009 and 2008, shareholders have elected to reinvest $67,000 and $59,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instrument.” Comprehensive income for the three months ended March 31, 2009 and 2008 was $1,939,000 and $470,000, respectively.

The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax:

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2008	$(1,375)	$246	$(145)	$(1,979)	$(3,253)
2009 Activity	20	(8)	9	292	313
March 31, 2009	$(1,355)	$238	$(136)	$(1,687)	$(2,940)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Acquisition, Disposition and Discontinued Operations

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins Communications Systems Co. (“Collins”) to Skyview Capital, LLC. Contingent payments were payable to HickoryTech over a three year period if financial targets were reached by Skyview Capital, LLC. In the first quarter of 2009 Skyview Capital, LLC liquidated Collins ending our prospects for receiving contingent payments.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of March 31, 2009 and December 31, 2008 was $3,475,000 and $3,564,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers, as of March 31, 2009 and December 31, 2008 was $2,311,000 and $5,110,000, respectively. The inventory level in the Enventis Sector is subject to the variations in Enventis equipment revenue and the timing of individual customer orders.

Inventories are valued using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions as market and other conditions change. As market and other conditions change, additional inventory write-downs may be recorded at the time facts that give rise to the lower value become known.

Note 6.  Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2008 which resulted in no impairment charges to goodwill. In the first quarter of 2009 there was no event or circumstance change that would have more likely than not reduce the fair value below its carrying value. Our goodwill is $25,239,000 as of March 31, 2009 and December 31, 2008.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

(Dollars in thousands)		As of March 31, 2009		As of December 31, 2008
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$3,592	$4,229	$3,379
Other intangibles	1 - 5 years	730	725	730	724
Total		$4,959	$4,317	$4,959	$4,103

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $214,000 and $289,000 for the three months ended March 31, 2009 and 2008, respectively. Total estimated amortization expense for the remaining nine months of 2009 and the five years subsequent to 2009 is as follows: 2009 (April 1 – December 31) – $640,000; 2010 - $2,000; with none thereafter.

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)			Corporate and
Three Months Ended March 31, 2009	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$17,672	$15,789	$-	$33,461
Intersegment revenue	243	141	(384)	-
Total operating revenue	17,915	15,930	(384)	33,461

Depreciation and amortization	4,120	1,149	14	5,283
Operating income	3,385	1,155	18	4,558
Interest expense	33	-	1,675	1,708
Income taxes	1,374	474	(615)	1,233
Income (loss) from operations	1,978	681	(1,033)	1,626
Identifiable assets	144,972	57,296	12,922	215,190
Property, plant and equipment, net	110,084	38,826	276	149,186
Capital expenditures	1,435	1,191	10	2,636

			Corporate and
Three Months Ended March 31, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$18,294	$17,606	$-	$35,900
Intersegment revenue	130	138	(268)	-
Total operating revenue	18,424	17,744	(268)	35,900

Depreciation and amortization	3,926	1,020	12	4,958
Operating income (loss)	3,547	1,421	(99)	4,869
Interest expense	23	-	1,674	1,697
Income taxes	1,456	587	(625)	1,418
Income (loss) from operations	2,068	834	(1,121)	1,781
Identifiable assets	152,000	60,645	7,477	220,122
Property, plant and equipment, net	115,786	35,936	140	151,862
Capital expenditures	2,420	993	-	3,413

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2009. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete description of all stock-based compensation plans.

Share-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was $8,000 and $14,000, respectively. Share-based compensation expense recognized in our Consolidated Statement of Operations for the first three months of 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet completely vested as of March 31, 2009 and 2008. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no stock option awards granted during the three months ended March 31, 2009 and 2008, respectively.  Although we have authority to issue options under the Stock Award Plan, no current compensation programs have options as a component.

Stock options outstanding and exercisable as of March 31, 2009, did not have any aggregate intrinsic value. As of March 31, 2009 there was $3,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized during the next twelve months.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2009	471,200	$12.79
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(20,000)	13.19
Outstanding at March 31, 2009	451,200	$12.77
Exercisable at March 31, 2009	446,200	$12.84

The following table provides certain information with respect to stock options outstanding at March 31, 2009:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	7.42
$8.00 - $12.00	177,200	10.26	4.16
$12.00 - $16.00	205,250	13.95	2.05
$16.00 - $21.00	53,750	18.18	1.97
	451,200	$12.77	3.05

The following table provides certain information with respect to stock options exercisable at March 31, 2009:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	10,000	$6.95	7.42
$8.00 - $12.00	177,200	10.26	4.16
$12.00 - $16.00	205,250	13.95	2.05
$16.00 - $21.00	53,750	18.18	1.97
	446,200	$12.84	3.00

Note 10.  Financial Derivative Instruments

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt. We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133,”Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which requires derivative instruments to be recorded on the balance sheet at fair value.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial condition and results of operations.

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
·         Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of our interest rate swap agreements were determined based on Level 2 inputs.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The adoption of SFAS No. 161 did not have a material affect upon our Consolidated Financial Statements. Listed below are our current interest-rate swap agreements which lock in our interest rates on current variable-interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
March 2007 - March 2010	$60,000,000	4.89%
March 2008 - February 2010	$40,000,000	2.54%
March 2010 - September 2011	$80,000,000	2.15%

The fair value of our derivatives at March 31, 2009 and December 31, 2008 are recorded as financial derivative instruments under the long-term liabilities section of our Balance Sheet. The fair value of our derivatives at March 31, 2009 and December 31, 2008 is a net liability of $2,801,000 and $3,286,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statement of Income. Proceeds of $332,000 were recognized as an offset to interest expense in the three months ended March 31, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending March 31, 2009 and 2008, respectively.

(Dollars in thousands)	Gain/(Loss) Reported		Location of Gain/Proceeds	Amount of Gain/Proceeds
	in Accumulated Other		Reclassified from Accumulated	Recognized in
Derivatives in Statement 133	Comprehensive Loss		Other Comprehensive Income	Income on Derivative
Cash Flow Hedging Relationships	2009	2008	into Income	2009	2008

Interest Rate Contracts	$292	$(1,324)	Interest Expense	$-	$332

Note 11.  Employee Post-Retirement Benefits

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. HickoryTech accounts for these post-retirement benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” New employees are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008
Components of net periodic benefit cost
Service cost	$77	$63
Interest cost	137	122
Amortization of transition obligation	15	15
Amortization of prior service cost	(14)	(14)
Recognized net actuarial loss	33	20
Net periodic benefit cost	$248	$206

Employer's contributions for current premiums:		March 31, 2009
Contributions made for the three months ended March 31, 2009		$68
Expected contributions for remainder of 2009		209
Total estimated employer contributions for fiscal year 2009		$277

Note 12.  Income Taxes

The effective income tax rate from operations of approximately 43.1% for the first quarter of 2009 and 44.3% for the first quarter of 2008 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

We adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of March 31, 2009, we had unrecognized tax benefits totaling $6,749,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $6,729,000. There have been no significant changes to these amounts during the three months ended March 31, 2009.

We recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2009, we have accrued $829,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2005 except to the extent of losses utilized in subsequent years. In November 2008, the Internal Revenue Service commenced an examination of our 2006 federal consolidated income tax return. We expect the examination to conclude in the second or third quarter of 2009. We do not expect that any settlement or payment that may result from the audit will have a material effect on our results of operations.

Note 13.  Subsequent Events

On May 4th, 2009 we announced that we have reached an agreement to acquire Computer Pro, Inc., dba CP Telecom, a facilities-based telecommunications provider. Our acquisition of CP Telecom is anticipated to be funded primarily with cash. The closing of the transaction is subject to regulatory approvals, and is expected in the third quarter of 2009. The purchase price is approximately $7.0 million, subject to adjustments after closing. Following closing, CP Telecom will become a subsidiary of Hickory Tech Corporation. All transactional costs related to this acquisition have been recorded as expense in the period in which they occurred in accordance with SFAS No. 141(R).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 which is incorporated herein by reference.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that the application of the accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies that we adhere to is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Overview-Trends

We operate in two business segments: the Telecom Sector and the Enventis Sector. The Telecom Sector leverages more than 110 years of experience providing communications solutions to business and residential customers in southern Minnesota, and northwestern and central Iowa.  We offer local voice, long distance, high-speed internet, Digital TV and high-capacity data transport. Additionally, we offer integrated communication business solutions and own fiber optic infrastructure. The Telecom Sector’s National Independent Billing Inc. (NIBI) division develops telecom and carrier access billing and customer management software for our internal operations and external customers. The Enventis Sector specializes in providing integrated voice, data and network communications solutions for businesses of all sizes – from enterprise multi-office organizations to small and medium businesses. In addition to its statewide fiber optic network, Enventis provides Internet protocol (“IP”) telephony, transport, data and network integration services that combine voice and data into a single platform – reducing operations costs and enhancing performance. Since 1997, Enventis, a Cisco Gold Certified Partner, has provided Cisco Systems network solutions for a broad spectrum of business clients.

Despite a challenging economic environment our strategy of growing our business to business services has proven instrumental to producing good results. Growth in our Enventis services revenue, combined with growth in our broadband revenue streams, allowed us to lessen the impact of the recession, which has caused our customers to reduce capital equipment expenditures and resulted in lower equipment sales, particularly in our Enventis Sector. Enventis Enterprise Network Services equipment revenue, which is subject to cyclical highs and lows depending upon customer demand, decreased $3,377,000 or 33.2% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Services revenue, within all product lines of the Enventis Sector, increased by $1,560,000 or 21.0% over this same period.

Competition and customers substituting other methods for our traditional voice service continues to negatively impact the local service and network access revenue streams within our Telecom Sector. Continued growth in revenue from our broadband services, along with cost controls has allowed us to partially mitigate these industry wide trends. Telecom Sector Net Income decreased $90,000 or 4.3% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Our Enventis Transport Services product line continues to capitalize on our state-of-the-art broadband network providing quality transport products combined with support from our 24X7X365 Network Operations Center. Transport revenue is growing across all customer segments: wholesale, enterprise and Singlelink™ Unified Communications service. Net Income from Enventis Transport Services was $792,000 in the first quarter of 2009, which is $151,000 or 23.6% higher than the same period in 2008.

Our long-term debt balance declined by $1,416,000 in the first quarter of 2009 and represents the lowest level that we can maintain without making permanent reductions in our available borrowing capacity. We continue to be focused on cash flow, reducing accounts receivable and inventory balances by just over $12,800,000 in the first quarter and increasing our working capital ratio from 1.4 at December 31, 2008 to 1.6 at March 31, 2009. Our current liquidity positions, including a cash balance of $6,565,000, allows us to satisfy our short-term liquidity needs, provides a margin of safety in case of prolonged economic challenges, and provides a base for expanding and improving our operations.

Sector Results of Operations

Telecom Sector
The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR
	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008
Revenue before intersegment eliminations

Revenue
Local Service	$3,877	$4,131
Network Access	6,210	6,825
Long Distance	1,031	1,190
Data	1,876	1,848
Internet	1,254	1,078
Digital TV	1,008	744
Directory	1,077	1,000
Bill Processing	669	594
Intersegment	243	130
Other	670	884
Total Telecom Revenue	$17,915	$18,424

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,672	$18,294
Intersegment	243	130
	17,915	18,424
Cost of services (excluding depreciation and
amortization)	7,576	7,647
Selling, general and administrative expenses	2,834	3,304
Depreciation and amortization	4,120	3,926
Operating Income	$3,385	$3,547

Net income	$1,978	$2,068

Capital expenditures	$1,435	$2,420

Key metrics
Business access lines	25,189	27,318
Residential access lines	32,966	36,713
Total access lines	58,155	64,031
Long distance customers	37,990	40,837
Digital Subscriber Line customers	18,924	18,003
Digital TV customers	8,464	7,107

Revenue

Local Service. We primarily receive monthly recurring revenue for basic voice telephone service, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers, and miscellaneous local services. Local service revenue was $3,877,000, which is $254,000 or 6.1% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was primarily due to a 5,876 or 9.2% decrease in access lines from March 31, 2009 compared to March 31, 2008 offset by a local rate increase that was implemented in January 2009. Our access lines decreased in the later part of 2008 due to a large customer reconfiguring their network causing the removal of 1,332 lines. Our local access line loss from March 31, 2009 compared to March 31, 2008 would have been 4,544 or 7.1% without the removal of these lines.

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

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered pools. The amount of revenue we have received from network access during the past two years has been impacted not only by industry trends of decreasing access lines and minutes of use, but also by periodic settlement of disputes with interexchange carriers settlement agencies.

Network access revenue was $6,210,000, which is $615,000 or 9.0% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Network access revenues have been negatively impacted by a 9.1% decrease in minutes of use which is the direct result of the decrease in residential and business access lines that we have experienced during the past year along with carriers optimizing their networks lowering the demand for special access circuits. In addition, settlements received from nationally administered pools have decreased by $115,000 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per call or flat-rate basis. This includes the provision of directory assistance, operator service, and long distance private lines. Long distance revenue was $1,031,000, which is $159,000 or 13.4% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in revenue is the result of the loss of 2,847 customers, or 7.0% in the customer base from March 31, 2009 compared to March 31, 2008, more residential customers selecting unlimited long distance calling plans and decreased rates per minute charged to customers due to aggressive competition in the markets we serve.

Data. We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the DSL access portion of traditional Telecom DSL service. Data revenue was $1,876,000, which is $28,000 or 1.5% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase is primarily due to an increase of $109,000 or 23.1% in Ethernet revenue offset by a decline in low speed data services.

Internet. We provide internet service to our dial-up and DSL subscribers as well as dedicated internet services for larger business customers. We receive revenue from various usage based and flat-rate packages based on the level of service, data speeds, and volume. Internet revenue was $1,254,000, which is $176,000 or 16.3% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to the growth in high speed internet from DSL and dedicated Internet which is a component of our DSL product that grew by 921 customers or 5.1%.

Digital TV. We receive monthly recurring revenue from our subscribers for the provision of commercial TV programming in competition with local cable TV, satellite dish TV, and on-air TV service providers. Digital TV revenue was $1,008,000, which is $264,000 or 35.5% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The number of Digital TV customers grew by 1,357 or 19.1% from March 31, 2008 to March 31, 2009.

Directory. We receive monthly recurring revenue from end-user subscribers for the yellow page advertising in our telephone directories. Directory revenue was $1,077,000, which is $77,000 or 7.7% higher in the three months ended March 31, 2009 compared to the three ended March 31, 2008. This increase was the result of a favorable sales cycle of yellow-page advertising in our directory, which went into effect in the beginning of the third quarter of 2008.

Bill Processing. We provide data processing as a service to other telephone service providers. We collect a combination of monthly recurring revenues, software license fees, and integration services revenue from companies with which we have established a long-term data processing relationship. NIBI bill processing revenue was $669,000, which is $75,000 or 12.6% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to an increase of $40,000 in recurring support fees revenue along with an increase of $38,000 in contracted services revenue.

Other. Other revenue was $670,000, which is $214,000 or 24.2% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was primarily due to a decrease in revenue from customer premise equipment of $155,000. This decline is due to our decision to phase out sales of Nortel customer premise equipment in favor of the Cisco brand. All Cisco sales are reported within the Enventis Sector.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,576,000, which is $71,000 or .90% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Selling, General and Administrative Expenses

Telecom selling, general and administrative expenses were $2,834,000, which is $470,000 or 14.2% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was primarily due to a decrease in customer premise equipment expense, and a decrease in market access fees related to the release of a contingent liability we had established related to a civil suit. In March of 2009, we received a favorable court ruling in a complaint filed by the City of St. Peter in May of 2008. While the issue is not fully resolved, the court concurred with our interpretation of a key provision of the contract which caused us to release our contingency reserve.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $4,120,000, which is $194,000 or 4.9% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to capital expenditures associated with the investment in network upgrades and improvements to support Digital TV deployments.

Operating Income

Telecom Sector operating income was $1,978,000, which is $90,000 or 4.3% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was primarily due to decreases in revenue, increases in depreciation and amortization expenses offset by a decrease in selling, general and administrative expenses, all of which are described above.

Enventis Sector
The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008
Revenue before intersegment eliminations

Revenue
ENS equipment	$6,791	$10,168
ENS services	2,341	2,065
ETS services	6,657	5,373
Intersegment	141	138
Total Enventis revenue	$15,930	$17,744

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$15,789	$17,606
Intersegment	141	138
	15,930	17,744

Cost of sales, equipment
(excluding depreciation and amortization)	5,999	8,697
Cost of services
(excluding depreciation and amortization)	5,238	4,279
Selling, general and administrative expenses	2,389	2,327
Depreciation and amortization	1,149	1,020

Operating income	$1,155	$1,421
Net income	$681	$834

Capital expenditures	$1,191	$993

We manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the relative contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended March 31
	Enterpise Network Services (ENS)		Enventis Transport Services (ETS)
(Dollars in thousands)	2009	2008	2009	2008

Revenue before intersegment eliminations:
Equipment	$6,791	$10,168	$-	$-
Service	2,341	2,065	6,657	5,373
Intersegment	-	-	141	138
Total Enventis revenue	$9,132	$12,233	$6,798	$5,511

Cost of sales, equipment
(excluding depreciation and amortization)	5,998	8,692	1	5
Cost of services
(excluding depreciation and amortization)	1,952	1,832	3,286	2,447
Selling, general and administrative expenses	1,288	1,259	1,101	1,068
Depreciation and amortization	82	121	1,067	899
Operating income	$(188)	$329	$1,343	$1,092
Net income	$(111)	$193	$792	$641

Capital expenditures	$143	$133	$1,048	$860

Revenue

Enterprise Network Services (ENS) - Equipment. This revenue is primarily from the sale of telecommunications and data products provided by third party manufacturers. The customers are generally businesses of medium to Enterprise size. ENS equipment revenue in the three months ended March 31, 2009 was $6,791,000, which is $3,377,000 or 33.2% lower than the three months ended March 31, 2008. Timing of delivery and performance related to large equipment sales and installations significantly impact quarterly operating results. Periods of increased sales and system implementation – and the related revenue recognition – can lead to uneven results on a quarter-to-quarter basis. Due to the “one-time” nature of equipment sales, the ENS equipment growth from period-to-period is dependent upon the addition of new customers to replace and exceed revenue received from existing customers. Sales slowed significantly beginning in the second half of 2008 as a result of a nationwide economic slowdown and the resulting hesitancy of our customers’ to invest in capital equipment. The nationwide economic downturn has increasingly affected our clients and those of other telecommunications distributors and likewise sales declines are being reported by major suppliers within our industry.

Enterprise Network Services (ENS) - Services. This revenue includes services such as network and equipment monitoring, maintenance, and equipment consulting and installation. ENS services revenue earned in the three months ended March 31, 2009 was $2,341,000, which is $276,000 or 13.4% higher than ENS services revenue earned in the three months ended March 31, 2008. This increase in revenue was primarily due to a $359,000 increase in contract services revenue associated with the design, configuration, and installation services of voice and data equipment and a $172,000 increase in monthly recurring support fees revenue offset by a $210,000 decrease in maintenance contract revenue. This service can experience periods of increased sales and service implementation and the related revenue recognition – and can lead to uneven results on a quarter-to-quarter basis.

Enventis Transport Services (ETS). This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections as well as our Hosted voice over internet protocol (“VOIP) Singlelink™ product. It is primarily under multi-year contracts with either interexchange carriers or end-user businesses. ETS revenue was $6,657,000 in the three months ended March 31, 2009, which is $1,284,000 or 23.9% higher than revenue earned in the three months ended March 31, 2008. Increased demand across all ETS lines of business, especially our managed transport services, are driving new recurring revenue streams. Broadened availability of the Enventis Singlelink™ Unified Communications solution, our centrally managed and hosted VoIP-based communications system, is driving monthly recurring revenue from both the hosted and transport components of this service.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $5,999,000 in the three months ended March 31, 2009, which is $2,698,000 or 31.0% lower than cost of sales in the three months ended March 31, 2008. Cost of sales for the Enventis Sector includes costs of equipment and materials associated with procurement and installation of products for customers. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization). Timing of delivery and performance related to large equipment sales and installations significantly impact quarterly material costs.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $5,238,000 in the three months ended March 31, 2009, which is $959,000 or 22.4% higher compared to cost of services in the three months ended March 31, 2008. The increases seen in the three month period were primarily due to the following items: 1) a $357,000 increase in wages and benefits due to increased staffing levels, 2) a $322,000 increase in circuit expenses, which supported the increase in off-net transport revenue, and 3) a $124,000 increase contract labor costs related to external project support.

The increased staffing and contract labor costs reflect our investment in the growth of the managed service business. We are striving to increase our recurring revenue service capability in the Enventis Sector and the success in the service level increase has brought increases in the cost of services for Enventis. This continues a trend which started in June of 2008. Increased efforts are underway to moderate the growth in this expense for the rest of 2009.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $2,389,000 in the three months ended March 31, 2009, which is $62,000 or 2.7% higher than selling, general, and administrative expenses in the three months ended March 31, 2008.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $1,149,000, which is $129,000 or 12.6% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily due to the increased capital investment in our Enventis network during 2009 and 2008 supporting the growth in our ETS product line.

Enventis Sector amortization was $213,000, which is $49,000 or 18.7% lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Amortization attributed to specific intangible assets related to the Enventis acquisition in 2005 became fully amortized as of December 31, 2008.

Operating Income

Enventis Sector operating income during the three months ended March 31, 2009 was $1,155,000, which is $266,000 or 18.7% lower than operating income for the three months ended March 31, 2008. This decrease was driven by the overall net operating loss in our ENS product line. The ENS equipment revenue decline of $3,377,000 or 33.2% is directly related to the hesitancy of our customers’ to invest in capital equipment during a nationwide economic slowdown, which began in the second half of 2008. Additionally, operating income was affected by the increase in services revenue within the ENS and ETS product lines offset by the increase in cost of services (excluding depreciation and amortization), selling, general and administrative expenses, and depreciation to support the growth experienced within the Enventis product lines.

Interest Expense

Consolidated interest expense was $1,708,000 which is $11,000 or .60% higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Proceeds of $332,000 were recognized as an offset to interest expense in the three months ended March 31, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.” The outstanding balance of our debt obligations (long-term and current portion) was $125,589,000 at March 31, 2009 and $127,005,000 at December 31, 2008.

Income Taxes

The effective income tax rate from operations of approximately 43.1% for the first quarter of 2009 and 44.3% for the first quarter of 2008 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and short-term debt obligations plus shareholders’ equity) of HickoryTech was $155,780,000 at March 31, 2009, reflecting 19.4% equity and 80.6% debt. This compares to a capital structure of $156,754,000 at December 31, 2008, reflecting 19.0% equity and 81.0% debt. In the telecommunications industry debt financing is based on operating cash flows and not on the asset position of a company. Specifically, our current use of the senior credit facility is in a ratio of approximately 3.1 times debt to cash flows as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends, upon declaration by the Board of Directors, for at least the next 12 months. We employ an extended term payable financing arrangement for inventory purchases in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $4,768,000 and $10,474,000 as of March 31, 2009 and December 31, 2008, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts.

Overview

We expect our liquidity needs to arise from payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures. We utilize our senior revolving credit facility to manage the temporary increases and decreases in our cash balances.

Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of March 31, 2009 and anticipate that we will be able to meet all requirements in the future.

The following table summarizes our cash flow:

	Three Months Ended
(Dollars in thousands)	March 31
	2009	2008
Net cash provided by (used for):
Operating activities	$16,530	$11,346
Investing activities	(2,636)	(3,413)
Financing activities	(8,955)	(6,612)
Increase in cash and cash equivalents	$4,939	$1,321

Cash Flows

Cash generated from operations was $16,530,000 in the first three months of 2009 compared to $11,346,000 in the first three months of 2008. Cash provided by operations in the first three months of 2009 and 2008 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. Collection of trade account receivables balances aided cash flow by $9,984,000 during the first three months of 2009. The decrease in inventory of $2,888,000 in the first three months of 2009 was primarily due to a decrease in inventory in the Enventis Sector.

Cash used in investing activities was driven by capital expenditures which decreased $777,000 during the first three months of 2009 compared to the first three months of 2008. We are making a concentrated effort to focus spending on revenue generating products, services, and key strategic initiatives. We anticipate the level of total capital spending in 2009 to be slightly lower than the level of capital spending experienced in 2008.

Cash used in financing activities in the first three months of 2009 was $8,955,000 compared to $6,612,000 during the first three months of 2008. This is primarily due to the decrease in the extended term payable of $5,706,000 along with the reduction of our credit facility and capital lease obligations of $1,626,000. In 2008 we experienced an increase in our credit facility and capital lease obligations of $1,862,000. In 2009 we anticipate that our initiatives will cause us to maintain our current debt level while also generating cash in excess of our anticipated outflows. We plan to hold excess cash for new strategic opportunities.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $13,262,000 as of March 31, 2009, compared to working capital of $12,311,000 as of December 31, 2008. The ratio of current assets to current liabilities was 1.6 and 1.4 as of March 31, 2009 and December 31, 2008, respectively.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from Hickory Tech Corporation. The financing agreement provides 60 day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $4,768,000 at March 31, 2009 and $10,474,000 at December 31, 2008. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt Obligations

Our long-term obligations as of March 31, 2009 were $123,918,000, excluding current maturities of $1,300,000 on debt and of $371,000 on capital leases. Long-term obligations as of December 31, 2008, were $125,384,000 excluding current maturities of $1,300,000 on debt and of $321,000 on capital leases. Our long-term debt balance represents the lowest level that we can maintain without making permanent reductions in our available borrowing capacity.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $154,875,000 facility as of March 31, 2009 through normal quarterly amortization). The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component of the credit facility is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $105,525,000 as of March 31, 2009, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from March 31, 2009 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,350,000 as of March 31, 2009 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2009 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of March 31, 2009 as well as on December 31, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1. Basis of Presentation and Consolidation - “Recent Accounting Developments.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Listed below are our current interest-rate swap agreements which lock in our interest rates on our variable-interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
March 2007 - March 2010	$60,000,000	4.89%
March 2008 - February 2010	$40,000,000	2.54%
March 2010 - September 2011	$80,000,000	2.15%

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholder’s equity and is recognized in earnings when the term of a protection agreement is concluded. Proceeds of $332,000 were recognized as an offset to interest expense in the three months ended March 31, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.”

Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2009, our interest expense would have increased $7,000.

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

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Dated: May 5, 2009

HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer