Form 10-Q
period 2009-06-30
HICKORY TECH CORP
filed 2009-07-30
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The total number of shares of the Registrant’s common stock outstanding as of July 27, 2009: 13,056,430.

PART I

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except share and per share amounts)	2009	2008	2009	2008
Operating Revenue:
Telecom Sector	$17,781	$17,999	$35,453	$36,293
Enventis Sector
Equipment	5,393	12,709	12,184	22,877
Services	9,229	9,037	18,227	16,475
Total Enventis Sector	14,622	21,746	30,411	39,352
Total operating revenue	32,403	39,745	65,864	75,645

Costs and expenses:
Cost of sales, equipment, excluding
depreciation and amortization	4,717	10,718	10,716	19,415
Cost of services, excluding
depreciation and amortization	11,948	12,627	24,413	24,319
Selling, general and administrative expenses	5,406	5,463	10,562	11,147
Depreciation	4,830	4,757	9,899	9,426
Amortization of intangibles	213	289	427	578
Total costs and expenses	27,114	33,854	56,017	64,885

Operating income	5,289	5,891	9,847	10,760

Other income and expense:
Interest and other income	32	15	41	42
Interest expense	(1,719)	(1,478)	(3,427)	(3,175)
Total other (expense)	(1,687)	(1,463)	(3,386)	(3,133)

Income before income taxes	3,602	4,428	6,461	7,627
Income tax provision	1,485	1,931	2,718	3,349

Net income	$2,117	$2,497	$3,743	$4,278

Basic earnings per share	$0.16	$0.19	$0.29	$0.32

Weighted average common shares outstanding	13,049,238	13,324,200	13,034,005	13,312,804

Diluted earnings per share	$0.16	$0.19	$0.29	$0.32

Weighted average common and equivalent shares outstanding	13,049,677	13,326,719	13,034,005	13,317,145

Dividends per share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
(Dollars in thousands except share and per share amounts)	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$11,308	$1,626
Receivables, net of allowance for doubtful accounts of $760 and $905	20,701	26,292
Inventories	5,899	8,674
Income taxes receivable	-	566
Deferred income taxes, net	2,064	2,064
Prepaid expenses	1,999	1,409
Other	816	1,114
Total current assets	42,787	41,745

Investments	4,306	4,066

Property, plant and equipment	343,698	338,510
Accumulated depreciation	(194,619)	(187,157)
Property, plant and equipment, net	149,079	151,353

Other assets:
Goodwill	25,239	25,239
Intangible assets, net	429	856
Deferred costs and other	1,992	2,249
Total other assets	27,660	28,344

Total assets	$223,832	$225,508

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$12,438	$10,474
Accounts payable	1,509	3,133
Accrued expenses and other	5,858	8,001
Accrued income taxes	1,563	-
Deferred revenue	5,234	6,205
Current maturities of long-term obligations	1,693	1,621
Total current liabilities	28,295	29,434

Long-term liabilities:
Debt obligations, net of current maturities	123,553	125,384
Financial derivative instruments	2,497	3,286
Accrued income taxes	7,590	7,517
Deferred income taxes	18,623	18,282
Deferred revenue	1,523	1,646
Accrued employee benefits and deferred compensation	10,456	10,210
Total long-term liabilities	164,242	166,325

Total liabilities	192,537	195,759

Commitments and contingencies	-	-

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,056,430 in 2009 and 12,992,376 in 2008	1,306	1,299
Additional paid-in capital	12,169	11,504
Retained earnings	20,556	20,199
Accumulated other comprehensive (loss)	(2,736)	(3,253)
Total shareholders' equity	31,295	29,749

Total liabilities and shareholders' equity	$223,832	$225,508

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$3,743	$4,278
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,326	10,004
Amortization of gain on sale of financial derivative instrument	-	(664)
Accrued patronage refunds	(285)	(293)
Other	827	480
Changes in operating assets and liabilities
Receivables	5,612	(3,674)
Prepaids	(590)	73
Inventories	2,775	(2,219)
Accounts payable and accrued expenses	(3,799)	(1,148)
Deferred revenue, billings and deposits	(1,094)	47
Income taxes	2,201	1,557
Other	602	616
Net cash provided by operating activities	20,318	9,057

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,294)	(7,960)
Other	-	14
Net cash (used in) investing activities	(7,294)	(7,946)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	1,964	(1,402)
Borrowings on credit facility	-	15,900
Payments on credit facility and capital lease obligations	(2,057)	(11,785)
Proceeds from issuance of common stock	136	118
Dividends paid	(3,385)	(3,193)
Net cash (used in) financing activities	(3,342)	(362)

Net increase in cash and cash equivalents	9,682	749
Cash and cash equivalents at beginning of the period	1,626	171
Cash and cash equivalents at the end of the period	$11,308	$920

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,555	$3,966
Net cash paid for income taxes	$517	$1,792
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$299	$334
Change in other comprehensive income (loss) from financial derivatives
and post-retirement benefits	$517	$(399)

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2009
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

Recent Accounting Developments

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification, (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

In December of 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”) which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009, and will be adopted by us in the fourth quarter of 2009. FSP FAS 132(R)-1 is not expected to have a material effect on our disclosures.

Effective June 15, 2009, we adopted FASB Staff Position 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”) which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. The adoption of FSP FAS 107-1, APB 28-1 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Upon adoption, this standard did not have a material effect on our consolidated financial statements. Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

Effective January 1, 2009 we adopted FASB Staff Position Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) related to our non-financial assets and non-financial liabilities. The adoption of SFAS 157 requires us to provide additional disclosures related to the valuation of non-financial assets and liabilities that occur during the year, primarily goodwill impairment. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except share and earnings per share amounts)	2009	2008	2009	2008

Net Income	$2,117	$2,497	$3,743	$4,278

Weighted average shares outstanding	13,049,238	13,324,200	13,034,005	13,312,804
Stock options (dilutive only)	439	2,228	-	3,210
Stock subscribed (ESPP)	-	291	-	1,131
Total dilutive shares outstanding	13,049,677	13,326,719	13,034,005	13,317,145

Earnings per share:
Basic	$0.16	$0.19	$0.29	$0.32
Diluted	$0.16	$0.19	$0.29	$0.32

Options to purchase 415,950 and 436,200 shares for the three and six months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 2009 and 2008, respectively, are as follows.

Shares outstanding on record date	2009	2008
First quarter (Feb. 15)	13,000,953	13,292,419
Second quarter (May 15)	13,041,891	13,319,782

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of 13 cents per share and 12 cents per share in the second quarter of 2009 and 2008, respectively.

During the first six months of 2009 and 2008, shareholders have elected to reinvest $136,000 and $118,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instrument.” Comprehensive income for the three months ended June 30, 2009 and 2008 was $2,321,000 and $3,409,000, respectively, and this is in relation to reported net income of $2,117,000 and $2,497,000 for those periods. Comprehensive income for the six months ended June 30, 2009 and 2008 was $4,260,000 and $3,879,000, respectively, and this is in relation to reported net income of $3,743,000 and $4,278,000 for those periods.

The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax:
					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2008	$(1,375)	$246	$(145)	$(1,979)	$(3,253)
2009 Q1 Activity				292	292
Q1 Net Periodic Benefit Cost	20	(8)	9		21
March 31, 2009	$(1,355)	$238	$(136)	$(1,687)	$(2,940)
2009 Q2 Activity				183	183
Q2 Net Periodic Benefit Cost	20	(8)	9		21
June 30, 2009	$(1,335)	$230	$(127)	$(1,504)	$(2,736)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

Effective April 1, 2009, we adopted FASB Staff Position 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1, APB 28-1”) which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments.

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $131,753,000 at June 30, 2009 and $132,157,000 at December 31, 2008, compared to carrying values of $123,553,000 and $125,384,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of June 30, 2009 and December 31, 2008 was $3,013,000 and $3,564,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers, as of June 30, 2009 and December 31, 2008 was $2,886,000 and $5,110,000, respectively. The inventory level in the Enventis Sector is subject to the variations in Enventis equipment revenue and the timing of individual customer orders.

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

Note 6.  Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2008, which resulted in no impairment charges to goodwill. In the first six months of 2009 there was no event or circumstance change that would have more likely than not reduced the fair value below its carrying value. Our goodwill is $25,239,000 as of June 30, 2009 and December 31, 2008.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

(Dollars in thousands)		As of June 30, 2009		As of December 31, 2008
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$4,229	$3,804	$4,229	$3,379
Other intangibles	1 - 5 years	730	726	730	724
Total		$4,959	$4,530	$4,959	$4,103

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $213,000 and $289,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to the definite-lived intangible assets was $427,000 and $578,000 for the six months ended June 30, 2009 and 2008, respectively. Total estimated amortization expense for the remaining six months of 2009 and the five years subsequent to 2009 is as follows: 2009 (July 1 – December 31) – $426,000; 2010 - $3,000; with none thereafter.

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)			Corporate and
Three Months Ended June 30, 2009	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$17,781	$14,622	$-	$32,403
Intersegment revenue	234	142	(376)	-
Total operating revenue	18,015	14,764	(376)	32,403

Depreciation and amortization	3,827	1,201	15	5,043
Operating income	3,708	1,703	(122)	5,289
Interest expense	21	-	1,698	1,719
Income taxes	1,502	685	(702)	1,485
Income (loss) from operations	2,205	1,018	(1,106)	2,117
Identifiable assets	143,411	62,761	17,660	223,832
Property, plant and equipment, net	108,702	40,070	307	149,079
Capital expenditures	2,351	2,262	45	4,658

			Corporate and
Three Months Ended June 30, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$17,999	$21,746	$-	$39,745
Intersegment revenue	161	128	(289)	-
Total operating revenue	18,160	21,874	(289)	39,745

Depreciation and amortization	4,008	1,025	13	5,046
Operating income	3,006	2,838	47	5,891
Interest expense	21	-	1,457	1,478
Income taxes	1,240	1,178	(487)	1,931
Income (loss) from operations	1,747	1,660	(910)	2,497
Identifiable assets	150,378	73,884	6,752	231,014
Property, plant and equipment, net	114,403	37,091	146	151,640
Capital expenditures	2,545	1,984	18	4,547

(Dollars in thousands)			Corporate and
Six Months Ended June 30, 2009	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$35,453	$30,411	$-	$65,864
Intersegment revenue	477	283	(760)	-
Total operating revenue	35,930	30,694	(760)	65,864

Depreciation and amortization	7,947	2,350	29	10,326
Operating income (loss)	7,093	2,858	(104)	9,847
Interest expense	54	-	3,373	3,427
Income taxes	2,876	1,159	(1,317)	2,718
Income (loss) from operations	4,183	1,699	(2,139)	3,743
Identifiable assets	143,411	62,761	17,660	223,832
Property, plant and equipment, net	108,702	40,070	307	149,079
Capital expenditures	3,786	3,453	55	7,294

			Corporate and
Six Months Ended June 30, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$36,293	$39,352	$-	$75,645
Intersegment revenue	291	266	(557)	-
Total operating revenue	36,584	39,618	(557)	75,645

Depreciation and amortization	7,934	2,045	25	10,004
Operating income (loss)	6,553	4,259	(52)	10,760
Interest expense	44	-	3,131	3,175
Income taxes	2,696	1,765	(1,112)	3,349
Income (loss) from operations	3,815	2,494	(2,031)	4,278
Identifiable assets	150,378	73,884	6,752	231,014
Property, plant and equipment, net	114,403	37,091	146	151,640
Capital expenditures	4,965	2,977	18	7,960

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2009. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete description of all stock-based compensation plans.

Share-based compensation expense of $8,000 was recognized for the three months ended June 30, 2009 and 2008. Share-based compensation expense recognized for the six months ended June 30, 2009 and 2008 was $15,000 and $22,000, respectively. Share-based compensation expense recognized in our Consolidated Statement of Operations for the first six months of 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet completely vested as of June 30, 2009 and 2008. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no stock option awards granted during the six months ended June 30, 2009 and 2008, respectively.  Although we have authority to issue options under the Stock Award Plan, no current compensation programs have options as a component.

As of June 30, 2009, there was $1,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized during the next quarter.

A summary of stock option activity is as follows:
		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2009	471,200	$12.79
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(40,250)	11.87
Outstanding at June 30, 2009	430,950	$12.87
Exercisable at June 30, 2009	425,950	$12.94

The following table provides certain information with respect to stock options outstanding at June 30, 2009:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	7.17
$8.00 - $12.00	156,950	10.22	4.43
$12.00 - $16.00	205,250	13.95	1.80
$16.00 - $21.00	53,750	18.18	1.72
	430,950	$12.87	2.94

Aggregate intrinsic value:	$10,950

The following table provides certain information with respect to stock options exercisable at June 30, 2009:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	10,000	$6.95	7.17
$8.00 - $12.00	156,950	10.22	4.43
$12.00 - $16.00	205,250	13.95	1.80
$16.00 - $21.00	53,750	18.18	1.72
	425,950	$12.94	2.89

Aggregate Intrinsic Value	$7,300

Note 10.  Financial Derivative Instruments

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt. We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which requires derivative instruments to be recorded on the balance sheet at fair value.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. Effective January 1, 2009, we adopted SFAS 157 related to non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial condition and results of operations.

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

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The adoption of SFAS No. 161 did not have a material effect upon our Consolidated Financial Statements. Listed below are our current interest-rate swap agreements which lock in our interest rates on current variable-interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
March 2007 - March 2010	$60,000,000	4.89%
March 2008 - February 2010	$40,000,000	2.54%
March 2010 - September 2011	$80,000,000	2.15%

The fair value of our derivatives at June 30, 2009 and December 31, 2008 are recorded as financial derivative instruments under the long-term liabilities section of our Balance Sheet. The fair value of our derivatives at June 30, 2009 and December 31, 2008 is a net liability of $2,497,000 and $3,286,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statement of Income. Amortization of a previous gain of $664,000 was recognized as an offset to interest expense in the six months ended June 30, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending June 30, 2009 and 2008, respectively.

(Dollars in thousands)	Gain/(Loss) Reported		Location of Gain/Proceeds	Amount of Gain/Proceeds
	in Accumulated Other		Reclassified from Accumulated	Recognized in
Derivatives in Statement 133	Comprehensive Loss		Other Comprehensive Income	Income on Derivative
Cash Flow Hedging Relationships	2009	2008	into Income	2009	2008

Interest Rate Contracts	$475	$(425)	Interest Expense	$-	$664

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$77	$63	$154	$126
Interest cost	137	122	274	244
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(14)	(14)	(28)	(28)
Recognized net actuarial loss	33	20	66	40
Net periodic benefit cost	$248	$206	$496	$412

Employer's contributions for current premiums:				June 30, 2009
Contributions made for the six months ended June 30, 2009				$139
Expected contributions for remainder of 2009				146
Total estimated employer contributions for fiscal year 2009				$285

Note 12.  Income Taxes

The effective income tax rate from operations of approximately 41.2% for the second quarter of 2009 and 43.6% for the second quarter of 2008 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

We adopted the provisions of FIN No. 48 on January 1, 2007. Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of June 30, 2009, we had unrecognized tax benefits totaling $6,712,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $6,692,000. There have been no significant changes to these amounts during the six months ended June 30, 2009.

We recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2009, we have accrued $878,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2005 except to the extent of losses utilized in subsequent years. In June 2009, the Internal Revenue Service concluded an examination of our 2006 federal consolidated income tax return. The results of this examination with the Internal Revenue Service did not result in a material effect on our results of operations.

Note 13.  Subsequent Events

 Subsequent events have been evaluated through the filing date of the Quarterly Report on Form 10-Q. On May 4, 2009 we announced that we have entered into an agreement to acquire CP Telecom, a facilities-based telecommunications provider. The purchase price is anticipated to be funded primarily with cash, and is approximately $7.0 million, subject to adjustments after closing. All regulatory approvals have been received and we are scheduled to close on August 1, 2009. Following closing, CP Telecom will become a subsidiary of Hickory Tech Corporation. All transactional costs related to this acquisition have been recorded as expense in the period in which they occurred in accordance with SFAS No. 141(R).

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

Results of Operations

Overview-Trends

We operate in two business segments: the Telecom Sector and the Enventis Sector. The Telecom Sector leverages more than 110 years of experience providing communications solutions to business and residential customers in southern Minnesota, and northwestern and central Iowa.  We offer local voice, long distance, high-speed internet, Digital TV and high-capacity data transmission service. Additionally, we offer integrated communication business solutions and own fiber optic infrastructure. The Telecom Sector’s National Independent Billing Inc. (NIBI) division develops telecom and carrier access billing and customer management software for our internal operations and external customers. The Enventis Sector specializes in providing integrated voice, data and network communications solutions for businesses of all sizes – from enterprise multi-office organizations to small and medium businesses. In addition to providing capacity on its statewide fiber optic network, Enventis provides Internet protocol (“IP”) telephony, transport, data and network integration services that combine voice and data into a single platform. Since 1997, Enventis, a Cisco Gold Certified Partner, has distributed Cisco Systems communications and data equipment for a broad spectrum of business clients.

Our consolidated revenue decreased 18.5% and 12.9% for the three and six months ended June 30, 2009 compared to 2008 impacted heavily by the down-turn we experienced in our Enterprise Network Services (“ENS”) product line, which is driven by our customers’ hesitancy to buy capital equipment in the current economic environment. The decline in equipment sales in our ENS product line was offset, in part, by increased revenue from the Enventis Transport Services (“ETS”) product line, which represents recurring revenue for the use of our fiber network and network connections. Our Telecom Sector produced solid results in the second quarter and year-to-date 2009 offsetting a slight decrease in revenue with cost savings driven by both operational efficiencies and specific management actions to limit or decrease expenses throughout the Telecom Sector.

Telecom Sector net income was $2,205,000 for the second quarter of 2009, a 26.2% increase from the same quarter in 2008 and was $4,183,000 for year-to-date 2009, a 9.6% increase from the same period in 2008. Revenue continues to be impacted by heightened competition within local service with access lines declining by 8.8%. Our Digital TV services continue to gain market share growing our subscriber base by 21.0% during the past year to 8,895 subscribers. The Digital TV service bundled with our local and DSL services creates a compelling value for our customers to maintain their local voice line. Costs and expenses within this sector were down $847,000 or 5.6% in the three month period and $1,194,000 or 4.0% in the six month period ended June 30, 2009 compared to 2008.

Our ETS product line within the Enventis Sector has continued to grow in 2009 and has partially offset lower equipment sales. Utilization of our statewide fiber network to provide new technologies including Multi-Protocol Label Switching (“MPLS”), and high-capacity transport is allowing our ETS line of business to produce double-digit revenue growth in 2009 compared to 2008. We are experiencing strong transport revenue growth in all market segments including increased demand for our hosted unified communications solution product, SingleLinkTM.

We have strengthened our cash position in 2009 to $11,308,000 cash on hand as of June 30, 2009 compared to $1,626,000 as of December 31, 2008 by focusing on the management of our cash flow. Through a combination of aggressive management of accounts receivable and inventory, an organization-wide focus on operating efficiencies and expense management, specific cost-controlling management items, and reduced capital spending we significantly strengthened our cash and working capital position on our Balance Sheet. Capital expenditures, besides necessary maintenance to our network infrastructure, are focused on revenue generating products, services and customer-based key initiatives. Capital expenditures total $7,294,000 for the six months ended June 30, 2009, a decrease of $666,000 or 8.4% compared to the same period in 2008.

Sector Results of Operations

Telecom Sector
The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008
Revenue before intersegment eliminations

Revenue
Local Service	$3,880	$4,086	$7,757	$8,217
Network Access	5,955	5,952	12,165	12,777
Long Distance	1,027	1,197	2,058	2,387
Data	1,899	1,903	3,775	3,751
Internet	1,252	1,189	2,506	2,267
Digital TV	1,080	858	2,088	1,602
Directory	1,023	1,004	2,100	2,004
Bill Processing	961	905	1,630	1,499
Intersegment	234	161	477	291
Other	704	905	1,374	1,789
Total Telecom Revenue	$18,015	$18,160	$35,930	$36,584

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,781	$17,999	$35,453	$36,293
Intersegment	234	161	477	291
	18,015	18,160	35,930	36,584

Cost of services (excluding depreciation and amortization)	7,440	7,845	15,016	15,492
Selling, general and administrative expenses	3,040	3,301	5,874	6,605
Depreciation and amortization	3,827	4,008	7,947	7,934
Total Telecom costs and expenses	14,307	15,154	28,837	30,031

Operating Income	$3,708	$3,006	$7,093	$6,553

Net income	$2,205	$1,747	$4,183	$3,815

Capital expenditures	$2,351	$2,545	$3,786	$4,965

Key metrics
Business access lines	25,034	27,023
Residential access lines	32,334	35,872
Total access lines	57,368	62,895
Long distance customers	37,557	40,565
Digital Subscriber Line customers	19,065	18,126
Digital TV customers	8,895	7,353

Revenue

Local Service. We primarily receive monthly recurring revenue for basic voice telephone service, enhanced calling features, local private lines and circuits, miscellaneous local services from end-user customers, and reciprocal compensation from wireless carriers. Local service revenue was $3,880,000, which is $206,000 or 5.0% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Local service revenue was $7,757,000, which is $460,000 or 5.6% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease was primarily due to a 5,527 or 8.8% decrease in access lines from June 30, 2009 compared to June 30, 2008, offset by a local rate increase that was implemented in January 2009.

A large local business customer reconfigured its Mankato network service in the later part of 2008 impacting local service revenue by $89,000 and $227,000 for the three and six months ended June 30, 2009 compared to June 30, 2008, respectively. Our local access line loss from June 30, 2009 compared to June 30, 2008 would have been 4,195 or 6.7% without the removal of these lines.

The number of access lines we serve as an incumbent local exchange carrier has been decreasing, which is consistent with the general trend in our industry. To help offset declines in local service revenue, we implemented a local rate increase in January 2009, our first rate increase since December of 2001. Our overall strategy continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates a compelling value for customers to maintain their local voice line. These bundled packages are customizable and offer competitive discounts as more services, such as specific voice calling features, high-speed DSL and Digital TV, are added to the bundle.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools. The amount of revenue we have collectively received from all these sources for network access during the past two years has been impacted not only by industry trends of decreasing access lines and minutes of use, but also by periodic settlement of disputes with interexchange carriers settlement agencies.

Network access revenue of $5,955,000 for the second quarter of 2009 was consistent with the revenue in the second quarter of 2008. A dispute with the Universal Service Administrative Company (“USAC”) stemming from its reversal of earlier interpretations of revenue distribution rules negatively impacted second quarter 2008 network access revenue by $475,000 claiming previously distributed revenue for years prior to 2008. We continue to appeal the USAC interpretation as arbitrary and unprecedented, however USAC is largely unregulated and there is no likely forum for recovery of this lost revenue.

Network access revenue was $12,165,000, which is $612,000 or 4.8% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in residential and business access lines that we have experienced during the past year along with carriers optimizing their networks and lowering the demand for special access circuits have significantly impacted 2009 minutes of use on our network and likewise year-to-date revenue.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per call or flat-rate basis. This includes the provision of directory assistance, operator service, and long distance private lines. Long distance revenue was $1,027,000, which is $170,000 or 14.2% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $2,058,000, which is $329,000 or 13.8% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in revenue is the result of the loss of 3,008 customers, or 7.4% in the customer base from June 30, 2009 compared to June 30, 2008, a growing number of residential customers selecting unlimited long distance calling plans, and to decreased rates per minute charged to customers due to aggressive competition in the markets we serve.

Data. We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the DSL access portion of traditional Telecom DSL service. Data revenue was $1,899,000 and $3,775,000 in the three and six months ended June 30, 2009, respectively which is on a comparable level with data revenue realized in the three and six months ended June 30, 2008. As anticipated, revenue dollars have stabilized and growth rates have declined as our DSL markets have matured and our customers are replacing low speed data circuits with new technologies such as Ethernet and MPLS services. In accordance with our business plans, a portion of our future growth in data services is likely to be reflected in our Enventis Sector as part of our MPLS growth strategy.

Internet. We provide internet service to our dial-up and DSL subscribers as well as dedicated internet services for larger business customers. We receive revenue from various usage based and flat-rate packages based on the level of service, data speeds, and volume. Internet revenue was $1,252,000, which is $63,000 or 5.3% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $2,506,000, which is $239,000 or 10.5% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was primarily due to the growth in dedicated Internet and high-speed internet from DSL which is a component of our DSL service which increased by 939 customers or 5.2%.

Digital TV. We receive monthly recurring revenue from our subscribers for the provision of commercial TV programming in competition with local cable TV, satellite dish TV, and on-air TV service providers. Digital TV revenue was $1,080,000, which is $222,000 or 25.9% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $2,088,000, which is $486,000 or 30.3% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in both periods is due to the increase in the customer base combined with an increase in rates charged to customers of approximately 5.5%. The number of Digital TV customers grew by 1,542 or 21.0% from June 30, 2008 to June 30, 2009. In April of 2009, we launched our Digital TV service to Mapleton, MN which is our 12th service community. In addition, we continue to expand our coverage area in Mankato, our largest market, and now are able to serve approximately 89% of homes in this community with our Digital TV product.

Directory. We receive monthly recurring revenue from end-user subscribers for the yellow page advertising in our telephone directories. Directory revenue was $1,023,000, which is $19,000 or 1.9% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $2,100,000, which is $96,000 or 4.8% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was the result of a favorable sales cycle of yellow-page advertising in our directory.

Bill Processing. We provide data processing as a service to other telephone service providers. We collect a combination of monthly recurring revenues, software license fees, and integration services revenue from companies with whom we have established a long-term data processing relationship. NIBI bill processing revenue was $961,000, which is $56,000 or 6.2% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $1,630,000, which is $131,000 or 8.7% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in NIBI bill processing revenue was due to an increase in recurring support fees revenue of $31,000 in the three months and $71,000 in the six months, ended June 30, 2009 and an increase in contracted services revenue of $55,000 in the three months and $93,000 in the six months ended, June 30, 2009.

Other. Other revenue was $704,000, which is $201,000 or 22.2% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $1,374,000, which is $415,000 or 23.2% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in both periods was primarily due to:  1) a decrease in revenue from the provision of customer premise equipment of $148,000 in the three month period and $302,000 in the six month period, 2) a decrease of $97,000 in the three month period and $175,000 in the six month period from Add/Move/Change revenue, which is associated with customer premise equipment and 3) an increase of $52,000 in the three month period and $78,000 in the six month period from contract services revenue. The decline in customer premise equipment sales is driven by our decision to phase out sales of Nortel customer premise equipment in favor of the Cisco brand. All Cisco sales are reported within the Enventis Sector.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,440,000, which is $405,000 or 5.2% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $15,016,000, which is $476,000 or 3.1% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in both periods is driven by the combination of gains in operational efficiencies and management actions to limit or decrease expense growth throughout the Telecom Sector.

Selling, General and Administrative Expenses

Telecom selling, general and administrative expenses were $3,040,000, which is $261,000 or 7.9% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $5,874,000, which is $731,000 or 11.1% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in both periods is impacted by lower allocated corporate expense, Telecom management actions reducing Telecom expenses and by general company cost control actions implemented across our organization. In 2009 we expect our selling, general and administrative expenses to remain at levels lower than those reported in 2008.

Year-to-date 2009 selling, general and administrative expenses were also favorably impacted by a $246,000 decrease in a specific market access fees related to the release of a contingent liability we had established related to a civil suit. In March of 2009, we received a favorable court ruling in a complaint filed by the City of St. Peter in 2008, and reversed a contingent liability.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $3,827,000, which is $181,000 or 4.5% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Depreciation expense increases from new capital expenditures were offset in the second quarter of 2009 by asset retirements and assets becoming fully depreciated.

Operating Income

Telecom Sector operating income was $3,708,000, which is $702,000 or 23.3% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $7,093,000, which is $540,000 or 8.2% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily due to decreases in cost of services and selling, general and administrative expenses due to enhanced cost management, partly offset by a slight decrease in revenue.

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008
Revenue before intersegment eliminations

Revenue
ENS equipment	$5,393	$12,709	$12,184	$22,877
ENS services	2,749	3,056	5,090	5,121
ETS services	6,480	5,981	13,137	11,354
Intersegment	142	128	283	266
Total Enventis revenue	$14,764	$21,874	$30,694	$39,618

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$14,622	$21,746	$30,411	$39,352
Intersegment	142	128	283	266
	14,764	21,874	30,694	39,618

Cost of sales, equipment
(excluding depreciation and amortization)	4,717	10,718	10,716	19,415
Cost of services
(excluding depreciation and amortization)	4,849	4,880	10,087	9,159
Selling, general and administrative expenses	2,294	2,413	4,683	4,740
Depreciation and amortization	1,201	1,025	2,350	2,045
Total Enventis costs and expenses	13,061	19,036	27,836	35,359

Operating income	$1,703	$2,838	$2,858	$4,259
Net income	$1,018	$1,660	$1,699	$2,494

Capital expenditures	$2,262	$1,984	$3,453	$2,977

We manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the relative contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended June 30				Six Months Ended June 30
	Enterpise Network Services (ENS)		Enventis Transport Services (ETS)		Enterpise Network Services (ENS)		Enventis Transport Services (ETS)
(Dollars in thousands)	2009	2008	2009	2008	2009	2008	2009	2008

Revenue before intersegment eliminations:
Equipment	$5,393	$12,709	$-	$-	$12,184	$22,877	$-	$-
Service	2,749	3,056	6,480	5,981	5,090	5,121	13,137	11,354
Intersegment	-	-	142	128	-	-	283	266
Total Enventis revenue	$8,142	$15,765	$6,622	$6,109	$17,274	$27,998	$13,420	$11,620

Cost of sales, equipment
(excluding depreciation and amortization)	4,701	10,714	16	4	10,699	19,406	17	9
Cost of services
(excluding depreciation and amortization)	1,649	2,143	3,200	2,737	3,601	3,975	6,486	5,184
Selling, general and administrative expenses	1,211	1,273	1,083	1,140	2,499	2,532	2,184	2,208
Depreciation and amortization	104	123	1,097	902	186	244	2,164	1,801
Total costs and expenses	7,665	14,253	5,396	4,783	16,985	26,157	10,851	9,202

Operating income	$477	$1,512	$1,226	$1,326	$289	$1,841	$2,569	$2,418
Net income	$284	$885	$734	$775	$173	$1,078	$1,526	$1,416

Capital expenditures	$119	$156	$2,143	$1,828	$262	$289	$3,191	$2,688

Revenue

Enterprise Network Services (ENS) - Equipment. This revenue is primarily from the sale of telecommunications and data products provided by third party manufacturers. The customers are generally businesses of medium to Enterprise size. ENS equipment revenue in the three months ended June 30, 2009 was $5,393,000, which is $7,316,000 or 57.6% lower than the three months ended June 30, 2008 and was $12,184,000, which is $10,693,000 or 46.7% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Timing of delivery and performance related to large equipment sales and installations significantly impact quarterly and year-to-date operating results. Periods of increased sales and system implementation – and the related revenue recognition – can lead to uneven results on a quarter-to-quarter basis. Due to the “one-time” nature of equipment sales, the ENS equipment growth from period-to-period is dependent upon the addition of new customers to replace and exceed revenue received from existing customers. Sales slowed significantly beginning in the second half of 2008 as a result of a nationwide economic slowdown and the resulting hesitancy of our customers’ to invest in capital equipment. The nationwide economic downturn has increasingly affected our clients and those of other telecommunications distributors and likewise sales declines are being reported by major suppliers within our industry.

Enterprise Network Services (ENS) - Services. This revenue includes services such as network and equipment monitoring, maintenance, and equipment consulting and installation. ENS services revenue earned in the three months ended June 30, 2009 was $2,749,000, which is $307,000 or 10.0% lower than ENS services revenue earned in the three months ended June 30, 2008 and was $5,090,000 in the six months ended June 30, 2009, which is similar to the prior year-to-date period. During the second quarter of 2008 we experienced an unusually high level of service installation driving services revenue. Sales and service implementation and the related revenue recognition – and can lead to uneven results on a quarter-to-quarter basis. This revenue is also affected by the nationwide economic slowdown and the resulting hesitancy of our customers to initiate the service contract in this line of business.

Enventis Transport Services (ETS). This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections as well as our hosted voice over internet protocol (“VOIP) Singlelink™ product through multi-year contracts with regional and national service providers and end-user businesses. ETS revenue was $6,480,000 in the three months ended June 30, 2009, which is $499,000 or 8.3% higher than revenue earned in the three months ended June 30, 2008. ETS revenue was $13,137,000 in the six months ended June 30, 2009, which is $1,783,000 or 15.7% higher compared to the six months ended June 30, 2008. Increased demand across all ETS lines of business, especially our managed transport services, are driving new recurring revenue streams. Broadened availability of the Enventis Singlelink™ Unified Communications solution, our centrally managed and hosted VoIP-based communications system, is driving monthly recurring revenue from both the hosted and transport components of this service.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $4,717,000 in the three months ended June 30, 2009, which is $6,001,000 or 56.0% lower than cost of sales in the three months ended June 30, 2008 and was $10,716,000 which is $8,699,000 or 44.8% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cost of sales for the Enventis Sector includes costs of equipment and materials associated with procurement and installation of products for customers, which decreased significantly in both periods related to the decrease in equipment sales. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization).

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $4,849,000 in the three months ended June 30, 2009, which is $31,000 or .60% lower compared to cost of services in the three months ended June 30, 2008. Enventis Sector cost of services (excluding depreciation and amortization) was $10,087,000 in the six months ended June 30, 2009, which is $928,000 or 10.1% higher compared to the six months ended June 30, 2008. Increased circuit expenses account for 57.1% of the increase seen in cost of services on a year-to-date comparison and is driven by the increased demand for our transport products.

Expense savings from a reduction in use of subcontractors which supplement our service in high-demand periods contributed $338,000 and $214,000 in the three and six month period ended June 30, 2009 compared to June 30, 2008. Our use of subcontractors is limited to specific high margin business opportunities. In June of 2008, we began to experience increased staffing costs related to our strategic initiative to increase our recurring revenue service capability within the Enventis sector. As of June 30, 2009 our wages and benefit expense levels remain higher than comparable periods in 2008, but in the second quarter of this year we completed a reduction in our workforce within the Enventis Sector. This was driven by the nationwide economic slowdown and the hesitancy of our customers to invest in capital equipment.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $2,294,000 in the three months ended June 30, 2009, which is $119,000 or 4.9% lower than selling, general, and administrative expenses in the three months ended June 30, 2008 and was $4,683,000 in the six months ended June 30, 2009 which is $57,000 or 1.2% lower compared to the six months ended June 30, 2008. The decreases seen in selling, general and administrative expenses are primarily from lower commission expense and incentive compensation expense in direct correlation with the lower revenue we are experiencing in our ENS line of business, partly offset by higher allocated corporate expense.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $1,201,000, which is $176,000 or 17.2% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $2,350,000, which is $305,000 or 14.9% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily due to the increased capital investment in our Enventis network during 2009 and 2008 supporting the growth in our ETS product line.

Enventis Sector amortization was $212,000, which is $51,000 or 19.4% lower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and was $425,000, which is $100,000 or 19.0% lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Amortization attributed to specific intangible assets related to the Enventis acquisition in 2005 became fully amortized as of December 31, 2008.

Operating Income

Enventis Sector operating income during the three months ended June 30, 2009 was $1,703,000, which is $1,135,000 or 40.0% lower than operating income for the three months ended June 30, 2008. Enventis Sector operating income during the six months ended June 30, 2009 was $2,858,000, which is $1,401,000 or 32.9% lower compared to the six months ended June 30, 2008. This decrease was primarily driven by the economic impact on our ENS line of business, which has caused revenue from equipment sales and installation services revenue to decrease by 48.3% and 38.3% in the three and six months ended June 30, 2009 compared to June 20, 2008.

Interest Expense

Consolidated interest expense was $1,719,000 which is $241,000 or 16.3% higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Interest expense was $3,427,000, which is $252,000 or 7.9% higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Amortization of a previous gain of $332,000 and $664,000 were recognized as an offset to interest expense in the three and six months ended June 30, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.” The outstanding balance of our debt obligations (long-term and current portion) was $125,246,000 at June 30, 2009 and $127,005,000 at December 31, 2008.

Income Taxes

The effective income tax rate from operations of approximately 41.2% for the second quarter of 2009 and 43.6% for the second quarter of 2008 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits.

Liquidity and Capital Resources

Capital Structure

HickoryTech’s total capitalization (long-term and short-term debt obligations plus shareholders’ equity) was $156,541,000 at June 30, 2009, reflecting 20.0% equity and 80.0% debt. This compares to a capital structure of $156,754,000 at December 31, 2008, reflecting 19.0% equity and 81.0% debt. In the telecommunications industry debt financing is most often based on operating cash flows and not on the asset position of a company. Specifically, our current use of the senior credit facility is in a ratio of approximately 3.1 times debt to cash flows as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends, if they continue to be declared at recent quarterly rates, for at least the next 12 months. We have  accumulated a large cash balance as a means to fund our business growth plans including our upcoming acquisition of CP Telecom, anticipated to close on August 1, 2009. We employ an extended term payable financing arrangement for inventory purchases in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $12,438,000 and $10,474,000 as of June 30, 2009 and December 31, 2008, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts.

Overview

We expect our liquidity needs to arise from payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures. We utilize our cash on hand to manage the temporary increases and decreases in our cash liquidity, and can utilize our senior revolving credit facility for more significant fluctuations in cash flow needs caused by growth initiatives.

Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of June 30, 2009 and anticipate that we will be able to meet all requirements in the future.

The following table summarizes our cash flow:

	Six Months Ended
(Dollars in thousands)	June 30
	2009	2008
Net cash provided by (used for):
Operating activities	$20,318	$9,057
Investing activities	(7,294)	(7,946)
Financing activities	(3,342)	(362)
Increase in cash and cash equivalents	$9,682	$749

Cash Flows

Cash generated from operations was $20,318,000 in the first six months of 2009 compared to $9,057,000 in the first six months of 2008. Cash provided by operations in the first six months of 2009 and 2008 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. Through a combination of aggressive management of accounts receivable and inventory, organization-wide focus on operating efficiencies and expense management and specific cost controlling management actions we were able to strengthen our working capital position.

Cash used in investing activities was driven by capital expenditures which decreased $666,000 during the first six months of 2009 compared to the first six months of 2008. We are making a concentrated effort to focus spending on revenue generating products, services, and key strategic initiatives. We anticipate the level of total capital spending in 2009 to be comparable with the level of capital spending experienced in 2008.

Cash used in financing activities in the first six months of 2009 was $3,342,000 compared to $362,000 during the first six months of 2008. In 2009, we experienced a reduction of our credit facility and capital lease obligations of $2,057,000 compared to 2008 in which we experienced an increase in our credit facility and capital lease obligations of $4,115,000. We anticipate that we will maintain our current debt level while generating cash from operations in excess of our anticipated capital outflows.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $14,492,000 as of June 30, 2009, compared to working capital of $12,311,000 as of December 31, 2008. The ratio of current assets to current liabilities was 1.5 and 1.4 as of June 30, 2009 and December 31, 2008, respectively.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from Hickory Tech Corporation. The financing agreement provides 60 day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $12,438,000 at June 30, 2009 and $10,474,000 at December 31, 2008. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt Obligations

Our long-term obligations as of June 30, 2009 were $123,553,000, excluding current maturities of $1,300,000 on debt and of $393,000 on capital leases. Long-term obligations as of December 31, 2008, were $125,384,000 excluding current maturities of $1,300,000 on debt and of $321,000 on capital leases. Our overall debt balance represents the lowest level that we can maintain at this time without making permanent reductions in our available borrowing capacity.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $154,550,000 facility as of June 30, 2009 through normal quarterly amortization). The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component of the credit facility is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $105,250,000 as of June 30, 2009, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from June 30, 2009 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,300,000 as of June 30, 2009 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from June 30, 2009 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of June 30, 2009 as well as on December 31, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

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

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholder’s equity and is recognized in earnings when the term of a protection agreement is concluded. Amortization of a previous gain of $664,000 was recognized as an offset to interest expense in the six months ended June 30, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.”

Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2009, our interest expense would have increased $14,000.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

a.
The annual shareholders’ meeting was held on May 12, 2009. The only matter presented to the shareholders at the annual meeting was the reelection of three directors to terms expiring in 2012. Other directors whose terms expire in 2010 include Diane L. Dewbrey, Lyle G. Jacobson and Starr J. Kirklin, and directors whose terms expire in 2011 include Robert D. Alton, Jr., James W. Bracke, R. Wynn Kearney, Jr., and Dale E. Parker.

b.	The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld
Lyle T. Bosacker	8,370,667	1,848,219
Myrita P. Craig	8,320,229	1,898,657
John W. Finke	8,885,285	1,333,601

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

Dated: July 30, 2009

HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer