Form 10-Q
period 2009-09-30
HICKORY TECH CORP
filed 2009-10-29
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

The total number of shares of the Registrant’s common stock outstanding as of October 26, 2009: 13,088,754.

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except share and per share amounts)	2009	2008	2009	2008
Operating Revenue:
Telecom Sector	$17,446	$18,758	$52,899	$55,051
Enventis Sector
Equipment	6,604	11,725	18,788	34,602
Services	10,858	9,377	29,085	25,852
Total Enventis Sector	17,462	21,102	47,873	60,454
Total operating revenue	34,908	39,860	100,772	115,505

Costs and expenses:
Cost of sales, equipment, excluding
depreciation and amortization	5,653	10,190	16,369	29,605
Cost of services, excluding
depreciation and amortization	13,404	13,443	37,817	37,760
Selling, general and administrative expenses	5,817	5,637	16,379	16,786
Depreciation	5,068	4,945	14,967	14,371
Amortization of intangibles	272	285	699	863
Total costs and expenses	30,214	34,500	86,231	99,385

Operating income	4,694	5,360	14,541	16,120

Other income and expense:
Interest and other income	14	39	55	81
Interest expense	(1,728)	(1,874)	(5,155)	(5,049)
Total other (expense)	(1,714)	(1,835)	(5,100)	(4,968)

Income before income taxes	2,980	3,525	9,441	11,152
Income tax provision (benefit)	(3,126)	1,453	(408)	4,802

Net income	$6,106	$2,072	$9,849	$6,350

Basic earnings per share	$0.47	$0.16	$0.75	$0.48

Weighted average common shares outstanding	13,080,538	13,352,005	13,049,686	13,325,967

Diluted earnings per share	$0.47	$0.16	$0.75	$0.48

Weighted average common and equivalent shares outstanding	13,083,843	13,358,390	13,049,686	13,336,424

Dividends per share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands except share and per share amounts)	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$7,309	$1,626
Receivables, net of allowance for doubtful accounts of $654 and $905	16,136	26,292
Inventories	6,519	8,674
Income taxes receivable	-	566
Deferred income taxes, net	2,064	2,064
Prepaid expenses	1,885	1,409
Other	931	1,114
Total current assets	34,844	41,745

Investments	4,306	4,066

Property, plant and equipment	351,774	338,510
Accumulated depreciation	(199,543)	(187,157)
Property, plant and equipment, net	152,231	151,353

Other assets:
Goodwill	27,308	25,239
Intangible assets, net	3,327	856
Deferred costs and other	1,920	2,249
Total other assets	32,555	28,344

Total assets	$223,936	$225,508

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$6,991	$10,474
Accounts payable	2,240	3,133
Accrued expenses and other	7,463	8,001
Accrued income taxes	2,179	-
Deferred revenue	5,390	6,205
Current maturities of long-term obligations	1,533	1,621
Total current liabilities	25,796	29,434

Long-term liabilities:
Debt obligations, net of current maturities	123,394	125,384
Financial derivative instruments	2,541	3,286
Accrued income taxes	3,173	7,517
Deferred income taxes	20,682	18,282
Deferred revenue	1,493	1,646
Accrued employee benefits and deferred compensation	10,653	10,210
Total long-term liabilities	161,936	166,325

Total liabilities	187,732	195,759

Commitments and contingencies	-	-

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,088,754 in 2009 and 12,992,376 in 2008	1,309	1,299
Additional paid-in capital	12,673	11,504
Retained earnings	24,964	20,199
Accumulated other comprehensive (loss)	(2,742)	(3,253)
Total shareholders' equity	36,204	29,749

Total liabilities and shareholders' equity	$223,936	$225,508

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$9,849	$6,350
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	15,666	15,234
Amortization of gain on sale of financial derivative instrument	-	(664)
Accrued patronage refunds	(422)	(425)
Stock based compensation	813	378
Other	424	356
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	10,636	(5,329)
Prepaids	(243)	207
Inventories	2,155	(1,734)
Accounts payable and accrued expenses	(2,606)	(198)
Deferred revenue, billings and deposits	(1,031)	2,523
Income taxes	(1,600)	2,509
Other	695	802
Net cash provided by operating activities	34,336	20,009

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,331)	(12,416)
Acquisitions, net of cash acquired	(6,625)	-
Other	-	241
Net cash (used in) investing activities	(17,956)	(12,175)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(3,483)	(3,916)
Borrowings on credit facility	-	30,000
Payments on credit facility and capital lease obligations	(2,494)	(28,118)
Proceeds from issuance of common stock	363	321
Dividends paid	(5,083)	(4,793)
Net cash (used in) financing activities	(10,697)	(6,506)

Net increase in cash and cash equivalents	5,683	1,328
Cash and cash equivalents at beginning of the period	1,626	171
Cash and cash equivalents at the end of the period	$7,309	$1,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,333	$5,886
Net cash paid for income taxes	$1,192	$2,293
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$417	$334
Change in other comprehensive income (loss) from financial derivatives
and post-retirement benefits	$511	$(437)

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 2009
PART 1. FINANCIAL INFORMATION

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Hickory Tech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of  management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position, and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Depreciation Expense
Depreciation expense is determined using the straight-line method based on the lives of various classes of depreciable assets. Telecom and Enventis Sector depreciation is entirely associated with services revenue.

Recent Accounting Developments

Issued in October of 2009, Accounting Standards Codification, (“ASC”) Number 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements, provides guidance for separating consideration in multiple-deliverable arrangements. ASC Number 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of ASC Number 2009-13 upon our consolidated financial statements.

Issued in August of 2009, ASC Number 2009-05, Fair Value Measurement and Disclosures (Topic 820) provided further guidance on the fair value measurement of liabilities. ASC Number 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASC 2009-05 did not have a material effect on our consolidated financial statements.

Issued in December of 2008, the FASB issued the disclosure requirements within ASC 715 providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. Disclosure requirements within ASC 715 are effective for fiscal years beginning after December 15, 2009, and will be adopted by us in the first quarter of 2010. Additional disclosures required within ASC 715 are not expected to have a material effect on our disclosures.

Effective September 15, 2009, we adopted ASC 105 making the FASB Accounting Standards Codification, (“Codification”) the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the Codification is non-authoritative. The Codification did not have a significant impact on our consolidated financial statements or disclosures.

Effective June 15, 2009, we adopted disclosure requirements within ASC 825 which require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. Disclosure requirements within ASC 825 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted requirements within ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the requirements within ASC 855 did not have a material effect on our consolidated financial statements. Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q.

Effective January 1, 2009, we adopted requirements within ASC 805 which establish principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired company and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of the requirements within ASC 805 did not have a material effect on our consolidated financial statements.

Effective January 1, 2009, we adopted disclosure requirements within ASC 815 requiring enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The adoption of the disclosure requirements within ASC 815 did not have a material effect on our consolidated financial statements.

Effective January 1, 2009, we adopted the requirements within ASC 820 related to our non-financial assets and non-financial liabilities. This adoption requires us to provide additional disclosures related to the valuation of non-financial assets and liabilities that occur during the year, primarily goodwill impairment. The adoption of these requirements within ASC 820 did not have a material effect on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except share and earnings per share amounts)	2009	2008	2009	2008

Net Income	$6,106	$2,072	$9,849	$6,350

Weighted average shares outstanding	13,080,538	13,352,005	13,049,686	13,325,967
Stock options (dilutive only)	3,305	442	-	1,305
Stock subscribed (ESPP)	-	5,943	-	9,152
Total dilutive shares outstanding	13,083,843	13,358,390	13,049,686	13,336,424

Earnings per share:
Basic	$0.47	$0.16	$0.75	$0.48
Diluted	$0.47	$0.16	$0.75	$0.48

Options to purchase 395,950 and 456,200 shares for the three months ended September 30, 2009 and 2008, respectively, and 430,950 and 436,200 shares for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first, second and third quarters of 2009 and 2008, respectively, are as follows.

Shares outstanding on record date	2009	2008
First quarter (Feb. 15)	13,000,953	13,292,419
Second quarter (May 15)	13,041,891	13,319,782
Third quarter (August 15)	13,056,430	13,330,284

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of 13 cents per share and 12 cents per share in the third quarter of 2009 and 2008, respectively.

During the first nine months of 2009 and 2008, shareholders have elected to reinvest $205,000 and $178,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instrument.” Comprehensive income for the three months ended September 30, 2009 and 2008 was $6,100,000 and $2,033,000 respectively, and this is in relation to reported net income of $6,106,000 and $2,072,000 for those periods. Comprehensive income for the nine months ended September 30, 2009 and 2008 was $10,360,000 and $5,913,000, respectively, and this is in relation to reported net income of $9,849,000 and $6,350,000 for those periods. The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax.

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2008	$(1,375)	$246	$(145)	$(1,979)	$(3,253)
2009 Q1 Activity				292	292
Q1 Net Periodic Benefit Cost	20	(8)	9		21
March 31, 2009	$(1,355)	$238	$(136)	$(1,687)	$(2,940)
2009 Q2 Activity				183	183
Q2 Net Periodic Benefit Cost	20	(8)	9		21
June 30, 2009	$(1,335)	$230	$(127)	$(1,504)	$(2,736)
2009 Q3 Activity				(27)	(27)
Q3 Net Periodic Benefit Cost	20	(8)	9		21
September 30, 2009	$(1,315)	$222	$(118)	$(1,531)	$(2,742)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $131,726,000 at September 30, 2009 and $132,157,000 at December 31, 2008, compared to carrying values of $123,394,000 and $125,384,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Telecom Sector, comprised of materials, as of September 30, 2009 and December 31, 2008 was $2,925,000 and $3,564,000, respectively. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers, as of September 30, 2009 and December 31, 2008 was $3,594,000 and $5,110,000, respectively. The inventory level in the Enventis Sector is subject to the variations in Enventis equipment revenue and the timing of individual customer orders.

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

Note 6.  Goodwill and Other Intangible Assets

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2008, which resulted in no impairment charges to goodwill. In the first nine months of 2009 there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

The carrying value of goodwill and intangible assets increased during the third quarter of 2009 due to our acquisition of CP Telecom which closed on August 1, 2009. Our goodwill was $27,308,000 as of September 30, 2009 and $25,239,000 as of December 31, 2008, respectively. Our acquisition price for CP Telecom included intangible assets of $1,070,000 in customer relationships and contracts and $2,100,000 of other intangibles including long-term lease rights to a fiber network. The valuation of intangible assets obtained in our CP Telecom acquisition were evaluated with the assistance of a study performed by an independent valuation expert.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

(Dollars in thousands)		As of September 30, 2009		As of December 31, 2008
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,052	$4,229	$3,379
Other intangibles	1 - 5 years	2,830	750	730	724
Total		$8,129	$4,802	$4,959	$4,103

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $272,000 and $285,000 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to the definite-lived intangible assets was $699,000 and $863,000 for the nine months ended September 30, 2009 and 2008, respectively. Total estimated amortization expense for the remaining three months of 2009 and the five years subsequent to 2009 is as follows: 2009 (October 1 – December 31) – $301,000; 2010 - $357,000; 2011 - $354,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)			Corporate and
Three Months Ended September 30, 2009	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$17,446	$17,462	$-	$34,908
Intersegment revenue	367	106	(473)	-
Total operating revenue	17,813	17,568	(473)	34,908

Depreciation and amortization	3,856	1,459	25	5,340
Operating income	3,407	1,523	(236)	4,694
Interest expense	21	3	1,704	1,728
Income tax provision (benefit)	1,372	620	(5,118)	(3,126)
Net Income	2,016	901	3,189	6,106
Total assets	141,845	68,300	13,791	223,936
Property, plant and equipment, net	107,604	44,335	292	152,231
Additions to property, plant and equipment	2,589	1,438	10	4,037

			Corporate and
Three Months Ended September 30, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$18,758	$21,102	$-	$39,860
Intersegment revenue	174	138	(312)	-
Total operating revenue	18,932	21,240	(312)	39,860

Depreciation and amortization	4,059	1,158	13	5,230
Operating income	3,445	1,623	292	5,360
Interest expense	21	-	1,853	1,874
Income tax provision (benefit)	1,413	667	(627)	1,453
Net Income (loss)	2,033	959	(920)	2,072
Total assets	149,483	74,228	7,758	231,469
Property, plant and equipment, net	113,468	37,442	133	151,043
Additions to property, plant and equipment	3,117	1,338	1	4,456

(Dollars in thousands)			Corporate and
Nine Months Ended September 30, 2009	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$52,899	$47,873	$-	$100,772
Intersegment revenue	844	389	(1,233)	-
Total operating revenue	53,743	48,262	(1,233)	100,772

Depreciation and amortization	11,803	3,809	54	15,666
Operating income (loss)	10,500	4,381	(340)	14,541
Interest expense	75	3	5,077	5,155
Income tax provision (benefit)	4,248	1,779	(6,435)	(408)
Net Income	6,199	2,600	1,050	9,849
Total assets	141,845	68,300	13,791	223,936
Property, plant and equipment, net	107,604	44,335	292	152,231
Additions to property, plant and equipment	6,375	4,891	65	11,331

			Corporate and
Nine Months Ended September 30, 2008	Telecom	Enventis	Eliminations	Consolidated
Revenue from unaffiliated customers	$55,051	$60,454	$-	$115,505
Intersegment revenue	465	404	(869)	-
Total operating revenue	55,516	60,858	(869)	115,505

Depreciation and amortization	11,993	3,203	38	15,234
Operating income	9,998	5,882	240	16,120
Interest expense	65	-	4,984	5,049
Income tax provision (benefit)	4,109	2,432	(1,739)	4,802
Net Income (loss)	5,848	3,453	(2,951)	6,350
Total assets	149,483	74,228	7,758	231,469
Property, plant and equipment, net	113,468	37,442	133	151,043
Additions to property, plant and equipment	8,082	4,315	19	12,416

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. As part of our CP Telecom acquisition we have assumed the commitment for a long-term operating lease giving us long-term rights to a fiber network. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for the discussion in Item 7 and the Condensed Notes to the Financial Statements relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete description of all stock-based compensation plans. Share-based compensation expense recognized for the three months ended September 30, 2009 and 2008 was $279,000 and ($4,000), respectively. Share-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $813,000 and $378,000, respectively. Share-based compensation expense recognized in our Consolidated Statement of Operations for the first nine months of 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet completely vested as of September 30, 2009 and 2008. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no stock option awards granted during the nine months ended September 30, 2009 and 2008, respectively.  Although we have authority to issue options under the Stock Award Plan, no current compensation programs have options as a component.

As of September 30, 2009, all compensation costs related to stock options granted under the Company’s Stock Award Plan have been recognized.

A summary of stock option activity is as follows:
		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2009	471,200	$12.79
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(40,250)	11.87
Outstanding at September 30, 2009	430,950	$12.87
Exercisable at September 30, 2009	430,950	$12.87

The following table provides certain information with respect to stock options outstanding at September 30, 2009:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	6.92
$8.00 - $12.00	156,950	10.22	4.18
$12.00 - $16.00	205,250	13.95	1.55
$16.00 - $21.00	53,750	18.18	1.47
	430,950	$12.87	2.69

Aggregate intrinsic value:	$43,700

The following table provides certain information with respect to stock options exercisable at September 30, 2009:

			Weighted Average
Range of	Stock Options	Weighted Average	Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	6.92
$8.00 - $12.00	156,950	10.22	4.18
$12.00 - $16.00	205,250	13.95	1.55
$16.00 - $21.00	53,750	18.18	1.47
	430,950	$12.87	2.69

Aggregate Intrinsic Value	$43,700

Note 10.  Financial Derivative Instruments

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt. We account for derivative instruments on the balance sheet at fair value.

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of our interest rate swap agreements were determined based on Level 2 inputs. Listed below are our current interest-rate swap agreements which lock in our interest rates on existing variable-interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
March 2007 - March 2010	$60,000,000	4.89%
March 2008 - February 2010	$40,000,000	2.54%
March 2010 - September 2011	$80,000,000	2.15%

The fair value of our derivatives at September 30, 2009 and December 31, 2008 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at September 30, 2009 and December 31, 2008 is a net liability of $2,541,000 and $3,286,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statement of Income. Amortization of a previous gain of $664,000 was recognized as an offset to interest expense in the nine months ended September 30, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending September 30, 2009 and 2008, respectively.

(Dollars in thousands)	Gain/(Loss) Reported		Location of Gain/Proceeds	Amount of Gain/Proceeds
	in Accumulated Other		Reclassified from Accumulated	Recognized in
Derivatives in Statement 133	Comprehensive Loss		Other Comprehensive Income	Income on Derivative
Cash Flow Hedging Relationships	2009	2008	into Income	2009	2008

Interest Rate Contracts	$448	($476)	Interest Expense	$ -	$664

Note 11.  Employee Post-Retirement Benefits

HickoryTech provides post-retirement health care and life insurance benefits for certain employees. We recognize the funded status of our postretirement benefit plans on our consolidated balance sheet and recognize as a component of accumulated other comprehensive income/loss, net of tax, the gains and losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost. New employees are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$77	$63	$231	$189
Interest cost	137	122	411	366
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(14)	(14)	(42)	(42)
Recognized net actuarial loss	33	20	99	60
Net periodic benefit cost	$248	$206	$744	$618

Employer's contributions for current premiums:			September 30, 2009
Contributions made for the nine months ended September 30, 2009				$209
Expected contributions for remainder of 2009				64
Total estimated employer contributions for fiscal year 2009				$273

Note 12.  Income Taxes

The effective income tax rate for the third quarter of 2009 is approximately (104.9%) as a result of the release of income tax reserves and associated interest during the quarter compared to 41.2% for the third quarter of 2008. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes, accrued interest expense on unrecognized tax benefits and non-deductible acquisition costs.

As of September 30, 2009, we had unrecognized tax benefits totaling $2,858,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $2,839,000. During the third quarter of 2009, we recognized approximately $3,854,000 of previously unrecognized tax benefits and approximately $600,000 of associated interest as a result of the expiration of a statute of limitations. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $2,700,000 during the next 12 months as a result of expirations of the statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2009, we have accrued $315,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2006 except to the extent of losses utilized in subsequent years. In June 2009, the Internal Revenue Service concluded an examination of our 2006 federal consolidated income tax return. The results of this examination with the Internal Revenue Service did not result in a material effect on our results of operations.

Note 13.  Acquisition

On August 1, 2009, we purchased all of the capital stock of CP Telecom for an adjusted purchase price of $6,625,000 to grow our small to medium sized business customer base. This acquisition was funded with cash on hand. CP Telecom was formerly a privately held facilities-based telecom provider serving Minneapolis, St. Paul and northern Minnesota.

The table below sets forth the final CP Telecom purchase price allocation. The fair value of the property and equipment were determined based on Level 1 inputs. The valuation of intangible assets was evaluated using Level 2 inputs. The valuation of net working capital and other assets and liabilities were evaluated using Level 3 inputs.

(Dollars in thousands)
Property and Equipment	$3,998
Identifiable intangible assets:
Customer relationships and contracts	1,070
Supplier relationship	2,100
Goodwill	2,069
Net working capital	(549)
Other assets and liabilities	(2,063)
Allocation of purchase consideration	$6,625

Of the identified intangible assets identified above, customer relationships and contracts have useful lives of five years and the supplier relationship has a useful life of 15 years. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Goodwill in our CP Telecom acquisition is a result of the value of acquired employees along with the expected synergies from the combination of CP Telecom and our operations. Goodwill resulting from the acquisition of CP Telecom is not deductible for tax purposes.

Soon after acquisition we began the integration of and reporting for CP Telecom operations with our Enventis Transport Services product line. While complete identifiable operational results attributable to the CP Telecom business are not available, revenue from August 1, 2009 through September 30, 2009 was approximately $1,566,000 and is included in our results of operations for the three and nine months ended September 30, 2009.

Note 14.  Subsequent Events

We have evaluated and disclosed subsequent events through October 29, 2009, the filing date of the Quarterly Report on Form 10-Q.

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

Because of these risks, uncertainties, and assumptions and the fact that any forward-looking statements made by HickoryTech and its management are based on estimates, projections, beliefs, and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligations to update any forward-looking information, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Overview-Trends

We operate in two business segments: the Telecom Sector and the Enventis Sector. The Telecom Sector leverages more than 110 years of experience providing communications solutions to business and residential customers in southern Minnesota, and northwestern and central Iowa. In our Telecom sector we offer local voice, long distance, high-speed internet, Digital TV and high-capacity data transmission service. Additionally, we offer integrated communication business solutions and own fiber optic infrastructure. The Telecom Sector’s National Independent Billing Inc. (NIBI) division develops telecom and carrier access billing and customer management software for our internal operations and external customers. The Enventis Sector serves businesses of all sizes across a five-state region specializing in providing integrated voice, data and network communications solutions. In addition to providing capacity on its statewide fiber optic network, Enventis provides Internet protocol (“IP”) telephony, transport, data and network integration services that combine voice and data into a single platform. Since 1997, Enventis, a Cisco Gold Certified Partner, has distributed Cisco Systems communications and data equipment for a broad spectrum of business clients.

Net income totaled $6,106,000 in the third quarter of 2009 up substantially from the $2,072,000 reported in the same quarter of last year and up from the $2,117,000 of the second quarter of 2009. A reduction of income taxes accrued, which related to the expiration of a statute of limitations added $4,454,000 to third quarter net income. Without the benefit of this income tax reduction, net income in the third quarter of 2009 would have been $1,652,000, down $420,000 or 20.3% compared to the third quarter of 2008.

In the third quarter of 2009 we were able to continue the strong growth from our Enventis transport services business and deliver solid results within our Telecom sector partially offsetting the 43.7% decline in equipment revenue that we experienced within our Enventis Network Services business. The hesitancy of our customers to commit to purchases in the current marketplace has had a significant impact on our consolidated net income. The reduction in the contribution to operating income from our Enventis Network Services equipment product line represents 85% of the overall decrease in consolidated operating income for the third quarter.

Through the combination of aggressive management of accounts receivable and inventory, organization-wide focus on operating efficiencies and expense management and specific cost controlling management actions we have been able to strengthen our balance sheet in 2009. At September 30, 2009 we have $7,309,000 in cash on hand after fully funding our CP Telecom acquisition totaling $6,625,000, which closed on August 1, 2009.

Sector Results of Operations

Telecom Sector
The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008
Revenue before intersegment eliminations

Revenue
Local Service	$3,802	$4,079	$11,559	$12,296
Network Access	5,993	6,752	18,158	19,529
Long Distance	872	1,097	2,930	3,484
Data	1,949	1,877	5,724	5,628
Internet	1,233	1,211	3,739	3,478
Digital TV	1,128	871	3,216	2,473
Directory	971	1,081	3,071	3,085
Bill Processing	849	1,058	2,479	2,557
Intersegment	367	174	844	465
Other	649	732	2,023	2,521
Total Telecom Revenue	$17,813	$18,932	$53,743	$55,516

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,446	$18,758	$52,899	$55,051
Intersegment	367	174	844	465
	17,813	18,932	53,743	55,516

Cost of services (excluding depreciation and amortization)	7,668	7,958	22,684	23,450
Selling, general and administrative expenses	2,882	3,470	8,756	10,075
Depreciation and amortization	3,856	4,059	11,803	11,993
Total Telecom costs and expenses	14,406	15,487	43,243	45,518

Operating Income	$3,407	$3,445	$10,500	$9,998

Net income	$2,016	$2,033	$6,199	$5,848

Capital expenditures	$2,589	$3,117	$6,375	$8,082

Key metrics
Business access lines	25,542	26,350
Residential access lines	31,385	35,115
Total access lines	56,927	61,465
Long distance customers	36,761	39,533
Digital Subscriber Line customers	19,511	18,519
Digital TV customers	9,386	7,882

Revenue

Local Service. We receive monthly recurring revenue for local voice telephone service, enhanced calling features, local private lines and circuits, miscellaneous local services primarily from end-user customers, and reciprocal compensation from wireless carriers. Local service revenue was $3,802,000 which is down $277,000 or 6.8% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $11,559,000, which is down $737,000 or 6.0% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease was primarily due to a decrease in access lines of 4,538 or 7.4% from September 30, 2009 compared to September 30, 2008, offset by a local rate increase that was implemented in January 2009.

A large local business customer reconfigured its Mankato network service in the later part of 2008 impacting local service revenue by $109,000 and $352,000 for the three and nine months ended September 30, 2009 compared to September 30, 2008. Our local access line loss from September 30, 2009 compared to September 30, 2008 would have been 3,206 or 5.2% without the removal of these lines.

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

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools. The amount of revenue we have collectively received from all these sources for network access during the past two years has been impacted not only by industry trends of decreasing access lines and minutes of use, but also by periodic settlement of disputes with interexchange carriers.

Network access revenue was $5,993,000, which is down $759,000 or 11.2% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $18,158,000, which is down $1,371,000 or 7.0% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in residential and business access lines that we have experienced during the past year along with carriers optimizing their networks and lowering the demand for special access circuits has significantly impacted 2009 minutes of use and utilization on our network and likewise quarterly and year-to-date revenue. We expect our network access revenue to continue to decline due to the trend of decreasing access lines combined with the bi-annual interstate rate decrease which went into effect on July 1, 2009.

In October, 2009 we filed a collection action is US District court against an interexchange carrier. The suit is a result of non-payment of network access charges.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per call or flat-rate basis. This includes the provision of directory assistance, operator service, and long distance private lines. Long distance revenue was $872,000, which is down $225,000 or 20.5% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $2,930,000, which is down $554,000 or 15.9% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Long distance revenue provided through our Singlelink product is now recorded within our Enventis Sector to facilitate management of our small to medium business customer segment. This realignment lowered long distance revenue by $131,000 in the third quarter of 2009 and correspondingly increased Enventis services revenue. The decrease in revenue is also the result of the loss of 2,772 long distance customers or 7.0% in the customer base from September 30, 2009 compared to September 30, 2008, a growing number of residential customers selecting unlimited long distance calling plans, and to decreased rates per minute charged to customers due to aggressive competition in the markets we serve.

Data. We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the DSL access portion of traditional Telecom DSL service. Data revenue was $1,949,000, which is up $72,000 or 3.8% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $5,724,000, which is up $96,000 or 1.7% in nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase is primarily due to a 5.4% increase in DSL services reaching 19,511 customers as of September 30, 2009. As anticipated, revenue dollars have stabilized and growth rates have declined as our DSL markets have matured and our customers are replacing low speed DSL data circuits with higher speed DSL service and new technologies such as Ethernet and MPLS services.

Internet. We provide internet service to our dial-up and DSL subscribers as well as dedicated internet services for larger business customers. We receive revenue from various usage based and flat-rate packages based on the level of service, data speeds, and volume. Internet revenue was $1,233,000, which is up $22,000 or 1.8% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $3,739,000, which is up $261,000 or 7.5% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to the growth in dedicated Internet and high-speed internet from DSL which is a component of our DSL service which increased by 992 customers or 5.4%.

Digital TV. We receive monthly recurring revenue from our subscribers for the provision of commercial TV programming in competition with local cable TV, satellite dish TV, and on-air TV service providers. Digital TV revenue was $1,128,000, which is up $257,000 or 29.5% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $3,216,000, which is up $743,000 or 30.0% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in both periods is due to the increase in the customer base combined with an increase in rates charged to customers of approximately 5.5%.

The number of Digital TV customers grew by 1,504 or 19.1% from September 30, 2008 to September 30, 2009 due to continued expansion of our coverage area in our largest market of Mankato, MN, combined with the April 2009 launch of our Digital TV service to Mapleton, MN.  In August of 2009 we began offering Digital Video Recorder (DVR) services and interactive media to our Digital TV service in several communities.

Directory. We receive monthly recurring revenue from end-user subscribers for the yellow page advertising in our telephone directories. Directory revenue was $971,000, which is down $110,000 or 10.2% in the three months ended September 30, 2009. This decrease was the result of a lower demand for yellow-page advertising due to reductions in published advertising by local and national businesses. We anticipate that directory revenue will trend lower for the next three quarters as our directory cycle goes into effect in the beginning of the third quarter of each year.

Bill Processing. We provide data processing as a service to other telephone service providers. We collect a combination of monthly recurring revenues, software license fees, and integration services revenue from companies with whom we have established a long-term data processing relationship. NIBI bill processing revenue was $849,000, which is down $209,000 or 19.8% in the three months ended September 30, 2009. The decrease was primarily due to lower contracted services and data processing revenue offset by an increase in recurring support fees driven by recent sales of SuiteSolution®.

Other. Other revenue was $649,000, which is down $83,000 or 11.3% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $2,023,000, which is down $498,000 or 19.7% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in both periods was primarily due to:  1) a decrease in revenue from the provision of customer premise equipment of $97,000 in the three month period and $399,000 in the nine month period, 2) a decrease of $21,000 in the three month period and $199,000 in the nine month period from Add/Move/Change revenue, which is associated with customer premise equipment, and 3) an increase of $20,000 in the three month period and $97,000 in the nine month period from contract services revenue. The decline in customer premise equipment sales is driven by our decision to phase out sales of Nortel customer premise equipment in favor of the Cisco brand. All Cisco sales are reported within the Enventis Sector.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $7,668,000, which is down $290,000 or 3.6% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $22,684,000, which is down $766,000 or 3.3% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in both periods is driven by the combination of gains in operational efficiencies and management actions to limit or decrease expense growth throughout the Telecom Sector.

Selling, General and Administrative Expenses

Telecom selling, general and administrative expenses were $2,882,000, which is down $588,000 or 16.9% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and were $8,756,000, which is down $1,319,000 or 13.1% lower in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in both periods is impacted by lower allocated corporate expense, Telecom management actions reducing Telecom expenses and by general company cost control actions implemented across our organization. In 2009 we expect our selling, general and administrative expenses to remain at levels lower than those reported in 2008.

Year-to-date 2009 selling, general and administrative expenses were also favorably impacted by a $246,000 decrease in a specific market access fees related to the release of a contingent liability we had established related to a civil suit. In March of 2009, we received a favorable court ruling in an action filed by a municipality in 2008, and reversed a reserve for the contingent liability we had established for this action.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $3,856,000, which is down $203,000 or 5.0% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $11,803,000, which is down $190,000 or 1.6% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Increases in depreciation expense from new capital expenditures were totally offset in the third quarter and on a year-to-date basis by asset retirements and assets becoming fully depreciated.

Operating Income

Telecom Sector operating income was $3,407,000, which is down $38,000 or 1.1% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $10,500,000, which is up $502,000 or 5.0% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The year-to-date increase was primarily due to savings in cost of services and selling, general and administrative expenses due to enhanced cost management, partly offset by a slight decrease in revenue.

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008
Revenue before intersegment eliminations

Revenue
ENS equipment	$6,604	$11,725	$18,788	$34,602
ENS services	2,183	3,114	7,273	8,235
ETS services	8,675	6,263	21,812	17,617
Intersegment	106	138	389	404
Total Enventis revenue	$17,568	$21,240	$48,262	$60,858

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$17,462	$21,102	$47,873	$60,454
Intersegment	106	138	389	404
	17,568	21,240	48,262	60,858

Cost of sales, equipment
(excluding depreciation and amortization)	5,653	10,190	16,369	29,605
Cost of services
(excluding depreciation and amortization)	6,177	5,858	16,264	15,017
Selling, general and administrative expenses	2,756	2,411	7,439	7,151
Depreciation and amortization	1,459	1,158	3,809	3,203
Total Enventis costs and expenses	16,045	19,617	43,881	54,976

Operating income	$1,523	$1,623	$4,381	$5,882
Net income	$901	$959	$2,600	$3,453

Capital expenditures	$1,438	$1,338	$4,891	$4,315

We manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the relative contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended September 30				Nine Months Ended September 30
	Enterprise Network Services (ENS)		Enventis Transport Services (ETS)		Enterprise Network Services (ENS)		Enventis Transport Services (ETS)
(Dollars in thousands)	2009	2008	2009	2008	2009	2008	2009	2008

Revenue before intersegment eliminations:
Equipment	$6,604	$11,725	$-	$-	$18,788	$34,602	$-	$-
Service	2,183	3,114	8,675	6,263	7,273	8,235	21,812	17,617
Intersegment	-	-	106	138	-	-	389	404
Total Enventis revenue	$8,787	$14,839	$8,781	$6,401	$26,061	$42,837	$22,201	$18,021

Cost of sales, equipment
(excluding depreciation and amortization)	5,728	10,187	(75)	3	16,427	29,593	(58)	12
Cost of services
(excluding depreciation and amortization)	1,664	2,698	4,513	3,160	5,265	6,673	10,999	8,344
Selling, general and administrative expenses	1,303	1,295	1,453	1,116	3,802	3,827	3,637	3,324
Depreciation and amortization	121	122	1,338	1,036	307	366	3,502	2,837
Total costs and expenses	8,816	14,302	7,229	5,315	25,801	40,459	18,080	14,517

Operating income	$(29)	$537	$1,552	$1,086	$260	$2,378	$4,121	$3,504
Net income	$(17)	$316	$918	$643	$156	$1,394	$2,444	$2,059

Capital expenditures	$62	$163	$1,376	$1,175	$324	$452	$4,567	$3,863

Revenue

Enterprise Network Services (ENS) - Equipment. This revenue is generated primarily from the sale of telecommunications and data products provided by third party manufacturers. The customers are generally businesses of medium-to-enterprise size. Enterprise Network Services equipment revenue in the three months ended September 30, 2009 was $6,604,000, which is down $5,121,000 or 43.7% compared to the three months ended September 30, 2008 and was $18,788,000 in the nine months ended September 30, 2009, which is down $15,814,000 or 45.7% compared to the nine months ended September 30, 2008. Timing of delivery and performance related to large equipment sales and installations significantly impact quarterly and year-to-date operating results. Periods of increased or declining sales and system implementation – and the related revenue recognition – can lead to uneven results on a quarter-to-quarter basis. Due to the “one-time” nature of equipment sales, the ENS equipment revenue growth from period-to-period is dependent upon the addition of new customers to replace and exceed revenue received from existing customers. Sales activity began to slow down in the second half of 2008 due to our customers’ hesitancy to invest in capital equipment as a result of a nationwide economic slowdown. The trend has extended through the first three quarters of 2009. The nationwide economic conditions have increasingly affected our clients and those of other telecommunications distributors.

Enterprise Network Services (ENS) - Services. This revenue includes services such as network and equipment monitoring, maintenance, and equipment consulting and installation. Enterprise Network Services revenue earned in the three months ended September 30, 2009 was $2,183,000, which is down $931,000 or 29.9% compared to the three months ended September 30, 2008 and was $7,273,000 for the nine months ended September 30, 2009, which is down $962,000 or 11.7% compared to the nine months ended September 30, 2008. Services revenue during the second and third quarters of 2008 was unusually high, driven by contract services revenue associated with the design, configuration, and installation of voice and data equipment on large enterprise projects. Periods of increased or declining sales and service implementation - and the related revenue recognition – can lead to uneven results on a quarter-to-quarter basis. The economic downturn and resulting customers’ reluctance to invest in capital improvements to telecommunications and data processing systems has led to a decline in the related services revenue associated with design, configuration, and installation of equipment. In this economy, customers have also been reluctant to enter in to new service contracts related to monitoring and support and other ongoing services resulting in lower services revenue in this line of business.

Enventis Transport Services (ETS).  This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections through multi-year contracts with regional and national service providers as well as our hosted voice over internet protocol (“VOIP”) Singlelink™ product. Beginning on August 1, 2009 operating results of CP Telecom have been integrated into this product line. CP Telecom operations, acquired on August 1, 2009, provide voice, data, and internet services in the Minneapolis and Duluth areas. Enventis Transport Services revenue was $8,675,000 in the three months ended September 30, 2009, which is up $2,412,000 or 38.5% compared to the revenue earned in the three months ended September 30, 2008.  Enventis Transport Services revenue was $21,812,000 in the nine months ended September 30, 2009, which is up $4,195,000 or 23.8% compared to the nine months ended September 30, 2008. $1,566,000 of the increased revenue for both the three-month and nine-month periods is attributable to the newly acquired CP Telecom operations. Without the increase from CP Telecom, Enventis Transport Services revenue increased $846,000 or 13.5% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and $2,629,000 or 14.9% in the nine months ended September 30, 2009 compared to the same period in 2008. Increased demand across all ETS lines of business, especially our managed transport services, are driving new recurring revenue streams. Broadened availability of the Enventis Singlelink™ Unified Communications solution, our centrally managed and hosted VoIP-based communications system, is driving monthly recurring revenue from both the hosted and transport components of this service. In addition, long distance revenue provided through Singlelink is now recorded within this product line to better reflect overall results of our small-to-medium business customer segment. Singlelink long distance revenue represents $131,000 of the increase in the third quarter of 2009.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $5,653,000 in the three months ended September 30, 2009, which is down $4,537,000 or 44.5% compared to cost of sales in the three months ended September 30, 2008 and was $16,369,000 which is down $13,236,000 or 44.7% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cost of sales for the Enventis Sector includes costs of equipment and materials associated with procurement and installation of products for customers, which decreased significantly in both periods related to the decline in equipment sales. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization).

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $6,177,000 in the three months ended September 30, 2009, which is up $319,000 or 5.4% compared to cost of services in the three months ended September 30, 2008 and was $16,264,000 in the nine months ended September 30, 2009, which is up $1,247,000 or 8.3% compared to the nine months ended September 30, 2008. Costs of services related to our newly-acquired CP Telecom business accounted for $939,000 of the increase for both the three-month and nine-month periods. Without CP Telecom costs, Enventis Sector cost of services (excluding depreciation and amortization) was $5,238,000 in the three months ended September 30, 2009 which is down $620,000 or 10.6% compared to the three months ended September 30, 2008 and was $15,325,000 in the nine months ended September 30, 2009 which is up $308,000 or 2.1% from the same period in 2008.  Increased circuit expenses (including CP Telecom) accounted for $985,000, or 79% of the overall increase seen in cost of services on a year-to-date comparison and is driven by the increased demand for our transport products.

Partly offsetting this volume-driven circuit cost increase is a reduction in our costs for contract labor. Contract labor costs are incurred in high-demand periods to supplement our internal service staff.  Due to the decline in demand, contract labor costs were reduced by $567,000 and $782,000 for the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008. Remaining contract labor costs are incurred solely for specific high-margin business opportunities.

In June of 2008, we began to increase our staffing and associated costs related to our strategic initiative to increase our recurring service revenue capability within the Enventis Sector. As of September 30, 2009, our wages and benefit expense levels remain higher than comparable periods in 2008; however, in the second quarter of this year we reduced our workforce within the Enterprise Network Services product line to recognize the decline in demand for these services. This was driven by the nationwide economic slowdown and the hesitancy of our customers to invest in capital equipment.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $2,756,000 in the three months ended September 30, 2009, which is up $345,000 or 14.3% compared to the three months ended September 30, 2008 and was $7,439,000 in the nine months ended September 30, 2009 which is up $288,000 or 4.0% compared to the nine months ended September 30, 2008. These increases are directly attributable to supporting the newly-acquired CP Telecom operations. Absent these costs, Enventis Sector selling, general, and administrative expenses were relatively flat in the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $1,459,000, which is up $301,000 or 26.0% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $3,809,000, which is up $606,000 or 18.9% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily due to increased capital investment in our Enventis network during 2009 and 2008 supporting the growth in our Enventis Transport Service product line. Also contributing to the increase for both periods is $187,000 in depreciation on CP Telecom assets.

Enventis Sector amortization was $271,000, which is up $9,000 or 3.4% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and was $696,000, which is down $91,000 or 11.6% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Amortization of intangibles related to the CP Telecom acquisition was $59,000 in the three-month and nine-month periods ended September 30, 2009.  Without this amortization, total amortization expense for the three-month and nine-month periods ended September 30, 2009 was $212,000 and $637,000, respectively, down $50,000 and $150,000 from the same respective periods in 2008. These declines represent the amortization attributed to specific intangible assets related to the Enventis acquisition in 2005, which became fully amortized at December 31, 2008.

Operating Income

Enventis Sector operating income during the three months ended September 30, 2009 was $1,523,000, which is down $100,000 or 6.2% compared to the operating income for the three months ended September 30, 2008. Enventis Sector operating income during the nine months ended September 30, 2009 was $4,381,000, which is down $1,501,000 or 25.5% compared to the nine months ended September 30, 2008. This decrease was primarily driven by the impact of the general economic downturn on our Enterprise Network Service line of business which we began to experience in the second half of 2008. These effects have been partially offset by the growth in the Enventis Transport Services.

Consolidated Results

Interest Expense

Consolidated interest expense was $1,728,000 which is down $146,000 or 7.8% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Interest expense was $5,155,000, which is up $106,000 or 2.1% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Amortization of a previous gain of $664,000 was recognized as an offset to interest expense in the nine months ended September 30, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.” Excluding amortization of $664,000, interest expense would have decreased $558,000 in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the decrease in our long-term debt balance. The outstanding balance of our debt obligations (long-term and current portion) has decreased $6,494,000 from $131,421,000 at September 30, 2008 to $124,927,000 as of September 30, 2009.

Income Taxes

The effective income tax rate for the third quarter of 2009 is approximately (104.9%) as a result of the release of income tax reserves and associated interest during the quarter.  Excluding the impact of the release of income tax reserves, the effective income tax rate from operations is approximately 44.6% for the third quarter of 2009 as compared to 41.2% for the third quarter of 2008. The effective tax rate from operations exceeds the federal statutory rate primarily due to state income taxes, accrued interest expense on unrecognized tax benefits and non-deductible acquisition costs. Although it is expected that the effective tax rate of the next fiscal quarter will return to historical levels of approximately 41% – 42%, the annual 2009 effective tax rate will continue to be significantly affected by the $4,454,000 reduction of income taxes accrued in the third quarter of 2009.

Liquidity and Capital Resources

Capital Structure

HickoryTech’s total capitalization (long-term and short-term debt obligations plus shareholders’ equity) was $161,131,000 at September 30, 2009, reflecting 22% equity and 78% debt. This compares to total capitalization of $156,754,000 at December 31, 2008, reflecting 19.0% equity and 81.0% debt. In the telecommunications industry debt financing is most often based on operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 3.1 times debt to Earnings Before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends, if they continue to be declared at recent quarterly rates, for the next 12 months. We employ an extended term payable financing arrangement for inventory purchases in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,991,000 and $10,474,000 as of September 30, 2009 and December 31, 2008, respectively, is not considered to be part of our capitalization and has been excluded from the above amounts.

Overview

We expect our liquidity needs to arise from payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures to maintain our telecommunications infrastructure. We use our cash on hand to manage the temporary increases and decreases in our cash liquidity, and can utilize our senior revolving credit facility for more significant fluctuations in cash flow needs caused by growth initiatives.

Unfavorable general economic conditions, including the current economic recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of September 30, 2009 and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

The following table summarizes our cash flow:

	Nine Months Ended
(Dollars in thousands)	September 30
	2009	2008
Net cash provided by (used for):
Operating activities	$34,336	$20,009
Investing activities	(17,956)	(12,175)
Financing activities	(10,697)	(6,506)
Increase in cash and cash equivalents	$5,683	$1,328

Cash Flows

Cash generated from operations, as defined by the Consolidated Statement of Cash Flows under GAAP was $34,336,000 in the first nine months of 2009 compared to $20,009,000 in the first nine months of 2008. Cash provided by operations in the first nine months of 2009 and 2008 was primarily attributable to net income plus non-cash expenses for depreciation and amortization. Through a combination of aggressive management of accounts receivable and inventory, organization-wide focus on operating efficiencies and expense management and specific cost controlling management actions we have been able to generate cash to be used in growth initiatives.

Cash used in investing activities was $17,956,000 in the first nine months of 2009 compared to $12,175,000 in the first nine months of 2008 due to our acquisition of CP Telecom. We funded this acquisition with cash on hand. Capital spending decreased $1,085,000 during the first nine months of 2009 compared to the first nine months of 2008 due to our concentrated effort to reduce maintenance capital and focus spending on revenue generating products, services, and key strategic initiatives. We anticipate the level of total capital spending in 2009 to be comparable with the level of capital spending experienced in 2008.

Cash used in financing activities in the first nine months of 2009 was $10,697,000 compared to $6,506,000 during the first nine months of 2008. In 2009, we have been able to facilitate our overall cash needs for operations and our recent acquisition without incurring additional debt. Our credit facility and capital lease obligations have been reduced by $2,078,000 in 2009. We anticipate that in the absence of a new growth initiative we will maintain our current debt level while generating cash from operations in excess of our anticipated capital outflows. We have $30,000,000 of unused availability under our senior credit facility.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $9,048,000 as of September 30, 2009, compared to working capital of $12,311,000 as of December 31, 2008. The decrease in working capital is due to cash disbursed to fund the acquisition of CP Telecom significantly offsetting reductions in accounts receivable and inventory through aggressive collections and improved inventory management practices. The ratio of current assets to current liabilities was 1.3 and 1.4 as of September 30, 2009 and December 31, 2008, respectively.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from Hickory Tech Corporation. The financing agreement provides 60 day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $6,991,000 at September 30, 2009 and $10,474,000 at December 31, 2008. These balances are classified as current liabilities in the accompanying balance sheets.

Long-Term Debt Obligations

Our long-term obligations as of September 30, 2009 were $123,394,000, excluding current maturities of $1,300,000 on debt and of $233,000 on capital leases. Long-term obligations as of December 31, 2008, were $125,384,000 excluding current maturities of $1,300,000 on debt and of $321,000 on capital leases. Our overall debt balance represents the lowest level that we can maintain at this time without making permanent reductions in our available borrowing capacity.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $154,225,000 facility as of September 30, 2009 through normal quarterly amortization). The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component.

The term loan component of the credit facility is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $104,975,000 as of September 30, 2009, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from September 30, 2009 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $19,250,000 as of September 30, 2009 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from September 30, 2009 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio, and maximum capital expenditures. We were in full compliance with these ratios and tests as of September 30, 2009 as well as on December 31, 2008. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. HickoryTech has also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

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

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholder’s equity and is recognized in earnings when the term of a protection agreement is concluded. Amortization of a previous gain of $664,000 was recognized as an offset to interest expense in the nine months ended September 30, 2008 due to the termination of two interest-rate swap agreements with original maturities ending in June of 2008. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.”

Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2009, our interest expense would have increased $20,000.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were effective provided that the evaluation did not include an assessment of the effectiveness of the internal control over financial reporting for our CP Telecom operations which were acquired on August 1, 2009. Our disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our existing control environment will incorporate CP Telecom as we complete the integration of operational processes and procedures.

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

Dated: October 29, 2009
HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer