Form 10-K
HICKORY TECH CORP
filed 2010-03-02
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ending December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12  months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, a non-accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer      ☑ Accelerated filer     ☐ Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

The number of shares of the registrant's common stock, no par value, outstanding as of February 26, 2010 was 13,120,514. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was $94,526,070 based on the closing sale price of $7.68 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

SIGNATURES

 Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2009 Annual Report on Form 10-K (“Report”) and other documents filed by HickoryTech Corporation under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors” beginning on page 13.

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

PART I

Website Access to Securities and Exchange Commission Reports

Our website at www.hickorytech.com provides information about our products and services, along with general information about HickoryTech and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 can be obtained, free of charge, as soon as reasonably practical after such material is electronically filed, or furnished to the Securities and Exchange Commission. To obtain this information visit our website noted above and click on “Investor Relations,” or call (507) 387-3355.

Item 1.  Business

“HickoryTech” or the “Company” refers to Hickory Tech Corporation alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “our,” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider in the markets we serve. In business for more than 110 years, the corporation is headquartered in Mankato, Minnesota, and has a regional fiber network with facilities-based operations in Minnesota and Iowa. We currently operate in two principal business segments: Enventis Sector and Telecom Sector. The Company trades on the Nasdaq Stock Exchange, symbol: HTCO.

Our Enventis Sector began when we purchased Enventis Telecom on December 30, 2005. Today, Enventis serves business customers across a five-state region with Internet protocol (“IP”) based voice, transport, data and network solutions, managed services, network integration and support services. Through its regional fiber network Enventis provides wholesale services to regional and national service providers, such as interexchange and wireless carriers within the telecommunications business. Enventis also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest. Enventis is focused on providing services specifically to business customers.

Our Telecom Sector provides bundled residential and business services, including high-speed Internet, digital TV and voice services in its legacy telecom markets. Telecom is comprised of two market segments. The first market includes the operation of local telephone companies or incumbent local exchange carriers (“ILEC”).  The second Telecom market segment is the operation of a competitive local exchange carrier (“CLEC”). Our original business consisted of the operation of a single ILEC and began in 1898. In 1985, we formed HickoryTech Corporation as a holding company for our current ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides the competitive services of local service, long distance, high-speed Internet access, Digital Subscriber Line (“DSL”) and digital TV. All of our Telecom operations are operated as one integrated unit.

The data processing services provided by our subsidiary, National Independent Billing, Inc. (“NIBI”) are also part of our Telecom Sector. The ILECs and CLEC we operate within the Telecom segment are the primary internal users of NIBI. NIBI activities are of strategic value to us, primarily because of the support services it provides to our telecom companies. NIBI also sells its services externally to other companies in the telecommunications industry. The goals, objectives and management of the NIBI product line are closely aligned with, and its operating results included with, those of our Telecom Sector.

Our operations are currently conducted through the following eight subsidiaries:

   Enventis Sector
•	Enventis Telecom, Inc. (“Enventis”)
•	CP Telecom Inc. (“CP Telecom”)

   Telecom Sector
•	Mankato Citizens Telephone Company (“MCTC”)
•	Mid-Communications, Inc. (“Mid-Com”)
•	Heartland Telecommunications Company of Iowa, Inc. (“Heartland”)
•	Cable Network, Inc. (“CNI”)
•	Crystal Communications, Inc. (“Crystal”)
•	National Independent Billing, Inc. (“NIBI”)

Enventis

We acquired Enventis on December 30, 2005. Through Enventis, we provide integrated data services and offer fiber optic-based communications including IP-based voice, data and network solutions to business customers in the Upper Midwest. Enventis Sector revenue has exceeded 50% of our Company revenue in two of the last three years and we expect to continue to grow these revenue streams.

    Enventis’ product portfolio includes:
•	Fiber and data networks
•	Voice and data services
•	Managed and hosted services
•	Unified Communications and equipment
•	Data center services
•	Security
•	Total care support and monitoring
•	Professional services

Enventis owns or has long-term leases to approximately 1,500 route miles of fiber optic cable and has extensive local fiber optic rings that directly connect the Enventis network with its larger clients (e.g. interexchange carriers, wireless carriers, retail, health care, government and education customers, etc.). Other local fiber rings connect the Enventis network to the local telephone central offices. These connections allow Enventis to utilize telecommunication providers’ connections, when company owned facilities are not available to access its smaller clients. Enventis serves customers through interconnections that are primarily leased from third parties (commonly referred to as “the last mile”).

Enventis’ product portfolio includes SingleLink® Unified Communications (“SingleLink”), a hosted or managed IP communications service that includes local and long distance voice, business IP telephony via a hosted IP private branch exchange, unified messaging and dedicated Internet access. This product is focused primarily at small to medium sized business but also has enterprise customer applications.

Through its equipment revenue product line, Enventis has business relationships with Cisco Systems, Inc. and is certified by Cisco as a Gold Partner. The relationship with Cisco Systems, Inc. is a strategic partnership between Cisco (as the supplier) and Enventis (as the distributor). Enventis provides converged IP services that allow all communications (e.g. voice, video and data) to use the same IP data infrastructure.

In August 2009, we acquired Computer Pro Inc., dba CP Telecom, a privately held facilities-based telecom provider, serving Minneapolis, St. Paul and northern Minnesota, for $6.6 million, plus routine working capital adjustments. The operations of CP Telecom are included in the Enventis Sector. CP Telecom operations in Minneapolis and Duluth, Minnesota provide voice, data and Internet services. CP Telecom operates in 23 colocations throughout Minnesota, ten of which we did not have a presence in prior to the acquisition and five that brought enhanced functionality to Enventis’ product portfolio. CP Telecom’s assets include long-term rights to a fiber network encompassing Minneapolis and St. Paul as well as soft switching technology. The acquisition aligned with our strategic direction as it enhances our focus on the small and medium sized business customer, expanded our business product portfolio, and further developed our agent sales channel program.

Enventis has authority to operate from the public utility commissions in the majority of states in the U.S. for interexchange carrier (private line or long distance) services and, where necessary, has or is seeking authority in states to provide regulated services to augment our hosted voice over Internet protocol (“VoIP”) service. Services provided by Enventis compete directly with those from ILECs and other communications providers in the area in which it operates. Enventis is not dependent upon any single customer or small group of customers. No single customer accounts for more than 10% or more of this sector’s revenue.

Enventis has Minnesota offices located in Plymouth, Minneapolis, Duluth and Rochester and operates data centers in Edina, Duluth and Mankato.

Telecom

The Telecom Sector provides local telephone service, long distance, calling features and broadband services. As an auxiliary business, the data processing services of NIBI are also included within the Telecom Sector.

Telecom includes three ILECs: MCTC, Mid-Com and Heartland. MCTC and Mid-Com provide telephone service in south central Minnesota, specifically the Mankato, Minnesota region, and 11 rural communities surrounding Mankato. Heartland, our third ILEC, provides telephone service for 11 rural communities in northwest Iowa. In total, there are 23 ILEC exchanges within our Telecom Sector. Telecom also includes a CLEC, Crystal, which began operations in January 1998 and provides competitive services in south central Minnesota and near Des Moines, Iowa. There are eight Minnesota CLEC exchanges and two Iowa CLEC exchanges in our Telecom Sector.

NIBI, an auxiliary part of the Telecom Sector, provides data processing and related services for our affiliated companies, as well as for other ILECs, CLECs, interexchange network carriers, wireless companies and cable TV providers throughout the United States and Canada.

Telecom owns and operates a 900 mile fiber optic network and facilities in Minnesota. These facilities are used to transport interexchange communications as a service to telecommunications customers. We operate an unregulated carrier company, CNI, to administer part of this southern Minnesota fiber network. Our Minnesota ILECs and CLEC are the primary users of these fiber optic cable facilities in the Telecom Sector.

Telecom derives its principal revenue and income from local services charged to subscribers in its service area, access services charged to interexchange carriers and the operation of a toll tandem-switching center in Mankato, Minnesota. The local and interexchange telephone services for our telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. Interexchange telephone access is provided by our subsidiaries by connecting the communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end-users through its switched networks or private lines.

As local exchange telephone companies, we provide end office switching and dedicated circuits to long distance interexchange carriers. These relationships allow our telephone subscribers to place long distance telephone calls to other networks. We provide interexchange access to our network for interexchange carriers to conduct long distance business with individual customers who select a long distance carrier for termination of calls to all customers. This interexchange access business is separate and distinct from our own long distance retail service, which is operated through Crystal.

Our Telecom subsidiaries are not dependent upon any single customer or small group of customers. No single customer or long distance interexchange carrier accounts for 10% or more of our consolidated revenue.

Business Strategy

Our vision is to be the leader in connecting business and consumers with advanced, integrated communications solutions in the regions we serve. In fiscal 2009, we established a long-term growth strategy for our company.  This growth plan will continue to focus on the growth of broadband services and the profitability of our Telecom Sector, while making strategic investments to significantly grow the Enventis business-to-business and wholesale segment. While we realize there is some risk in this strategy (see “Risks Related to Our Business”), we believe this plan could generate long-term success for us. This success depends on the following strategies:

•
Execute on our local market strategy. We will continue to leverage the HickoryTech brand and its strong reputation in our legacy markets and offer a competitive, multi-service bundle of voice, high-speed Internet and in many markets digital TV. We will manage the decline in Telecom network access and local service revenues by offering value-added services such as higher Internet speeds and localized content along with unparalleled customer service as a competitive differentiator.

•
Develop and deploy advanced communications technologies. We have and will continue to upgrade our networks to take advantage of the fastest growing areas of technology including advanced high-bandwidth capabilities and services, including expansion of our network for wholesale and retail customers, Fiber-to-the-Tower (“FTTT”) services for wireless carriers and last mile fiber builds to data centers and business customers. We believe our innovative technical capabilities and the use of VoIP technologies combined with our Total Care Support offering will allow us to attract and maintain clients by providing proactive monitoring and deployment of these services. Our enhanced SingleLink product, which provides customers with a single, centrally managed and hosted VoIP-based communications system, allows businesses to leverage the powerful benefits of integrated IP communications without the time and capital necessary for on-premise solutions.

•
Grow monthly recurring revenue services through business-to-business sales. Our focus remains on supporting business customers ranging in size from small to large enterprise businesses. We offer integrated communication solutions which include IP telephony, unified computing, transport and data and network integration services that combine voice and data into a single platform. The integration of CP Telecom into our Company has broadened our product and service offerings for small and medium business customers (“SMB”). We believe we have created a competitive advantage by utilizing a consultative sales approach and developing innovative and flexible solutions for our customers. We will further expand our SMB focus through the expansion of our local fiber network into cities in which we believe we can offer competitive services and take market share. We are able to do this by utilizing our IP expertise, leveraging our extensive fiber network and offering a full complement of high-quality products and services.

•
Maintain stable cash flows from operations and disciplined capital spending. Our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and support product lines that will over time generate cash flow well in excess of capital expenditure needs. We have allocated resources to maintain and upgrade our network while focusing on optimizing returns by completing strategic capital outlays that will make our network more efficient and cost effective while bringing a richer product and services portfolio to the markets we serve.

•
Grow through select strategic growth initiatives. We intend to continue to pursue a disciplined process of evaluating select acquisitions of businesses as well as organic growth opportunities of market expansion and/or products which are complementary to our business portfolio.

Revenue Sources

We currently divide our business into two reportable business segments: Enventis and Telecom. The following table summarizes our primary sources of revenue within these two segments for the past three years:

For Year Ended December 31	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Enventis:
Equipment Sales	$27,857	20%	$43,514	28%	$51,046	33%
Equipment Services	9,579	7%	12,387	8%	8,292	5%
Fiber and Data	31,247	22%	24,075	16%	20,464	13%
Telecom:
Local Service	15,322	11%	16,296	11%	17,089	11%
Network Access	24,157	17%	25,859	17%	30,892	20%
Broadband	12,114	9%	10,983	7%	9,173	6%
Internet	4,975	4%	4,723	3%	4,612	3%
Long Distance	3,791	3%	4,563	3%	5,068	3%
Other	10,060	7%	10,775	7%	10,013	6%
Total Revenue	$139,102	100%	$153,175	100%	$156,649	100%

Enventis Sector

Equipment Sales — We distribute communications and data processing equipment to customers to meet their unified communications, computing and data needs. This revenue is generated primarily through the invoicing of individual shipments of communication and data products provided by manufacturers. The customers are generally businesses of medium to enterprise size. Operating results generated from this line of business can fluctuate widely due to the non-recurring sales order nature of businesses.

Equipment Services — This revenue includes services such as network and equipment monitoring, maintenance and equipment installation and consulting.

Fiber and Data — We provide fiber-based transport for businesses, on a retail basis, and regional and national telecommunications carriers, wireless carriers and other communications providers on a wholesale basis. We create customer contracts based on individual customer needs. This revenue is primarily of a monthly recurring basis and consists of billing for the use of our fiber network and transport connections. It is primarily under multi-year contracts with either interexchange carriers or end-user businesses. The fiber and data product line also includes revenue from our SingleLink Unified Communications services and data and Internet services sold to small-to-medium size business customers.

Telecom Sector

Local Service — We receive recurring revenue for basic local services which enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from numerous custom calling features. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls from their wireless subscribers.

Network Access — We provide access services to other telecommunications carriers to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges to our end-user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the Federal Communications Commission (“FCC”). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to ILECs.

Broadband — We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes residential and business DSL access services, digital TV services, which are competitive services in our markets, and business Ethernet services. Our broadband services reflect our strategy to offer competitive integrated communication services and bundles to customers within our Telecom footprint.

Internet — We provide high-speed Internet services to business and residential customers. We receive revenue in various usage based and flat rate packages based on the level of service, data speeds and features. We also provide dial-up, email and web hosting services.

Long Distance — Our end-user customers are billed for toll or long distance service on either a per call or flat rate basis. This also includes the provision of directory assistance, operator service and long distance private lines.

Other — We generate revenue from directory publishing, customer premise equipment sales, bill processing, and add/move/change services. Our directory publishing revenue is monthly recurring revenue from end-user subscribers for yellow page advertising. Our bill processing revenue is generated from providing data processing as a service to other telephone service providers. We collect a combination of monthly recurring revenue, software license fees, and integration services revenue from companies with which we have established a long-term data processing relationship.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do. Our competitive advantages include superior services and support, better knowledge of and connection to the local markets and more flexible communications solutions than our larger competitors.

Enventis

Enventis competes with a variety of business-to-business service providers including: equipment providers, network providers, interexchange carriers, cable companies, Internet service providers (“ISP”), data hosting service providers, wireless providers and Value Added Resellers (“VARs”).  Aggressive competition exists in all product areas, and specifically the equipment portion of the Enventis product portfolio. Enventis is currently a Gold Certified Cisco Partner and maintains numerous certifications which demonstrate our expertise and provides us favorable pricing. Competition also comes from an emerging class of services under the heading of SaaS (“Software as a Service”) that will impact customer procurement of equipment. Enventis has a centrally managed and hosted solution, branded SingleLink, to address this trend. Enventis offers wholesale services including network transport services, Multi-Protocol Label Switching (“MPLS”), dedicated Internet access and Fiber-to-the-Tower. In our wholesale segment, we compete with regional and national carriers, cable companies and wireless service providers.

Telecom

Competition in our Telecom Sector has intensified within the past several years for end user services such as voice, broadband and transport services. We currently compete with cable providers, wireless providers, competitive telephone companies, long distance carriers, satellite providers, ISPs and VoIP providers. We focus on providing outstanding local customer support and competitive money saving bundles, which are customizable and allow customers to select the features, speeds and channels they desire.

We have and continue to expect to face increased competition from wireless carriers as technological developments in wireless features, applications, network capacity and economies of scale improve, providing our customers with alternatives to the traditional local telephone and broadband services we provide. Additionally, as consumers look to reduce expenses, they may be more inclined to discontinue their land line and maintain their wireless phone.

We also compete with companies that offer private lines in lieu of our switched voice services. Additionally, services provided by companies utilizing other Internet, wireline or wireless technologies permit the bypass of our local exchange network. These alternatives represent a potential threat to our local service and network access revenues.

Competition exists with the interexchange carriers’ services we provide, such as dedicated private lines, network switching and network routing. Our provision of these services is primarily month-to-month ordered from a tariff, which is a schedule of terms, rates and conditions approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services and as they make network rearrangements, our Telecom revenue may be reduced.

NIBI competes with approximately 20 other companies in North America that provide data processing and related services to telecommunications providers. Competition is based primarily on price, service and support.

Network Facilities

Our fiber network is one of the most extensive in Minnesota encompassing more than 2,400 miles of fiber optic cable. Our network has SONET based fiber throughout the state, metro rings in the major business centers and reaches more than 75% of Minnesota’s population. We have made significant investments in our network during the last several years adding technological augmentations such as MPLS along with an IP-based platform. Complementing our base network with IP-based services allows us to provide services such as Ethernet, VoIP, MPLS, and IP-based digital TV services. We continually upgrade bandwidth capacity across our network through tactics such as migrating our metro locations up to 10.0 gigabits, decentralizing our central office through use of new hubs and using fiber to the home in targeted new construction areas.

Interconnection agreements with local, regional, national and global carriers allow us to extend our network and provide complete solutions for companies nationwide, and broaden the availability of our hosted communications service, SingleLink. We maintain a 24x7x365 level of support to our network customers through our Network Operations Center, located in Mankato, Minnesota.

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. Our Telecom Sector relies upon one vendor to supply a key piece of equipment to support our digital TV product in markets that do not utilize our IPTV platform. We are currently working with other vendors to potentially supply this equipment. Our central office switches are supplied by Nortel. A majority of the equipment sold in our Enventis Sector is supplied by Cisco. Nortel and Cisco are leading suppliers of communications and data equipment.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on us can be predicted at this time. Regulation can change rapidly in the telecommunications industry and these changes may have an adverse effect on us in the future. See “Risk Factors — Risks related to Regulations” on pages 16 to 18 for a further discussion of the risks associated with regulatory change.

Overview

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and also by municipal franchise agreements. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an incumbent or competitive carrier.

MCTC, Mid-Com and Heartland are ILECs. MCTC and MidCom are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (“MPUC”). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board (“IUB”). Due to the size of our ILEC companies, neither the MPUC nor the IUB regulates their rates of return or profits. In Minnesota, regulators monitor MCTC and Mid-Com price and service levels. In Iowa, Heartland is not price-regulated. Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

Crystal, Enventis and CP Telecom are CLECs. Our CLECs provide services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions.

Internet access (dial-up or high speed) is unregulated at both the state and federal levels.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 as amended, which requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The Federal Communications Act of 1934 also requires FCC approval before we transfer control of our operating companies, assign, acquire or transfer licenses or authorizations issued by the FCC, or before we discontinue any interstate service. The Federal Communications Act of 1934 was amended by the Telecommunications Act of 1996, which had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits which connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates, which are billed to other carriers, are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs including Enventis and CP Telecom charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a subscriber line charge as a flat rate on end user bills. The lower per-minute of-use access rate combined with overall lower minutes of use on our network due to competition has resulted in a decrease in network access revenue, which may continue. Traffic sensitive interstate rates were last established in June 2009 for the period from June 30, 2009 through July 1, 2011.

Each of our ILECs determine interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by part 61.39 of the FCC rules, which applies only to service providers with fewer than 50,000 lines. Two of our ILECs (MCTC and Mid-Com), utilize an average schedule process and the concept of pooling with other ILECs in the National Exchange Carrier Association (“NECA”) to arrive at rates and fair compensation. Our third ILEC (Heartland) arrives at its interstate rates through a study of its own individual interstate costs. Intrastate access rates are governed by state utility commissions.

Interstate access rates for CLECs were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the incumbent carrier with whom the CLEC competes. Consequently, the rates charged by our facilities-based CLECs for switched access are significantly lower than the rates charged by our ILECs.

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

The MPUC has considered intrastate access reform and universal service for several years; however, there has not yet been action taken. In September 2008, the IUB issued an inquiry docket regarding establishing a state Universal Service Fund in Iowa. The IUB had previously not exercised oversight in the access rates of small local exchange carriers, but in January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. While this ruling may affect many Iowa LECs, it does not directly impact our Iowa ILEC or CLEC as we did not adopt the association tariff and further, the intrastate access rates of our companies are in line with the reduced rates ordered by the IUB. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In recent years, interexchange carriers and others have become more aggressive in disputing interstate carrier access charges and/or the applicability of access charges to their traffic. A prime example of this is the claim that companies who provide VOIP technology services are exempt from having to pay access charges. In 2005, the FCC ruled that it was impossible to separate VoIP traffic into interstate and intrastate jurisdictions, and therefore such providers would be regulated by the FCC and not by state regulatory commissions. In January 2009, the FCC declined to declare IP traffic as exempt from access charges. We believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or with their local exchange carriers. To date, no long distance or other carriers have made a claim to us contesting the applicability of access charges on VOIP traffic. We cannot predict such future claims and cannot estimate the impact.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2009, Telecom carrier access revenue represented approximately 17.4% of our operating revenue.

Universal Service

The Federal Universal Service Fund was established to overcome geographic differences in costs of providing service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The Telecommunications Act of 1996 required explicit Federal Universal Service Fund mechanisms and enlarged the scope of universal service to include four distinct programs:

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

Federal Universal Service Fund high cost payments are distributed by NECA and are only available to carriers that have been designated as Eligible Telecommunications Carriers by a state commission. Each of our ILECs has been designated as an Eligible Telecommunications Carrier. All Eligible Telecommunications Carriers must certify to their appropriate state regulatory commission that the funds they receive from the Federal Universal Service Fund are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. That certification is due to the FCC in October of each year in order for carriers to receive funding for the upcoming year. In 2006, both Minnesota and Iowa adopted more stringent guidelines for this determination as recommended by the FCC. To some extent, this increased level of scrutiny puts our receipt of Federal Universal Service Fund payments at risk each year.

We cannot predict the outcome of any FCC rulemaking or pending legislation. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal support received by our ILECs. For the year ended December 31, 2009, Federal Universal Service Fund payments represented 3.5% of our Telecom revenue and 1.8% of our total revenue.

The Telecommunications Act of 1996 and Local Competition

The primary goal of the Telecommunications Act of 1996 and the FCC’s rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The Telecommunications Act of 1996 imposes a number of requirements on all local telecommunications providers which include:

•	To interconnect directly or indirectly with other carriers,
•	To allow others to resell their services,
•	To provide for number portability, which allows end-users to retain their telephone number when changing providers,
•	To ensure dialing parity,
•	To ensure that competitor’s customers have nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing services, and
•
To allow competitors access to telephone poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

There is another tier of requirements under the Telecommunications Act of 1996 which apply to incumbent carriers that are not designated as “rural telephone companies.” Each of our ILECs is a rural telephone carrier and this designation can only be removed by a petition of a competing carrier to the state regulatory commission. Because no one has challenged our designation, our ILECs have not had to meet these requirements. If this designation was removed, our ILECs would be required to:

•	Provide non-discriminatory access to discrete parts of the network, such as local loops and transport facilities. These are referred to as unbundled network elements, and
•	Provide at rates, terms and conditions that are just, reasonable and non-discriminatory, physical co-location of equipment necessary for interconnection or access to unbundled network elements.

The unbundling requirements of the Telecommunications Act of 1996 have been some of the most controversial provisions of the Act and the rules implementing them have been revised by the FCC over the years. While our ILECs have not been required to unbundle their networks, our CLEC operating entities have taken advantage of the unbundling and colocation requirements and currently purchase both products in territories served by Qwest Communications.

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

Employees

We employ 448 employees, and the majority of these employees are based in Minnesota. A total of approximately 290 employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 93 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in the past 40 years and we consider our labor relations to be good.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. The HickoryTech logo, HickoryTech SuiteSolution, Enventis and Enventis SingleLink are registered trademarks of the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Item 1A.    Risk Factors

Our businesses face many risks, the most important of which we attempt to describe in the following section. If any of the events or circumstances described in the following risks actually occur, our business financial condition or results of operations may suffer and impact the trading price of our stock.

Risks Related to Our Business

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition. Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. In 2009, we experienced a decline in our Enventis equipment business as customers deferred capital investment. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Relating to our Indebtedness and Capital Structure,” due to turmoil in the credit markets and the decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services, our ability to offer bundled service packages on terms attractive to our customers, our ability to expand our Internet and digital TV offerings to new markets, our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers, our ability to provide fiber and data solutions and competitive IP services, including telecommunications and network solutions and the ability of our CLEC business to provide competitive local service in new markets.

Shifts in our product mix may result in declines in operating profitability. Our traditional ILEC services carry higher margins than many of our newer services. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Consolidation among our customers could result in our losing customers or experiencing a slowdown as integration takes place. Consolidation may impact our business as our customers focus on integrating their operations. We believe that in certain instances, customers engaged in integrating large-scale solutions may scale back their purchases of network equipment and services. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing. After consolidation occurs, there is no assurance that we will continue to supply equipment or network services to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the communications industry, we depend heavily on other telecommunications companies, network providers, and program service providers some of whom have exclusive rights to content and equipment vendors to deliver our services. Delays in the shipment of equipment or the loss of our principal equipment supplier could significantly impact our Enventis operations. In addition, we are dependent on easements, franchises and licenses from various private and public entities in order to construct and operate our networks. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial resources than us. Whether or not any particular acquisition is closed successfully, these activities are expensive and require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the FCC or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

If we are successful in closing acquisitions, we would face several risks associated with integration. In addition, any due diligence we perform may not prove to have been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience or in generating unexpected revenue and cash flow from the acquired companies or assets.

If we do pursue an acquisition or a strategic transaction and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

Risks Related to the Management of Our Operations

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss. Shortcomings or failures in our internal processes, people or systems could impair our liquidity, disrupt our business, result in liability to customers or regulatory intervention, damage our reputation or result in financial loss. For example, our telephone operations require a central switch to complete local and long distance phone calls to customers. An interruption in the switch operations could lead to interrupted service for customers. To be successful, we will need to continue providing our customers with a reliable and secure network. Disruptions or system failures may cause interruptions in service or reduced capacity for customers. Our inability to accommodate an increasing volume of transactions could constrain our ability to increase revenue and expand our businesses. Despite the existence of contingency plans and facilities, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which these businesses are located.

We operate our network and our business under contracts and franchises that are subject to non-renewal or termination. Our network operates pursuant to franchises, permits or rights from public and private entities, which are terminable if we fail to comply with material terms of the authority we receive. Many of these permits and contracts we utilize in our network, have fixed terms and must be renewed periodically. Our success is dependent on continuing these relationships without material increase in our expenses or restrictions on our use.

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in fines, penalties, and private litigation. Any such failure could adversely impact our business, financial condition and results of operations.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals in our telecommunication businesses, including telephone operations, fiber network sales and administration, billing software development and communications equipment sales and service. Technological advances require our employees to continually increase their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical and senior management in the future could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses and our success will depend, in part, upon our ability to retain or hire and integrate personnel from acquired businesses, who are critical to the continued success or the successful integration of these acquired businesses.

The loss of our certification as a Cisco Gold Partner, or by Cisco losing its position as a leading provider of technology solutions would adversely impact our Enventis operations. The majority of our Enventis equipment practice is based on the Cisco product line by which we provide communications and technological solutions for business customers. If Cisco equipment and technology fall out of favor in the marketplace, our success as a distributor may decline or be delayed as we seek alternative solutions. While Cisco has made no previous indication it would do so, it could suspend our Gold Partner program and affect our success as a leading distributor. It is also possible that we may lose the certified technicians who build the basis for our qualification as a Gold distributor. Our continued success in providing Cisco communications solutions would be adversely affected if we were not classified as a top-level distributor with Cisco and may cause us to change our business plan to be less dependent on equipment-related solutions.

We may have unanticipated increases in capital spending, operating or administrative costs, or seek new business opportunities that require significant up-front investments. We operate in cash-flow-dependent businesses. Our existing networks require large capitalized up-front investments for growth and maintenance. Our operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of telecommunications networks are large uses of cash. Our debt service obligation and any dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future plans, which could possibly affect our growth or ability to maintain our current network infrastructure.

Risks related to Regulations

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to extensive regulations that impact the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further impacting our operating costs or capital requirements in a manner that is adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause customer attrition, decrease our revenue, increase our costs and decrease our profitability.

Legislative or regulatory changes could reduce the revenue received from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 17.4% of our total revenue in 2009. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated in the past that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs.

We believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic,” due in part to advances in technology that have made it easier to use networks while avoiding payment for the traffic. As a general matter, we believe this phantom traffic is due to unintended usage and, in some cases, fraud. While we perform revenue assurance tests regularly, we are at risk for potential claims made against us contesting the applicability of network access charges. If there is a successful dispute or avoidance of the applicability of network access charges, our revenue could decrease causing a material impact to our operations.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive. The federal system of subsidies, from which we derive a portion of our revenue, is subject to modification. Our ILEC operations received the following federal subsidy payments.

•	For the year ended December 31, 2009, we received an aggregate of $2,479,000 from the Federal Universal Service Fund, which comprised 1.8% of our revenue for the year.
•	For the year ended December 31, 2008, we received an aggregate of $2,699,000 from the Federal Universal Service Fund, which comprised 1.8% of our revenue for the year.
•	For the year ended December 31, 2007, we received an aggregate of $3,268,000 from the Federal Universal Service Fund, which comprised 2.1% of our revenue for the year.

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

In addition, under the Telecommunications Act of 1996, our competitors may obtain the same level of Federal Universal Service Fund subsidies we do if the MPUC or IUB, as applicable, determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act of 1996 and the FCC. Under current rules, any such payments to our competitors would not affect the level of subsidies received by our ILEC and CLEC operations, but they would facilitate competitive entry into our ILEC and CLEC service areas and we may not be able to compete as effectively or otherwise continue to operate as profitably. Because of the growing number of competitors receiving Universal Service Fund subsidies, the FCC is considering universal service reforms to limit the size of the fund.

Legislative and regulatory changes in the telecommunications industry could raise our costs by facilitating greater competition against us and reduce potential revenue. Legislative and regulatory changes in the telecommunications industry could adversely affect our business by facilitating greater competition, reducing our revenue or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services.

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

Our operations are subject to environmental, health and safety laws and regulation that increase our costs of operations and could subject us to liability. Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety that could adversely affect our profitability. We operate under a number of environmental and health and safety laws, including laws and regulations governing and creating liability to, the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. We are subject to environmental laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including the following:

•
Under certain environmental laws, we could be held liable, jointly and severely and without regard to fault, for the costs of investigating and the remediation of any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites,

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

The high cost of regulatory compliance could make it more difficult for us to enter new markets, make acquisitions or change our prices. Regulatory compliance results in significant costs for us and diverts the time and effort of our management and officers away from running the business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete effectively if we try to provide services, such as long distance services, in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.

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

We may incur significant costs from lawsuits and regulatory inquiries. Any such claims or regulatory inquiries, whether successful or not, may require us to devote significant amounts of monetary or human resources to defend ourselves. It could be necessary to spend significant amounts on our legal defense and senior management may be required to divert their attention which could detract from their ability to run our business. If as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Our Capital Structure

We have a large balance of senior bank debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund our operations. We have senior bank debt outstanding under long-term financing agreements. As of December 31, 2009, we had $120,491,000 of total long-term debt outstanding, including current maturities. The degree to which we are leveraged could have important consequences including:

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

We may not be able to refinance our current debt on favorable terms. Most of the indebtedness under our credit facility matures in 2012 and we would anticipate refinancing in the year 2011. Due to turmoil in the credit markets and the economic conditions impacting our business, we may not be able to refinance maturing debt on terms that are as favorable as those we are benefiting from now, on terms that are acceptable to us or at all.

If we seek additional financing, we may not be able to obtain it on favorable terms, or at all, and our shareholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources, which include our ability to generate net cash in-flow from our operations, our credit facility, existing cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic growth opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates that could adversely affect our results of operations and financial condition. Although we attempt to reduce this risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. In March 2007, we entered into an interest rate protection agreement which matures in March 2010 on approximately $60,000,000 of our variable-interest rate debt in order to manage our exposure to interest rate movements. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010. In March 2009, we entered into an interest-rate swap agreement, effectively locking in the interest rate on $80,000,000 of variable-interest rate debt from March 2010 to September 2011. If interest rates fail to rise as anticipated when the instruments were acquired, we will experience higher-than-market-rate interest expense and would have paid for protection that wasn’t needed. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2011. This could affect our future interest expense level. In addition, we have a fixed interest rate lock on $19,200,000 of our variable interest rate debt which expires in February 2010. We are subject to the same positive or negative impacts relative to variable rate alternatives as described above for our use of derivative instruments.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our subsidiaries that are restricted by these agreements to:

•	Incur additional debt and issue preferred stock,
•	The payment of dividends on, and purchase or redemption of, capital stock,
•	Make investments in excess of a threshold,
•	Make capital expenditures in excess of a threshold,
•	Create liens on our assets,
•	Sell certain assets,
•	Engage in some transactions with affiliates,
•	Engage in business other than telecommunications businesses, and
•	Make other restricted payments, including payments in connection with investments and acquisitions in excess of a threshold.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and minimum interest coverage ratios and to satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. Our ability to comply with the ratios may be affected by events beyond our control including prevailing economic, financial and industry conditions.

A breach of any of these covenants contained in our credit agreement could result in a default under our credit facilities. If we were to default, the lenders could elect to declare all amounts outstanding under the credit facilities to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay the money in full owed to the lenders or to our other debt holders.

Our lenders may not be able to fund cash draws under our credit facility. We have binding contracts with six entities upon which we depend for our daily supply of cash. Five entities are in our senior credit facility;   CoBank ACB, Rural Telephone Finance Cooperative, Wachovia Bank NA (a Wells Fargo Company), US Bank NA and General Electric Capital Corporation. These entities operate under a common syndicate agreement using unified terms and conditions. The sixth entity is General Electric Commercial Distribution Finance Corporation with whom we operate a wholesale financing agreement to fund inventory purchased from certain vendors, in an extended term payable arrangement. It provides 60 days interest free payment terms for Enventis working capital purposes. In spite of the contractual obligation of these institutions to perform under the financing agreement, and in spite of our attempts to remain informed of the capability of these institutions to perform their functions for us, we may learn that our request for cash on any given day cannot be fulfilled.

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

In the future it may become necessary for us to offer equipment financing to some of our customers to remain competitive. If we offer such financing, it would be our intent to sell all or a portion of the financing receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

A failure to maintain effective internal controls could adversely affect our business. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, which may include increased accounting fees and increased staffing levels, in order to maintain compliance with the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of other companies that we may acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our ability to pay dividends, and our board of directors’ determination to maintain our past dividend payment practices, will depend on numerous factors, including the following:

•
The state of our business, the environment in which we operate and the various risk factors we face, including, but not limited to competition, technological change, industry change, regulatory and other risks summarized in this Annual Report on Form 10-K,

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

While our cash flow available to pay dividends for the year ended December 31, 2009 was sufficient to pay dividends in accordance with our past dividend payment practices, if our estimated cash flow were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

Anti-takeover provisions in our charter documents, our shareholder rights plan and Minnesota law could prevent or delay a change in control of our Company. Provisions of our articles of incorporation and bylaws, our shareholder rights plan (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable and may limit the market price for our common stock. These provisions include the following:

•	Authorization for our Board of Directors to issue preferred stock without shareholder approval,
•	Limitations on business combinations with interested shareholders, and
•	Advance notice requirements for shareholders proposals.

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

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

•	Due to our low liquidity of stock trading volume, any imbalance between period supply and demand in shares offered,
•	General economic conditions in the United States or internationally,
•	Our financial health and the financial health of our competitors or our customers,
•	Developments in telecommunications regulations,
•	Consolidation among our competitors or customers,
•	Rumors or speculation regarding our future business results and actions,
•	Increased competition with our competitors or among our customers,
•	Quarterly fluctuations in our financial results or the financial results of our competitors or customers,
•	Announcements of new products and services by us or our competitors, and
•	Disputes concerning intellectual property rights.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our business is primarily focused on the provision of service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2009, our gross property, plant and equipment consisted primarily of telephone switches, cable, fiber optic networks and network equipment. Our extensive fiber optic network is primarily owned, but we also have indefeasible rights to use and long-term leasing commitments to accentuate our owned network. It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas.

Our principal property locations are the following:

Enventis Sector
1.	Lease approximately 16,000 square feet of office space in Plymouth, Minnesota for general offices, technology services and system support.
2.	Lease approximately 9,300 square feet in Duluth, Minnesota for general offices.
3.	Lease approximately 1,700 square feet in Rochester, Minnesota for general offices and a network equipment facility.
4.	Lease approximately 5,550 square feet in Minneapolis, Minnesota for general offices.
5.	License approximately 2,200 square feet in Edina, Minnesota for a data center.
6.	Utilize approximately 2,200 square feet secured space within our headquarters building in Mankato, Minnesota for a data center.
7.	License approximately 400 square feet in Duluth, Minnesota for a data center.

Telecom Sector
1.
General offices and our principal central office exchange building are located in downtown Mankato, Minnesota. This facility, built in 1963, is owned and is a three-level brick and stone building containing approximately 60,000 square feet of floor space.

2.
Our main operations center, built in 1996, is owned and located in Mankato, Minnesota. This operations center is a two-story concrete building containing approximately 48,000 square feet. The warehouse portion of the building is used to store vehicles and supplies and is also used as office space for engineers and technicians.

3.
Central office equipment is located in a one-story brick structure in Rock Rapids, Iowa containing approximately 1,500 square feet of space. We also lease approximately 2,000 square feet of general office space in Rock Valley, Iowa.

4.	Lease office space of approximately 6,000 square feet in Urbandale, Iowa.
5.	Own a four-level building in Mankato, Minnesota containing approximately 17,000 square feet used as office space for the data processing services of our company.

Item 3.  Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.  Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “HTCO.” As of February 8, 2010, there were 1,345 registered shareholders and 1,925 beneficial owners of HickoryTech stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the NASDAQ Global Select Market during 2009 and 2008. The prices below are daily closing prices, not intraday prices.

2009		High	Low	End of Qtr.
	4th Quarter	$9.29	$7.80	$8.83
	3rd Quarter	$9.15	$7.93	$8.55
	2nd Quarter	$8.46	$5.28	$7.68
	1st Quarter	$6.60	$4.91	$5.38

2008		High	Low	End of Qtr.
	4th Quarter	$6.29	$4.92	$5.44
	3rd Quarter	$8.25	$5.81	$5.81
	2nd Quarter	$8.95	$7.77	$8.27
	1st Quarter	$9.48	$7.97	$8.27

Dividend Tendencies and Restrictions

We declared quarterly dividends on our common stock of $.13 per share for the year ended December 31, 2009. We declared quarterly dividends on our common stock of $0.12 per share for the first three quarters in 2008 and $0.13 per share for the fourth quarter in 2008. A quarterly cash dividend of $0.13 per share will be paid on March 5, 2010 to stockholders of record at the close of business on February 15, 2010.

Our board of directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we distributed to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. We expect to continue to pay quarterly dividends at an annual rate of $0.52 per share during 2010, but only if and to the extent declared by our board of directors on a quarterly basis and subject to various restrictions on our ability to do so (see below). Dividends on our common stock are not cumulative.

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

No purchases of common stock were made in 2009.

Equity Compensation Plan

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B	C

Equity compensation plans approved by security holders (1):	430,950	$12.87	1,774,018

Equity compensation plans not approved by security holders:	--	--	--

Total	430,950	$12.87	1,774,018

(1) Includes the Company’s Employee Stock Purchase Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan, Non-Employee Directors’ Incentive Plan and Stock Award Plan.

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. “Total shareholder return” assumes the investment of $100 in HickoryTech’s common stock, the Russell 2000 index and the NASDAQ Telecommunication Index on December 31, 2004 and reinvestment of all dividends.

Total Return to Shareholders (includes reinvestment of dividends)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hickory Tech Corporation, The Russell 2000 Index
And The NASDAQ Telecommunications Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
HickoryTech Corporation
Russell 2000
NASDAQ Telecommunications

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ANNUAL RETURN PERCENTAGE
Years Ended

	12/05	12/06	12/07	12/08	12/09

HickoryTech Corporation	-22.34%	-3.59%	38.17%	-37.69%	74.09%
Russell 2000	4.55%	18.37%	-1.57%	-33.79%	27.17%
NASDAQ Telecommunications	-8.34%	30.56%	10.77%	-41.84%	39.02%

INDEXED RETURNS
Years Ended

	Base
	Period
	12/04	12/05	12/06	12/07	12/08	12/09

HickoryTech Corporation	100.00	77.66	74.87	103.45	64.45	112.21
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

Item 6.  Selected Financial Data

(Dollars in thousands except share and per share amounts)

Statement of Operations Data:	2009	2008	2007	2006	2005
Operating revenue
Enventis Sector (A)
Equipment revenue	$27,857	$43,514	$51,046	$36,191	$-
Services revenue	40,826	36,462	28,756	21,814	-
Total Enventis Sector	68,683	79,976	79,802	58,005	-
Telecom Sector (B)	70,419	73,199	76,847	74,896	77,922
Total revenue (I)	$139,102	$153,175	$156,649	$132,901	$77,922

Income from continuing operations	$11,273	$8,029	$8,635	$5,235	$8,566

EBITDA from continuing operations (C)(I)	$39,867	$40,925	$42,471	$34,090	$34,011

Per Share Data:
Basic EPS - continuing operations	$0.86	$0.61	$0.65	$0.40	$0.65
Basic EPS - discontinued operations	-	-	-	(0.23)	-
	$0.86	$0.61	$0.65	$0.17	$0.65

Diluted EPS - continuing operations	$0.86	$0.61	$0.65	$0.40	$0.65
Diluted EPS - discontinued operations	-	-	-	(0.23)	-
	$0.86	$0.61	$0.65	$0.17	$0.65

Dividends per share	$0.52	$0.49	$0.48	$0.48	$0.48

Balance Sheet Data:
Total assets (I)	$222,483	$225,508	$227,495	$226,900	$216,834
Shareholders’ equity (D)	$34,546	$29,749	$31,932	$30,086	$35,009
Current maturites of long-term obligations	$620	$1,621	$731	$1,560	$1,778
Long-term debt	119,871	125,384	128,475	141,529	140,980
Total debt, long-term and current	$120,491	$127,005	$129,206	$143,089	$142,758

Debt ratio (E)	77.7%	81.0%	80.2%	82.6%	80.3%

Telecom Sector Customer Data:
Business access lines	25,133	25,274	27,403	27,014	27,145
Residential access lines	30,197	33,757	37,428	41,029	42,945
Total access lines	55,330	59,031	64,831	68,043	70,090
Long distance subscribers	36,107	38,458	40,956	41,196	40,321
DSL customers	19,346	18,696	17,427	15,724	13,022
Digital TV customers	9,663	8,368	6,487	4,632	2,766

Other Data:
Employees (year end) (F)	448	433	400	399	460
Capital expenditures (I)	$17,893	$17,691	$17,500	$21,058	$19,434
Shares outstanding (year end)	13,100,568	12,992,376	13,284,903	13,207,970	13,124,928
Share price (G) (year end)	$8.83	$5.44	$9.32	$7.15	$7.89
Shareholders
Registered	1,345	1,394	1,430	1,470	1,511
Beneficial owners (H)	1,925	1,834	1,778	1,792	1,701
Total shareholders	3,270	3,228	3,208	3,262	3,212

Footnotes for this table are on the following page.

(A)	HickoryTech acquired Enventis on December 30, 2005.
(B)
Operating revenue for NIBI, which prior to 2006 had been reported in the Information Solutions Sector, has been recast for all years presented to consolidate our reporting for similar operations for all years presented. Revenue is now being reported as part of the Telecom Sector.

(C)
Management believes that Earnings before Interest, Taxes, Depreciation and Amortization, as defined in our debt agreement (“EBITDA”), a non-GAAP financial measure, is an important financial metric as it represents our ability to generate cash flow and is helpful when evaluating our performance. A reconciliation of net income to EBITDA from continuing operations is found in the table below.

(D)
Shareholders’ Equity at December 31, 2006 includes the impact of following the guidelines described in ASC Topic 715 – Compensation—Retirement Benefits which required recognizing the funded status of our post-retirement benefit plans on the consolidated balance sheet. Please refer to Note 10 to the Notes to the Consolidated Financial Statements for further information on our post-retirement benefit plans.

(E)	Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).
(F)
All employee counts reflect actual employee counts at year-end. No numbers prior to 2006 have been restated for the discontinued Enterprise Solutions operations. The Enventis acquisition in 2005 added 75 employees. The Enterprise Solutions sale in 2006 reduced employee counts by 64 employees. Our CP Telecom acquisition in 2009 added 35 employees.

(G)	Share price is the last day closing price.
(H)	The number of beneficial shareholders is the approximate number of company registrations in street name accounts.
(I)
We sold Collins Communications, Inc. on December 31, 2006. Operating results which had previously been reported in the Enterprise Solutions Sector and the effect of the sale transaction are reflected as “discontinued operations.” Revenue, EBITDA, total assets and capital expenditures do not include Enterprise Solutions operations.

The following table sets forth a reconciliation of net income to EBITDA from continuing operations, as defined in our debt agreement:

	2009	2008	2007	2006	2005
Net Income	$11,273	$8,029	$8,611	$2,268	$8,529
Add:
Income tax	499	5,420	6,711	3,372	5,646
Interest expense	6,918	6,870	8,121	7,362	4,363
Depreciation	20,176	19,479	17,847	16,949	14,943
Amortization	1,001	1,127	1,157	1,172	493
Discontinued operations (I)	-	-	24	2,967	37
EBITDA from continuing operations	$39,867	$40,925	$42,471	$34,090	$34,011

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider in the markets it serves. In business for more than 110 years, the corporation is headquartered in Mankato, Minnesota, and has a regional fiber network with facilities-based operations in Minnesota and Iowa. We currently operate in two principal business segments:  Enventis and Telecom.

Our Enventis Sector serves business customers across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration and support services. Through its regional fiber network Enventis provides wholesale services to regional and national service providers, such as interexchange and wireless carriers within the telecommunications business. Enventis also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest. Enventis is focused on providing services specifically to business customers.

Our Telecom Sector provides bundled residential and business services, including high-speed Internet, digital TV and voice services in its telecom markets. Telecom is comprised of two market segments. The first market includes the operation of ILECs.  The second Telecom market is the operation of a CLEC. Our original business consisted of the operation of a single ILEC and began in 1898. In 1985, we formed HickoryTech Corporation as a holding company for our current ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides the competitive services of local service, long distance, high-speed Internet access, DSL and digital TV. Our ILEC and CLEC operations mentioned above are operated as one integrated unit, Telecom.

The data processing services provided by our subsidiary, National Independent Billing, Inc. (“NIBI”), constitute an auxiliary portion of our Telecom Sector. The ILECs and CLEC we operate within the Telecom Sector are the primary internal users of NIBI services. NIBI activities are of strategic value to HickoryTech, primarily because of the support services provided to our internal telephone companies. NIBI also sells its services externally to other companies in the telecommunications industry. The goals, objectives and management of the NIBI product line are closely aligned with, and its operating results included with, those of Telecom.

We owned Collins Communications Systems Company (“Collins”) from 1990 to 2006, and reported its results of operations in the Enterprise Solutions Sector. We sold our Collins operations on December 31, 2006. All financial statements and schedules reflect Collins operations as discontinued operations for all periods presented.

Highlights

2009 Compared to 2008

•
Net income in 2009 increased $3,244,000 or 40.4% compared to 2008. A reduction of accrued income taxes, which related to the expiration of a statute of limitations, added $4,454,000 to net income in 2009.  Without the benefit of this income tax reduction, net income would have been $6,819,000, down $1,210,000 or 15.1% in 2009 compared to 2008.

•
We realized 29.8% growth in our Enventis fiber and data services revenue in 2009 continuing the double-digit revenue growth that we have experienced within this product line during the past three years. CP Telecom operations have been integrated into this product line and caused 15.8% of the revenue growth.  Organic revenue growth for this product line was 14.0% in 2009 compared to 2008.

•
Operating results from our Enventis equipment and services product line were adversely impacted by the nationwide economic conditions in 2009. Revenue from this product line declined by $18,465,000 or 33.0% in 2009.

•
Telecom Sector operating income increased by 4.1% in 2009 compared to 2008. Broadband growth and the positive impact of cost-reduction initiatives helped offset our continued and expected decline in local service and access revenues providing stable cash flows for our company.

•
Our cash position remained strong. Despite fully funding our CP Telecom acquisition, reducing our long-term and current portions of our debt balance by $6,514,000, maintaining capital expenditure levels and supporting new growth initiatives, our year-end cash balance increased by $794,000 or 48.8% from 2008 to 2009.

2008 Compared to 2007

•
2008 net income decreased $582,000 or 6.8% compared to 2007. Without the non-recurring settlement from a switched access dispute with a large interexchange carrier which increased net income by $1,134,000 in 2007, net income would have increased $552,000 or 7.4% in 2008 compared to 2007.

•	Our strategic focus to grow recurring services revenue resulted in a 49.4% growth in Enventis equipment services revenue and 17.7% growth in Enventis fiber and data services revenue.
•	Enventis Sector equipment revenue declined 14.8% in 2008, due primarily to the widespread economic downturn experienced in the second half of 2008 which has delayed customer purchases.
•	Telecom Sector broadband services revenue grew 19.7% in 2008, illustrating the results of our broadband strategy of providing multiple services over one high-speed connection to the home.
•
In 2008, Telecom network access revenue continued a downward trend that began in the third quarter of 2007. Network access revenue declined $5,033,000 or 16.3% in 2008. A switched access dispute with a large interexchange carrier which resulted in non-recurring revenue of $1,890,000 in 2007 significantly impacts the year-over-year comparability. Without the impact of the non-recurring access settlement, network access revenue would have decreased by $3,143,000 or 10.8% in 2008. This decrease in revenue is primarily due to access line losses combined with the decrease in interstate access rates which went into effect on July 1, 2007.

•	We used cash flow from operations to reduce our outstanding long-term debt balance by $2,201,000 in 2008 and invested $2,363,000 to repurchase and retire our own capital stock.

Trends

Strong 2009 operating results in both our Enventis and Telecom sectors stemming from our focus on growing our recurring services revenue were somewhat overshadowed by two factors. First, a reduction of accrued income taxes due to the expiration of a statute of limitations added $4,454,000 to 2009 net income. Secondly, our Enventis equipment and services revenue declined by $18,465,000 or 33.0%, with a corresponding decline in net income of $1,548,000, or 92.7%. This product line is variable in nature and is the most susceptible to the effects of a recession. The nationwide economic slowdown in 2009 made our customers hesitant to invest in capital equipment and significantly impacted our Enventis Sector’s equipment and service revenue.

Our Enventis fiber and data services revenue increased by $7,172,000 or 29.8% in 2009. Revenue from our acquisition of CP Telecom contributed 15.8% of the increase and organic growth accounted for the balance of the growth or 14.0%. Our organic growth was driven by a strong increase in fiber and data services. These services include: fiber transport, Ethernet, MPLS, dedicated Internet and other data services which are sold to retail business and wholesale providers such as wireless providers, and regional and national service providers. Our fiber and data services revenue has experienced double-digit growth in monthly recurring revenue over the past three years and we have focused our 2010 strategic growth initiatives on efforts to continue to grow this business through network expansion, adding colocations to our network and Fiber-to-the-Tower.

Telecom Sector net income was stable at $8,068,000 in 2009 compared to $8,104,000 in 2008 while operating income increased from $13,045,000 in 2008 to $13,587,000 in 2009, an increase of 4.1%. Revenue from our broadband product line increased by $1,131,000 or 10.30% in 2009 compared to 2008 and helped to offset the decline in network access and local service revenue of 6.6% and 6.0%, respectively. Our focus on providing high levels of customer service while controlling costs and continual process improvement has allowed us to offset the modest decline in revenue with expense reductions. This focus will continue into 2010 as we are committed to sustaining our strong cash flow from this sector.

Our network access revenue will continue to decline consistent with industry wide trends due to access line loss along with a combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines. Our network access revenue is also significantly impacted by potential changes in rate regulation at the state and federal levels. We anticipate that future broadband growth will slow as we reach higher penetrations in many of our markets.

We are taking steps by investing in network expansion and opening up additional markets for our services to re-establish the trend where our advances in profitability in the Enventis Sector exceed any declines in the profitability of our Telecom Sector.

Sector Results of Operations

Enventis Sector
The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	For Year Ended December 31
(Dollars in thousands)	2009	2008	2007
Operating revenue before intersegment eliminations:

Operating revenue
Equipment	$27,857	$43,514	$51,046
Services	9,579	12,387	8,292
Equipment and Services	37,436	55,901	59,338

Fiber and Data	31,247	24,075	20,464
Intersegment	500	515	440
Total Enventis operating revenue	$69,183	$80,491	$80,242

Total Enventis revenue before intersegment eliminations:
Unaffiliated customers	$68,683	$79,976	$79,802
Intersegment	500	515	440
	69,183	80,491	80,242

Cost of sales
(excluding depreciation and amortization)	24,869	37,355	45,340
Cost of services
(excluding depreciation and amortization)	23,050	21,894	14,767
Selling, general and administrative expenses	10,224	9,801	9,476
Depreciation and amortization	5,413	4,417	3,755
Operating income	$5,627	$7,024	$6,904
Net income	$3,362	$4,369	$4,074

Capital expenditures	$8,738	$6,408	$5,928

We manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the contributions from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	For Year Ended December 31
	Equipment and Services			Fiber and Data
(Dollars in thousands)	2009	2008	2007	2009	2008	2007

Operating revenue before intersegment eliminations:
Equipment	$27,857	$43,514	$51,046	$-	$-	$-
Services	9,579	12,387	8,292	31,247	24,075	20,464
Intersegment	-	-	-	500	515	440
Total Enventis operating revenue	$37,436	$55,901	$59,338	$31,747	$24,590	$20,904

Cost of sales
(excluding depreciation and amortization)	24,923	37,342	45,001	(54)	13	339
Cost of services
(excluding depreciation and amortization)	7,082	10,102	4,539	15,968	11,792	10,228
Selling, general and administrative expenses	4,848	5,264	5,115	5,376	4,537	4,361
Depreciation and amortization	414	515	494	4,999	3,902	3,261
Operating income	$169	$2,678	$4,189	$5,458	$4,346	$2,715
Net income	$122	$1,670	$2,478	$3,240	$2,699	$1,596

Capital expenditures	$528	$468	$587	$8,210	$5,940	$5,341

Revenue

Equipment Sales. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the “one-time” nature of equipment sales, equipment revenue is dependent upon the new sales from existing and new customers.

Equipment revenue was $27,857,000, down $15,657,000 or 36.0% in 2009 compared to 2008 and was $43,514,000, down $7,532,000 or 14.8% in 2008 compared to 2007. Sales slowed significantly in the second half of 2008 and remained sluggish throughout 2009 due to our customers’ hesitancy to invest in capital equipment as a result of the nationwide economic slowdown.

Equipment Services. This revenue includes services related to our equipment sales, such as network and equipment monitoring, maintenance, and equipment consulting and installation.

Equipment services revenue was $9,579,000, down $2,808,000 or 22.7% in 2009 compared to 2008. The 2009 revenue decline of $3,146,000 or 29.4% from contract services and maintenance revenue was highly impacted by the lower equipment sales noted above as customers did not engage us to complete design, configuration and installation of equipment or purchase associated equipment maintenance contracts. During 2008, we experienced a spike in contract services from large enterprise projects which did not extend into 2009. The decline in services revenue was partially offset by a 35.9% increase in revenue from customer support services earned by providing around-the-clock support and monitoring for products and services by our customer service center that is staffed by experienced support engineers.

Equipment services revenue was $12,387,000, which is $4,095,000 or 49.4% higher in 2008 compared to 2007. Primary contributors to this growth were revenue from contract services, which includes the design, configuration, and installation of voice and data equipment and support fee revenue. Each of these service lines grew by more than 50% in 2008 driven by sales to large enterprise customers.

Fiber and Data. This revenue is primarily of a monthly recurring basis and consists of billing for the use of our fiber network and network connections through multi-year contracts with retail business, regional and national service providers and wireless carriers. The product line also includes revenue from our hosted VoIP SingleLink Unified Communications.

Operating results for CP Telecom, our acquisition which closed on August 1, 2009, have been integrated into the fiber and data product line. CP Telecom operations include voice, data and Internet services in the Minneapolis and Duluth, Minnesota areas. The addition of CP Telecom operations contributed approximately $3,800,000 in revenue in 2009. Without the increase from CP Telecom, fiber and data revenue increased $3,372,000 or 14.0% in 2009 compared to 2008.

Fiber and data revenue was $31,247,000, which increased $7,172,000 or 29.8% in 2009 compared to 2008 and was $24,075,000, which is $3,611,000 or 17.6% higher in 2008 compared to 2007. This revenue growth bridges all customer segments including wholesale, enterprise and SingleLink.

We provide communications solutions to three major categories of customers. We provide wholesale service such as fiber based transport to regional and national telecommunications carriers, local exchange carriers, Internet Service Providers, wireless carriers and other service providers. We provide enterprise service such as transport services by building customized and innovative communications solutions for business customers and SingleLink Unified Communications service; a single centrally managed and hosted VoIP communications solution.

Long distance revenue associated with our SingleLink product, which had been recorded in our Telecom Sector prior to 2009, is now recorded in the fiber and data product line of our Enventis Sector. This realignment increased fiber and data revenue by $237,000 in 2009.

Cost of Sales (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $24,869,000, which decreased $12,486,000 or 33.4% in 2009 compared to 2008 and was $37,355,000, which decreased $7,985,000 or 17.6% in 2008 compared to 2007. Cost of sales is primarily related to equipment sales which decreased 36.0% and 14.8% in 2009 and 2008, respectively. We have benefited from our focus on selling new VoIP technologies as a higher portion of our product mix. These sales generate greater rebates from our Cisco Value Incentive Program. Rebates act as a cost reduction, thereby lowering cost of sales.

Enventis Sector cost of sales are primarily equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $23,050,000, which increased $1,156,000 or 5.3% in 2009 compared to 2008 primarily due to cost of services related to our newly-acquired CP Telecom business. We also experienced a $1,139,000 increase in our circuit costs which supported the increase in revenue generated from the use of other providers’ networks. Offsetting these increases was lower professional fees paid to contractors of $2,171,000 in 2009 compared to 2008 driven by the decrease in customer demand for capital equipment.

Enventis Sector cost of services (excluding depreciation and amortization) was $21,894,000, which is $7,127,000 or 48.3% higher in 2008 compared to 2007. The increase was primarily due to the following items: 1) a $3,090,000 increase in wages and benefits due to increased staffing levels, 2) a $2,537,000 increase for professional fees due to external project management consulting and 3) a $780,000 increase in circuit expenses, which supported the increase in revenue outside of our own network. In 2008, we increased our staffing due to significant large enterprise projects combined with our efforts to grow the services element of the Enventis business.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $10,224,000, which increased $423,000 or 4.3% in 2009 compared to 2008 primarily due to selling, general and administrative costs related to our newly-acquired CP Telecom business. The addition of CP Telecom costs offset decreased costs of $582,000 in commissions paid to sales representatives due to lower sales activity and an $187,000 decrease in wages and benefits.

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

Depreciation and Amortization

Enventis Sector depreciation and amortization was $5,413,000, which increased $996,000 or 22.6% in 2009 compared to 2008 and was $4,417,000, which increased $662,000 or 17.6% in 2008 compared to 2007. Depreciation has increased on a year-over-year basis since our acquisition of Enventis in December of 2005.  We will continue to experience increases in depreciation for the next few years as we continue to invest in our fiber network. Our network constitutes the majority of our asset base and the related assets are depreciated over lives of 16 to 20 years. Also contributing to the increase seen in 2009 is depreciation expense related to CP Telecom assets.

Enventis Sector amortization was $998,000, which decreased $52,000 or 4.9% in 2009 compared to 2008.  Declines in amortization related to specific Enventis intangibles, which became fully amortized as of December 31, 2008, were offset by amortization expense related to acquired CP Telecom assets. Enventis Sector amortization remained constant in 2008 compared to 2007.

Operating Income

Enventis Sector operating income was $5,627,000, which is down $1,397,000 or 19.9% in 2009 compared to 2008. This decrease was primarily due to the $11,308,000 decrease in revenue and the $12,486,000 decrease in cost of sales, offset by the increases in cost of services (excluding depreciation and amortization), depreciation and selling, general and administrative expenses of $1,156,000, $996,000 and $423,000, respectively.

Enventis Sector operating income was $7,024,000, which increased $120,000 or 1.7% in 2008 compared to 2007. This increase was primarily due to the $7,985,000 decrease in cost of sales (excluding depreciation and amortization), offset by the $7,127,000 increase in cost of services (excluding depreciation and amortization) and the $662,000 increase in depreciation.

Telecom Sector
The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Year Ended December 31
(Dollars in thousands)	2009	2008	2007
Operating revenue before intersegment eliminations

Operating Revenue
Local Service	$15,322	$16,296	$17,089
Network Access	24,157	25,859	30,892
Long Distance	3,791	4,563	5,068
Broadband	12,114	10,983	9,173
Internet	4,975	4,723	4,612
Directory	4,000	4,119	3,854
Bill Processing	3,351	3,325	2,474
Intersegment	1,217	644	467
Other	2,709	3,331	3,685
Total Telecom operating revenue	$71,636	$73,843	$77,314

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$70,419	$73,199	$76,847
Intersegment	1,217	644	467
	71,636	73,843	77,314

Cost of services (excluding depreciation and amortization)	30,730	31,141	30,893

Selling, general and administrative expenses	11,639	13,521	13,407
Depreciation and amortization	15,680	16,136	15,218
Operating income	$13,587	$13,045	$17,796

Net income	$8,068	$8,104	$10,460

Capital expenditures	$9,068	$11,102	$11,489

Key metrics
Business access lines	25,133	25,274	27,403
Residential access lines	30,197	33,757	37,428
Total access lines	55,330	59,031	64,831
Long distance customers	36,107	38,458	40,956
Digital Subscriber Line customers	19,346	18,696	17,427
Digital TV customers	9,663	8,368	6,487

Local Service. We primarily receive monthly recurring revenue for basic voice telephone service, enhanced calling features, miscellaneous local services primarily from end-user customers and reciprocal compensation from wireless carriers. Local service revenue was $15,322,000, which is down $974,000 or 6.0% in 2009 compared to 2008 and was $16,296,000, which is down $793,000 or 4.6% in 2008 compared to 2007. The decrease in both periods is primarily attributable to the loss of access lines. In 2008, a large customer reconfigured their network removing 1,332 lines driving access lines to decrease by 9.0%. Our local access line loss in 2008 would have been 6.9% without the removal of these lines which is still slightly higher than the 6.3% loss experienced in 2009.

Our business access lines remained stable in 2009 aided by the increase in sales of ISDN Primary Rate Interface (“PRI”) T-1 services providing voice and data services, which offset losses in business single and multi-line voice services. While our residential access lines continue to decline, we remain focused on selling a competitive bundle of services. Marketing competitive service bundles to our customers creates a compelling value for them to retain their local voice line. These bundle packages are customizable and offer competitive discounts as features and services, such as high-speed DSL and digital TV, are added to the bundle.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools. Network Access revenue was $24,157,000, down $1,702,000 or 6.6% in 2009 compared to 2008 and was $25,859,000, down $5,033,000 or 16.3% in 2008 compared to 2007. Bi-annual interstate rate decreases, which went into effect on July 1st of 2009 and 2007, the decrease in access lines likewise lowering minutes of use and carriers optimizing their networks lowering the demand for special access circuits have all significantly played a role in the year–over-year revenue decline. We expect these factors to continue in 2010 causing network access revenue to trend lower.

The settlement of a switched access dispute with a large interexchange carrier resulted in a non-recurring increase in revenue of $1,890,000 in 2007, significantly impacting the year-over-year comparability of trends in this revenue line. Without the impact of the 2007 non-recurring access settlement, network access revenue would have decreased $3,143,000 or 10.8% in 2008 compared to 2007.

In October 2009, we filed a collection action in US District court against an interexchange carrier. The suit is a result of non-payment of network access charges. The carrier filed a counter claim against us in November of 2009. This matter has recently been reassigned to a court in Minnesota. We cannot predict the outcome of our collection action or the carrier’s counter claims.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per-call or flat-rate basis. This includes the provision of directory assistance, operator service and long distance private lines. Long distance revenue was $3,791,000, down $772,000 or 16.9% in 2009 compared to 2008 and was $4,563,000, down $505,000 or 10.0% in 2008 compared to 2007. The customer loss rate in our long distance base remained consistent at 6.1% in 2009 and 2008. Aggressive competition in the markets we serve and a growing number of residential customers selecting unlimited long distance calling plans are decreasing the rate per minute charges to our customers.

Long distance revenue provided through our SingleLink product is now recorded within our Enventis Sector to facilitate management of our small to medium business customer segment. This realignment lowered long distance revenue reported in the Telecom Sector by $237,000 in 2009.

Broadband. We receive monthly recurring revenue for a variety of enhanced data network services to our end-user customers and for the provision of TV programming in competition with local cable TV, satellite dish TV and on-air TV service providers. This includes the DSL access portion of Telecom DSL service as well as Ethernet and other data services. Broadband revenue was $12,114,000, which increased $1,131,000 or 10.3% in 2009 compared to 2008 and was $10,983,000, which increased $1,810,000 or 19.7% in 2008 compared to 2007.

DSL customer growth rates have moderated from levels experienced in 2008 and 2007 of 7.3% and 10.8%, respectively as higher penetrations have been achieved in many of our DSL markets. Digital TV customers have increased 15.5%, 29.0% and 40.0% in 2009, 2008 and 2007, respectively. Revenue continues to be driven by new technologies, such as Ethernet and MPLS services, replacing low speed DSL data circuits such as point-to-point dedicated connectivity for video, voice, and data applications, and digital TV customer growth combined with an increase in rates charged to customers of approximately 5.5% during the past three years.

In late 2007, we more than doubled our digital TV service area launching IPTV services to several communities including our largest market, Mankato, Minnesota. During the past two years, we have continued to expand into several communities and have began offering Digital Video Recorder (DVR) services and interactive media within our IPTV capable communities.

Internet. We provide Internet service to our dial-up and DSL subscribers as well as dedicated Internet services for business customers. Internet revenue was $4,975,000, which increased $252,000 or 5.3% in 2009 compared to 2008 and was $4,723,000, which increased $111,000 or 2.4% in 2008 compared to 2007. The increase in both periods was primarily due to the growth in high speed Internet from DSL along with increased demand for dedicated Internet access among businesses.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories. Directory revenue was $4,000,000, which is down $119,000 or 2.9% in 2009 compared to 2008. Directory revenue was $4,119,000, which increased $265,000 or 6.9% in 2008 compared to 2007. Following a solid year of yellow-page advertising sales in 2008, our 2009 selling cycle declined due to cutbacks in directory advertising by local and national businesses, a direct effect of the economic conditions.

Bill Processing. We provide data processing and billing services to other telephone service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established a long-term data processing relationship. Bill processing revenue was $3,351,000 in 2009, consistent with revenue of $3,325,000 in 2008, which increased $851,000 or 34.4% in 2008 compared to 2007. The increase in revenue experienced from 2007 to 2008 was driven by project integration services revenue related to the sale of our billing and management system SuiteSolution® to several new customers.

Other Revenue. Other revenue consists primarily of sales of customer premise equipment, circuit private lines, maintenance, and add, move and change revenue. Other revenue was $2,709,000, which is down $622,000 or 18.7% in 2009 compared to 2008 and was $3,331,000, which is down $354,000 or 9.6% in 2008 compared to 2007. The decrease in both periods was primarily due to a decrease in customer premise equipment revenue of $469,000 and $338,000 in 2009 and 2008, respectively. This decline is due to our decision to phase out sales of Nortel customer premise equipment in favor of the Cisco brand. All Cisco sales results are reported within the Enventis Sector.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $30,730,000, which is down $411,000 or 1.3% in 2009 compared to 2008. The combination of operational efficiencies allowing us to optimize our network costs along with management actions to decrease expense throughout the Telecom Sector enabled us to offset increased programming expense supporting the increase in digital TV services and higher wage and benefit costs.

Telecom Sector cost of services (excluding depreciation and amortization) was $31,141,000, which is $248,000 or 0.8% higher in 2008 compared to 2007. This increase was primarily due to an increase in programming expense required to support the increase in digital TV services and an increase in directory expenses associated with the increase in directory revenue. These increases were partially offset by the following items: 1) a decrease in co-location primarily to credits received from a vendor in 2008, 2) a decrease in wages and benefits primarily due to one-time severance payments made in 2007 and 3) a decrease in contract labor costs.

Selling, General and Administrative Expenses

Telecom Sector selling, general and administrative expenses were $11,639,000, which is down $1,882,000 or 13.9% in 2009 compared to 2008. The decrease is due to lower corporate support expense, a decrease in customer premise equipment expense, the release of a contingent liability reducing market access fees and cost controls taken by management to limit advertising expense in 2009. Telecom Sector selling, general and administrative expenses were $13,521,000, which increased $114,000 or 0.9% in 2008 compared to 2007.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $15,680,000, which is down $456,000 or 2.8% in 2009 compared to 2008. Increases in depreciation expense from new capital expenditures were offset by asset retirements and assets becoming fully depreciated.

Telecom Sector depreciation and amortization was $16,136,000, which is up $918,000 or 6.0% in 2008 compared to 2007. The increase was primarily due to capital expenditures made in 2008, 2007 and 2006 to support our broadband and infrastructure enhancements.

Operating Income

Telecom Sector operating income was $13,587,000, which increased $542,000 or 4.1% in 2009 compared to 2008.  This increase was primarily due to savings seen across all expense lines offsetting the decline in revenue.

Telecom Sector operating income was $13,045,000, which is down $4,751,000 or 26.7% in 2008 compared to 2007. Excluding the non-recurring interexchange carrier settlement of $1,890,000, our operating income decreased $2,861,000 or 18% in 2008 compared to 2007. This decrease was primarily due to decreases in revenue along with an increase in depreciation and amortization expenses, all of which are described above.

Consolidated Results

Interest Expense

Interest expense was $6,918,000, which is up $48,000 in 2009 compared to 2008 primarily due to the recognition of $664,000 in proceeds from the termination of an interest-rate swap agreement which lowered interest expense in 2008. Without this offset, interest expense would have been $7,534,000 in 2008. Interest expense of $6,870,000, was down $1,251,000 or 15.4% in 2008 compared to 2007. Interest expense decreased in the past few years due to the pay-down of debt, lower interest rates, implementation of interest rate protection strategies and the amortization of gains related to interest-rate swap agreements sold at a gain in early 2007.

Our outstanding debt obligation balance (current and long-term) as of the end of the year totaled $120,491,000 in 2009, down from $127,005,000 in 2008 and $129,206,000 in 2007. Effective interest rates were 5.47%, 5.22% and 5.94% in 2009, 2008 and 2007, respectively.

Income Taxes

Income tax expense was $499,000, which is down $4,921,000 in 2009 compared to 2008. The effective tax rate was 4.2%, 40.3% and 43.7% for 2009, 2008 and 2007, respectively. The effective tax rate in 2009 decreased due to the release of income tax reserves and associated interest of $4,454,000 during the third quarter of 2009. The 2009 effective tax rate would have been 42.1% without the release of the income tax reserves and associated interest in the third quarter of 2009. The effective tax rate in 2008 was reduced by $400,000 of tax benefits we recognized in the fourth quarter to adjust our provision to match tax returns filed for 2007 and amended tax returns for 2006.

Inflation

It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and short-term debt obligations plus shareholders’ equity) of HickoryTech was $155,037,000 at December 31, 2009, reflecting 22.3% equity and 77.7% debt. This compares to a capital structure of $156,754,000 at December 31, 2008, reflecting 19.0% equity and 81.0% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.98 times debt to EBITDA as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends, if they continue to be declared at recent quarterly rates, for the next 12 months. We employ an extended term payable financing arrangement for the equipment provisioning portion of the equipment and services product line in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,788,000 and $10,474,000 as of December 31, 2009 and 2008, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

Cash Flows

We expect our liquidity needs to arise from payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures. We utilize our senior revolving credit facility to manage the temporary increases and decreases in our cash balances.

Unfavorable general economic conditions, including the economic conditions in the United States, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We currently are in full compliance with our debt covenants as of December 31, 2009 and anticipate that we will be able to meet all requirements in the future.

While we periodically seek to add growth initiatives by either expanding our network or our markets through organic/internal investments or through strategic acquisitions, we feel we can adjust the timing or the number of our initiatives according to any limitation which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next 12 months.

The following table summarizes our cash flow:

(Dollars in thousands)	For Year Ended December 31
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$42,254	$33,770	$30,731
Investing activities	(24,518)	(17,271)	(17,400)
Financing activities	(16,942)	(15,044)	(13,220)
Discontinued operations	-	-	(24)
Increase in cash and cash equivalents	$794	$1,455	$87

Cash generated from operations has sequentially increased during the past years from $30,731,000 in 2007 to $33,770,000 in 2008 and $42,254,000 in 2009. Outstanding accounts receivable balances have declined year-over-year as a result of our internal focus on improving the collection practices within our Enventis Sector, decreasing average day’s sales outstanding during the past few years. Inventory levels are primarily dependent upon the timing of projects in our Enventis equipment and services product line and have also declined in 2009 due to a just-in-time focus by our Telecom operations team.

Cash used for investing activities has remained relatively stable during the past three years and is primarily used to support capital spending on revenue generating products and services, key strategic initiatives and general capacity upgrades to our network. Capital expenditures were incurred to upgrade broadband networks, construct additional network facilities and expand fiber optic facilities.  In 2010, we expect the level of capital spending to increase from levels experienced during the past few years due to our strategic growth initiatives.

In 2009, we completed the acquisition of CP Telecom, which added new business products, network capacity and expanded our sales channel.  The CP Telecom acquisition was funded with cash on hand.

Cash used for financing activities consists primarily of cash payments reducing our credit facility and the payment of dividends to our stockholders. The net change in our extended term payables arrangement is dependent upon the sales of equipment and showed an increase in 2007 due to strong equipment sales and likewise decreased as sales began to slow in late 2008 and into 2009.  In 2008, we expended $2,363,000 to purchase and retire 393,000 shares of HickoryTech stock.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $7,690,000 as of December 31, 2009 compared to working capital of $12,311,000 as of December 31, 2008. The ratio of current assets to current liabilities was 1.3 and 1.4 as of December 31, 2009 and 2008, respectively.

Extended-Term Payable

The Enventis Sector has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of an amount up to $18,000,000 from HickoryTech. The financing agreement provides 60 day interest free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $6,788,000 and $10,474,000 at December 31, 2009 and 2008, respectively. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt and Revolving Credit Facilities

Our long-term obligations as of December 31, 2009 were $119,871,000, excluding current maturities of $200,000 on debt and $420,000 on current maturities of capital leases. Long-term obligations as of December 31, 2008, were $125,384,000 excluding current maturities of $1,300,000 on debt and $321,000 of capital leases. On December 30, 2005, HickoryTech entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $149,780,000 facility as of December 31, 2009), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $29,880,000 and $119,900,000 as of December 31, 2009, respectively).

The term loan is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,700,000 as of December 31, 2009, and is held in varying amounts by three lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2009 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay-down of debt in 2009, we will not be required to make quarterly principal payments in 2010. The outstanding principal balance of term loan C is $19,200,000 as of December 31, 2009 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from December 31, 2009 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio and maximum capital expenditures. We were in full compliance with these ratios and tests as of December 31, 2009. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property, general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the prior year. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances, incur additional debt, issue stock, make asset sales, transfers or dispositions and engage in mergers and acquisitions over a specified maximum value.

Our Telecom Sector leases certain computer equipment under capital lease arrangements. This sector recorded additions to property, plant and equipment of $417,000, $433,000 and $522,000 in 2009, 2008 and 2007, respectively, related to these capital lease arrangements.

Obligations and Commitments

The following table sets forth our contractual obligations, along with the cash payments due each period.

(Dollars in thousands)
Contractual Obligations	Total	2010	2011 to 2012	2013 to 2014	2015 and after
Long-term debt	$119,900	$200	$101,100	$18,600	$-
Interest on long-term debt (A)	12,387	4,868	7,086	433	-
Capital lease obligations	591	420	171	-	-
Interest on capital leases	53	44	9	-	-
Purchase obligations (B)	1,139	1,139	-	-	-
Pension benefit obligations (C)	2,636	256	534	539	1,307
Operating leases	4,669	1,300	1,511	1,072	786
Total contractual cash obligations	$141,375	$8,227	$110,411	$20,644	$2,093

(A)
Interest on long-term debt is estimated using rates in effect as of December 31, 2009. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 to the Notes to the Consolidated Financial Statements).

(B)	Purchase obligations consist primarily of commitments incurred for construction projects.
(C)	Pension benefit obligations consist of the expected net premium payment and life insurance benefits to be paid relative to our post-retirement benefit plan.

In addition, we have change of control agreements with key employees. These potential commitments are not included in the above schedule.

As of December 31, 2009, we have recognized a liability for uncertain tax positions of approximately $3,218,000 according to ASC Topic 740 – Income Taxes. The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2009 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by ASC Topic 980 – Regulated Operations. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of significant accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2009.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured.

Enventis Sector Revenue Recognition: Revenue in the Enventis Sector is generated from the following primary sources: i) the sale of voice and data communications equipment provided primarily through Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of fiber and data services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including resale of long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

•
In instances where we sell Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco. Therefore, revenue is recognized when the equipment is delivered to the customer site. In instances where we sell Cisco voice and data communications equipment with installation obligations, terms of the agreements typically provide for installation services without customer-specific acceptance provisions, but sometimes may provide customer-specific acceptance provisions. For arrangements with no customer-specific acceptance arrangements, we recognize revenue when title passes to the customer. For contracts with customer specific acceptance provisions, we defer revenue recognition until the receipt of formal customer acceptance, assuming that all other revenue recognition criteria have been met. When a sale involves multiple elements, revenue is allocated to each respective element in accordance with ASC Topic 605, Subtopic 25 – Multiple Element Arrangements, which prescribes accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. ASC 605-25 provides guidance on how an arrangement involving multiple deliverables should be divided into separate units of accounting, but does not change otherwise applicable revenue recognition criteria. In the event that we enter into a multiple element arrangement and there are undeliverable elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•
When we sell equipment to customers, we also typically sell Cisco support contracts (“SmartNet” contracts). These support contracts state that Cisco will provide all support services, product warranty and updates directly to the customer. We have no service obligations under these types of contracts. The earnings process has culminated for us upon the sale of the contract and therefore revenue is recognized immediately. Further, we are serving in an agency relationship to the customer for the sale of the contract and therefore the revenue is recorded net of the cost that we pay Cisco for the contract. Support services also include “24x7” support of a customer’s voice and data systems. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis, but may be sold as a pre-paid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if pre-paid). In the event that these services are part of a multiple element arrangement, the fair value of the services are measured and deferred in accordance with ASC 605-25 mentioned above. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•
Fiber and data services are sold through a contractual flat monthly fee. The revenue generated by these services is typically billed one month in advance and is deferred until the appropriate month of recognition.

•
We also manage customer voice and/or data services. Under these arrangements, we bill either a flat monthly fee or a fee that is variable based on the number of “seats” that the customer has. This revenue is recognized on a monthly basis as the services are provided.

Telecom Sector Revenue Recognition: Revenue is earned from monthly billings to customers for telephone services, long distance, digital TV, DSL, Internet services, hardware and other services. Revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Some revenue is realized under pooling arrangements with other telephone companies and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles and cut-off dates, we accrue for revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned.

Shipping and Handling

Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue. Shipping and handling costs are included in cost of services.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness, and concentrations of credit risk. Specific accounts receivable are written off once we determine that the account is uncollectible. The allowance for doubtful accounts was $643,000 and $905,000 as of December 31, 2009 and 2008, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Enventis Sector, comprised of finished goods, as of December 31, 2009 and December 31, 2008 was $2,770,000 and $5,110,000, respectively. The inventory value in the Telecom Sector, comprised of materials and customer premise equipment, as of December 31, 2009 and December 31, 2008 was $2,299,000 and $3,564,000, respectively.

We value inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves when the facts that give rise to the lower value are warranted.

Financial Derivative Instruments

We use financial derivative instruments to manage our overall exposure to fluctuations in interest rates. We account for derivative instruments in accordance with ASC Topic 815 – Derivatives and Hedging which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria is met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

Effective January 1, 2008, we adopted rules prescribed under ASC Topic 820 – Fair Value Measurements and Disclosures for our financial assets. Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. We adopted ASC Topic 820 for nonfinancial assets and liabilities effective January 1, 2009 and it did not have a material impact on our financial condition or results of operations.

ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value of our interest rate swap agreements were determined based on level 2 inputs using observable inputs other than quoted prices in active markets for identical assets and liabilities to determine fair value.

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

Goodwill and Intangible Assets

Our intangible assets include the value of customer relationships, a supplier relationship and goodwill associated with several strategic acquisitions. We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists and other intangibles have remaining lives ranging from one to 15 years. Intangible assets with finite lives are amortized over their estimated useful lives. We evaluate identifiable intangible assets that are subject to amortization and test for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Goodwill assets are not amortized, but are tested for impairment annually. We consider the impact of general economic conditions and events in our industry and market area on a more frequent basis. We have goodwill in two of our reporting units. In our Enventis Sector, we have $4,375,000 of goodwill carrying value as of December 31, 2009, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of December 31, 2009, resulting from our acquisition of Heartland Telecommunications in 1997.

The goodwill impairment test requires management to determine the fair value of our reporting units as defined by ASC Topic 350 – Intangibles – Goodwill and Other. We conduct our annual impairment testing for each reporting unit that has goodwill and use commonly recognized financial analysis techniques such as discounted cash flow analysis as well as industry and peer-specific valuation methods common to our industry. We completed our annual impairment tests for acquired goodwill as of December 31, 2009 and 2008. This testing resulted in no impairment charges to goodwill.

Our estimates of fair value could change based on general market or industry conditions, or the performance of our specific assets, and could result in a determination of impairment charges to reduce the carrying value of goodwill in our reporting units in the future. The fair value of assets including goodwill which are covered by the impairment tests is in excess of the asset carrying value for all of our reporting units. We have concluded that no asset impairment valuation charges are warranted.

Long-Lived Assets

We review long-lived assets for impairment if certain events or changes in circumstances indicate that impairment may be present. Impairment exists if the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset at the date it is tested.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 – Income Taxes. Under this method, deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary from our assumptions, we may be required to adjust the carrying value of deferred tax assets and liabilities. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740. We recognize interest and penalties related to income tax matters as income tax expense.

ASC 740 requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See additional disclosures regarding application of ASC 740 in Note 11 to the Notes to the Consolidated Financial Statements.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items, such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the carrying value of the deferred tax asset is reduced by a valuation allowance. To the extent that we establish a valuation allowance or increase an allowance in a period, it must be included as an expense within the tax provision in the statement of operations. We had valuation allowances of $1,695,000 and $1,687,000 at December 31, 2009 and 2008, respectively, due to uncertainty about the realization of certain benefits associated with net operating losses generated in the states of Iowa and Minnesota. In addition, we carry reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. The net post-retirement benefit expense was $995,000, $825,000 and $859,000 in 2009, 2008 and 2007, respectively. Post-retirement benefit expense is recorded in cost of services and selling, general and administrative expenses. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated using the following policies/methods specified in ASC Topic 715 – Compensation – Retirement Benefits, Subtopic 10 – Overall, Subtopic 20 – Defined Benefit Plans – General and Subtopic 60 – Defined Benefit Plans – Other Postretirement. Any prior service cost or cumulative net gains and losses in excess of 10% of Topic 715 corridor are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2009, we assumed a weighted average discount rate of 5.5%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $570,000 as of December 31, 2009 and would increase the net periodic cost by approximately $70,000 as of December 31, 2009.

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

In measuring the accumulated post-retirement benefit obligation as of December 31, 2009, the initial health care inflation rate for 2010 was assumed to be 7.9% and decreases gradually until it reaches 5.6% in 2018 and ultimately 4.0% in 2085. These assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan. This has resulted in HickoryTech consistently having lower increases in health care costs than the national averages. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $2,350,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,873,000.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2009, the unrecognized net actuarial loss was $5,617,000. During each of the last three years, we adjusted the discount rate assumption due to changes in interest rates. In recent years, we adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 11 years. This amount will change in future years as economic and market conditions generate gains and losses.

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost of acquisition or construction. On December 30, 2005 we acquired Enventis. The Enventis property, plant and equipment, consisting primarily of a fiber optic communications network was valued using purchase accounting recording the assets at fair value at the time of acquisition. Also included are indefeasible right of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years on the assets acquired on December 30, 2005 and 25 years for new additions.

When regulated ILEC telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. When other plant and equipment are sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on the ILEC telephone plant were 4.5%, 5.0% and 4.8% for 2009, 2008 and 2007, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 20 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under these capital leases are included in property, plant and equipment.

Incentive Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts accrued for employee incentive compensation of $1,765,000 and $1,777,000 at December 31, 2009 and December 31, 2008, respectively.

Stock Compensation

We apply a fair value based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards. Compensation charges are realized when management concludes it is probable that the participant will earn the award and recognized during the service period specified by the stock award plan. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

Stock based compensation expense recognized was $1,021,000, $415,000 and $688,000 in 2009, 2008 and 2007, respectively. Stock based compensation expense recognized in 2009 primarily increased due to the increase in our stock price from $5.44 as of December 31, 2008 to $8.83 as of December 31, 2009. As of December 31, 2009, all compensation costs related to stock options granted under our stock award plan have been recognized.

Off-Balance Sheet Arrangement/Contingent Commitments

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

Other

We have not conducted any public equity offering in our recent history and operate with original equity capital, retained earnings and financing in the form of bank term debt with revolving lines of credit. By utilizing cash flow from operations and current asset balances, we believe that we have adequate resources to meet the anticipated operating, capital expenditures and debt service requirements of our current business plan.

Recent Accounting Developments

See Note 1, “Accounting Policies – Recent Accounting Developments,” in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. The proceeds were to be recognized as an offset to interest expense over the remainder of the original term of the agreement which ended June 2008. Proceeds of $664,000 and $1,272,000 were recognized as an offset to interest expense during 2008 and 2007, respectively. Immediately following the termination of the two agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-rate debt through March 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010. In March 2009, we entered into a interest-rate swap agreement, effectively locking in the interest rate on $80,000,000 of variable-interest rate debt from March 2010 to September 2011.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2009 and December 31, 2008, our interest expense would have increased $25,000 and $128,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited the accompanying consolidated balance sheets of Hickory Tech Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation and subsidiaries as of December 31, 2009, and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hickory Tech Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited Hickory Tech Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Computer Pro, Inc., dba CP Telecom, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 4 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.  As indicated in Management’s Report, Computer Pro, Inc. dba CP Telecom, was acquired during 2009 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Computer Pro, Inc. dba CP Telecom.

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

In our opinion, Hickory Tech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hickory Tech Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 2, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 2, 2010

Item 8.  Financial Statements and Supplementary Data

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31

(Dollars in thousands, except share and per share amounts)	2009	2008	2007
Operating Revenue:
Enventis Sector
Equipment	$27,857	$43,514	$51,046
Services	40,826	36,462	28,756
Total Enventis Sector	68,683	79,976	79,802

Telecom Sector	70,419	73,199	76,847

Total operating revenue	139,102	153,175	156,649

Costs and expenses:
Cost of sales, excluding depreciation and amortization	24,869	37,355	45,340
Cost of services, exluding depreciation and amortization	52,211	52,004	44,881
Selling, general and administrative expenses	22,260	22,984	24,244
Depreciation	20,176	19,479	17,847
Amortization of intangibles	1,001	1,127	1,157

Total costs and expenses	120,517	132,949	133,469

Operating income	18,585	20,226	23,180

Other income and expense:
Interest and other income	105	93	287
Interest expense	(6,918)	(6,870)	(8,121)

Total other (expense)	(6,813)	(6,777)	(7,834)

Income from continuing operations before income taxes	11,772	13,449	15,346
Income tax provision	499	5,420	6,711
Income from continuing operations	11,273	8,029	8,635
Discontinued operations (Note 3)
(Loss) from operations of discontinued component	-	-	(40)
Income tax benefit	-	-	(16)
(Loss) on discontinued operations	-	-	(24)

Net income	$11,273	$8,029	$8,611

Basic earnings per share	$0.86	$0.61	$0.65

Weighted average common shares outstanding	13,061,266	13,248,731	13,258,369

Diluted earnings per share	$0.86	$0.61	$0.65

Weighted average common and equivalent shares outstanding	13,061,861	13,259,933	13,260,087

Dividends per share	$0.52	$0.49	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31

(Dollars in thousands except share and per share amounts)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,420	$1,626
Receivables, net of allowance for doubtful accounts of $643 and $905	19,729	26,292
Inventories	5,069	8,674
Income taxes receivable	-	566
Deferred income taxes, net	2,423	2,064
Prepaid expenses	1,751	1,409
Other	1,039	1,114
Total current assets	32,431	41,745

Investments	4,306	4,066

Property, plant and equipment	357,607	338,510
Accumulated depreciation	(204,129)	(187,157)
Property, plant and equipment, net	153,478	151,353

Other assets:
Goodwill	27,423	25,239
Intangible assets, net	3,025	856
Deferred costs and other	1,820	2,249
Total other assets	32,268	28,344

Total assets	$222,483	$225,508

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$6,788	$10,474
Accounts payable	2,883	3,133
Accrued expenses and other	7,792	8,001
Accrued income taxes	642	-
Deferred revenue	6,016	6,205
Current maturities of long-term obligations	620	1,621
Total current liabilities	24,741	29,434

Long-term liabilities:
Debt obligations, net of current maturities	119,871	125,384
Financial derivative instruments	1,908	3,286
Accrued income taxes	3,218	7,517
Deferred income taxes	21,895	18,282
Deferred revenue	2,095	1,646
Accrued employee benefits and deferred compensation	14,209	10,210
Total long-term liabilities	163,196	166,325

Total liabilities	187,937	195,759

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,100,568 in 2009 and 12,992,376 in 2008	1,310	1,299
Additional paid-in capital	12,975	11,504
Retained earnings	24,687	20,199
Accumulated other comprehensive (loss)	(4,426)	(3,253)
Total shareholders' equity	34,546	29,749

Total liabilities and shareholders' equity	$222,483	$225,508

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

(Dollars in thousands)
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$11,273	$8,029	$8,611
Adjustments to reconcile net income to net
cash provided by operating activities:
Loss from discontinued operations	-	-	24
Depreciation and amortization	21,177	20,606	19,004
Amortization of gain on sale of financial derivative instrument	-	(664)	(1,272)
Deferred income tax provision	1,968	3,660	1,523
Stock-based compensation	1,021	415	688
Accrued patronage refunds	(512)	(563)	(230)
Other	867	731	889
Changes in operating assets and liabilities net of effects of acquisition:
Receivables	6,779	1,780	(7,814)
Prepaids	(125)	304	190
Inventories	3,605	(1,620)	4,239
Accounts payable and accrued expenses	(1,696)	(1,135)	2,190
Deferred revenue, billings and deposits	195	1,165	601
Income taxes	(3,091)	218	1,237
Other	793	844	851
Net cash provided by operating activities	42,254	33,770	30,731

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,893)	(17,691)	(17,500)
Acquisitions	(6,625)	-	-
Other	-	420	100
Net cash (used in) investing activities	(24,518)	(17,271)	(17,400)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(3,687)	(3,969)	6,724
Change in cash overdraft	-	-	(1,475)
Borrowings on credit facility	-	34,500	15,500
Payments on credit facility and capital lease obligations	(6,930)	(37,132)	(29,906)
Proceeds from the sale of financial derivative instrument	-	-	1,936
Proceeds from issuance of common stock	460	412	358
Dividends paid	(6,785)	(6,492)	(6,357)
Stock repurchase	-	(2,363)	-
Net cash (used in) financing activities	(16,942)	(15,044)	(13,220)

DISCONTINUED OPERATIONS:
Net cash (used in) operating activities	-	-	(24)
Net cash (used in) discontinued operations	-	-	(24)

Net increase in cash and cash equivalents	794	1,455	87
Cash and cash equivalents at beginning of the year	1,626	171	84
Cash and cash equivalents at the end of the year	$2,420	$1,626	$171

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,094	$7,962	$9,319
Net cash paid for income taxes	$1,622	$1,542	$3,935
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$417	$433	$522
Change in other comprehensive income from financial derivatives and post-retirement benefits	$1,173	$2,186	$1,517

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31
(Dollars in thousands)
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2006	13,207,970	$1,321	$9,992	$18,323	$450	$30,086

Stock Award Plans	27,590	3	196			199
Employee Stock Purchase Plan	13,792	1	275			276
Directors’ Stock Retainer Plan	7,586	1	232			233
Dividend Reinvestment Plan	27,965	3	233			236
Stock based compensation			103			103
Net Income				8,611		8,611	$8,611
Dividends Paid				(6,357)		(6,357)
Adoption of ASC 740				62		62
Other Comprehensive Loss,
Net of Income Taxes					(1,517)	$(1,517)	(1,517)
Total Comprehensive Income							$7,094
Balance, December 31, 2007	13,284,903	1,329	11,031	20,639	(1,067)	31,932

Stock Award Plans	10,493	1	110			111
Employee Stock Purchase Plan	23,992	2	268			270
Directors’ Stock Retainer Plan	13,803	1	22			23
Directors' Incentive Stock Plan	18,000	2	166			168
Dividend Reinvestment Plan	34,185	3	241			244
Stock Repurchase	(393,000)	(39)	(347)	(1,977)		(2,363)
Stock based compensation			13			13
Net Income				8,029		8,029	8,029
Dividends Paid				(6,492)		(6,492)
Other Comprehensive Loss,							-
Net of Income Taxes					(2,186)	(2,186)	(2,186)
Total Comprehensive Income							$5,843
Balance, December 31, 2008	12,992,376	1,299	11,504	20,199	(3,253)	29,749

Stock Award Plans	16,303	2	914			916
Employee Stock Purchase Plan	20,561	2	183			185
Directors’ Stock Retainer Plan	13,121	1	-			1
Directors' Incentive Stock Plan	20,000	2	101			103
Dividend Reinvestment Plan	38,207	4	269			273
Stock based compensation			4			4
Net Income				11,273		11,273	$11,273
Dividends Paid				(6,785)		(6,785)
Other Comprehensive Loss,
Net of Income Taxes					(1,173)	(1,173)	(1,173)
Total Comprehensive Income							$10,100
Balance, December 31, 2009	13,100,568	$1,310	$12,975	$24,687	$(4,426)	$34,546

The accompanying notes are an integral part of the consolidated financial statements.

HICKORYTECH CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2009, 2008 and 2007

Note 1.   Summary of Significant Accounting Policies

The accounting policies of HickoryTech conform with generally accepted accounting principles and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by ASC Topic 980 – Regulated Operations. Topic 980 provides guidance in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on shareholders’ investments).

Principles of Consolidation

Our consolidated financial statements report the financial condition and results of operations for HickoryTech Corporation and its subsidiaries in two business segments: Enventis Sector and Telecom Sector. Inter-company transactions have been eliminated from the consolidated financial statements.

Classification of Costs and Expenses

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

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from these estimates and assumptions.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or service has been provided, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Revenue is reported net of all applicable sales tax.

Enventis Sector Revenue Recognition: Revenue is generated from the following primary sources: i) the sale of voice and data communications equipment provided primarily through Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of fiber and data services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including resale of long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

•
In instances where we sell Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco. Therefore, revenue is recognized when the equipment is delivered to the customer site. In instances where we sell Cisco voice and data communications equipment with installation obligations, terms of the agreements typically provide for installation services without customer-specific acceptance provisions, but sometimes may provide customer-specific acceptance provisions. For arrangements with no customer-specific acceptance arrangements, we recognize revenue when title passes to the customer. For contracts with customer specific acceptance provisions, we defer revenue recognition until the receipt of formal customer acceptance, assuming that all other revenue recognition criteria have been met. When a sale involves multiple elements, revenue is allocated to each respective element in accordance with ASC Topic 605, Subtopic 25 – Multiple Element Arrangements, which prescribes accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. ASC 605-25 provides guidance on how an arrangement involving multiple deliverables should be divided into separate units of accounting, but does not change otherwise applicable revenue recognition criteria. In the event that we enter into a multiple element arrangement and there are undeliverable elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•
When we sell equipment to customers, we also typically sell Cisco support contracts (“SmartNet” contracts). These support contracts state that Cisco will provide all support services, product warranty and updates directly to the customer. Because we have no service obligations under these types of contracts, the earnings process has culminated for us upon the sale of the contract and therefore revenue is recognized immediately. Further, we are serving in an agency relationship to the customer for the sale of the contract and therefore the revenue is recorded net of the cost that we pay Cisco for the contract. Support services also include “24x7” support of a customer’s voice and data systems. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis, but may be sold as a pre-paid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if pre-paid). In the event that these services are part of a multiple element arrangement, the fair value of the services are measured and deferred in accordance with ASC 605-25 mentioned above. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•
Fiber and data services are sold through a contractual flat monthly fee. The revenue generated by these services is typically billed one month in advance and is deferred until the appropriate month of recognition.

•
We also manage customer voice and/or data services. Under these arrangements, we bill either a flat monthly fee or a fee that is variable based on the number of “seats” that the customer has. This revenue is recognized on a monthly basis as the services are provided.

Telecom Sector Revenue Recognition: Revenue is earned from monthly billings to customers for telephone services, long distance, digital TV, DSL, Internet services, and hardware and other services. Revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Some revenue is realized under pooling arrangements with other telephone companies and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles and cut-off dates, we accrue for revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned.

Shipping and Handling

Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue. Shipping and handling costs are included in cost of services.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $1,043,000, $1,415,000 and $1,335,000 in 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

At December 31, 2009, cash equivalents totaled $2,420,000 including short-term investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. Our cash deposits may occasionally exceed federally insured limits. Our commercial paper is valued using level 2 inputs which are observable inputs other than quoted prices in active markets for identical assets and liabilities.

Accounts Receivable

As of December 31, 2009, consolidated accounts receivable totaled $19,729,000, net of the allowance for doubtful accounts. As of December 31, 2009, we believe accounts receivable are recorded at their fair value. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once we determine that the account is uncollectible. The allowance for doubtful accounts was $643,000 and $905,000 as of December 31, 2009 and 2008, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers as of December 31, 2009 and December 31, 2008 was $2,770,000 and $5,110,000, respectively. The inventory value in the Telecom Sector, comprised of raw materials, as of December 31, 2009 and December 31, 2008 was $2,299,000 and $3,564,000, respectively.

We value inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves.

Investments

Investments include $2,612,000 of non-interest bearing Subordinated Capital Certificates from RTFC and $1,694,000 from CoBank which are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost of acquisition or construction. Included in the Enventis property, plant and equipment is fiber optic cable and indefeasible right of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 20 years. When regulated ILEC telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. When other plant and equipment is sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

The components of property, plant and equipment as of December 31, 2009 and 2008, respectively are summarized as follows:

(Dollars in thousands)	2009	2008
Enventis property and equipment (1)	$53,942	$41,235
Enventis indefeasable rights of use	5,394	5,394
Telecom property and equipment	283,770	278,138
Other property and equipment	14,501	13,743
Total	357,607	338,510
Accumulated depreciation	(204,129)	(187,157)
Property, plant, and equipment, net	$153,478	$151,353

(1) Enventis property and equipment includes $3,986,000 of assets acquired with CP Telecom.

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 4.5%, 5.0% and 4.8% for 2009, 2008 and 2007, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to 20 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $547,000 and $561,000 ($1,740,000 and $1,323,000 asset, net of accumulated depreciation of $1,193,000 and $762,000) as of December 31, 2009 and 2008, respectively.

Capitalized Software Costs

Software costs associated with software that is developed or purchased for internal use only are accounted for in accordance with ASC Topic 350 – Intangible–Goodwill and Other, Subtopic 40 – Internal-Use Software. We capitalize costs (including right to use fees) associated with acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three to ten years.

During 2009, 2008 and 2007, we capitalized $449,000, $134,000, and $403,000, respectively, of costs associated with software purchased or developed for internal use only. The 2009 costs primarily relate to redevelopment of our corporate website and software purchased for desktop applications. The 2008 costs primarily relate to software purchased for enterprise software and desktop applications. The 2007 costs primarily relate to software purchased to support the Enventis Sector VoIP monitoring and managed services. Total capitalized software for internal use of $8,686,000, $8,237,000 and $8,103,000 are included in property, plant and equipment at December 31, 2009, 2008 and 2007, respectively. Amortization expense relating to these costs amounted to $659,000, $583,000 and $686,000 in 2009, 2008 and 2007, respectively, resulting in accumulated amortization of $5,980,000, $5,321,000 and $4,727,000 at December 31, 2009, 2008 and 2007, respectively. Capitalized internal software costs, net of accumulated amortization of $2,706,000, $2,916,000 and $3,376,000 are included in property, plant and equipment at December 31, 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 2 to the Notes to the Consolidated Financial Statements for a more detailed discussion of the intangible assets and goodwill. The carrying value of our goodwill and intangible assets increased in 2009 due to our acquisition of CP Telecom. Our goodwill balance was $27,423,000 and $25,239,000 as of December 31, 2009 and 2008, respectively. We expect $25,239,000 of the $27,423,000 goodwill balance to be deductible for tax purposes. As of December 31, 2009 and 2008, we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill. Our acquisition price for CP Telecom included intangible assets of $1,070,000 in customer relationships and contracts and $2,100,000 of other intangibles including long-term lease rights to a fiber network. The valuations of intangible assets obtained in our CP Telecom acquisition were evaluated with the assistance of a study performed by an independent valuation expert.

Long-Lived Assets

We review long-lived assets for impairment if certain events or changes in circumstances indicate that impairment may be present. Impairment exists if the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset at the date it is tested.

Accrued Incentive Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts accrued for employee incentive compensation of $1,765,000 and $1,777,000 at December 31, 2009 and December 31, 2008, respectively.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

ASC 740 requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 11 to the Notes to the Consolidated Financial Statements for additional information regarding income taxes.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate.

Post-retirement benefits were calculated using the following methods specified in ASC Topic 715 – Compensation – Retirement Benefits, Subtopic 10 – Overall, Subtopic 20 – Defined Benefit Plans – General and Subtopic 60 – Defined Benefit Plans – Other Postretirement. Any prior service cost or cumulative net gains and losses in excess of 10% of the Topic 715 corridor are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

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

Stock Compensation

We apply a fair value based measurement method in accounting for share based payment transactions with employees and record compensation cost for all stock awards granted.  Compensation charges are realized when management concludes it is probable that the participant will earn the award and recognized during the service period specified by the stock award plan.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation expense recognized in the Consolidated Statements of Operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the fair value provisions of ASC Topic 718. Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We use historical data to estimate pre-vesting forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan. Dilution is determined using the treasury stock method.

(Dollars in thousands, except share and earnings per share amounts)	2009	2008	2007

Net Income	$11,273	$8,029	$8,611

Weighted Average Shares Outstanding	13,061,266	13,248,731	13,258,369
Stock Options (dilutive only)	595	958	1,718
Stock Subscribed (ESPP)	-	10,244	-
Total dilutive shares outstanding	13,061,861	13,259,933	13,260,087

Earnings per share:
Basic	$0.86	$0.61	$0.65
Diluted	$0.86	$0.61	$0.65

Options to purchase 395,950 shares as of December 31, 2009, 456,200 shares as of December 31, 2008 and 441,000 shares as of December 31, 2007 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors.

Recent Accounting Developments

Issued in January 2010, ASU Update 2010-06, Fair Value Measures and Disclosures, provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3.  ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010. We do not expect adoption of ASU Update 2010-06 to have a material effect to our financial statements or our disclosures.

Issued in October 2009, ASU Update 2009-13, Revenue Recognition Topic 605 - Multiple-Deliverable Revenue Arrangements provides guidance for separating consideration in multiple-deliverable arrangements. ASC Number 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect adoption of ASU Update 2009-13 to have a material effect on our financial statements.

Issued in December 2008, the FASB issued the disclosure requirements within ASC 715 providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or post-retirement plan. Disclosure requirements within ASC 715 are effective for fiscal years beginning after December 15, 2009, and will be adopted by us in the first quarter of 2010. Additional disclosures required within ASC 715 are not expected to have a material effect on our disclosures.

Effective February 2010, we adopted ASU Update 2010-09, Subsequent Events,which provides amendments to Topic 855 removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU Update 2010-09 did not have a significant impact on our disclosures.

Effective October 1, 2009, we adopted ASU Update 2009-05, Fair Value Measurement and Disclosures Topic 820 which provides further guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

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

Effective June 15, 2009, we adopted disclosure requirements within ASC 825, which require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. Requirements within ASC 825 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted requirements within ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the requirements within ASC 855 did not have a material effect on our consolidated financial statements. Subsequent events have been evaluated through the filing date of this Annual Report on Form 10-K.

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

Effective January 1, 2009, we adopted disclosure requirements within ASC 815 requiring enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The adoption of the disclosure requirements within ASC 815 did not have a significant impact on our disclosures.

Effective January 1, 2009, we adopted the requirements within ASC 820 related to our non-financial assets and non-financial liabilities. This adoption requires us to provide additional disclosures related to the valuation of non-financial assets and liabilities that occur during the year, primarily goodwill impairment. The adoption of these requirements within ASC 820 did not have a significant impact on our disclosures.

Note 2.   Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units.  In our Enventis Sector, we have $4,375,000 of goodwill carrying value as of December 31, 2009, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of December 31, 2009, resulting from our acquisition of Heartland Telecommunications in 1997. The changes to goodwill in 2009 are summarized below.

(Dollars in thousands)	2009
Goodwill as of December 31, 2008	$25,239
Goodwill adjustments associated with the purchase of CP Telecom	2,184
Goodwill as of December 31, 2009	$27,423

Goodwill assets are not amortized, but are subject to an impairment test annually, as well as upon certain events that indicate that impairment may be present. We use a fair value approach when reviewing our goodwill for potential impairment testing. Using goodwill impairment tests, as guided by ASC Topic 350 – Intangibles–Goodwill and Other we determined there were no instances where fair value had fallen below the asset carrying value in any of our reporting units during 2009 or 2008. We make estimates of the fair value of the assets in our reporting units based on application of a discounted cash flow analysis, using the best available information at the time estimation of fair value is made. Our estimates of fair value could change based on general market or industry conditions, or the performance of our specific assets, and could result in a determination of impairment charges to reduce the carrying value of goodwill in our reporting units in the future.

The fair value of assets including goodwill which are covered by the impairment tests is in excess of the asset carrying value for all of our reporting units.  We have concluded that no asset impairment valuation charges are warranted.

Our acquisition price for CP Telecom included intangible assets of $1,070,000 in customer relationships and contracts and $2,100,000 of other intangibles including long-term lease rights to a fiber network. The valuations of intangible assets obtained in our CP Telecom acquisition were evaluated with the assistance of a study performed by an independent valuation expert.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

(Dollars in thousands)		As of December 31, 2009		As of December 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$5,299	$4,318	$4,229	$3,379
Other intangibles	1 - 5 years	2,830	786	730	724
Total		$8,129	$5,104	$4,959	$4,103

As outlined by ASC Topic 350 – Intangibles— Goodwill and Other, we periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for 2009, 2008 and 2007 was $1,001,000, $1,127,000, and $1,157,000, respectively. Total estimated amortization expense for the five years subsequent to 2009 is as follows: 2010 - $357,000; 2011 - $354,000; 2012 - $354,000; 2013 – $354,000; 2014 - $265,000.

Note 3.   Disposition and Acquisition

Disposition

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins to Skyview Capital, LLC. The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods reflect the Collins operations as discontinued operations.

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

(Dollars in thousands)	2009
Property and equipment	$3,986
Identifiable intangible assets:
Customer relationships and contracts	1,070
Supplier relationship	2,100
Goodwill	2,184
Other assets and liabilities	(653)
Deferred income tax	(2,062)
Allocation of purchase consideration	$6,625

Of the identified intangible assets above, customer relationships and contracts have useful lives of five years and the supplier relationship has a useful life of 15 years. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Goodwill from our CP Telecom acquisition is a result of the value of acquired employees along with the expected synergies from the combination of CP Telecom and our operations. Goodwill resulting from the acquisition of CP Telecom is not deductible for tax purposes.

CP Telecom operations have been integrated with our Enventis fiber and data product line. While complete identifiable operational results attributable to the CP Telecom business are not available, revenue from August 1, 2009 through December 31, 2009 was approximately $3,800,000 and is included in our results of operations.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $127,637,000 at December 31, 2009 and $132,157,000 at December 31, 2008, compared to carrying values of $119,871,000 and $125,384,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

Note 5.   Accumulated Other Comprehensive Income (Loss)

We follow the provisions of ASC Topic 220 – Comprehensive Income, which established rules for the reporting of comprehensive income (loss) and its components. In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the year ended December 31, 2009 and 2008 was $10,100,000 and $5,843,000, respectively.

In March 2007, we terminated our two outstanding interest-rate swap agreements with original maturities in June 2008, in exchange for $1,936,000 in proceeds. Immediately following the termination of these two agreements, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable interest rate debt through February 2010. Due to the February and March 2010 expirations on the above swaps, we entered into an interest-rate swap agreement in March 2009, effectively locking in the interest rate on $80,000,000 from March 2010 to September 2011.The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2006	$(867)	$37	$(217)	$1,497	$450
2007 Activity	(87)	242	36	(1,708)	(1,517)
December 31, 2007	(954)	279	(181)	(211)	(1,067)
2008 Activity	(421)	(33)	36	(1,768)	(2,186)
December 31, 2008	(1,375)	246	(145)	(1,979)	(3,253)
2009 Activity	(2,005)	(33)	36	829	(1,173)
December 31, 2009	$(3,380)	$213	$(109)	$(1,150)	$(4,426)

(1) Amounts pertain to our post-retirement benefit plans.

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

(Dollars in thousands)	2009	2008	2007
Income tax (liability) related to OCI components
beginning of year	$2,150	$1,141	$(301)
Income tax (liability) changes related to:
Unrecognized net actuarial loss	1,327	281	57
Unrecognized prior service credit	21	21	(159)
Unrecognized transition asset	(24)	(24)	(24)
Unrecognized gain (loss) on derivatives	(548)	731	1,568
Income tax related to OCI components end of year	$2,926	$2,150	$1,141

Note 6.   Business Segments

Our operations are conducted in two business segments as: (i) Enventis Sector and (ii) Telecom Sector.

Enventis serves business customers across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration and support services. Enventis specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest. Enventis also provides fiber and data services to wholesale service providers, such as national and regional carriers and wireless carriers within the telecommunications business. Enventis is focused on providing services specifically to business customers.

The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven rural communities in northwest Iowa as an ILEC. The Telecom Sector operates fiber optic cable transport facilities in Minnesota and Iowa. The Telecom Sector offers an alternative choice for local telecommunications service, known as CLEC service in the telecommunications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. The Telecom Sector, through NIBI, also provides data processing and related services to HickoryTech’s other product lines and to other external telephone companies, municipalities, utilities and wireless and cable TV providers.

Business segment information for the years ended December 31, 2009, 2008 and 2007 is as follows:

For Year Ended December 31
(Dollars in thousands)

2009	Enventis	Telecom	Corporate and Eliminations	Consolidated
Revenue from unaffiliated customers	$68,683	$70,419	$-	$139,102
Intersegment revenue	500	1,217	(1,717)	-
Total operating revenue	69,183	71,636	(1,717)	139,102

Depreciation and amortization	5,413	15,680	84	21,177
Operating income (loss)	5,627	13,587	(629)	18,585
Interest expense	2	95	6,821	6,918
Income taxes	2,299	5,451	(7,251)	499
Income (loss) from continuing operations	3,362	8,068	(157)	11,273
Identifiable assets	72,856	140,494	9,133	222,483
Property, plant and equipment, net	46,867	106,328	283	153,478
Capital expenditures	8,738	9,068	87	17,893

For Year Ended December 31
(Dollars in thousands)

2008	Enventis	Telecom	Corporate and Eliminations	Consolidated
Revenue from unaffiliated customers	$79,976	$73,199	$-	$153,175
Intersegment revenue	515	644	(1,159)	-
Total operating revenue	80,491	73,843	(1,159)	153,175

Depreciation and amortization	4,417	16,136	53	20,606
Operating income	7,024	13,045	157	20,226
Interest expense	-	85	6,785	6,870
Income taxes	2,660	4,879	(2,119)	5,420
Income (loss) from continuing operations	4,369	8,104	(4,444)	8,029
Identifiable assets	68,481	148,238	8,789	225,508
Property, plant and equipment, net	38,575	112,497	281	151,353
Capital expenditures	6,408	11,102	181	17,691

2007	Enventis	Telecom	Corporate and Eliminations	Consolidated
Revenue from unaffiliated customers	$79,802	$76,847	$-	$156,649
Intersegment revenue	440	467	(907)	-
Total operating revenue	80,242	77,314	(907)	156,649

Depreciation and amortization	3,755	15,218	31	19,004
Operating income (loss)	6,904	17,796	(1,520)	23,180
Interest expense	-	72	8,049	8,121
Income taxes	2,904	7,287	(3,480)	6,711
Income (loss) from continuing operations	4,074	10,460	(5,899)	8,635
Identifiable assets	66,842	152,961	7,692	227,495
Property, plant and equipment, net	35,700	117,078	153	152,931
Capital expenditures	5,928	11,489	83	17,500

NOTE 7.   STOCK COMPENSATION

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. As of December 31, 2009, there were 500,000 common shares reserved for this plan and 441,655 shares still available for issuance. As of December 31, 2009 employees had subscribed to purchase approximately 21,477 shares for the plan year ended August 31, 2010. Employees purchased 20,561 shares for the plan year ended August 31, 2009. We recorded stock compensation expense in the amount of $27,000, $26,000 and $24,000 during 2009, 2008 and 2007 respectively, related to this plan.

Retainer Stock Plans for Directors

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In 2009, in addition to any voluntary acquisitions of shares in exchange for quarterly retainers, directors received $7,500 of their annual retainer solely in shares of HickoryTech stock from this plan. As of December 31, 2009, there were 300,000 common shares reserved for this plan and 203,498 shares still available for future issuance. Beginning in January 2010, directors will receive $25,000 of their annual retainer solely in shares of HickoryTech stock.

Non-Employee Directors’ Incentive Plan

Beginning in May 2005, we began offering a Directors’ Incentive Plan to attract and retain outside directors. The plan provides for each director to receive 2,000 shares of our common stock contingent upon HickoryTech meeting pre-established objectives. The plan paid out 20,000 shares, 18,000 shares and 0 shares in 2009, 2008, and 2007, respectively. As of December 31, 2009 there were 200,000 common shares reserved for this plan and 152,000 shares available for future grants. This plan was discontinued as of January 1, 2010. Undistributed shares reserved for this plan will no longer be available for use.

Stock Award Plan

HickoryTech’s stock award plan provides for the granting of non-qualified stock options, stock awards and restricted stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. Stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2009, there were 1,750,000 common shares reserved for this plan and 976,865 shares available for future grants.

We recognize stock compensation charges related to stock award plans when management concludes it is probable that the participant will earn the award. Such compensation charges are recorded based upon the fair value of our stock and is recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs. Stock based compensation expense recognized was $1,021,000, $415,000 and $688,000 in 2009, 2008 and 2007, respectively. Stock based compensation expense recognized in 2009 primarily increased due to the increase in our stock price from $5.44 as of December 31, 2008 to $8.83 as of December 31, 2009.

As of December 31, 2009, all compensation costs related to stock options granted under the Company’s Stock Award Plan have been recognized.

Stock options, last granted in September 2006, are fully vested as of December 31, 2009. The Stock Award Plan provides for the issuance of stock options, but no current compensation plans have options as a component.

A summary of all stock option activity for the three-year period ended December 31, 2009 is as follows:

	Options			Weighted Average Exercise Price
	2009	2008	2007	2009	2008	2007
Outstanding at Beginning of Year	471,200	476,000	515,884	$12.79	$12.79	$12.75
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	(499)	-	-	10.76
Expired	(40,250)	(4,800)	(39,385)	11.87	13.38	12.22
Outstanding at End of Year	430,950	471,200	476,000	$12.87	$12.79	$12.79

Exercisable at End of Year	430,950	466,200	454,335	$12.87	$12.85	$12.97

Fair Value of Options Vesting During the Year	$7,000	$41,000	$156,000

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2009:

Range of	Stock Options	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	15,000	$6.95	6.7 years
$8.00 - $12.00	156,950	156,950	10.22	3.9 years
$12.00 - $16.00	205,250	205,250	13.95	1.3 years
$16.00 - $21.00	53,750	53,750	18.18	1.2 years
	430,950	430,950	$12.87	2.4 years

Aggregate Intrinsic Value			$44,000

Note 8.   Extended Term Payable

The Enventis Sector has a $20,000,000 wholesale financing agreement with a financing company to fund the equipment provisioning portion of the equipment sales product line from certain approved vendors. Advances under this financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of an amount up to $18,000,000 by HickoryTech. The financing agreement provides 60 day interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $6,788,000 and $10,474,000 at December 31, 2009 and 2008, respectively. These balances are classified as current liabilities in the accompanying Balance Sheets and are not considered part of our debt financing.

Note 9.   Debt and Other Obligations

Our long-term obligations as of December 31, 2009 were $119,871,000, excluding current maturities of $200,000 on debt and $420,000 on current maturities of capital leases. Long-term obligations as of December 31, 2008 were $125,384,000 excluding current maturities of $1,300,000 on debt and $321,000 of capital leases.

	As of December 31
(Dollars in thousands)	2009	2008
Credit facility, average interest at 5.5%, maturing in varying amounts through 2013	$119,900	$126,400
Capitalized lease obligations, average interest at 11.4%, maturing March 2011	591	605
Total	120,491	127,005
Less current maturities	620	1,621
Long-term obligations	$119,871	$125,384

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $149,780,000 facility as of December 31, 2009 through normal quarterly amortization), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component ($29,880,000 available to borrow as of December 31, 2009) that expires on December 31, 2011 and a $130,000,000 term loan component (subsequently reduced to $119,900,000 as of December 31, 2009 through normal quarterly amortization).

The term loan is comprised of two components which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,700,000 as of December 31, 2009, and is held in varying amounts by three lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2009 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the pay down of debt in 2009, we will not be required to make quarterly principal payments in 2010. The outstanding principal balance of term loan C is $19,200,000 as of December 31, 2009, and is held entirely by RTFC. Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from December 31, 2009 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

The term loan component has a provision whereby we periodically receive patronage capital refunds. This patronage refund is recorded as an offset to interest expense and amounted to $512,000 in 2009, $563,000 in 2008 and $230,000 in 2007.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio and maximum capital expenditures. The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. At December 31, 2007, we were in violation of this dividend restriction, but a waiver was obtained. At December 31, 2009, we were in full compliance with our debt covenants.

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

The credit facility also requires us to maintain interest rate protection agreements on at least 50% of the term loan components outstanding balance in order to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have fixed interest rates on $19,200,000 of our debt with these rates expiring in February 2010. Listed below are our current interest-rate swap agreements which lock in our interest rates on existing variable-interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
March 2007 - March 2010	$60,000,000	4.89%
March 2008 - February 2010	$40,000,000	2.54%
March 2010 - September 2011	$80,000,000	2.15%

Our effective interest rate was 5.47%, 5.22% and 5.97% in 2009, 2008 and 2007, respectively. Annual requirements for principal payments for the years subsequent to 2009 are as follows: 2010 - $200,000; 2011 - $1,300,000; 2012 - $99,800,000; and 2013 - $18,600,000.

Note 10.   Employee Retirement Benefits

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We contribute up to 6.0% of the employee’s eligible compensation, based on the employee's voluntary contribution. Our contributions and costs for the retirement savings plan were $1,497,000 in 2009, $1,366,000 in 2008 and $1,432,000 in 2007.

In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits. At December 31, 2009, post-retirement benefits expected to be paid for the next five years and thereafter are as follows: 2010 - $256,000;  2011- $266,000; 2012 - $268,000;  2013 - $270,000;  2014 – $269,000 and thereafter – $1,307,000.

ASC Topic 715 requires that we recognize the funded status of our postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost.

The following table summarizes the balance sheet impact, including the benefit obligations and assets associated with our postretirement benefit plans as of December 31, 2009 and 2008, respectively.

(Dollars in thousands)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$9,225	$7,958
Service cost	309	254
Interest cost	547	487
Actuarial loss	3,466	781
Benefits paid	(277)	(255)
Benefit obligation at end of year	$13,270	$9,225

	As of December 31
(Dollars in thousands)	2009	2008	2007
Components of net periodic benefit cost
Service cost	$309	$254	$286
Interest cost	547	487	455
Expected return on plan assets	-	-	-
Amortization of transition obligation	60	60	60
Amortization of prior service cost	(55)	(55)	(12)
Recognized net actuarial loss	134	79	70
Net periodic benefit cost	$995	$825	$859

Discount rate used to determine benefit obligation as of December 31:	5.50%	6.00%	6.20%

In 2010, we expect to recognize approximately $60,000 of the transition obligation, ($55,000) of the prior service credit and $391,000 of the net actuarial loss as a component of total period post-retirement benefit expense.

Health Care Trend Rates for the Year Ending December 31, 2009	Year	Trend Rate
	2010-2011	7.90%
	2011-2012	6.60%
	2012-2013	5.80%
	2013-2014	5.80%
	2014-2015	5.70%
	2015-2016	5.70%
	2016-2017	5.70%
	2017-2018	5.70%
	2018-2019	5.60%
	2019-2084	5.6%-4.00%
	2085	4.00%

(Dollars in thousands)
Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease
Accum. post-retirement benefit oblig. as of December 31, 2009
Dollar	$2,350	$(1,873)
Percentage change in retiree medical	18.0%	(15.0%)

Service cost and interest cost for fiscal 2009
Dollar	$174	$(137)
Percentage change in retiree medical	21.0%	(17.0%)

As of December 31, 2008, we adopted a new methodology for applying health care trend rates when measuring the accumulated post-retirement benefit obligation. This methodology is based on guidance published by the Society of Actuaries titled “How Health Care Trend Rates are Best Measured” and is the methodology adopted by our third party consultants. Under the new method, health care rates trend downward in the calculations in smaller increments over a longer period of time. The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 7.9% in 2010 and decreases gradually until it reaches 5.6% in 2018 and ultimately 4.0% in 2085. These initial trend rate assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted, which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Topic 715 requires current recognition of the federal subsidy that employers may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under its post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D. Consequently, we re-measured our accumulated post-retirement benefit obligation as of June 30, 2004 to account for the federal subsidy. As of December 31, 2009 and 2008, the reduction in the accumulated post-retirement benefit obligation due to the subsidy was $1,676,000 and $1,134,000, respectively.

Note 11.    Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2009, 2008 and 2007 include the following components:

(Dollars in thousands)	2009	2008	2007
Current income taxes (benefits):
Federal	$(1,144)	$1,370	$4,027
State	(325)	390	1,145
Deferred income taxes (benefits):
Federal	2,020	3,356	1,031
State	(52)	304	492
Total income tax provision	$499	$5,420	$6,695

Income tax expense (benefit) is included in the financial statements as follows:

(Dollars in thousands)	2009	2008	2007
Continuing operations	$499	$5,420	$6,711
Discontinued operations	-	-	(16)
Total income tax provision	$499	$5,420	$6,695

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2009	2008
Tax liabilities:
Depreciation and fixed assets	$21,445	$17,924
Intangible assets	7,475	6,075
Gross deferred tax liability	$28,920	$23,999

Tax Assets:
Deferred compensation and post-retirement benefits	$6,534	$4,461
Receivables and inventories	501	460
Accrued liabilities	1,112	1,167
Derivatives	760	1,309
State net operating loss	1,767	1,767
Other	469	304
Gross deferred tax asset	11,143	9,468
Valuation allowance	(1,695)	(1,687)
Net deferred tax liability	19,472	16,218
Current deferred tax asset	2,423	2,064
Net non-current deferred tax liability	$21,895	$18,282

We have Iowa net operating loss carry-forwards for tax purposes available to offset future income of approximately $26,687,000 at December 31, 2009. The Iowa net operating loss carry-forwards expire in varying amounts between 2018 and 2029. Due to the continued generation of net operating losses by our subsidiaries operating in Iowa, the utilization of these net operating loss carry-forwards is doubtful. A valuation allowance has been established to reduce the carrying value of the benefits associated with the Iowa net operating losses incurred by our subsidiaries in the state of Iowa. We also have a net operating loss carry-forward of approximately $3,700,000 incurred by the parent company in the state of Minnesota. Management believes that it is unlikely that we will realize all of the benefits associated with the Minnesota net operating loss prior to the expiration of the carry forward period. Therefore, a valuation allowance was established to reduce the carrying value of the benefits associated with the net operating losses incurred by the parent company in Minnesota. Future events and changes in circumstances could cause this valuation allowance to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2009	2008	2007
Statutory tax rate	35.0%	35.0% %	35.0%
Effect of:
State income taxes net of federal tax benefit	6.2	6.0	6.1
Release of income tax reserve and prior
Year adjustments	(37.5)	(7.8)	0.6
Medicare part D subsidy	(0.6)	(0.4)	(0.3)
ASC 740	1.5	3.2	2.50
Acquisition costs	0.8	-	-
Expiration of capital loss	-	5.2	-
Other, net	(1.2)	(0.9)	(0.2)
Effective tax rate	4.2%	40.3%	43.7%

We apply the provisions of ASC Topic 740 which provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements. As of the date of adoption, we had approximately $7,242,000 of unrecognized tax benefits (excluding interest), of which approximately $748,000 relates to a deferred tax asset that is fully reserved for financial reporting purposes.

As of December 31, 2009, we had unrecognized tax benefits totaling $2,875,000 (net of tax) excluding interest. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $2,859,000. During 2009, we recognized approximately $3,900,000 of previously unrecognized tax benefits and approximately $601,000 of associated interest as a result of the expiration of statute of limitations and settlements with taxing authorities. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $2,685,000 during the next 12 months as a result of expirations of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of the date of the adoption, we had $172,000 (net of tax) accrued for interest and nothing accrued for penalties related to tax matters. As of December 31, 2009 we have accrued $343,000 (net of tax) for interest related to unrecognized tax benefits of which $175,000 (net of tax) was accrued in 2009.

The following roll-forward of unrecognized tax benefits excludes interest accrued on unrecognized tax benefits and is presented gross of any expected federal tax benefits related to unrecognized state tax benefits as required by ASC 740.

(Dollars in thousands)	2009	2008
Unrecognized tax benefits opening balance (excluding interest)	$7,239	$7,591
Increases:
Tax positions taken in current period	23	41
Tax position taken in prior periods	3	357
Decreases:
Tax positions taken in prior periods	-	(750)
Settlements	(48)	-
Lapse of statute limitations	(4,002)	-
Unrecognized tax benefits	-	-
Ending balance (excluding interest)	$3,215	$7,239

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2006 except to the extent of losses utilized in subsequent years. In June 2009, the Internal Revenue Service completed an examination of our 2006 federal consolidated income tax return. The results of that audit did not have a material effect on the amounts already recorded in the financial statements.

Note 12.   Financial Derivative Instruments

We utilize interest-rate swap agreements that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt. We account for derivative instruments on the balance sheets at fair value.

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

The fair value of our derivatives at December 31, 2009 and 2008 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheets. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations.

In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $664,000 and $1,272,000 were recognized as an offset to interest expense in 2008 and 2007, respectively. Immediately following the termination of the two swap agreements discussed above, we executed a new interest-rate swap agreement, effectively locking in the interest rate on $60,000,000 of variable-interest rate debt through March 2010. In March 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $40,000,000 of variable-interest rate debt through February 2010. In March 2009, we entered into a an interest-rate swap agreement, effectively locking in the interest rate on $80,000,000 of variable-interest rate debt starting March 2010 through September 2011.

The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The fair value of our derivatives at December 31, 2009 and 2008 is a net liability of $1,908,000 and $3,286,000, respectively. The table below illustrates the effect of derivative instruments on consolidated operations for the years ended December 31, 2009, 2008 and 2007.
(Dollars in thousands)	Gain/(Loss) Reported			Location of Gain/Proceeds	Amount of Gain/Proceeds
	in Accumulated Other			Reclassified from Accumulated	Recognized in
Derivatives in ASC 815	Comprehensive Loss			Other Comprehensive Income	Income on Derivative
Cash Flow Hedging Relationships	2009	2008	2007	into Income	2009	2008	2007

Interest Rate Contracts	$829	$(1,768)	$(1,708)	Interest Expense	$-	$664	$1,272

Note 13.   Commitments, Contingencies, and Concentrations

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

We have built our Enventis equipment and services product line practice around the Cisco brand. We generated sales of approximately $37,000,000, $56,000,000, and $59,000,000 in the years ended 2009, 2008, and 2007, respectively. Delays in the shipment of equipment or the loss of Cisco as our principal supplier could significantly impact this revenue stream. Due to our status as a Cisco Gold Partner, among their independent distributors, we feel it is likely that the shipping delays will be no more problematic for us than other distributors in the Cisco system.

We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 20.8% of our employees. The bargaining agreement expires in 2013.

Operating Lease Commitments

We own most of our major facilities, but do lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $1,683,000 in 2009, $1,439,000 in 2008 and $1,404,000 in 2007. At December 31, 2009, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2010 - $1,300,000;  2011- $878,000; 2012 - $633,000;  2013 - $536,000;  2014 – $536,000 and thereafter – $786,000.

Note 14.   Quarterly Financial Information (Unaudited)

	2009
(Dollars in thousands except per share amounts)	4th	3rd	2nd	1st
Operating revenue	$38,330	$34,908	$32,403	$33,461
Operating income	$4,044	$4,694	$5,289	$4,558
Net income	$1,424	$6,106	$2,117	$1,626
Basic EPS	$0.11	$0.47	$0.16	$0.12
Fully diluted EPS	$0.11	$0.47	$0.16	$0.12

Dividends per share	$0.13	$0.13	$0.13	$0.13

	2008
(Dollars in thousands except per share amounts)	4th	3rd	2nd	1st
Operating revenue	$37,670	$39,860	$39,745	$35,900
Operating income	$4,106	$5,360	$5,891	$4,869
Net income	$1,679	$2,072	$2,497	$1,781
Basic EPS	$0.13	$0.16	$0.19	$0.13
Fully diluted EPS	$0.13	$0.16	$0.19	$0.13

Dividends per share	$0.13	$0.12	$0.12	$0.12

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on an individual basis.

Note 15.   Subsequent Events

HickoryTech’s Board of Directors has declared a regular quarterly dividend of 13 cents per share, payable March 5, 2010 to shareholders of record on February 15, 2010.

We have evaluated and disclosed subsequent events through the filing date of the Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009 provided that the evaluation did not include an assessment of the effectiveness of the internal control over financial reporting for our CP Telecom operations which were acquired on August 1, 2009.

In August 2009, we acquired CP Telecom Inc., which has facilities in Minnesota. Management has not made an assessment of the business’ internal control over financial reporting since the date of acquisition. CP Telecom’s assets and liabilities acquired were $10,035,000 and $3,410,000 respectively and the sales included in 2009 financial statements were approximately $3,800,000. The CP Telecom business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

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

In August 2009, we acquired CP Telecom Inc., which has facilities in Minnesota. Management has not made an assessment of the business’ internal control over financial reporting since the date of acquisition. CP Telecom’s assets and liabilities acquired were $10,035,000 and $3,410,000 respectively and the sales included in 2009 financial statements were approximately $3,800,000. The CP Telecom business was not included in our evaluation of the effectiveness of internal control over financial reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting, excluding CP Telecom Inc. business described above, was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our existing control environment will incorporate CP Telecom as we complete the integration of operations processes and procedures.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Security Ownership,” “Other Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. Disclosure relating to the audit committee, including the audit committee financial expert, found under the heading of “Audit Committee Report” in the Proxy Statement is incorporated by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, Director of Regulatory Affairs, Director of Public and Investor Relations, Controller, the Board of Directors, employees involved in financial reporting and to other designated employees. All employees of the Company have adopted a Code of Conduct and have undergone training on this code and ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market.

Item 11.   Executive Compensation

Information as to executive compensation included under the headings of “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “2009 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation for 2009,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

No beneficial owner held more than 5% of HickoryTech’s common stock as of December 31, 2009. The information as to security ownership of management included under the heading of “Security Ownership” in the Proxy Statement is incorporated by reference.

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

2. Financial Statement Schedule
Page
Schedule II – Valuation and Qualifying Accounts	79

3. Exhibits

The following documents are filed as Exhibits to this Form 10-K or incorporate by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q filed May 7, 1999)
3(b)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10Q filed May 3, 2007)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of HickoryTech Corporation (Incorporated by reference to Exhibit 3(c) to the Registrant’s Form 10-K filed March 29, 2000)
4(a)	Amended and Restated Shareholder Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed March 17, 2009)
4(b)
Third Amended and Restated Credit Agreement dated as of December 30, 2005, by and among HickoryTech Corporation, as Borrower, the Lenders referred to herein and Wachovia (formerly known as First Union National Bank), as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 6, 2006)

10.1+
Supplemental Retirement Agreement dated January 31, 1984, between registrant’s subsidiary, Mankato Citizens Telephone company, and David A. Christensen (Incorporated by reference to Exhibit 10(b) to the Registrant’s Form S-8 filed May 11, 1993)

10.2+	HickoryTech Corporation Directors' Stock Option Plan Amended and Restated February 5, 2003 (Incorporated by reference to Exhibit 10(g) to the Registrant's Form 10-K filed March 9, 2004)
10.3+
HickoryTech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the Registrant's Form 10-Q filed August 12, 1996)

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

10.11+	Change of Control Agreement between HickoryTech Corporation and Walter A. Prahl (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 30, 2007)

Exhibit	Description
10.12+	Amended and Restated HickoryTech Corporation Employee Stock Purchase Plan, dated August 1, 2006 (Incorporated by reference to Exhibit 10.14 to the Registrants Form 10-K dated February 29, 2008)
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
10.19+
Employment Agreement between the HickoryTech and John W. Finke, President and Chief Executive Officer of the Company, dated August 1, 2006 which includes a Supplemental Retirement Agreement (Incorporated by reference to the Registrants Current Report on Form 8-K filed August 16, 2006)  Amendment to Employment Agreement dated November 29, 2007 (Incorporated by reference to Exhibit 10.21 to the Registrants Form 10-K dated February 29, 2008)

10.20+
Employment Agreement between HickoryTech and John P. Morton dated December 20, 2006 and Amendment to Employment Agreement dated November 29, 2007 (Incorporated by reference to Exhibit 10.22 to the Registrants Form 10-K dated February 29, 2009)

10.21+	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2009
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K filed March 14, 2004)
21*	Subsidiaries of HickoryTech Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Management compensation plan or arrangement required to be filed as an exhibit.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
HickoryTech Corporation
(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year ended December 31, 2007
Allowance for doubtful accounts	$851	$139	$-	$194	$1,184
Inventory valuation reserve	462	161	-	(225)	398
Deferred tax asset valuation allowance	1,616	-	-	(66)	1,550
Total	$2,929	$300	$-	$(97)	$3,132

Year ended December 31, 2008
Allowance for doubtful accounts	$1,184	$286	$-	$(565)	$905
Inventory valuation reserve	398	184	-	(333)	249
Deferred tax asset valuation allowance	1,550	137	-	-	1,687
Total	$3,132	$607	$-	$(898)	$2,841

Year ended December 31, 2009
Allowance for doubtful accounts	$905	$128	$-	$(390)	$643
Inventory valuation reserve	249	110	-	(104)	255
Deferred tax asset valuation allowance	1,687	8	-	-	1,695
Total	$2,841	$246	$-	$(494)	$2,593

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2010	HICKORYTECH CORPORATION

By: /s/ David A. Christensen
David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James W. Bracke James W. Bracke, Chair	March 2, 2010
/s/ John W. Finke John W. Finke President, Chief Executive Officer and Director (principal executive officer)	March 2, 2010
/s/ David A. Christensen David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 2, 2010
/s/ R. Wynn Kearney, Jr. R. Wynn Kearney, Jr., Director	March 2, 2010
/s/ Robert D. Alton Robert D. Alton, Director	March 2, 2010
/s/ Lyle T. Bosacker Lyle T. Bosacker, Director	March 2, 2010
/s/ Dale E. Parker Dale E. Parker, Director	March 2, 2010

(a majority of directors)