Form 10-Q
period 2010-03-31
HICKORY TECH CORP
filed 2010-04-27
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

The total number of shares of the Registrant’s common stock outstanding as of April 23, 2010: 13,237,984.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands, except share and per share amounts)	2010	2009
Operating revenue:
Enventis Sector
Equipment	$9,884	$6,791
Services	11,470	8,998
Total Enventis Sector	21,354	15,789

Telecom Sector	17,366	17,672
Total operating revenue	38,720	33,461

Costs and expenses:
Cost of sales, excluding depreciation and amortization	8,475	5,999
Cost of services, excluding depreciation and amortization	14,178	12,465
Selling, general and administrative expenses	6,196	5,156
Depreciation	5,322	5,069
Amortization of intangibles	89	214
Total costs and expenses	34,260	28,903

Operating income	4,460	4,558

Other income and expense:
Interest and other income	37	9
Interest expense	(1,591)	(1,708)
Total other (expense)	(1,554)	(1,699)

Income before income taxes	2,906	2,859
Income tax provision	1,479	1,233

Net income	$1,427	$1,626

Basic earnings per share	$0.11	$0.12

Weighted average common shares outstanding	13,154,781	13,018,602

Diluted earnings per share	$0.11	$0.12

Weighted average common and equivalent shares outstanding	13,159,326	13,019,248

Dividends per share	$0.13	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands except share and per share amounts)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$62	$2,420
Receivables, net of allowance for doubtful accounts of $599 and $643	20,338	19,729
Inventories	7,214	5,069
Deferred income taxes, net	2,423	2,423
Prepaid expenses	2,438	1,751
Other	604	1,039
Total current assets	33,079	32,431

Investments	4,492	4,306

Property, plant and equipment	360,603	357,607
Accumulated depreciation	(208,977)	(204,129)
Property, plant and equipment, net	151,626	153,478

Other assets:
Goodwill	27,303	27,423
Intangible assets, net	2,936	3,025
Deferred costs and other	1,699	1,820
Total other assets	31,938	32,268

Total assets	$221,135	$222,483

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$11,423	$6,788
Accounts payable	2,640	2,883
Accrued expenses and other	6,745	7,792
Accrued income taxes	788	642
Deferred revenue	5,183	6,016
Current maturities of long-term obligations	654	620
Total current liabilities	27,433	24,741

Long-term liabilities:
Debt obligations, net of current maturities	115,511	119,871
Financial derivative instruments	1,628	1,908
Accrued income taxes	3,240	3,218
Deferred income taxes	22,325	21,895
Deferred revenue	1,709	2,095
Accrued employee benefits and deferred compensation	14,382	14,209
Total long-term liabilities	158,795	163,196

Total liabilities	186,228	187,937

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,237,984 in 2010 and 13,100,568 in 2009	1,324	1,310
Additional paid-in capital	13,372	12,975
Retained earnings	24,409	24,687
Accumulated other comprehensive (loss)	(4,198)	(4,426)
Total shareholders' equity	34,907	34,546

Total liabilities and shareholders' equity	$221,135	$222,483

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES:
Net income	$1,427	$1,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,411	5,283
Accrued patronage refunds	(124)	(149)
Stock based compensation	352	126
Other	263	8
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(648)	9,984
Prepaids	(687)	(821)
Inventories	(2,145)	2,888
Accounts payable and accrued expenses	(1,283)	(2,846)
Deferred revenue, billings and deposits	(1,218)	(983)
Income taxes	447	936
Other	496	478
Net cash provided by operating activities	2,291	16,530

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,429)	(2,636)
Acquisition, adjustment to purchase price	120	-
Proceeds from sale of assets	33	-
Net cash (used in) investing activities	(3,276)	(2,636)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	4,635	(5,706)
Borrowings on credit facility	800	-
Payments on credit facility and capital lease obligations	(5,161)	(1,626)
Proceeds from issuance of common stock	59	67
Dividends paid	(1,706)	(1,690)
Net cash (used in) financing activities	(1,373)	(8,955)

Net increase (decrease) in cash and cash equivalents	(2,358)	4,939
Cash and cash equivalents at beginning of the period	2,420	1,626
Cash and cash equivalents at the end of the period	$62	$6,565

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,804	$1,783
Net cash paid for income taxes	$1,032	$298
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$35	$210
Change in other comprehensive income (loss) from financial derivativesand post-retirement benefits	$228	$313

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2010

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of HickoryTech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position, and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

Our consolidated financial statements include HickoryTech Corporation and its subsidiaries in the following two business segments: the Enventis Sector and the Telecom Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of Sales (excluding depreciation and amortization)
Cost of sales for the Enventis Sector includes costs associated with the installation of products for customers. These costs are primarily for equipment and materials. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

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

Depreciation Expense
Depreciation expense is determined using the straight-line method based on the lives of various classes of depreciable assets. Enventis and Telecom Sector depreciation is entirely associated with services revenue.

Recent Accounting Developments

Issued in April 2010, Accounting Standard Update ("ASU") 2010-12, Income Taxes (Topic 740), Accounting for Certain Tax Effects of the Health Care Reform Acts, provides guidance that even though the signing dates of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were different, the two should be considered together for accounting purposes. This has no effect on our financials as both dates fell within the same reporting period.

Issued in January 2010, ASU Update 2010-06, Fair Value Measures and Disclosures, provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3.  ASU Update 2010-06 is effective for fiscal years beginning after December 15, 2010. We do not expect adoption of ASU Update 2010-06 to have a material effect to our financial statements or our disclosures.

Issued in October 2009, ASU Update 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements, provides guidance for separating consideration in multiple-deliverable arrangements. ASU Update 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of ASU Update 2009-13 on our consolidated financial statements.

Effective February 2010, we adopted ASU Update 2010-09, Subsequent Events, which provides amendments to Topic 855 removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU Update 2010-09 did not have a significant impact on our disclosures.

Effective January 1, 2010, we adopted disclosure requirements within Accounting Standard Codification ("ASC") 715 which establish guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. The adoption of ASC 715 did not have a significant impact on our disclosures.

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

	Three Months Ended March 31
(Dollars in thousands, except share and earnings per share amounts)	2010	2009

Net Income	$1,427	$1,626

Weighted average shares outstanding	13,154,781	13,018,602
Potentially dilutive common shares	4,545	646
Total dilutive shares outstanding	13,159,326	13,019,248

Earnings per share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

Options to purchase 341,950 and 451,200 shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first quarter of 2010 and 2009, respectively, are as follows:

Shares outstanding on record date	2010	2009
First quarter (February 15)	13,120,514	13,000,953

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of 13 cents per share in the first quarter of 2010 and 2009.

During the first three months of 2010 and 2009, shareholders have elected to reinvest $59,000 and $67,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instrument.” Comprehensive income for the three months ended March 31, 2010 and 2009 was $1,655,000 and $1,939,000 respectively, and this is in relation to reported net income of $1,427,000 and $1,626,000 for those periods. The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax.

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2009	$(3,380)	$213	$(109)	$(1,150)	$(4,426)
2010 Q1 Activity				168	168
Q1 Net Periodic Benefit Cost	59	(8)	9		60
March 31, 2010	$(3,321)	$205	$(100)	$(982)	$(4,198)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $118,638,000 at March 31, 2010 and $127,637,000 at December 31, 2009, compared to carrying values of $115,511,000 and $119,871,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers as of March 31, 2010 and December 31, 2009 was $4,951,000 and $2,770,000, respectively. The inventory level in the Enventis Sector is subject to the variations in Enventis equipment revenue and the timing of individual customer orders. The inventory value in the Telecom Sector, comprised of raw materials, as of March 31, 2010 and December 31, 2009 was $2,263,000 and $2,299,000, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units. In our Enventis Sector, we have $4,255,000 of goodwill carrying value as of March 31, 2010, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In the first quarter of 2010, an adjustment was made to goodwill associated with the CP Telecom acquisition due to a change in working capital. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of March 31, 2010, resulting from our acquisition of Heartland Telecommunications in 1997. The changes to goodwill in the first quarter of 2010 are summarized below.

(Dollars in thousands)	2010
Goodwill as of December 31, 2009	$27,423
Goodwill adjustments associated with the purchase of CP Telecom	(120)
Goodwill as of March 31, 2010	$27,303

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2009, which resulted in no impairment charges to goodwill. In the first three months of 2010, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

(Dollars in thousands)		As of March 31, 2010		As of December 31, 2009
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,372	$5,299	$4,318
Other intangibles	1 - 5 years	2,830	821	2,830	786
Total		$8,129	$5,193	$8,129	$5,104

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $89,000 and $214,000 for the three months ended March 31, 2010 and 2009, respectively. Total estimated amortization expense for the remaining nine months of 2010 and the five years subsequent to 2010 is as follows: 2010 (April 1 – December 31) – $268,000; 2011 - $354,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000.

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)
Three Months Ended March 31, 2010	Enventis	Telecom	Corporate and Eliminations	Consolidated
Revenue from unaffiliated customers	$21,354	$17,366	$-	$38,720
Intersegment revenue	133	429	(562)	-
Total operating revenue	21,487	17,795	(562)	38,720

Depreciation and amortization	1,364	4,016	31	5,411
Operating income	1,907	2,825	(272)	4,460
Interest expense	-	25	1,566	1,591
Income tax provision (benefit)	810	1,398	(729)	1,479
Net Income (loss)	1,122	1,406	(1,101)	1,427
Total assets	76,249	138,233	6,653	221,135
Property, plant and equipment, net	47,598	103,776	252	151,626
Additions to property, plant and equipment	2,064	1,365	-	3,429

Three Months Ended March 31, 2009	Enventis	Telecom	Corporate and Eliminations	Consolidated
Revenue from unaffiliated customers	$15,789	$17,672	$-	$33,461
Intersegment revenue	141	243	(384)	-
Total operating revenue	15,930	17,915	(384)	33,461

Depreciation and amortization	1,149	4,120	14	5,283
Operating income	1,155	3,385	18	4,558
Interest expense	-	33	1,675	1,708
Income tax provision (benefit)	474	1,374	(615)	1,233
Net Income (loss)	681	1,978	(1,033)	1,626
Total assets	57,296	144,972	12,922	215,190
Property, plant and equipment, net	38,826	110,084	276	149,186
Additions to property, plant and equipment	1,191	1,435	10	2,636

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2010. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of all stock-based compensation plans.

Share-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was $352,000 and $126,000, respectively. As of September 30, 2009 all stock options are fully vested and the associated compensation costs related to these options, last granted in September of 2006 under the Company’s Stock Award Plan, have been recognized.

Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date.

A summary of stock option activity is as follows:
		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2010	430,950	$12.73
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(54,000)	13.85
Outstanding at March 31, 2010	376,950	$12.73
Exercisable at March 31, 2010	376,950	$12.73

The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2010:

Range of	Stock Options	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	15,000	$6.95	6.42
$8.00 - $12.00	156,950	156,950	10.22	3.68
$12.00 - $16.00	151,250	151,250	13.98	1.47
$16.00 - $21.00	53,750	53,750	18.18	0.97
	376,950	376,950	$12.73	2.51

Aggregate intrinsic value:			$44,400

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

The fair value of our interest rate swap agreements were determined based on Level 2 inputs. We currently have an interest-rate swap agreement effectively locking in the interest rate on $80,000,000 of variable-interest rate debt until September 2011. The interest rate locked in is 2.15%. This swap rate is in addition to the applicable margin under our credit agreement, which is currently 1.5%.

The fair value of our derivatives at March 31, 2010 and December 31, 2009 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at March 31, 2010 and December 31, 2009 is a net liability of $1,628,000 and $1,908,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income/(loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending March 31, 2010 and 2009, respectively.

(Dollars in thousands)	Gain Reported in			Amount of Gain/Proceeds
Derivatives in ASC 815	Accumulated Other Comprehensive Loss		Location of Gain/Proceeds Reclassified from Accumulated Other	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2010	2009	Comprehensive Income into Income	2010	2009

Interest Rate Contracts	$168	$292	Interest Expense	$-	$-

Note 11.  Employee Post-Retirement Benefits

HickoryTech provides post-retirement health care and life insurance benefits for eligible employees. We recognize the funded status of our post-retirement benefit plans on our consolidated balance sheet and recognize as a component of accumulated other comprehensive income/(loss), net of tax, the gains and losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost. New employees are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended March 31
(Dollars in thousands)	2010	2009
Components of net periodic benefit cost
Service cost	$113	$77
Interest cost	181	137
Amortization of transition obligation	15	15
Amortization of prior service cost	(14)	(14)
Recognized net actuarial loss	98	33
Net periodic benefit cost	$393	$248

Employer's contributions for current premiums:		March 31, 2010
Contributions made for the three months ended March 31, 2010		$80
Expected contributions for remainder of 2010		238
Total estimated employer contributions for fiscal year 2010		$318

Note 12.  Income Taxes

The effective income tax rate from operations of approximately 50.9% for the first quarter of 2010 and 43.1% for the first quarter of 2009 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits. In the first quarter of 2010, we recognized $279,000 of noncash income tax expense due to tax changes related to the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The $279,000 charge to income tax expense increased the effective tax rate for the first quarter of 2010 by 9.6%.

As of March 31, 2010, we had unrecognized tax benefits totaling $2,875,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $2,859,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $2,725,000, including interest, during the next 12 months as a result of expirations of the statute of limitations. Subsequent to March 31, 2010, we have recognized approximately $680,000 of previously unrecognized tax benefits and $127,000 of associated interest as a result of the expiration of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2010, we have accrued $365,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2006 except to the extent of losses utilized in subsequent years.

Note 13.  Acquisition

On August 1, 2009, we purchased all of the capital stock of CP Telecom for an adjusted purchase price of $6,625,000 to grow our small to medium sized business customer base. This acquisition was funded with cash on hand. In the first quarter of 2010, an adjustment associated with a change in working capital of CP Telecom at closing, reduced the purchase price and associated goodwill by $120,000, resulting in an adjusted purchase price of $6,505,000. CP Telecom was formerly a privately held facilities-based telecom provider serving Minneapolis, St. Paul and northern Minnesota.

The table below sets forth the CP Telecom purchase price allocation. The purchase price allocation resulted in goodwill of $2,184,000 which has been reduced by $120,000 to $2,064,000 as of March 31, 2010 as noted in the table below. The fair value of the property and equipment were determined based on Level 1 inputs. The valuation of intangible assets was evaluated using Level 2 inputs. The valuation of net working capital and other assets and liabilities were evaluated using Level 3 inputs.

(Dollars in thousands)	2010
Property and equipment	$3,986
Identifiable intangible assets:
Customer relationships and contracts	1,070
Suppier relationship	2,100
Goodwill	2,064
Other assets and liabilities	(653)
Deferred income tax	(2,062)
Allocation of purchase consideration	$6,505

Of the identified intangible assets noted above, customer relationships and contracts have useful lives of five years and the supplier relationship has a useful life of 15 years. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Goodwill in our CP Telecom acquisition is a result of the value of acquired employees along with the expected synergies from the combination of CP Telecom and our operations. Goodwill resulting from the acquisition of CP Telecom is not deductible for tax purposes.

Soon after acquisition, we began the integration of and reporting for CP Telecom operations with our Enventis fiber and data product line.

Note 14.  Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of the Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 which is incorporated herein by reference.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Overview-Trends and Highlights

Our operations are conducted in two business segments: (i) Enventis Sector and (ii) Telecom Sector. Enventis serves business customers across a five-state region with Internet protocol (“IP”) based voice, transport, data and network solutions, managed services, network integration and support services. Enventis specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest. Enventis also provides fiber and data services to wholesale service providers, such as national and regional carriers and wireless carriers within the telecommunications business. Enventis is focused on providing services mainly to business customers.

Our Telecom Sector provides bundled residential and business services including: high-speed Internet, DSL, digital TV, local voice and long distance services in our legacy telecom market. Telecom is comprised of two market segments. The first includes operations as an incumbent local exchange carrier (“ILEC”) in 13 south central Minnesota communities and 13 rural northwest Iowa communities. The second market segment is the operations as a competitive local exchange carrier (“CLEC”). We own our network in both the ILEC and CLEC communities. The Telecom Sector, through National Independent Billing, Inc., also provides data processing and related services to HickoryTech and external telecommunication providers, including: wireline, wireless, and entertainment providers.

Highlights for the Three-month Period Ended March 31, 2010

•	Enventis equipment sales rebounded from an 18-month downturn caused by the nationwide economic climate and were higher by $3,093,000, or 45.5% from the first quarter of 2009.
•
We realized 43.4% growth in our Enventis fiber and data services revenue in the three months ended March 31, 2010 over the same period in 2009, continuing the double-digit revenue growth that we have experienced within this product line during the past three years. Operating results for CP Telecom, our acquisition which closed on August 1, 2009, have been integrated into the fiber and data product line and are contributing to this growth.

•
Broadband growth in the Telecom Sector helped offset the continued and expected decline in local service and access revenues. Overall, Telecom revenue declined by only $120,000, or 0.7%, in the first quarter of 2010 compared to the same period a year ago. The Telecom Sector continues to provide stable cash flows for our company.

•
Net income in the three-month period ended March 31, 2010 decreased by $199,000 or 12.2% compared to the same period in 2009. National health care legislation enacted in the first quarter of 2010 caused us to recognize non-cash income tax expense of $279,000 during the three months ended March 31, 2010.  Without the effects of this income tax adjustment, net income would have increased $80,000 or 4.9% over the same period a year ago.

•
Earnings before Interest, Taxes, Depreciation, and Amortization as defined in our debt agreement (“EBITDA”), a non-GAAP financial measure, is a significant measure of our operating cash flow and it increased slightly - $58,000, or 0.6%, in the first quarter of 2010 compared to the same period a year ago, despite lower net income for the period. A reconciliation of net income to EBITDA is found in the table below.

•
Capital expenditures for the period ended March 31, 2010 totaled $3,429,000, an increase of $793,000 or 30.1% from the same period in 2009. This increase reflects investment in our targeted strategic growth areas of broadband and expansion of our fiber and data network.

•	Our operating cash flow combined with cash on hand allowed us to reduce the long-term and current portions of our debt balance by $4,326,000 during the first quarter of 2010.

	Three Months Ended March 31
(Dollars in thousands)	2010	2009
Reconciliation of net income to EBITDA:
Net income	$1,427	$1,626
Add:
Depreciation	5,322	5,069
Amortization of intangibles	89	214
Interest expense	1,591	1,708
Income taxes	1,479	1,233
EBITDA	$9,908	$9,850

Sector Results of Operations

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

ENVENTIS SECTOR

	Three Months Ended March 31
(Dollars in thousands)	2010	2009
Operating revenue before intersegment eliminations:

Operating revenue
Equipment	$9,884	$6,791
Services	1,857	2,341
Equipment and Services	11,741	9,132

Fiber and Data	9,613	6,657
Intersegment	133	141
Total Enventis operating revenue	$21,487	$15,930

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$21,354	$15,789
Intersegment	133	141
	21,487	15,930

Cost of sales (excluding depreciation and amortization)	8,475	5,999
Cost of services (excluding depreciation and amortization)	6,699	5,238
Selling, general and administrative expenses	3,042	2,389
Depreciation and amortization	1,364	1,149
Total Enventis costs and expenses	19,580	14,775

Operating income	$1,907	$1,155
Net income	$1,122	$681

Capital expenditures	$2,064	$1,191

We manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

ENVENTIS PRODUCT LINE REPORTING

	Three Months Ended March 31
	Equipment and Services		Fiber and Data
(Dollars in thousands)	2010	2009	2010	2009
Operating revenue before intersegment eliminations:
Equipment	$9,884	$6,791	$-	$-
Service	1,857	2,341	9,613	6,657
Intersegment	-	-	133	141
Total Enventis operating revenue	$11,741	$9,132	$9,746	$6,798

Cost of sales (excluding depreciation and amortization)	8,475	5,998	-	1
Cost of services (excluding depreciation and amortization)	1,719	1,952	4,980	3,286
Selling, general and administrative expenses	1,123	1,288	1,919	1,101
Depreciation and amortization	73	82	1,291	1,067
Total Enventis costs and expenses	11,390	9,320	8,190	5,455

Operating income	$351	$(188)	$1,556	$1,343
Net income	$224	$(111)	$898	$792

Capital expenditures	$85	$143	$1,979	$1,048

Revenue

Equipment Sales. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the “one-time” nature of equipment sales, equipment revenue is dependent upon new sales from existing and new customers.

Equipment revenue in the three months ended March 31, 2010 was $9,884,000, which is $3,093,000 or 45.5% higher compared to the three months ended March 31, 2009. Equipment sales volume increased in the first quarter of 2010 compared to the same quarter in 2009 which was impacted by the economic slowdown causing businesses to be hesitant to invest in capital equipment.

Equipment Services. This revenue includes services related to our equipment sales, such as network and equipment monitoring, maintenance, and equipment consulting and installation.

Equipment services revenue earned in the three months ended March 31, 2010 was $1,857,000, which is $484,000 or 20.7% lower compared to the three months ended March 31, 2009. This decrease was primarily due to a year-over-year decline in contracted service work for several large customers combined with lower support fees revenue.

Fiber and Data.  This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections through multi-year contracts with retail business, regional and national service providers and wireless carriers. This product line also includes revenue from our hosted voice over Internet protocol (“VOIP”) Singlelink® product along with small to medium sized business retail sales, including operating results for CP Telecom, our acquisition which closed on August 1, 2009.

Fiber and data revenue was $9,613,000 in the three months ended March 31, 2010, which is $2,956,000 or 44.4% higher compared to the revenue earned in the three months ended March 31, 2009. This revenue growth is attributed to increased sales from our wholesale business segment providing high-capacity Ethernet, Multi-Protocol Label Switching (MPLS) and fiber services along with the contribution from CP Telecom which is focused on the small to medium sized business customer segment.

Cost of Sales (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $8,475,000 in the three months ended March 31, 2010, which is $2,476,000 or 41.3% higher compared to cost of sales in the three months ended March 31, 2009. Cost of sales for the Enventis Sector includes costs of equipment and materials associated with procurement and installation of products for customers, which increased significantly due to the increase in equipment sales. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization).

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) was $6,699,000 in the three months ended March 31, 2010, which is $1,461,000 or 27.9% higher compared to cost of services in the three months ended March 31, 2009. This increase is primarily due to cost of services related to our newly-acquired CP Telecom business along with volume-driven circuit costs offset by reduced contract labor and employee wage and benefit costs.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses were $3,042,000 in the three months ended March 31, 2010, which is $653,000 or 27.3% higher compared to the three months ended March 31, 2009. This increase is directly attributable to the newly-acquired CP Telecom operations and our initiatives to expand our direct sales force focused on small to medium sized businesses.

Depreciation and Amortization

Enventis Sector depreciation and amortization was $1,364,000, which is $215,000 or 18.7% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily due to increased capital investment in our Enventis network during 2010 and 2009 supporting the growth in our Enventis fiber and data product line. Also contributing to the increase for both periods is depreciation on CP Telecom assets.

Amortization expense was $88,000, which is down $125,000 or 58.7% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Amortization attributed to specific intangible assets related to the Enventis acquisition in 2005 became fully amortized at December 31, 2009.  CP Telecom intangibles account for all of the amortization realized in the first three months of 2010.

Operating Income

Enventis Sector operating income during the three months ended March 31, 2010 was $1,907,000, which is $752,000 or 65.1% higher compared to the operating income for the three months ended March 31, 2009. This increase was primarily due to the increase realized in revenue across all product lines offset by higher overall expenses supporting revenue growth.

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended March 31
(Dollars in thousands)	2010	2009
Operating revenue before intersegment eliminations:

Operating Revenue
Local Service	$3,665	$3,877
Network Access	6,128	6,210
Long Distance	820	1,031
Broadband	3,216	2,884
Internet	1,232	1,254
Directory	917	1,077
Bill Processing	775	669
Intersegment	429	243
Other	613	670
Total Telecom operating revenue	$17,795	$17,915

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,366	$17,672
Intersegment	429	243
	17,795	17,915

Cost of services (excluding depreciation and amortization)	8,004	7,576
Selling, general and administrative expenses	2,950	2,834
Depreciation and amortization	4,016	4,120
Total Telecom costs and expenses	14,970	14,530

Operating Income	$2,825	$3,385

Net income	$1,406	$1,978

Capital expenditures	$1,365	$1,435

Key metrics
Business access lines	24,902	25,189
Residential access lines	29,596	32,966
Total access lines	54,498	58,155
Long distance customers	35,731	37,990
Digital Subscriber Line customers	19,494	18,924
Digital TV customers	9,789	8,464

Revenue

Local Service. We primarily receive monthly recurring revenue for local telephone services, enhanced calling features, miscellaneous local services primarily from end-user customers and reciprocal compensation from wireless carriers. Local service revenue was $3,665,000 which is $212,000 or 5.5% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to a decrease in access lines of 3,657 or 6.3% from March 31, 2010 compared to March 31, 2009.

Our business access lines have remained relatively stable during the past year aided by the increase in sales of ISDN Primary Rate Interface (“PRI”) T-1 services providing voice and data services, which offset losses in business single and multi-line voice services. While our residential access lines continue to decline, we remain focused on selling a competitive bundle of services. Marketing competitive service bundles to our customers creates a compelling value for them to retain their local voice line. These bundle packages are customizable and offer competitive discounts as features and services, such as high-speed DSL and digital TV, are added to the bundle.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Minutes of use and utilization on our network continues to decline due to the decrease in residential and business access lines that we have experienced during the past year along with carriers optimizing their networks and lowering the demand for special access circuits. In the first quarter of 2010, we experienced higher distributions from national pools which offset the customer based declines noted above.  Network access revenue was $6,128,000, which is $82,000 or 1.3% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

In October 2009, we filed a collection action in US District court against an interexchange carrier. The suit is a result of non-payment of network access charges. The carrier filed a counter claim against us. We cannot predict the outcome of our collection action or the carrier’s counter claims.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per-call or flat-rate basis. This includes the provision of directory assistance, operator service and long distance private lines. Long distance revenue was $820,000, which is $211,000 or 20.5% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Long distance revenue provided through our Singlelink product is now recorded within our Enventis Sector to facilitate management of our small to medium business customer segment. The decrease in revenue is also the result of the loss of 2,259 long distance customers or 5.9% of the customer base from March 31, 2010 compared to March 31, 2009, a growing number of residential customers selecting unlimited long distance calling plans and to decreased rates per minute charged to customers due to aggressive competition in the markets we serve.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our end-user customers. Broadband services include the DSL access portion of Telecom DSL service, Digital TV program services, as well as business Ethernet and other data services. Broadband revenue was $3,216,000, which is $332,000 or 11.5% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was driven by growth in our digital TV customer base which reached a total of 9,789 subscribers, up 15.6% from March of 2009.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories. Directory revenue was $917,000, which is $160,000 or 14.9% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was the result of a decreased demand for yellow-page advertising due to reductions in published advertising by local and national businesses. In 2010 we anticipate that our directory revenue will continue to trend lower than levels seen in 2009.

Bill Processing. We provide data processing and billing services to other telephone service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established a long-term data processing relationship. Bill processing revenue was $775,000, which is $106,000 or 15.8% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The sale of our billing and management system SuiteSolution® increased license fees and project integration services revenue.

Other. Other revenue consists primarily of sales of customer premise equipment, circuit private lines, maintenance, and add, move and change revenue. Other revenue was $613,000, which is $57,000 or 8.5% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Cost of Services (excluding Depreciation and Amortization)

Telecom Sector cost of services (excluding depreciation and amortization) was $8,004,000, which is $428,000 or 5.6% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to a $203,000 increase in digital TV programming expense required to support broadband revenue growth along with $113,000 increase in employee benefit costs related to our post-retirement benefit plans.

Selling, General and Administrative Expenses

Telecom selling, general and administrative expenses were $2,950,000, which is $116,000 or 4.1% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In the first quarter of 2009 we experienced an expense reduction in market access fees due to the impact of a contingency reserve reversal previously established related to a civil suit. Without this reserve reversal selling, general and administrative expenses would have declined year-over-year due to reductions in advertising expense of $124,000.

Depreciation and Amortization

Telecom Sector depreciation and amortization was $4,016,000, which is $104,000 or 2.5% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Increases in depreciation expense from new capital expenditures were offset by asset retirements and assets becoming fully depreciated.

Operating Income

Telecom Sector operating income was $2,825,000 which is $560,000 or 16.5% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to higher cost of services and selling, general and administrative expenses.

Net Income

Telecom Sector net income was $1,406,000 which is $572,000 or 28.9% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In the first quarter of 2010, we recognized $262,000 of noncash income tax expense in the Telecom Sector due to tax changes related to the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

Consolidated Results

Interest Expense

Consolidated interest expense was $1,591,000 which is $117,000 or 6.8% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Interest expense has decreased due to the pay-down of debt, lower interest rates and the implementation of interest rate protection strategies. The outstanding balance of our debt obligations (long-term and current portion) has decreased $9,424,000 from $125,589,000 at March 31, 2009 to $116,165,000 as of March 31, 2010.

Income Taxes

The effective income tax rate from operations of approximately 50.9% for the first quarter of 2010 and 43.1% for the first quarter of 2009 exceeds the federal statutory rate primarily due to state income taxes and accrued interest expense on unrecognized tax benefits. In the first quarter of 2010, we recognized $279,000 of noncash income tax expense due to tax changes related to the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The $279,000 charge to income tax expense increased the effective tax rate for the first quarter of 2010 by 9.6%.

Liquidity and Capital Resources

Capital Structure

HickoryTech’s total capital structure (long-term and short-term debt obligations plus shareholders’ equity) was $151,072,000 at March 31, 2010, reflecting 23.1% equity and 76.9% debt. This compares to a total capital structure of $155,037,000 at December 31, 2009, reflecting 22.3% equity and 77.7% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.89 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends, if they continue to be declared at recent quarterly rates, for the next 12 months. We employ an extended term payable financing arrangement for the equipment provisioning portion of the equipment and services product line in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $11,423,000 and $6,788,000 as of March 31, 2010 and December 31, 2009, respectively, is not considered to be part of our capitalization and has been excluded from the above amounts.

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

While it is often difficult for us to predict the impact of general economic conditions on our business we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of March 31, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

Cash generated from operations was $2,291,000 in the first three months of 2010 compared to $16,530,000 in the first three months of 2009. The decrease in the change in accounts receivable and inventory balances was $15,665,000 due to increased business volume in the first quarter of 2010 lifting accounts receivable and inventory balances since year-end. In 2009, lower volumes along with our internal focus on improving the collection practices within our Enventis Sector increased cash flow from operations.

Cash used in investing activities was $3,276,000 in the first three months of 2010 compared to $2,636,000 in the first three months of 2009. We continue to focus our capital spending on revenue generating products, services and key strategic initiatives as well as maintenance levels of capital to sustain our current revenue streams. We expect 2010 capital spending to exceed 2009 levels.

Cash used in financing activities was $1,373,000 in the first three months of 2010 compared to $8,955,000 in the first three months of 2009. Due to the timing of equipment orders in our Enventis equipment and services product line there was a $4,635,000 increase in the extended term payable compared to a $5,706,000 decrease in the extended term payable in 2009 due to slow equipment sales. We anticipate that our growth initiatives will cause our debt level to be similar to levels seen in 2009.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $5,646,000 as of March 31, 2010, compared to working capital of $7,690,000 as of December 31, 2009. The decrease in working capital is primarily due to an increase in our term payable to fund increased equipment sales activity. The ratio of current assets to current liabilities was 1.2 and 1.3 as of March 31, 2010 and December 31, 2009, respectively.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from HickoryTech.

The financing agreement provides 60 day interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $11,423,000 at March 31, 2010 and $6,788,000 at December 31, 2009. These balances are classified as current liabilities in the accompanying balance sheets.

Long-Term Debt Obligations

Our long-term obligations as of March 31, 2010 were $115,511,000, excluding current maturities of $275,000 on debt and of $379,000 on capital leases. Long-term obligations as of December 31, 2009, were $119,871,000 excluding current maturities of $200,000 on debt and of $420,000 on capital leases.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $143,970,000 facility as of March 31, 2010 through normal quarterly amortization). The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $29,120,000 and $114,850,000 as of March 31, 2010, respectively).

The term loan is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,700,000 as of March 31, 2010, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from March 31, 2010 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2009, we are not required to make quarterly principal payments on term loan B in 2010. The outstanding principal balance of term loan C is $14,150,000 as of March 31, 2010 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2010 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.  Due to the aggressive pay down of debt in 2009, we are not required to make quarterly principal payments on term loan C until June 30, 2010.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. We were in full compliance with these ratios and tests as of March 31, 2010 as well as of December 31, 2009. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

Regulation

In March 2010, the Federal Communication Commission released the National Broadband Plan which contemplates significant changes to overall telecommunications policy in relation to access charges and underlying support. Neither the outcome, timing or potential impact of recommended changes can be predicted at this time.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1. Basis of Presentation and Consolidation - “Recent Accounting Developments.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Currently we have an interest-rate swap agreement, effectively locking in the interest rate on $80,000,000 of variable-interest rate debt from March 2010 to September 2011. The interest rate we have locked is 2.15%. This swap rate is in addition to the applicable margin under our credit agreement, which is 1.5%.

The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholder’s equity and is recognized in earnings when the term of a protection agreement is concluded. Additional information on our interest-rate swap agreements can be found under Note 10. “Financial Derivative Instruments.”

Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2010, our interest expense would have increased $15,000.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits Listing.

Exhibit 10.1 Long-Term Executive Incentive Program, as amended

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

Dated: April 27, 2010
HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer