Form 10-Q
period 2010-06-30
HICKORY TECH CORP
filed 2010-07-29
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The total number of shares of the Registrant’s common stock outstanding as of July 26, 2010: 13,239,171.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Operating revenue:
Enventis Sector
Equipment	$8,068	$5,393	$17,952	$12,184
Services	13,060	9,229	24,530	18,227
Total Enventis Sector	21,128	14,622	42,482	30,411

Telecom Sector	17,140	17,781	34,506	35,453
Total operating revenue	38,268	32,403	76,988	65,864

Costs and expenses:
Cost of sales, excluding depreciation and amortization	6,974	4,717	15,449	10,716
Cost of services, excluding depreciation and amortization	14,766	11,948	28,944	24,413
Selling, general and administrative expenses	5,560	5,406	11,756	10,562
Depreciation	5,222	4,830	10,544	9,899
Amortization of intangibles	89	213	178	427
Total costs and expenses	32,611	27,114	66,871	56,017

Operating income	5,657	5,289	10,117	9,847

Other income and expense:
Interest and other income	14	32	51	41
Interest expense	(1,101)	(1,719)	(2,692)	(3,427)
Total other (expense)	(1,087)	(1,687)	(2,641)	(3,386)

Income before income taxes	4,570	3,602	7,476	6,461
Income tax provision	1,060	1,485	2,539	2,718

Net income	$3,510	$2,117	$4,937	$3,743

Basic earnings per share	$0.27	$0.16	$0.37	$0.29

Weighted average common shares outstanding	13,225,561	13,049,238	13,190,366	13,034,005

Diluted earnings per share	$0.27	$0.16	$0.37	$0.29

Weighted average common and equivalent shares outstanding	13,230,861	13,049,677	13,197,666	13,034,005

Dividends per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$135	$2,420
Receivables, net of allowance for doubtful accounts of $723 and $643	25,143	19,729
Inventories	5,826	5,069
Deferred income taxes, net	2,423	2,423
Prepaid expenses	2,215	1,751
Other	1,619	1,039
Total current assets	37,361	32,431

Investments	4,492	4,306

Property, plant and equipment	367,118	357,607
Accumulated depreciation	(213,670)	(204,129)
Property, plant and equipment, net	153,448	153,478

Other assets:
Goodwill	27,303	27,423
Intangible assets, net	2,847	3,025
Deferred costs and other	1,606	1,820
Total other assets	31,756	32,268

Total assets	$227,057	$222,483

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$6,166	$6,788
Accounts payable	7,542	2,883
Accrued expenses and other	6,595	7,792
Accrued income taxes	424	642
Deferred revenue	5,936	6,016
Current maturities of long-term obligations	912	620
Total current liabilities	27,575	24,741

Long-term liabilities:
Debt obligations, net of current maturities	120,343	119,871
Financial derivative instruments	1,410	1,908
Accrued income taxes	2,449	3,218
Deferred income taxes	22,452	21,895
Deferred revenue	1,462	2,095
Accrued employee benefits and deferred compensation	14,623	14,209
Total long-term liabilities	162,739	163,196

Total liabilities	190,314	187,937

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,238,713 in 2010 and 13,100,568 in 2009	1,324	1,310
Additional paid-in capital	13,228	12,975
Retained earnings	26,198	24,687
Accumulated other comprehensive (loss)	(4,007)	(4,426)
Total shareholders' equity	36,743	34,546

Total liabilities and shareholders' equity	$227,057	$222,483

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES:
Net income	$4,937	$3,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,722	10,326
Accrued patronage refunds	(247)	(285)
Other	914	827
Changes in operating assets and liabilities
Receivables	(5,611)	5,612
Prepaids	(464)	(590)
Inventories	(757)	2,775
Accounts payable and accrued expenses	2,368	(3,799)
Deferred revenue, billings and deposits	(711)	(1,094)
Income taxes	(708)	2,201
Other	(303)	602
Net cash provided by operating activities	10,140	20,318

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,492)	(7,294)
Other	152	-
Net cash (used in) investing activities	(10,340)	(7,294)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	(621)	1,964
Change in cash overdraft	1,115	-
Borrowings on credit facility	9,900	-
Payments on credit facility and capital lease obligations	(9,171)	(2,057)
Proceeds from issuance of common stock	119	136
Dividends paid	(3,427)	(3,385)
Net cash (used in) financing activities	(2,085)	(3,342)

Net increase (decrease) in cash and cash equivalents	(2,285)	9,682
Cash and cash equivalents at beginning of the period	2,420	1,626
Cash and cash equivalents at the end of the period	$135	$11,308

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,902	$3,555
Net cash paid for income taxes	$3,247	$517
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$35	$299
Change in other comprehensive income from financial derivatives and post-retirement benefits	$419	$517

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2010

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

Recent Accounting Developments

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance which clarifies that even though the signing dates of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were different, the two should be considered together for accounting purposes. This had no effect on our financials as both dates fell within the same reporting period.

In February 2010, the FASB issued guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Our adoption of this guidance did not have a significant impact on our disclosures.

In January 2010, the FASB issued new guidance related to disclosures about the transfer in and out of levels 1 and 2 and the activity in level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation and inputs and valuation techniques. Our adoption of this guidance, which was effective for us in Q1 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Level 3 requirements are effective January 1, 2011 and are not expected to have a material impact.

In October 2009, the FASB issued new guidance for separating consideration in multiple-deliverable arrangements. The guidance will be effective for us January 1, 2011 and we are currently assessing the impact of this guidance on our consolidated financial statements.

In December 2008, the FASB issued guidance related to disclosures about plan assets of a defined benefit pension or post-retirement plan. Our adoption of this guidance on January 1, 2010 did not have a significant impact on our disclosures.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and earnings per share amounts)	2010	2009	2010	2009

Net Income	$3,510	$2,117	$4,937	$3,743

Weighted average shares outstanding	13,225,561	13,049,238	13,190,366	13,034,005
Stock options (dilutive only)	1,571	439	2,488	-
Stock subscribed (ESPP)	3,729	-	4,812	-
Total dilutive shares outstanding	13,230,861	13,049,677	13,197,666	13,034,005

Earnings per share:
Basic	$0.27	$0.16	$0.37	$0.29
Diluted	$0.27	$0.16	$0.37	$0.29

Options to purchase 351,700 and 415,950 shares for the three and six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 2010 and 2009, respectively, are as follows:

Shares outstanding on record date	2010	2009
First quarter (Feb. 15)	13,120,514	13,000,953
Second quarter (May 15)	13,223,197	13,041,891

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of 13 cents per share in the second quarter of 2010 and 2009. During the first six months of 2010 and 2009, shareholders have elected to reinvest $119,000 and $136,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instrument.” Comprehensive income for the three months ended June 30, 2010 and 2009 was $3,701,000 and $2,321,000 respectively, in relation to reported net income of $3,510,000 and $2,117,000 for those periods. Comprehensive income for the six months ended June 30, 2010 and 2009 was $5,356,000 and $4,260,000, respectively, in relation to reported net income of $4,937,000 and $3,743,000 for those periods. The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax.
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2009	$(3,380)	$213	$(109)	$(1,150)	(4,426)
2010 Q1 Activity				168	168
Q1 Net Periodic Benefit Cost	59	(8)	9		60
March 31, 2010	$(3,321)	$205	$(100)	$(982)	$(4,198)
2010 Q2 Activity				131	131
Q2 Net Periodic Benefit Cost	59	(8)	9		60
June 30, 2010	$(3,262)	$197	$(91)	$(851)	$(4,007)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $123,623,000 at June 30, 2010 and $127,637,000 at December 31, 2009, compared to carrying values of $120,343,000 and $119,871,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers as of June 30, 2010 and December 31, 2009 was $3,574,000 and $2,770,000, respectively. The inventory level in the Enventis Sector is subject to the variations in Enventis equipment revenue and the timing of individual customer orders. The inventory value in the Telecom Sector, comprised of raw materials, as of June 30, 2010 and December 31, 2009 was $2,252,000 and $2,299,000, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units. In our Enventis Sector, we have $4,255,000 of goodwill carrying value as of June 30, 2010, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In the first quarter of 2010, an adjustment was made to goodwill associated with the CP Telecom acquisition due to a change in working capital. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of June 30, 2010, resulting from our acquisition of Heartland Telecommunications in 1997. The changes to goodwill in the first six months of 2010 are summarized below.

(Dollars in thousands)	2010
Goodwill as of December 31, 2009	$27,423
Goodwill adjustments associated with the purchase of CP Telecom	(120)
Goodwill as of June 30, 2010	$27,303

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2009, which resulted in no impairment charges to goodwill. In the first six months of 2010, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

(Dollars in thousands)		As of June 30, 2010		As of December 31, 2009
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,425	$5,299	$4,318
Other intangibles	1 - 5 years	2,830	857	2,830	786
Total		$8,129	$5,282	$8,129	$5,104

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $89,000 and $213,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense related to the definite-lived intangible assets was $178,000 and $427,000 for the six months ended June 30, 2010 and 2009, respectively. Total estimated amortization expense for the remaining six months of 2010 and the five years subsequent to 2010 is as follows: 2010 (July 1 – December 31) – $178,000; 2011 - $354,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000.

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)			Corporate and
Three Months Ended June 30, 2010	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$21,128	$17,140	$-	$38,268
Intersegment revenue	97	468	(565)	-
Total operating revenue	21,225	17,608	(565)	38,268

Depreciation and amortization	1,406	3,875	30	5,311
Operating income	2,271	2,991	395	5,657
Interest expense	-	14	1,087	1,101
Income tax provision (benefit)	921	1,208	(1,069)	1,060
Net Income	1,353	1,774	383	3,510
Total assets	83,416	137,074	6,567	227,057
Property, plant and equipment, net	50,901	102,325	222	153,448
Additions to property, plant and equipment	3,907	3,156	-	7,063

			Corporate and
Three Months Ended June 30, 2009	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$14,622	$17,781	$-	$32,403
Intersegment revenue	142	234	(376)	-
Total operating revenue	14,764	18,015	(376)	32,403

Depreciation and amortization	1,201	3,827	15	5,043
Operating income (loss)	1,703	3,708	(122)	5,289
Interest expense	-	21	1,698	1,719
Income tax provision (benefit)	685	1,502	(702)	1,485
Net Income (loss)	1,018	2,205	(1,106)	2,117
Total assets	62,761	143,411	17,660	223,832
Property, plant and equipment, net	40,070	108,702	307	149,079
Additions to property, plant and equipment	2,262	2,351	45	4,658

(Dollars in thousands)			Corporate and
Six Months Ended June 30, 2010	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$42,482	$34,506	$-	$76,988
Intersegment revenue	230	897	(1,127)	-
Total operating revenue	42,712	35,403	(1,127)	76,988

Depreciation and amortization	2,770	7,891	61	10,722
Operating income	4,178	5,816	123	10,117
Interest expense	-	39	2,653	2,692
Income tax provision (benefit)	1,731	2,606	(1,798)	2,539
Net Income (loss)	2,475	3,180	(718)	4,937
Total assets	83,416	137,074	6,567	227,057
Property, plant and equipment, net	50,901	102,325	222	153,448
Additions to property, plant and equipment	5,971	4,521	-	10,492

			Corporate and
Six Months Ended June 30, 2009	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$30,411	$35,453	$-	$65,864
Intersegment revenue	283	477	(760)	-
Total operating revenue	30,694	35,930	(760)	65,864

Depreciation and amortization	2,350	7,947	29	10,326
Operating income (loss)	2,858	7,093	(104)	9,847
Interest expense	-	54	3,373	3,427
Income tax provision (benefit)	1,159	2,876	(1,317)	2,718
Net Income (loss)	1,699	4,183	(2,139)	3,743
Total assets	62,761	143,411	17,660	223,832
Property, plant and equipment, net	40,070	108,702	307	149,079
Additions to property, plant and equipment	3,453	3,786	55	7,294

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2010. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of all stock-based compensation plans.

As of September 30, 2009 all stock options are fully vested and the associated compensation costs related to these options, last granted in September of 2006 under the Company’s Stock Award Plan, have been recognized. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Share-based compensation expense was $6,000 and $8,000, respectively in the three months ended June 30, 2010 and 2009 and was $12,000 and $15,000, respectively in the six months ended June 30, 2010 and 2009.

A summary of stock option activity is as follows:
		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2010	430,950	$12.87
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	79,250	13.92
Outstanding at June 30, 2010	351,700	$12.64
Exercisable at June 30, 2010	351,700	$12.64

The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2010:

Range of	Stock Options	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	15,000	$6.95	6.17
$8.00 - $12.00	156,950	156,950	10.22	3.43
$12.00 - $16.00	126,000	126,000	13.97	1.48
$16.00 - $21.00	53,750	53,750	18.18	0.72
	351,700	351,700	$12.64	2.43

Aggregate intrinsic value:			$-

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

The fair value of our derivatives at June 30, 2010 and December 31, 2009 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at June 30, 2010 and December 31, 2009 is a net liability of $1,410,000 and $1,908,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income/(loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending June 30, 2010 and 2009, respectively.

(Dollars in thousands)	Gain Reported in			Amount of Gain/Proceeds
Derivatives in ASC 815	Accumulated Other Comprehensive Loss		Location of Gain/Proceeds Reclassified from Accumulated Other	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2010	2009	Comprehensive Income into Income	2010	2009

Interest Rate Contracts	$299	$475	Interest Expense	$-	$-

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$113	$77	$226	$154
Interest cost	181	137	362	274
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(14)	(14)	(28)	(28)
Recognized net actuarial loss	98	33	196	66
Net periodic benefit cost	$393	$248	$786	$496

Employer's contributions for current premiums:				June 30, 2010
Contributions made for the six months ended June 30, 2010				$155
Expected contributions for remainder of 2010				152
Total estimated employer contributions for fiscal year 2010				$307

Note 12.  Income Taxes

The effective income tax rate from operations for the second quarter of 2010 was 23.2% as a result of the release of income tax reserves and associated interest during the quarter.  The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes, accrued interest expense on unrecognized tax benefits and non-deductible acquisition costs.

As of June 30, 2010, we had unrecognized tax benefits totaling $2,195,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $2,179,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $2,247,000, including interest, during the next 12 months as a result of expirations of the statute of limitations. In the second quarter of 2010, we have recognized approximately $680,000 of previously unrecognized tax benefits and $126,000 of associated interest as a result of the expiration of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2010, we have accrued $255,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2006 except to the extent of losses utilized in subsequent years.

Note 13.  Acquisition

On August 1, 2009, we purchased all of the capital stock of CP Telecom for an adjusted purchase price of $6,625,000 to grow our small to medium-sized business customer base. This acquisition was funded with cash on hand. In the first quarter of 2010, an adjustment associated with a change in working capital of CP Telecom at closing, reduced the purchase price and associated goodwill by $120,000, resulting in an adjusted purchase price of $6,505,000. CP Telecom was formerly a privately held facilities-based telecom provider serving Minneapolis, St. Paul and northern Minnesota.

The table below sets forth the CP Telecom purchase price allocation. The purchase price allocation resulted in goodwill of $2,184,000 which has been reduced by $120,000 to $2,064,000 as of June 30, 2010 as noted in the table below. The fair value of the property and equipment were determined based on Level 1 inputs. The valuation of intangible assets was evaluated using Level 2 inputs. The valuation of net working capital and other assets and liabilities were evaluated using Level 3 inputs.

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

Results of Operations

Overview-Trends and Highlights

We conduct our operations in two business segments: (i) Enventis Sector and (ii) Telecom Sector. Enventis serves business customers across a five-state region with Internet protocol (“IP”) based voice, transport, data and network solutions, managed services, network integration and support services. Enventis specializes in providing integrated unified communication solutions for businesses of all sizes - from  small and medium-sized businesses to larger multi-office enterprise organizations, primarily in the upper Midwest. Enventis provides fiber and data services to wholesale service providers such as national and regional carriers and wireless carriers within the telecommunications business. Enventis is focused on providing services to business customers.

Our Telecom Sector provides bundled residential and business services including high-speed Internet, DSL, digital TV, local voice, and long distance services in our legacy telecom service area. Telecom is comprised of two market segments. The first includes an incumbent local exchange carrier (“ILEC”) operating in 13 south central Minnesota communities and 13 rural northwest Iowa communities. The second market segment is a competitive local exchange carrier (“CLEC”) operation. We own our network in both the ILEC and CLEC communities. The Telecom Sector, through National Independent Billing, Inc., also provides data processing and related services to HickoryTech and external telecommunication providers including wireline, wireless, and entertainment providers.

We earned revenue of $38,268,000 in the second quarter of 2010, an 18.1% increase from the same period in 2009, primarily attributable to the 44.5% revenue increase in our Enventis Sector. Our Enventis equipment and services product line revenue improved from the economy-driven depressed sales in 2009, posting a second consecutive positive quarter with revenue of $10,420,000, up 28.0% from the same period in 2009. The remaining growth in our Enventis Sector is fueled by growth in our wholesale and retail transport business and is boosted by key strategic initiatives to expand our fiber network and data services.

Earlier this year, we announced an aggressive growth plan. We began on this path in the third quarter of 2009, when we broadened our small to medium-size business customer focus with our acquisition of CP Telecom. We have also defined several key initiatives to generate revenue growth within our fiber and data product line by extending these services into new markets.  In April of 2010, we announced the expansion of our fiber network into Des Moines, Iowa, Sioux Falls, South Dakota, and Fargo, North Dakota, providing additional sales opportunities. As part of this expansion plan, we began a construction project with another carrier to extend our fiber network. We are receiving revenue from the other carrier for managing construction of this route.

Growth within our existing markets and customer base, new business accessed through the CP Telecom acquisition, and growth through our fiber route expansion resulted in an increase in revenue of $4,183,000 or 63.2% in the second quarter of 2010 compared to the same period in 2009. The revenue earned from constructing the above-mentioned fiber route contributed $1,095,000 or 26.2% to the increase seen in fiber and data revenue in the second quarter of 2010.  We expect to receive additional revenue in the third and fourth quarter of 2010.

Telecom Sector broadband growth of 10.3% and 10.9% in the three and six month period ended June 30, 2010, compared to the same period in 2009, helped to offset the continued declines in network access and local service revenue. Our digital TV subscriber base grew to 9,841 customers, an increase of 10.6%, while our DSL customer base grew by 1.5% to 19,359 customers during the last year. While we continue to expand our digital TV services into small communities surrounding our largest market, Mankato, Minn., growth rates in our digital TV and DSL product lines have declined from those seen in prior years as our markets have matured due to successful market penetration.

Our capital expenditures for the six months ended June 30, 2010 totaled $10,492,000, an increase over the comparable period in 2009 of $3,198,000. Dollars spent related to our Enventis Sector supported our strategic growth initiatives and accounted for 78.7% of the increase. The year-to-date Telecom Sector capital expenditure increase of $735,000 is primarily attributable to equipment and infrastructure related to our customer contract with a school consortium providing learning institutions in south central Minnesota with voice, data and video connectivity. Total revenues under the contract, which is effective July 1, 2010, will exceed $4,000,000 over three years.

Second quarter and year-to-date consolidated net income have also been impacted by lower interest and income tax expense resulting in a 65.8% and 31.9% increase in net income compared to the same periods in 2009. Interest expense decreased by $618,000 and $735,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to debt pay-down of $3,991,000 in the past twelve months, lower interest rates and the ongoing implementation of interest rate protection strategies. Second quarter and year-to-date income tax expense has been impacted by two items. National health care legislation enacted in the first quarter of 2010 caused us to recognize non-cash income tax expense of $279,000 in the first quarter of 2010. In April of 2010, we benefitted from a reduction of accrued income taxes due to the expiration of a statute of limitations which added $807,000 to second quarter net income.

Sector Results of Operations

Enventis Sector

The following table provides a breakdown of the Enventis Sector operating results.

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations

Operating revenue
Equipment	$8,068	$5,393	50%	$17,952	$12,184	47%
Services	2,352	2,749	-14%	4,209	5,090	-17%
Equipment and Services	10,420	8,142		22,161	17,274

Fiber and Data	10,708	6,480	65%	20,321	13,137	55%
Intersegment	97	142	-32%	230	283	-19%
Total Enventis operating revenue	$21,225	$14,764	44%	$42,712	$30,694	39%

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$21,128	$14,622		$42,482	$30,411
Intersegment	97	142		230	283
	21,225	14,764		42,712	30,694

Cost of sales (excluding depreciation and amortization)	6,974	4,717	48%	15,449	10,716	44%
Cost of services (excluding depreciation and amortization)	7,582	4,849	56%	14,281	10,087	42%
Selling, general and administrative expenses	2,992	2,294	30%	6,034	4,683	29%
Depreciation and amortization	1,406	1,201	17%	2,770	2,350	18%
Total Enventis costs and expenses	18,954	13,061	45%	38,534	27,836	38%

Operating income	$2,271	$1,703	33%	$4,178	$2,858	46%
Net income	$1,353	$1,018	33%	$2,475	$1,699	46%

Capital expenditures	$3,907	$2,262	73%	$5,971	$3,453	73%

We manage and evaluate the Enventis operations in their entirety. The following table provides an illustration of the contributions and associated trends from each of the Enventis primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

EQUIPMENT AND SERVICES PRODUCT LINE REPORTING

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations:
Equipment	$8,068	$5,393	50%	$17,952	$12,184	47%
Services	2,352	2,749	-14%	4,209	5,090	-17%
Total operating revenue	$10,420	$8,142	28%	$22,161	$17,274	28%

Cost of sales (excluding depreciation and amortization)	6,974	4,701	48%	15,449	10,699	44%
Cost of services (excluding depreciation and amortization)	1,693	1,649	3%	3,412	3,601	-5%
Selling, general and administrative expenses	1,105	1,211	-9%	2,228	2,499	-11%
Depreciation and amortization	77	104	-26%	150	186	-19%
Total costs and expenses	9,849	7,665	28%	21,239	16,985	25%

Operating income	$571	$477	20%	$922	$289	219%
Net income	$341	$284	20%	$565	$173	227%

Capital expenditures	$49	$119	-59%	$134	$262	-49%

FIBER AND DATA PRODUCT LINE REPORTING

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations:
Services	$10,708	$6,480	65%	$20,321	$13,137	55%
Intersegment	97	142	-32%	230	283	-19%
Total operating revenue	$10,805	$6,622	63%	$20,551	$13,420	53%

Cost of sales (excluding depreciation and amortization)	-	16	-100%	-	17	-100%
Cost of services (excluding depreciation and amortization)	5,889	3,200	84%	10,869	6,486	68%
Selling, general and administrative expenses	1,887	1,083	74%	3,806	2,184	74%
Depreciation and amortization	1,329	1,097	21%	2,620	2,164	21%
Total costs and expenses	9,105	5,396	69%	17,295	10,851	59%

Operating income	$1,700	$1,226	39%	$3,256	$2,569	27%
Net income	$1,012	$734	38%	$1,910	$1,526	25%

Capital expenditures	$3,858	$2,143	80%	$5,837	$3,191	83%

Revenue

Equipment Sales. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the “one-time” nature of equipment sales, equipment revenue is dependent upon new sales from existing and new customers.

Equipment sales volume increased by 49.6% in the second quarter of 2010 compared to the same period in 2009 continuing the uptick in sales activity that we experienced in the first quarter of this year. Year-to-date sales of $17,952,000 represent a 47.3% increase over the same period in 2009 and are representative of business customers beginning to invest in state-of-the art communications infrastructure.

Equipment Services. This revenue includes services related to our equipment sales, such as network and equipment monitoring, maintenance, and equipment consulting and installation.

Equipment services revenue is down $397,000 and $881,000 for the second quarter of 2010 and the six months ended June 30, 2010 compared to the same periods in 2009. The second quarter decline is primarily due a decrease of $290,000 in network and equipment monitoring services caused by the loss of service to a large enterprise customer in late 2009. The decline of $881,000 or 17.3% in the six months ended June 30, 2010 as compared to the same period in 2009 is due to three factors. The first is a $585,000 decline in contracted services. Scheduled and performed contract services work was light in the first quarter of 2010, but has increased as the year has progressed. The second factor is a $578,000 decline in network and equipment monitoring services caused by the loss of service to a large enterprise customer in late 2009. The third factor, a $283,000 increase in maintenance contract revenue, offset the fore-mentioned declines.

Fiber and Data.  This revenue is primarily of a recurring monthly basis and consists of billing for the use of our fiber network and network connections through multi-year contracts with retail business, regional and national service providers and wireless carriers. This product line also includes revenue from our hosted voice over Internet protocol (“VOIP”) Singlelink® product along with small to medium-sized business retail sales, including operating results for CP Telecom, our acquisition which closed on August 1, 2009.

Growth in wholesale and retail transport, providing high-capacity Ethernet, Multi-Protocol Label Switching (MPLS) and fiber services provided the base for the second quarter and year-to-date increase of 63.2% and 53.1% experienced in our fiber and data product line compared to the same period in 2009. Our pursuit of strategic growth initiatives is contributing to the high growth rate experienced in this product line. Our CP Telecom acquisition, which grows our small to medium business customer segment, accounted for approximately 19.0% and 21.0% of the second quarter and year-to-date revenue increase.

In the second quarter, we began a construction project with another carrier to extend our fiber network. We will receive revenue from the other carrier for overseeing this project, and will grant ownership of a portion of the route to the other carrier subsequent to its completion late in 2010. This project is part of our strategic initiative to grow our wholesale and B2B fiber and data services. Revenue related to this contract contributed 10.2% and 5.4% to total fiber and data revenue in the second quarter and year-to-date 2010 period.

Cost of Sales (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue was $2,273,000 and $4,750,000 higher in the three and six months ended June 30, 2010 compared to the same periods in 2009. This increase is directly related to the 49.6% and 47.3% increase in equipment sales volume during the same periods, as noted above. Cost of sales for the Enventis Sector includes costs of equipment and materials associated with procurement and installation of products for customers, which increased significantly due to the increase in equipment sales. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization).

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) increased by $2,733,000 and $4,194,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009. Costs associated with our pursuit of new strategic initiatives, primarily the growth in our small to medium business customer segment attributable to our CP Telecom acquisition and the agreement to construct a fiber network, accounted for $2,004,000 and $3,342,000 representing 73.3% and 70.6% of the overall increase in cost of services in the three and six month periods ended June 30, 2010 compared to the same periods in 2009. Volume-driven circuit costs in our fiber and data product line also contributed $510,000 and $885,000 to the increase in the periods noted above.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses increased by 30.4% and 28.8% in the three and six months ended June 30, 2010 compared to the same periods in 2009. This increase is primarily attributable to the newly-acquired CP Telecom operations and our initiatives to expand our direct sales force focused on small to medium sized businesses.

Depreciation and Amortization

Enventis Sector depreciation and amortization increased by $205,000 and $420,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009. Depreciation related to assets acquired as part of our CP Telecom acquisition constituted $192,000 and $384,000 of the increase in these periods.

Amortization expense of $89,000 in the second quarter and $177,000 on a year-to-date basis in 2010 is entirely due to acquired CP Telecom intangible assets. Amortization attributed to specific intangible assets related to the Enventis acquisition in 2005 became fully amortized at December 31, 2009.

Operating Income

Enventis Sector operating income of $2,271,000 and $4,178,000 increased 33.3% and 46.2%, respectively in the three and six months ended June 30, 2010. This increase was primarily due to the increase realized in revenue across all product lines offset by higher overall expenses supporting revenue growth.

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

	Three Months Ended June 30%			Six Months Ended June 30%
	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations
Local Service	$3,638	$3,880	-6%	$7,303	$7,757	-6%
Network Access	5,851	5,955	-2%	11,979	12,165	-2%
Long Distance	800	1,027	-22%	1,620	2,058	-21%
Broadband	3,287	2,979	10%	6,503	5,863	11%
Internet	1,262	1,252	1%	2,494	2,506	0%
Directory	888	1,023	-13%	1,805	2,100	-14%
Bill Processing	802	961	-17%	1,577	1,630	-3%
Intersegment	468	234	100%	897	477	88%
Other	612	704	-13%	1,225	1,374	-11%
Total Telecom operating revenue	$17,608	$18,015	-2%	$35,403	$35,930	-1%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,140	$17,781		$34,506	$35,453
Intersegment	468	234		897	477
	17,608	18,015		35,403	35,930

Cost of services (excluding depreciation and amortization)	7,709	7,440	4%	15,713	15,016	5%
Selling, general and administrative expenses	3,033	3,040	0%	5,983	5,874	2%
Depreciation and amortization	3,875	3,827	1%	7,891	7,947	-1%
Total Telecom costs and expenses	14,617	14,307	2%	29,587	28,837	3%

Operating Income	$2,991	$3,708	-19%	$5,816	$7,093	-18%

Net income	$1,774	$2,205	-20%	$3,180	$4,183	-24%

Capital expenditures	$3,156	$2,351	34%	$4,521	$3,786	19%

Key metrics
Business access lines	24,479	25,034	-2%
Residential access lines	28,839	32,334	-11%
Total access lines	53,318	57,368	-7%
Long distance customers	35,131	37,557	-6%
Digital Subscriber Line customers	19,359	19,065	2%
Digital TV customers	9,841	8,895	11%

Revenue

Local Service. We receive monthly recurring revenue primarily for local telephone services, enhanced calling features, miscellaneous local services from end-user customers and reciprocal compensation from wireless carriers. Local service revenue declined 6.2% and 5.8% in the three and six month period ending June 30, 2010. We continue to be impacted by our customer’s migration toward alternative communication services, especially in our residential service marketplace. The combined decline in access line revenue from our residential and business customers was $215,000 and $447,000 for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. Our customer base has continued its modest decline with a 7.1% decline in lines over one year ago. An increase in sales of ISDN Primary Rate Interface (“PRI”) T-1 services providing voice and data services, have helped to offset losses in business single and multi-line voice services.

We continue to focus on marketing a competitive bundle of services providing a compelling value for customers to maintain their local voice line. Bundled packages are customizable and offer discounts as more services, such as calling features, high-speed DSL, and digital TV are added to the bundle.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

The decline experienced in network access revenue for the second quarter of 2010 and the six months ended June 30, 2010 as compared to the same periods in 2009 was 1.7% and 1.5% respectively, consistent with the decline seen in the first quarter of 2010. While minutes-of-use revenue continues to decline, the primary reason behind the decline in network access revenue is due to special access circuits. Bi-annual rate decreases, which went into effect on July 1, 2009 along with the lowering of the demand for special access circuits negatively impacted our second quarter and year-to-date results by $234,000 and $461,000, respectively. The decline was partially offset by higher distributions from national pools impacting results by $230,000 and $451,000 in the three and six months ended June 30, 2010 as compared to the same periods in 2009.

In October 2009, we filed a collection action in US District court against an interexchange carrier. The suit is a result of non-payment of network access charges. The carrier filed a counter claim against us. We cannot predict the outcome of our collection action or the carrier’s counter claims.

Long Distance. Our end-user customers are billed for toll or long distance service on either a per-call or flat-rate basis. This includes the provision of directory assistance, operator service and long distance private lines. Long distance revenue declined by $227,000 and $438,000 or 22.1% and 21.3% in the three and six months ended June 30, 2010, respectively. This decrease in revenue is the result of the loss of 2,426 long distance customers or 6.5% of our customer base during the past 12 months, a growing number of residential customers selecting unlimited long distance calling plans, and decreasing rates per minute we charge to customers due to aggressive competition in the markets we serve. Long distance revenue provided through our Singlelink product, which was previously recorded in this product line, is now recorded within our Enventis Sector to facilitate management of our small to medium business customer segment.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our end-user customers. Broadband services include the DSL access portion of Telecom DSL service, digital TV program services and business Ethernet and other data services.

We continue to experience demand for our broadband services and grew this product line by $308,000 or 10.3% in the second quarter of 2010 and $640,000 or 10.9% for the six months ended June 30, 2010 compared to the same periods in 2009. Our digital TV customer base grew by 946 customers or 10.6% year-over-year and accounted for $257,000 and $511,000 of the broadband growth during the second quarter of 2010 and in the six months ended June 30, 2010, respectively, compared to the same periods in 2009. During the past year, we expanded our digital TV service to four additional communities, comprising approximately 900 households, bringing the total number of communities we serve with digital TV service to 16. While we continue to experience growth in our digital TV and DSL customer base, growth rates have declined from those seen in prior years as our markets have matured due to successful market penetration.

Directory. We receive monthly recurring revenue from subscribers for yellow page advertising in our telephone directories. Directory revenue declined 13.2% in the second quarter of 2010 and 14.0% for the six months ended June 30, 2010 compared to the same periods in 2009. This decrease was the result of a decreased demand for yellow-page advertising due to reductions in published advertising by local and national businesses. We anticipate that our directory revenue will continue to trend lower for the remainder of 2010.

Bill Processing. We provide data processing and billing services to other telephone service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established a long-term data processing relationship.

Bill processing revenue was $159,000 or 16.5% lower in the second quarter of 2010 compared to the same period in 2009. The timing of performance on contract services including project integration services related to sales of our billing and management system SuiteSolution® decreased quarterly results by $148,000. Bill processing revenue for the six months ended June 30, 2010 of $1,577,000 is similar to revenue of $1,630,000 for the comparable period in 2009.

Other. Other revenue consists primarily of sales of customer premise equipment, circuit private lines, maintenance, and add, move and change revenue. Revenue from add, move, and change orders represented $64,000 of the $92,000 second quarter decline and $88,000 of the $149,000 decline in the six month period ended June 30, 2010 as compared to the prior periods in 2009. The number of orders we have experienced in 2010 has declined due to experienced access line loss and a migration of our business customers from Nortel to Cisco based telecommunications systems, which are supported by our Enventis Sector.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) increased $269,000 or 3.6% and $697,000 or 4.6% in the three and six months ended June 30, 2010 compared to the same quarters in 2009. In the second quarter, digital TV programming fees increased by $153,000 and wage and benefit costs increased by $149,000. In the sixth month period ending June 30, 2010, digital TV programming fees increased by $356,000 and wage and benefit costs increased by $268,000. Increases in digital TV programming fees support the growth of our broadband product. The wage and benefit increase seen in both periods is primarily due to a significant increase in benefit costs primarily resulting from the regular annual actuarial valuation of our postretirement benefits plan. This increase was driven by market interest rates used in the valuation and are increasing health care costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $109,000 in the six month period ended June 30, 2010 compared to the same period in 2009. In 2009, we experienced an expense reduction in market access fees due to the impact of a reversal of a previously established contingency reserve related to a civil suit. Without this reserve reversal selling, general and administrative expenses would have declined year-over-year primarily due to reductions in advertising expense of $86,000.

Operating Income

Telecom Sector operating income for the three and six month periods ended June 30, 2010 declined by $717,000 and $1,277,000 or 19.3% and 18.0%, respectively. The systematic decline of traditional telecom recurring revenue along with increases seen in our Cost of Services (excluding depreciation and amortization), which are driven by digital TV programming fees and benefit costs provide the basis for the decline in Telecom Sector operating income.

Net Income

Net income for the six months ended June 30, 2010 was impacted by noncash income tax expense of $262,000 due to tax changes related to the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

Consolidated Results

Interest Expense

Consolidated interest expense was down 35.9% and 21.4% in the three and six months ended June 30, 2010 compared to the same periods in 2009. Interest expense has decreased due to the pay-down of debt, lower interest rates and the implementation of interest rate protection strategies. The outstanding balance of our debt obligations (long-term and current portion) is down $3,991,000 from $125,246,000 at June 30, 2009 to $121,255,000 as of June 30, 2010.

Income Taxes

The effective income tax rate from operations for the second quarter of 2010 was 23.2%. In April 2010, we benefitted from a $807,000 reduction of accrued income taxes as a result of the release of income tax reserves and associated interest. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes, accrued interest expense on unrecognized tax benefits and non-deductible acquisition costs.

Liquidity and Capital Resources

Capital Structure

HickoryTech’s total capital structure (long-term and short-term debt obligations plus shareholders’ equity) was $157,998,000 at June 30, 2010, reflecting 23.3% equity and 76.7% debt. This compares to a total capital structure of $155,037,000 at December 31, 2009, reflecting 22.3% equity and 77.7% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.97 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes we will be able to meet our current and long-term liquidity and capital requirements through operating cash flows and other internal and available external resources. Our primary uses of cash include capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of potential dividends. We employ an extended term payable financing arrangement for the equipment provisioning portion of the equipment and services product line in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,166,000 and $6,788,000 as of June 30, 2010 and December 31, 2009, respectively, is not considered to be part of our capitalization and has been excluded from the above discussion of capital structure.

Cash Flows

We expect our liquidity needs to arise from routine payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures. We use our cash inflow to manage the temporary increases in cash demand, and can utilize our senior revolving credit facility for more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of June 30, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

Our primary source of funds continues to be cash generated from operations. Cash generated from operations was $10,140,000 in the first six months of 2010 compared to $20,318,000 in the first six months of 2009. Increased business volume in 2010 has caused an increase in our accounts receivable and inventory balances. In 2009, lower volumes combined with our internal focus on improving collection practices allowed increased cash flow from operations within our Enventis Sector.

Capital expenditures were $10,492,000 during the first six months of 2010 compared to $7,294,000 in 2009. We expect our 2010 capital expenditures to range from $22,000,000 to $26,000,000. Growth initiatives, including expansion of our fiber capacity and fiber network, Telecom Sector equipment and infrastructure investments made to serve a consortium of 69 schools and libraries in south central Minnesota, and other opportunities to accelerate our growth will require our capital spending to exceed 2009 levels. This level of spending falls within our senior debt agreement and available sources of financing.

Cash used in financing activities was $2,085,000 in the first six months of 2010. Our long and short-term debt totals $121,255,000 as of June 30, 2010, a $5,090,000 increase from the first quarter of 2010 and a $764,000 decrease from December 31, 2009. Seasonality in our construction season along with the sales increase associated with our equipment business caused the temporary increase in our long and short-term debt at the end of the second quarter of 2010. We anticipate our year-end debt level to be similar to year-end 2009 levels.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $9,786,000 as of June 30, 2010, compared to working capital of $7,690,000 as of December 31, 2009. The increase in working capital is primarily due to an increase in the accounts receivable balance in the Enventis Sector driven by increased equipment sales activity. The ratio of current assets to current liabilities was 1.4 and 1.3 as of June 30, 2010 and December 31, 2009, respectively.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from HickoryTech.

The financing agreement provides 60-day, interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $6,166,000 at June 30, 2010 and $6,788,000 at December 31, 2009. These balances are classified as current liabilities in the accompanying balance sheets.

Long-Term Debt Obligations

Our long-term obligations as of June 30, 2010 were $120,343,000 excluding current maturities of $600,000 on debt and of $312,000 on capital leases. Long-term obligations as of December 31, 2009, were $119,871,000 excluding current maturities of $200,000 on debt and of $420,000 on capital leases.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $138,770,000 facility as of March 31, 2010 through normal quarterly amortization). The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $23,920,000 and $114,850,000 as of June 30, 2010, respectively).

The term loan is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,700,000 as of June 30, 2010, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from June 30, 2010 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2009, we are not required to make quarterly principal payments on term loan B in 2010. The outstanding principal balance of term loan C is $14,150,000 as of June 30, 2010 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2010 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. We were in full compliance with these ratios and tests as of June 30, 2010 as well as of December 31, 2009. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

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

Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2010, our interest expense would have increased $39,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits Listing.

Exhibit 10.2 Executive Incentive Program, as amended and restated

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

Dated: July 29, 2010

HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer