Form 10-Q
period 2010-09-30
HICKORY TECH CORP
filed 2010-10-26
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

The total number of shares of the Registrant’s common stock outstanding as of October 22, 2010: 13,283,723.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Operating revenue:
Enventis Sector
Equipment	$9,954	$6,604	$27,906	$18,788
Services	15,421	10,858	39,951	29,085
Total Enventis Sector	25,375	17,462	67,857	47,873

Telecom Sector	18,105	17,446	52,611	52,899
Total operating revenue	43,480	34,908	120,468	100,772

Costs and expenses:
Cost of sales, excluding depreciation and amortization	8,519	5,653	23,968	16,369
Cost of services, excluding depreciation and amortization	16,458	13,404	45,402	37,817
Selling, general and administrative expenses	6,669	5,817	18,425	16,379
Depreciation	5,356	5,068	15,900	14,967
Amortization of intangibles	90	272	268	699
Total costs and expenses	37,092	30,214	103,963	86,231

Operating income	6,388	4,694	16,505	14,541

Other income and expense:
Interest and other income	11	14	62	55
Interest expense	(1,128)	(1,728)	(3,820)	(5,155)
Total other (expense)	(1,117)	(1,714)	(3,758)	(5,100)

Income before income taxes	5,271	2,980	12,747	9,441
Income tax provision	228	(3,126)	2,767	(408)

Net income	$5,043	$6,106	$9,980	$9,849

Basic earnings per share	$0.38	$0.47	$0.76	$0.75

Weighted average common shares outstanding	13,263,600	13,080,538	13,215,046	13,049,686

Diluted earnings per share	$0.38	$0.47	$0.76	$0.75

Weighted average common and equivalent shares outstanding	13,264,996	13,083,843	13,217,325	13,049,686

Dividends per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$100	$2,420
Receivables, net of allowance for doubtful accounts of $1,107 and $643	26,895	19,729
Inventories	6,591	5,069
Deferred income taxes, net	2,423	2,423
Prepaid expenses	2,218	1,751
Other	1,011	1,039
Total current assets	39,238	32,431

Investments	4,492	4,306

Property, plant and equipment	373,357	357,607
Accumulated depreciation	(218,985)	(204,129)
Property, plant and equipment, net	154,372	153,478

Other assets:
Goodwill	27,303	27,423
Intangible assets, net	2,757	3,025
Deferred costs and other	1,606	1,820
Total other assets	31,666	32,268

Total assets	$229,768	$222,483

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$9,813	$6,788
Accounts payable	3,571	2,883
Accrued expenses and other	8,207	7,792
Accrued income taxes	307	642
Deferred revenue	4,580	6,016
Financial derivative instruments	1,423	-
Current maturities of long-term obligations	1,188	620
Total current liabilities	29,089	24,741

Long-term liabilities:
Debt obligations, net of current maturities	120,795	119,871
Financial derivative instruments	-	1,908
Accrued income taxes	542	3,218
Deferred income taxes	22,486	21,895
Deferred revenue	1,433	2,095
Accrued employee benefits and deferred compensation	14,826	14,209
Total long-term liabilities	160,082	163,196

Total liabilities	189,171	187,937

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,283,723 in 2010 and 13,100,568 in 2009	1,328	1,310
Additional paid-in capital	13,703	12,975
Retained earnings	29,521	24,687
Accumulated other comprehensive (loss)	(3,955)	(4,426)
Total shareholders' equity	40,597	34,546

Total liabilities and shareholders' equity	$229,768	$222,483

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES:
Net income	$9,980	$9,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,168	15,666
Accrued patronage refunds	(370)	(422)
Other	1,044	1,237
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(7,884)	10,636
Prepaids	(467)	(243)
Inventories	(1,522)	2,155
Accounts payable and accrued expenses	358	(2,606)
Deferred revenue, billings and deposits	(2,096)	(1,031)
Income taxes	(2,732)	(1,600)
Other	427	695
Net cash provided by operating activities	12,906	34,336

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,010)	(11,331)
Acquisitions, net of cash acquired	120	(6,625)
Other	1,257	-
Net cash (used in) investing activities	(15,633)	(17,956)

FINANCING ACTIVITIES:
Net change in extended term payables arrangement	3,025	(3,483)
Change in cash overdraft	756	-
Borrowings on credit facility	19,900	-
Payments on credit facility and capital lease obligations	(18,485)	(2,494)
Proceeds from issuance of common stock	357	363
Dividends paid	(5,146)	(5,083)
Net cash provided by (used in) financing activities	407	(10,697)

Net increase (decrease) in cash and cash equivalents	(2,320)	5,683
Cash and cash equivalents at beginning of the period	2,420	1,626
Cash and cash equivalents at the end of the period	$100	$7,309

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,063	$5,333
Net cash paid for income taxes	$5,499	$1,192
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$76	$417
Change in other comprehensive income (loss) from financial derivatives and post-retirement benefits	$471	$511

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 2010

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

In January 2010, the FASB issued new guidance related to disclosures about the transfer in and out of levels 1 and 2 and the activity in level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in Q1 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Level 3 requirements are effective January 1, 2011 and are not expected to have a material impact.

In October 2009, the FASB issued new guidance for separating consideration in multiple-deliverable arrangements. The guidance will be effective for us January 1, 2011. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
(Dollars in thousands, except share and earnings per share amounts)
Net Income	$5,043	$6,106	$9,980	$9,849

Weighted average shares outstanding	13,263,600	13,080,538	13,215,046	13,049,686
Stock options (dilutive only)	1,396	3,305	2,279	-
Stock subscribed (ESPP)	-	-	-	-
Total dilutive shares outstanding	13,264,996	13,083,843	13,217,325	13,049,686

Earnings per share:
Basic	$0.38	$0.47	$0.76	$0.75
Diluted	$0.38	$0.47	$0.76	$0.75

Options to purchase 316,700 and 395,950 shares for the three months ended September 30, 2010 and 2009, respectively and 316,700 and 430,950 shares for the nine months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first three quarters of 2010 and 2009, respectively, are as follows:

Shares outstanding on record date	2010	2009
First quarter (Feb. 15)	13,120,514	13,000,953
Second quarter (May 15)	13,223,197	13,041,891
Third quarter (Aug. 15)	13,244,504	13,056,430

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of 13 cents per share in the third quarter of 2010 and 2009. During the first nine months of 2010 and 2009, shareholders have elected to reinvest $181,000 and $205,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income/(Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instruments.” Comprehensive income for the three months ended September 30, 2010 and 2009 was $5,095,000 and $6,100,000 respectively, in relation to reported net income of $5,043,000 and $6,106,000 for those periods. Comprehensive income for the nine months ended September 30, 2010 and 2009 was $10,451,000 and $10,360,000, respectively, in relation to reported net income of $9,980,000 and $9,849,000 for those periods. The following summary sets forth the components of accumulated other comprehensive income/(loss), net of tax.

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2009	$(3,380)	$213	$(109)	$(1,150)	(4,426)
2010 Q1 Activity				168	168
Q1 Net Periodic Benefit Cost	59	(8)	9		60
March 31, 2010	$(3,321)	$205	$(100)	$(982)	$(4,198)
2010 Q2 Activity				131	131
Q2 Net Periodic Benefit Cost	59	(8)	9		60
June 30, 2010	$(3,262)	$197	$(91)	$(851)	$(4,007)
2010 Q3 Activity				$(8)	(8)
Q3 Net Periodic Benefit Cost	59	(8)	9		60
September 30, 2010	$(3,203)	$189	$(82)	$(859)	$(3,955)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $123,728,000 at September 30, 2010 and $127,637,000 at December 31, 2009, compared to carrying values of $120,795,000 and $119,871,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which are being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Enventis Sector, comprised of finished goods in transit to customers as of September 30, 2010 and December 31, 2009 was $4,272,000 and $2,770,000, respectively. The inventory level in the Enventis Sector is subject to the variations in Enventis equipment revenue and the timing of individual customer orders. The inventory value in the Telecom Sector, comprised of raw materials, as of September 30, 2010 and December 31, 2009 was $2,319,000 and $2,299,000, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units. In our Enventis Sector, we have $4,255,000 of goodwill carrying value as of September 30, 2010, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In the first quarter of 2010, an adjustment was made to goodwill associated with the CP Telecom acquisition due to a change in working capital. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of September 30, 2010, resulting from our acquisition of Heartland Telecommunications in 1997. The changes to goodwill in the first nine months of 2010 are summarized below.

(Dollars in thousands)	2010
Goodwill as of December 31, 2009	$27,423
Goodwill adjustments associated with the purchase of CP Telecom	(120)
Goodwill as of September 30, 2010	$27,303

We are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2009, which resulted in no impairment charges to goodwill. In the first nine months of 2010, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

		As of September 30, 2010		As of December 31, 2009
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,479	$5,299	$4,318
Other intangibles	1 - 5 years	2,830	893	2,830	786
Total		$8,129	$5,372	$8,129	$5,104

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $90,000 and $272,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense related to the definite-lived intangible assets was $268,000 and $699,000 for the nine months ended September 30, 2010 and 2009, respectively. Total estimated amortization expense for the remaining three months of 2010 and the five years subsequent to 2010 is as follows: 2010 (October 1 – December 31) – $89,000; 2011 - $354,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000.

Note 7.  Quarterly Sector Financial Summary

(Dollars in thousands)			Corporate and
Three Months Ended September 30, 2010	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$25,375	$18,105	$-	$43,480
Intersegment revenue	157	562	(719)	-
Total operating revenue	25,532	18,667	(719)	43,480

Depreciation and amortization	1,535	3,881	30	5,446
Operating income (loss)	3,402	3,062	(76)	6,388
Interest expense	-	11	1,117	1,128
Income tax provision (benefit)	1,378	1,237	(2,387)	228
Net Income	2,023	1,818	1,202	5,043
Total assets	88,350	134,745	6,673	229,768
Property, plant and equipment, net	53,988	100,191	193	154,372
Additions to property, plant and equipment	4,830	1,688	-	6,518

			Corporate and
Three Months Ended September 30, 2009	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$17,462	$17,446	$-	$34,908
Intersegment revenue	106	367	(473)	-
Total operating revenue	17,568	17,813	(473)	34,908

Depreciation and amortization	1,459	3,856	25	5,340
Operating income (loss)	1,523	3,407	(236)	4,694
Interest expense	3	21	1,704	1,728
Income tax provision (benefit)	620	1,372	(5,118)	(3,126)
Net Income	901	2,016	3,189	6,106
Total assets	68,300	141,845	13,791	223,936
Property, plant and equipment, net	44,335	107,604	292	152,231
Additions to property, plant and equipment	1,438	2,589	10	4,037

(Dollars in thousands)			Corporate and
Nine Months Ended September 30, 2010	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$67,857	$52,611	$-	$120,468
Intersegment revenue	387	1,459	(1,846)	-
Total operating revenue	68,244	54,070	(1,846)	120,468

Depreciation and amortization	4,305	11,772	91	16,168
Operating income	7,580	8,878	47	16,505
Interest expense	-	50	3,770	3,820
Income tax provision (benefit)	3,109	3,843	(4,185)	2,767
Net Income	4,498	4,998	484	9,980
Total assets	88,350	134,745	6,673	229,768
Property, plant and equipment, net	53,988	100,191	193	154,372
Additions to property, plant and equipment	10,801	6,209	-	17,010

			Corporate and
Nine Months Ended September 30, 2009	Enventis	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$47,873	$52,899	$-	$100,772
Intersegment revenue	389	844	(1,233)	-
Total operating revenue	48,262	53,743	(1,233)	100,772

Depreciation and amortization	3,809	11,803	54	15,666
Operating income (loss)	4,381	10,500	(340)	14,541
Interest expense	3	75	5,077	5,155
Income tax provision (benefit)	1,779	4,248	(6,435)	(408)
Net Income	2,600	6,199	1,050	9,849
Total assets	68,300	141,845	13,791	223,936
Property, plant and equipment, net	44,335	107,604	292	152,231
Additions to property, plant and equipment	4,891	6,375	65	11,331

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.
We did not experience any changes to material contractual obligations in the first nine months of 2010. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of all stock-based compensation plans.

Our stock award plan provides for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $242,000 and $279,000 respectively in the three months ended September 30, 2010 and 2009 and was $390,000 and $813,000, respectively in the nine months ended September 30, 2010 and 2009.

All stock options are fully vested and the associated compensation costs related to these options, last granted in September of 2006 under the Company’s Stock Award Plan, have been recognized.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2010	430,950	$12.87
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	79,250	13.92
Outstanding at September 30, 2010	351,700	$12.64
Exercisable at September 30, 2010	351,700	$12.64

The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2010:

Range of	Stock Options	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	15,000	$6.95	5.92
$8.00 - $12.00	156,950	156,950	10.22	3.18
$12.00 - $16.00	126,000	126,000	13.97	1.23
$16.00 - $21.00	53,750	53,750	18.18	0.47
	351,700	351,700	$12.64	2.18

Aggregate intrinsic value:			$33,900

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

As our interest-rate swap agreement is set to expire September 2011, the fair value of our derivatives at September 30, 2010 isrecorded as financial derivative instruments under the short-term liabilities section of our balance sheet and the fair value of our derivatives as of December 31, 2009 is recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at September 30, 2010 and December 31, 2009 is a net liability of $1,423,000 and $1,908,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income/(loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending September 30, 2010 and 2009, respectively.

(Dollars in thousands)	Gain Reported in Accumulated			Amount of Gain/Proceeds
Derivative Instruments in	Other Comprehensive Loss		Location of Gain/Proceeds Reclassified from Accumulated	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2010	2009	Other Comprehensive Income into Income	2010	2009

Interest Rate Contracts	$291	$448	Interest Expense	$-	$-

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$113	$77	$339	$189
Interest cost	181	137	543	366
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(14)	(14)	(42)	(42)
Recognized net actuarial loss	98	33	294	60
Net periodic benefit cost	$393	$248	$1,179	$618

Employer's contributions for current premiums:				September 30, 2010
Contributions made for the nine months ended September 30, 2010				$232
Expected contributions for remainder of 2010				81
Total estimated employer contributions for fiscal year 2010				$313

Note 12.  Income Taxes

The effective income tax rate from operations for the third quarter of 2010 was 4.3% as a result of the release of income tax reserves and associated interest during the quarter.  The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of September 30, 2010, we had unrecognized tax benefits totaling $496,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $480,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $396,000, including interest, during the next 12 months as a result of expirations of the statute of limitations. In the third quarter of 2010, we have recognized approximately $1,699,000 of previously unrecognized tax benefits and $220,000 of associated interest as a result of the expiration of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2010, we have accrued $46,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2007 except to the extent of losses utilized in subsequent years.

Note 13.  Acquisition

On August 1, 2009, we purchased all of the capital stock of CP Telecom for an adjusted purchase price of $6,625,000 to grow our small to medium-sized business customer base. This acquisition was funded with cash on hand. In the first quarter of 2010, an adjustment associated with a change in working capital of CP Telecom at closing reduced the purchase price and associated goodwill by $120,000, resulting in an adjusted purchase price of $6,505,000. CP Telecom was formerly a privately held facilities-based telecom provider serving Minneapolis, St. Paul and northern Minnesota.

The table below sets forth the CP Telecom purchase price allocation. The purchase price allocation resulted in goodwill of $2,184,000 which has been reduced by $120,000 to $2,064,000 as of September 30, 2010 as noted in the table below. The fair value of the property and equipment were determined based on Level 1 inputs. The valuation of intangible assets was evaluated using Level 2 inputs. The valuation of net working capital and other assets and liabilities were evaluated using Level 3 inputs.

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

CP Telecom has been fully integrated with our Enventis fiber and data product line.

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

Results of Operations

Overview-Trends and Highlights

We conduct our operations in two business segments: (i) Enventis Sector and (ii) Telecom Sector. Enventis serves business customers across a five-state region with Internet protocol (“IP”) based voice, transport, data and network solutions, managed services, network integration, and support services. Enventis focuses exclusively on providing services to business customers and specializes in providing integrated unified communication solutions for businesses of all sizes - from small and medium-sized businesses to larger multi-office enterprise organizations - primarily in the upper Midwest. Enventis also provides fiber and data services to wholesale service providers such as national and regional carriers and wireless carriers within the communications business.

Our Telecom Sector provides bundled residential and business services including high-speed Internet, DSL, digital TV, local voice, and long distance services in our legacy telecom service area. Telecom is comprised of two market segments. The first includes an incumbent local exchange carrier (“ILEC”) operating in 13 south central Minnesota communities and 13 rural northwest Iowa communities. The second market segment is a competitive local exchange carrier (“CLEC”) operation. We own our network in both the ILEC and CLEC communities. The Telecom Sector, through National Independent Billing, Inc., also provides data processing and related billing services to HickoryTech and external telecommunication providers including wireline, wireless, and entertainment providers.

Ongoing growth in our Enventis fiber and data services along with the continued recovery in our Enventis equipment and services business combined to increase third quarter consolidated revenue by 24.6%. Equipment sales for the third quarter of 2010 were $9,954,000, an increase of 50.7% from the third quarter a year ago. This represents the fourth consecutive quarter of positive year-over-year revenue growth, indicative of improved business spend. Strength in our wholesale and retail transport business, combined with revenue of $3,257,000 from a joint construction project with another carrier, drove fiber and data services revenue to $13,414,000 in the third quarter, an increase of 52.8% from the third quarter in 2009. Within our fiber and data product line we have invested capital of $10,589,000 thus far in 2010 to expand our fiber network into new strategic markets and to expand our mid-band Ethernet network and business services.

Telecom Sector revenue increased 4.8% in the third quarter compared to the same period in 2009.  Increases in Telecom Sector broadband revenue of $499,000 and in bill processing and other revenue of $570,000 - including a one-time fee of $275,000 related to discontinued services - offset declines in revenue from local service and network access. Broadband revenue, which grew 16.2% in the third quarter compared to the comparable period in 2009, increased due to subscriber growth for digital TV of 915 customers combined with strong sales from our Ethernet product, which grew by $190,000 or 9.5% in the current quarter. Third quarter 2010 increases in telecom operating expenses were amplified by amounts related to customer disputes causing increases in bad debt expense and legal fees resulting in an overall decrease in operating income of 10.1% in the third quarter of 2010 compared to one year ago.

Consolidated pre-tax net income of $5,271,000 increased $2,291,000 in the third quarter compared to the same period in 2009. Interest expense decreased by $600,000 in the third quarter compared to the same period in 2009 due to debt pay-down of $2,944,000 in the past twelve months, lower interest rates and the ongoing implementation of interest rate protection strategies. During the current quarter we earned a pre-tax amount of $1,865,000 through strategic network expansion initiatives with another carrier. Without this joint project, consolidated pre-tax net income would have increased by $426,000 or 14.3% in the third quarter of 2010 compared to the same period in 2009.

A release of income tax reserves added $1,919,000 to third quarter consolidated net income in 2010, and a similar release of tax reserves in the third quarter of 2009 added $4,454,000. Excluding the income tax releases from both years’ results, consolidated net income in the third quarter of 2010 increased $1,473,000, or 89.1% over the same quarter one year ago.

In August of 2010, we announced our award of $16,800,000 in a federal stimulus grant allocated as part of American Recovery and Reinvestment Act of 2009.  This Act allocates funds to expand broadband access to unserved and underserved communities. We will be constructing a new fiber-optic network at a total cost of $24,000,000 of which the grant provides 70% and we will fund the remaining 30% or $7,200,000 over a three-year period. This new fiber construction will directly connect community anchor institutions and its collaborative partners including health care facilities, state and local government offices, and educational institutions with a minimum of 100MB of broadband service and 10GB backbone fiber services. As of September 30, 2010, construction has not been started and none of the federal stimulus grant has been applied for nor received. While the federal funding provides a security interest in the specific fiber project being built for the funding agency, there is no government ownership or control of any aspect of the project or our operations.

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

ENVENTIS SECTOR

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations
Equipment	$9,954	$6,604	51%	$27,906	$18,788	49%
Services	2,164	2,183	-1%	6,373	7,273	-12%
Equipment and Services	12,118	8,787		34,279	26,061

Fiber and Data	13,257	8,675	53%	33,578	21,812	54%
Intersegment	157	106	48%	387	389	-1%
Total Enventis operating revenue	$25,532	$17,568	45%	$68,244	$48,262	41%

Total Enventis revenue before intersegment eliminations
Unaffiliated customers	$25,375	$17,462		$67,857	$47,873
Intersegment	157	106		387	389
	25,532	17,568		68,244	48,262

Cost of sales (excluding depreciation and amortization)	8,519	5,653	51%	23,968	16,369	46%
Cost of services (excluding depreciation and amortization)	8,600	6,177	39%	22,881	16,264	41%
Selling, general and administrative expenses	3,476	2,756	26%	9,510	7,439	28%
Depreciation and amortization	1,535	1,459	5%	4,305	3,809	13%
Total Enventis costs and expenses	22,130	16,045	38%	60,664	43,881	38%

Operating income	$3,402	$1,523	123%	$7,580	$4,381	73%
Net income	$2,023	$901	125%	$4,498	$2,600	73%

Capital expenditures	$4,830	$1,438	236%	$10,801	$4,891	121%

EQUIPMENT AND SERVICES PRODUCT LINE REPORTING

	Three Months Ended September 30%				Nine Months Ended September 30%
(Dollars in thousands)	2010	2009	Change		2010	2009	Change
Operating revenue before intersegment eliminations:
Equipment	$9,954	$6,604	51%		$27,906	$18,788	49%
Services	2,164	2,183	-1%		6,373	7,273	-12%
Total operating revenue	$12,118	$8,787	38%		$34,279	$26,061	32%

Cost of sales (excluding depreciation and amortization)	8,519	5,728	49%		23,968	16,427	46%
Cost of services (excluding depreciation and amortization)	1,666	1,664	0%		5,078	5,265	-4%
Selling, general and administrative expenses	1,319	1,303	1%		3,547	3,802	-7%
Depreciation and amortization	120	121	-1%		270	307	-12%
Total costs and expenses	11,624	8,816	32%		32,863	25,801	27%

Operating income	$494	$(29)	N/	A	$1,416	$260	445%
Net income	$293	$(17)	N/	A	$858	$156	450%

Capital expenditures	$78	$62	26%		$212	$324	-35%

FIBER AND DATA PRODUCT LINE REPORTING

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations:
Services	$13,257	$8,675	53%	$33,578	$21,812	54%
Intersegment	157	106	48%	387	389	-1%
Total operating revenue	$13,414	$8,781	53%	$33,965	$22,201	53%

Cost of sales (excluding depreciation and amortization)	-	(75)	-100%	-	(58)	-100%
Cost of services (excluding depreciation and amortization)	6,934	4,513	54%	17,803	10,999	62%
Selling, general and administrative expenses	2,157	1,453	48%	5,963	3,637	64%
Depreciation and amortization	1,415	1,338	6%	4,035	3,502	15%
Total costs and expenses	10,506	7,229	45%	27,801	18,080	54%

Operating income	$2,908	$1,552	87%	$6,164	$4,121	50%
Net income	$1,730	$918	88%	$3,640	$2,444	49%

Capital expenditures	$4,752	$1,376	245%	$10,589	$4,567	132%

Revenue

Fiber and Data.  This revenue is primarily of a monthly recurring nature and consists of billing for the use of our fiber network and network connections through multi-year contracts with retail business, regional and national service providers, and wireless carriers. This product line also includes revenue from all of our B2B communication products including our hosted voice over Internet protocol (“VOIP”) Singlelink® product along with small-to medium-sized business retail sales.

Fiber and Data services revenue grew $4,633,000 or 52.8% and $11,764,000 or 53.0% in the third quarter and the first nine months of 2010, respectively as compared to the same periods in 2009. This strong revenue growth is largely attributed to project management fees discussed below, increased sales of high capacity Ethernet, MPLS, and fiber services, and the addition of revenue streams from CP Telecom, which we acquired in August 2009.

Included in revenue for the third quarter and the first nine months of fiscal 2010 are project management fees of $3,257,000 and $4,352,000, respectively earned through an arrangement with another carrier, one of several initiatives underway as we expand our network to Sioux Falls, SD and Fargo, ND, growing our wholesale and B2B fiber and data services. Without the unique project management fees, fiber and data revenue would have grown $1,376,000 or 15.7% and $7,412,000 or 33.4% in the third quarter and the first nine months of 2010, respectively, as compared to the same periods in 2009.

Equipment Sales. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the nonrecurring nature of equipment sales, equipment revenue is dependent upon new sales from existing and new customers.

Equipment sales for the third quarter of 2010 were $9,954,000, an increase of 50.7% and represent the fourth consecutive quarter of positive year-over-year revenue growth. Year-to-date sales of $27,906,000 represent a 48.5% increase over the same period in 2009 and we believe are representative of an improving economic environment permitting business customers to invest in state-of-the art communications infrastructure.

Equipment Services. This revenue includes services related to our equipment sales, such as network and equipment monitoring, maintenance, and equipment consulting and installation.

The third quarter and year-to-date decline in services revenue as compared to the same periods in 2009 of $19,000 and $900,000, respectively, is primarily attributable to three factors. The first is a revenue decline of $298,000 and $876,000 in the third quarter and year-to-date periods compared to 2009 in revenue from network and equipment monitoring due to the loss of a large enterprise customer in late 2009. The second factor is a decline of $91,000 and $677,000 in the third quarter and year-to-date periods compared to 2009 in contract services revenue. Revenue from contract services, which includes the design, configuration and installation of voice and data equipment, was at a lower level in the first quarter of 2010 but has increased as the year has progressed. Partially offsetting these declines is increased revenue from maintenance contracts of $273,000 and $556,000 in the third quarter and year-to-date periods, respectively, compared to 2009.

Cost of Sales – Equipment (excluding Depreciation and Amortization)

Enventis Sector cost of sales (excluding depreciation and amortization) rose by 50.7% in the third quarter and 46.4% in the first nine months of 2010, respectively as compared to the corresponding periods in 2009 in direct correlation to the increase experienced in equipment sales volume of 50.7% and 48.5%. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization).

Cost of Services (excluding Depreciation and Amortization)

Enventis Sector cost of services (excluding depreciation and amortization) increased by $2,423,000 and $6,617,000 in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. The increase in both periods is partially attributable to our CP Telecom operations which were acquired on August 1, 2009. Initiatives to expand our fiber network contributed $1,392,000 and $2,157,000 to the increase in our operating costs in the third quarter and first nine months of 2010 as compared to the corresponding periods in 2009. Also contributing to the increase is the growth in our fiber transport product lines. Volume-driven circuit costs within our fiber and data product line increased by $518,000 and $1,410,000 in the periods noted above.

Selling, General and Administrative Expenses

Enventis Sector selling, general and administrative expenses increased by $720,000 and $2,071,000 or 26.1% and 27.8% in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase realized in both periods is partially attributable to our CP Telecom operations which were acquired on August 1, 2009. Wage and benefit expense also increased $244,000 and $301,000 in the third quarter and first nine months, respectively, of 2010 as compared to the corresponding periods in 2009 due to initiatives to expand our direct sales force focused on small to medium sized business. Commission expenses increased by $189,000 and $320,000 in the third quarter and first nine months of 2010, respectively, as compared to the corresponding periods in 2009 due to sales growth across all product lines.

Depreciation and Amortization

Enventis Sector depreciation and amortization increased by $76,000 and $496,000 in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The year-to-date increase in depreciation relates to assets acquired as part of our CP Telecom acquisition, which closed in August of 2009.

Amortization expense of $89,000 in the third quarter and $266,000 on a year-to-date basis in 2010 is entirely due to acquired CP Telecom intangible assets.  Amortization attributed to specific intangible assets related to the Enventis acquisition in 2005 became fully amortized at December 31, 2009.

Operating Income

Enventis Sector operating income of $3,402,000 and $7,580,000 increased 123.4% and 73.0% in the three and nine months ended September 30, 2010, respectively as compared to the same period in 2009. This increase was primarily due to the increase realized in revenue across all product lines offset by higher overall expenses supporting revenue growth.

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change
Operating revenue before intersegment eliminations
Local Service	$3,643	$3,802	-4%	$10,946	$11,559	-5%
Network Access	5,812	5,993	-3%	17,791	18,158	-2%
Long Distance	800	872	-8%	2,420	2,930	-17%
Broadband	3,576	3,077	16%	10,079	8,940	13%
Internet	1,294	1,233	5%	3,788	3,739	1%
Directory	912	971	-6%	2,717	3,071	-12%
Bill Processing	1,148	849	35%	2,725	2,479	10%
Intersegment	562	367	53%	1,459	844	73%
Other	920	649	42%	2,145	2,023	6%
Total Telecom operating revenue	$18,667	$17,813	5%	$54,070	$53,743	1%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$18,105	$17,446		$52,611	$52,899
Intersegment	562	367		1,459	844
	18,667	17,813		54,070	53,743

Cost of services (excluding depreciation and amortization)	8,539	7,668	11%	24,252	22,684	7%
Selling, general and administrative expenses	3,185	2,882	11%	9,168	8,756	5%
Depreciation and amortization	3,881	3,856	1%	11,772	11,803	0%
Total Telecom costs and expenses	15,605	14,406	8%	45,192	43,243	5%

Operating Income	$3,062	$3,407	-10%	$8,878	$10,500	-15%

Net income	$1,818	$2,016	-10%	$4,998	$6,199	-19%

Capital expenditures	$1,688	$2,589	-35%	$6,209	$6,375	-3%

Key metrics
Business access lines	24,468	25,542	-4%
Residential access lines	28,028	31,385	-11%
Total access lines	52,496	56,927	-8%
Long distance customers	34,459	36,761	-6%
Digital Subscriber Line customers	19,642	19,511	1%
Digital TV customers	10,301	9,386	10%

Revenue

Local Service. We receive monthly recurring revenue primarily for local telephone services, enhanced calling features, miscellaneous local services from end-user customers, and reciprocal compensation from wireless carriers.

Local service revenue declined by $159,000 and $613,000 in the three and nine month periods ending September 30, 2010, respectively as compared to the same periods in 2009 and was primarily attributable to declines of $138,000 and $426,000 during those periods in revenue from our residential customer base. Our customer’s migration toward alternative communication services resulted in a 7.8% decline in our access lines over one year ago.

In order to mitigate this line loss we continue to focus on marketing a competitive bundle of services providing a compelling value for customers to maintain their local voice line. Bundled packages are customizable and offer discounts as more services, such as calling features, high-speed DSL, and digital TV are added to the bundle.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined by 3.0% in the third quarter of 2010 compared to the same period in 2009 primarily due to a one-time adjustment of $199,000 representing repayment of excess distributions received in a prior year. Other factors such as a continued decline in minutes of use and switched access were mitigated by an increase in NECA settlement adjustments.

The decline of $367,000 or 2.0% in the nine months ended September 30, 2010 compared to the same period in 2009 is primarily due to a significant decline in minutes-of-use on intrastate calls as well as a revenue decrease in special and switched access driven by a bi-annual rate decrease effective on July 1, 2009. Offsetting this decline is a favorable annual rate adjustment by NECA for interstate settlements, which went into effect July 1, 2010 resulting in increased distributions of $365,000 from NECA in the first nine months of 2010.

In October 2009, we filed a collection action in US District court against an interexchange carrier. The suit is a result of non-payment of network access charges. The carrier filed a counter claim against us. We cannot predict the outcome of our collection action or the carrier’s counter claims.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $72,000 and $510,000 or 8.3% and 17.4% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. This decrease in revenue is due to the loss of 2,302, or 6.3%, of our long distance customers during the past 12 months, a growing number of residential customers selecting unlimited long distance calling plans, and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve.

The year-to-date decline of 17.4% also reflects the realignment of long distance revenue provided through our Singlelink product which is now recorded within our Enventis Sector to facilitate the management of our small to medium business customer segment.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our end-user customers. Broadband services include the DSL access portion of Telecom DSL service, digital TV program services, and business Ethernet and other data services.

Broadband revenue increased by $499,000 or 16.2% and $1,139,000 or 12.7% in the three and nine months ended September 30, 2010, respectively as compared to the same periods in 2009. This growth is fueled by our digital TV and data services product offerings.

Our digital TV customer base grew by 915 customers or 9.7% year-over-year and accounted for $245,000 and $756,000 of the broadband revenue growth during the third quarter of 2010 and in the nine months ended September 30, 2010, respectively compared to the same periods in 2009. During the past year, we expanded our digital TV service to four additional communities comprising approximately 900 households, bringing the total number of communities we serve with digital TV service to 18. While our digital TV and DSL customer base continues to grow, the growth rates have declined from those seen in prior years as our markets mature due to successful market penetration.

Revenue from data services, led by sales of our Ethernet product, increased by $255,000 and $383,000 or 13.1% and 6.7% for the third quarter and year-to-date periods in 2010, respectively, compared to the same quarter in 2009. This increase was largely due to revenue earned under contract to provide broadband services to a consortium of schools in south central Minnesota beginning July 1, 2010.

Directory. We receive monthly recurring revenue from subscribers for yellow page advertising in our telephone directories.

Directory revenue declined by $59,000 or 6.1% and $354,000 or 11.5% in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Decreased demand for yellow-page advertising due to reductions in published advertising by local and national businesses is the cause of the revenue decline. We anticipate that our directory revenue will continue to trend lower in 2010 and 2011.

Bill Processing. We provide data processing and billing services to other telephone service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established a long-term data processing relationship.

Bill processing revenue was $1,148,000 or 35.2% higher and was $2,725,000 or 9.9% higher in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in both periods was driven by project integration services revenue related to the sale of our billing and customer management system Suite Solution® to several new customers.

Other. Other revenue consists primarily of sales of customer premise equipment, circuit private lines, maintenance, and add, move, and change order revenue.

A collection of one-time fees totaling $275,000 associated with discontinued services is the primary reason for the quarterly and year-to-date 2010 increase experienced in other revenue as compared to the same periods in 2009. The year-to-date increase is offset by a decline in add, move, and change order revenue of $82,000. The number of orders we have experienced in 2010 has declined due to access line loss and a migration of our business customers from Nortel to Cisco based telecommunications systems, which are supported by our Enventis Sector.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) increased $871,000 or 11.4% and $1,568,000 or 6.9% in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase was primarily due to expenses realized relating to bad debt expense, wages and benefits, and digital TV programming fees. The increase in bad debt expense of $391,000 in the three-month period and $516,000 in the year-to-date period is largely attributable to uncertainty related to an amount due from a large customer. Increases of $290,000 in the three-month period and $559,000 in the nine-month period in wages and benefits are largely due to a significant increase in benefit costs resulting from the regular annual actuarial valuation of our postretirement benefits plan. This increase was driven by market interest rates used in the valuation and increasing health care costs. Digital TV programming costs increased by $82,000 and a $437,000 in the three-and nine-month periods, respectively, supporting the growth in broadband revenue

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $303,000 or 10.5% and $412,000 or 4.7% in the three-and nine-month periods ended September 30, 2010, respectively, compared to the same periods in 2009. This is primarily due to an increase in legal fees related to disputes over customer billing and collections of $244,000 and $336,000 in the three-and nine-month periods ended September 30, 2010 compared to the same period in 2009.

Operating Income

Telecom Sector operating income for the three and nine month periods ended September 30, 2010 declined by $345,000 and $1,622,000 or 10.1% and 15.4%, respectively. In the third quarter an increase in revenue was offset by higher telecom operating expenses amplified by amounts related to customer disputes. Overall revenue has remained stable on a year-over-year basis; however an increase in operating expenses of 4.5% as compared to the year-to-date period in 2009 is resulting in an overall decrease in operating income of $1,622,000.

Net Income

Telecom Sector net income for the nine months ended September 30, 2010 was also impacted by noncash income tax expense of $262,000 due to tax changes related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

Consolidated Results

Interest Expense

Consolidated interest expense was down 34.7% and 25.9% in the three and nine months ended September 30, 2010 compared to the same periods in 2009. Interest expense has decreased due to the pay-down of debt, lower interest rates and the implementation of interest rate protection strategies. The outstanding balance of our debt obligations (long-term and current portion) is down $2,944,000 from $124,927,000 at September 30, 2009 to $121,983,000 as of September 30, 2010.

Income Taxes

The effective income tax rate for the third quarter of 2010 was 4.3% as a result of the release of $1,919,000 of income tax reserves and associated interest during the quarter. Excluding the impact of the release of income tax reserves, the effective income tax rate from operations was 40.6% for the third quarter of 2010. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes. Although it is expected that the effective tax rate of the next fiscal quarter will return to historical levels of approximately 41%-42%, the annual 2010 effective tax rate will continue to be affected by the $2,726,000 reduction of income taxes accrued in 2010.

Liquidity and Capital Resources

Capital Structure

HickoryTech’s total capital structure (long-term and short-term debt obligations plus shareholders’ equity) was $162,580,000 at September 30, 2010, reflecting 25.0% equity and 75.0% debt. This compares to a total capital structure of $155,037,000 at December 31, 2009, reflecting 22.3% equity and 77.7% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.88 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes we will be able to meet our current and long-term liquidity and capital requirements through operating cash flows and other internal and available external resources. Our primary uses of cash include capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of potential dividends. We employ an extended term payable financing arrangement for the equipment provisioning portion of the equipment and services product line in the Enventis Sector and view this arrangement as more of a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $9,813,000 and $6,788,000 as of September 30, 2010 and December 31, 2009, respectively, is not considered to be part of our capitalization and has been excluded from the above discussion of capital structure.

For the most recent quarter and for the nine months ended September 30, 2010, our primary source of liquidity has been from the internal operations of our business. We have invested in capital expenditures, paid interest, taxes, dividends and other obligations, while our debt balance (current and long-term portion) remained relatively consistent (i.e. $121,983,000 September 30, 2010; $121,255,000 June 30, 2010; $120,491,000 December 31, 2009). We have not changed our equity capitalization, and equity was not a source of liquidity during this period. Our liquidity situation has been similar since December 2005.

Our current credit facility with our bank syndicate has some of its features due to mature on December 31, 2011. We expect to renew this facility, in a similar way as we have on three previous occasions, in the past 14 years. When we revise our debt financing we will experience changes to the terms of the facility to coincide with market conditions for similar financing with other companies. At this time, the only significant change anticipated is a potential increase in the interest rate of approximately 250 basis points (current facility is priced 150 basis points above LIBOR, with no LIBOR floor), and to pay one-time fees of between $1,500,000 and $2,500,000 in 2011, which will be borrowed through the new facility and amortized into operations over the life of the agreement. It is anticipated that our interest expense could increase by $3,000,000 to $3,500,000 on an annual basis due to bringing our agreement up to current market terms. We do anticipate that our next credit facility will provide all the liquidity required to supplement our internal sources of liquidity, for our future business plans, in a similar manner as we have experienced since 2006.

Cash Flows

We expect our liquidity needs to arise from routine payment of dividends, interest and principal payments on our indebtedness, income taxes, and capital expenditures. We use our cash inflow to manage the temporary increases in cash demand, and can utilize our senior revolving credit facility for more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of September 30, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

Our primary source of funds continues to be cash generated from operations. Cash generated from operations was $12,906,000 in the first nine months of 2010 compared to $34,336,000 in the first nine months of 2009. Increased business volume in 2010 has raised the level of our accounts receivable and inventory balances which are primarily attributable to our Enventis equipment and services product line. In 2009, lower volumes combined with our internal focus on improving collection practices allowed increased cash flow from operations within our Enventis Sector.

In 2010, $17,010,000 has been spent on capital expenditures compared to $11,331,000, in 2009. This increase is due to our strategic growth initiatives, including the expansion of our fiber capacity and fiber network. It is anticipated that our growth strategies combined with our base capital requirements will require capital spending to range from $22,000,000 to $26,000,000 in 2010, exceeding levels seen in 2009.

In August 2010, we were awarded $16,800,000 in federal stimulus grants associated with the American Recovery and Reinvestment Act of 2009 to extend our fiber-optic network across greater Minnesota connecting institutions with an advanced broadband network. We will invest an additional $7,200,000 or 30% of the total project cost over the next three years to build the fiber optic network. Our current and 2011 levels of capital spending fall within our senior debt agreement and available sources of financing. Our 2012 and future levels of capital spending will be addressed by the revision of our senior debt agreement anticipated to take place in 2011.  We anticipate our senior debt agreement will be the sole external source of financing.

Cash used in financing activities was $407,000 in the first nine months of 2010. Our long and short-term debt totals $121,983,000 as of September 30, 2010, a $728,000 increase from the second quarter of 2010 and a $1,492,000 increase from December 31, 2009. Seasonality in our construction season along with the sales increase associated with our equipment business caused the temporary increase in our long and short-term debt at the end of the third quarter of 2010. We anticipate our year-end debt level to be similar to year-end 2009 levels.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $10,149,000 as of September 30, 2010, compared to working capital of $7,690,000 as of December 31, 2009. The increase in working capital is primarily due to an increase in the accounts receivable balance in the Enventis Sector driven by increased equipment sales activity. The ratio of current assets to current liabilities was 1.3 as of September 30, 2010 and December 31, 2009.

Extended-Term Payable

Enventis has a $20,000,000 wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of Enventis and a guaranty of up to $18,000,000 from HickoryTech.

The financing agreement provides 60-day, interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $9,813,000 at September 30, 2010 and $6,788,000 at December 31, 2009. These balances are classified as current liabilities in the accompanying balance sheets.

Long-Term Debt Obligations

Our long-term obligations as of September 30, 2010 were 120,795,000 excluding current maturities of $925,000 on debt and of $263,000 on capital leases. Long-term obligations as of December 31, 2009, were $119,871,000 excluding current maturities of $200,000 on debt and of $420,000 on capital leases.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $137,970,000 facility as of September 30, 2010 through normal quarterly amortization). The credit facility is comprised of a $30,000,000 revolving credit component that expires on December 30, 2011 and a $130,000,000 term loan component (subsequently reduced to $23,120,000 and $114,850,000 as of September 30, 2010, respectively).

The term loan is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,700,000 as of September 30, 2010, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from September 30, 2010 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the aggressive pay down of debt in 2009, we are not required to make quarterly principal payments on term loan B in 2010. The outstanding principal balance of term loan C is $14,150,000 as of September 30, 2010 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from September 30, 2010 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. We were in full compliance with these ratios and tests as of September 30, 2010 as well as of December 31, 2009. Our obligations under the credit facility are secured by a first-priority lien on all property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property; general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of HickoryTech’s current subsidiaries to secure the credit facility. Our credit facility permits us to pay dividends to holders of our common stock, or to make repurchases of our common stock with restrictions related to net income of the year prior to the dividend, offset by the dividend or repurchase or both. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

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

Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2010, our interest expense would have increased $41,000.

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

Dated: October 26, 2010

HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer