Form 10-K
period 2010-12-31
HICKORY TECH CORP
filed 2011-03-01
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal period ending December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12  months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, a non-accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer      ☑ Accelerated filer     ☐ Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

The number of shares of the registrant's common stock, no par value, outstanding as of February 25, 2011 was 13,311,817. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was $83,610,225 based on the closing sale price of $6.75 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	71

SIGNATURES

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2010 Annual Report on Form 10-K (“Report”) and other documents filed by HickoryTech Corporation under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors” beginning on page 13.

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

Item 1.  Business

“HickoryTech” or the “Company” refers to HickoryTech Corporation alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “our,” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider in the markets we serve. In business for more than 110 years, the corporation is headquartered in Mankato, Minnesota, and has a regional fiber network with facilities-based operations in Minnesota and Iowa. We currently operate in two segments: Business Sector and Telecom Sector. The Company trades on the Nasdaq Stock Exchange, symbol: HTCO.

Our Business Sector began when we purchased Enventis Telecom on December 30, 2005. Today, this Sector serves customers across a five-state region with Internet protocol (“IP”) based voice, transport, data and network solutions, managed services, network integration and support services. Through its regional fiber network this Sector provides wholesale services to regional and national service providers, such as interexchange and wireless carriers within the communications industry. It also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses (“SMB”), primarily in the upper Midwest. Residential customers are not being solicited by this Sector.

Our Telecom Sector provides residential and business services, including: high-speed Internet, broadband services, digital TV and voice services in its legacy telecom markets. Telecom is comprised of two markets. The first market includes the operation of local telephone companies or incumbent local exchange carriers (“ILEC”).  The second Telecom market is the operation of a competitive local exchange carrier (“CLEC”). Originally, our company consisted of the operation of a single ILEC and began in 1898. In 1985, we formed HickoryTech Corporation as a holding company for our current ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides the competitive services of local service, long distance, high-speed Internet access, Digital Subscriber Line (“DSL”) and digital TV. All of our Telecom operations are operated as one integrated unit.

The data processing services provided by our subsidiary, National Independent Billing, Inc. (“NIBI”), are also part of our Telecom Sector. The ILECs and CLEC we operate within the Telecom Sector are the primary internal users of NIBI. NIBI activities are of strategic value to us, primarily because of the billing and support services it provides to all our companies. NIBI also sells its services externally to other companies in the communications industry. The goals, objectives and management of the NIBI product line are closely aligned with, and its operating results included with, those of our Telecom Sector.

Our operations are currently conducted through the following eight subsidiaries:

Business Sector
•	Enventis Telecom, Inc. (“Enventis”)
•	CP Telecom, Inc. (“CP Telecom”)

Telecom Sector
•	Mankato Citizens Telephone Company (“MCTC”)
•	Mid-Communications, Inc. (“Mid-Com”)
•	Heartland Telecommunications Company of Iowa, Inc. (“Heartland”)
•	Cable Network, Inc. (“CNI”)
•	Crystal Communications, Inc. (“Crystal”)
•	National Independent Billing, Inc. (“NIBI”)

Business Sector (formerly referred to as the Enventis Sector)

Through our Business Sector, we provide integrated data services and offer fiber optic-based communications including IP-based voice, data and network solutions to business customers in the Upper Midwest. Revenue from this Sector has exceeded 50% of our Company revenue in two of the last three years and we expect to continue to grow these revenue streams.

Business’ product portfolio includes:

•	Fiber, data and internet
•	Voice and VoIP
•	Managed and hosted services
•	Data center services
•	Equipment Solutions
•	Total care support and monitoring

Our Business Sector owns or has long-term leases to approximately 1,850 fiber route miles of fiber optic cable and has extensive local fiber optic rings that directly connect the network with its larger clients (e.g. interexchange carriers, wireless carriers, retail, health care, government and education customers, etc.). Other local fiber rings connect our network to the local telephone central offices. These connections allow us to utilize communication providers’ connections, when company owned facilities are not available to access its smaller clients. We also serve customers through interconnections that are leased from third parties (commonly referred to as “the last mile”). In addition, we build the last-mile fiber connection to the building, tower or business customer premise, as a premium level of service.

The Business Sector product portfolio includes SingleLink® Unified Communications (“SingleLink”), a hosted or managed IP communications service that includes local and long distance voice, business IP telephony via a hosted IP private branch exchange, unified messaging and dedicated Internet access. This product is focused primarily at SMB customers but also has enterprise customer applications.

Our Business Sector has a relationship with Cisco Systems, Inc. and is certified by Cisco as a Gold Partner. The relationship with Cisco Systems, Inc. is a strategic partnership between Cisco (as the supplier) and Enventis (as the distributor). We provide converged IP services that allow all communications (e.g. voice, video and data) to use the same IP data infrastructure. Additionally, we provide Total Care Support and professional support services.

In August 2009, we acquired Computer Pro Inc., dba CP Telecom, a privately held facilities-based telecom provider, serving Minneapolis, St. Paul and northern Minnesota, for $6.6 million, plus routine working capital adjustments. The operations of CP Telecom are included in the Business Sector. CP Telecom operations in Minneapolis and Duluth, Minnesota provide voice, data and Internet services. CP Telecom operates in 23 colocations throughout Minnesota, ten of which we did not have a presence in prior to the acquisition and five that brought enhanced functionality to our product portfolio. CP Telecom’s assets include long-term rights to a fiber network encompassing Minneapolis and St. Paul as well as soft switching technology. The acquisition aligned with our strategic direction to enhance our focus on the SMB customer base, expand our business product portfolio and further develop our agent sales channel program.

The Business Sector has authority to operate from the public utility commissions in the majority of states in the U.S. for interexchange carrier (private line or long distance) services and, where necessary, has or is seeking authority in states to provide regulated services to augment our hosted voice over Internet protocol (“VoIP”) service. Services provided by the Business Sector compete directly with those from ILECs, cable companies and other communications providers in the area in which it operates. Our Business Sector is not dependent upon any single customer or small group of customers. No single customer accounts for more than 10% or more of our consolidated revenue.

Our Business Sector has Minnesota offices located in: Plymouth, Minneapolis, Duluth and Rochester and operates data centers in Edina, Duluth and Mankato. We also have an office located in the Des Moines, Iowa area.

Telecom Sector

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

Telecom owns and operates a 900 mile fiber optic network and facilities in Minnesota. These facilities are used to transport voice, data and video services between our exchanges, to connect customers to interexchange carriers and to provide service directly to end users. We operate an unregulated carrier company, CNI, to administer part of this southern Minnesota fiber network. Our Minnesota ILECs and CLEC are the primary users of these fiber optic cable facilities in the Telecom Sector.

Telecom derives its principal revenue and income from local services (voice, data and video) charged to subscribers in its service area, network access services charged to interexchange carriers and the operation of a toll tandem-switching center in Mankato, Minnesota. The local and interexchange services for our telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. We provide interexchange telephone access by connecting the communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end-users through our switched networks or private lines.

As local exchange telephone companies, we provide end office switching and dedicated circuits to long distance interexchange carriers. These relationships allow our telephone subscribers to place long distance telephone calls to other networks. We provide access to our network for interexchange carriers to conduct long distance business with individual customers who select a long distance carrier for the origination and termination of calls to all customers. This interexchange access business is separate and distinct from our own long distance retail service, which is operated through Crystal, our CLEC.

Our Telecom subsidiaries are not dependent upon any single customer or small group of customers. No single customer or long distance interexchange carrier accounts for 10% or more of our consolidated revenue.

Strategy

Our vision is to be the leader in connecting business and consumers with advanced, integrated communications solutions in the regions we serve. In 2009, we established a long-term growth strategy for our company and began implementing it. This growth plan includes making strategic investments to significantly grow our Business Sector (business-to-business and wholesale customers) while continuing to focus on the growth of broadband services and the profitability of our Telecom Sector. In 2010, we expanded our network as part of this growth plan. While we realize there is some risk in this strategy (see “Risks Related to Our Business”), we believe this plan could generate long-term success for us. This success depends on the following strategies:

•
Execute on our local market strategy. We will continue to leverage the HickoryTech brand and its strong reputation in our legacy Telecom markets and offer a competitive, multi-service bundle of voice, high-speed Internet and digital TV in many markets. We will manage the decline in Telecom network access and local service revenue by offering value-added services such as higher Internet speeds and localized content along with unparalleled customer service as a competitive differentiator.

•
Deploy advanced communications technologies. We have and will continue to upgrade our networks to take advantage of the fastest growing areas of technology including advanced high-bandwidth capabilities and services, expansion of our network for wholesale and retail customers, Fiber-to-the-Tower (“FTTT”) services for wireless carriers and last mile fiber builds to data centers and business customer premises. We believe our technical capabilities and the use of VoIP technologies combined with our Total Care Support offering will allow us to attract and maintain clients by providing proactive monitoring and deployment of these services. Our enhanced SingleLink product, which provides customers with a single, centrally managed and hosted VoIP-based communications system, allows businesses to leverage the powerful benefits of integrated IP communications without the time and capital necessary for on-premise solutions.

•
Grow monthly recurring revenue services through business-to-business sales. Our focus remains on supporting business customers ranging in size from small to large enterprise businesses. We offer integrated communication solutions which include IP telephony, unified computing, transport and data and network integration services that combine voice and data into a single platform. The integration of CP Telecom into our Company has broadened our product and service offerings for the SMB marketplace. We believe we have created a competitive advantage by utilizing a consultative sales approach and developing innovative and flexible solutions for our customers. We will further expand our SMB focus through the expansion of our local fiber network into cities in which we believe we can offer competitive services and take market share. We are able to do this by utilizing our IP expertise, leveraging our extensive fiber network and offering a full complement of high-quality products and services.

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

•
Grow through select strategic growth initiatives that fit our current strategic initiatives. We will continue to invest in organic growth opportunities to expand our network to new markets and customers and develop new products which are complementary to our business portfolio. We also intend to pursue a disciplined process of evaluating select acquisitions of businesses.

Revenue Sources

We currently divide our company into two reportable segments: Business and Telecom. The following table summarizes our primary sources of revenue within these two segments for the past three years:

For Year Ended December 31	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Business:
Equipment	$39,406	24%	$27,857	20%	$43,514	28%
Support Services	8,138	5%	9,579	7%	12,387	8%
Fiber and Data	44,685	28%	31,247	22%	24,075	16%
Telecom:
Local Service	15,288	9%	16,163	12%	17,096	11%
Network Access	23,150	14%	24,157	17%	25,859	17%
Broadband	18,832	12%	17,028	12%	15,638	10%
Long Distance	3,185	2%	3,791	3%	4,563	3%
Other	9,563	6%	9,280	7%	10,043	7%
Total Revenue	$162,247	100%	$139,102	100%	$153,175	100%

Business Sector

Equipment — We distribute communications and data processing equipment to customers to meet their unified communications, computing and data needs. This revenue is generated primarily through the invoicing of individual shipments of communication and data products provided by manufacturers. The customers are generally businesses of medium to enterprise size. Operating results generated from this line of business can fluctuate widely due to the non-recurring sales order nature of businesses.

Support Services — This revenue includes services such as: network and equipment monitoring, maintenance, equipment installation and professional service consulting associated with equipment sales.

Fiber and Data — We provide fiber-based transport services for businesses, on a retail basis, and regional and national communications carriers, wireless carriers and other communications providers on a wholesale basis. We create customer contracts based on individual customer needs. This revenue is primarily of a monthly recurring basis and consists of billing for the use of our fiber network and transport connections. It is primarily under multi-year contracts with either interexchange carriers or end-user businesses. The fiber and data product line also includes revenue from our SingleLink services and voice, data and Internet services sold to business customers in several metropolitan markets in what we call our SMB group.

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

Network Access — We provide access services to other communications carriers to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges to our end-user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the Federal Communications Commission (“FCC”). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to ILECs.

Broadband — We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes residential and business DSL access, high-speed Internet, digital TV and business Ethernet services which are competitive services in our markets. Our broadband services reflect our strategy to offer competitive integrated communication services and bundles to customers within our Telecom footprint.

Long Distance — Our end-user customers are billed for toll or long distance service on either a per call or flat rate basis. This also includes the provision of directory assistance, operator service and long distance private lines.

Other — We generate revenue from directory publishing, customer premise equipment sales, bill processing, and add/move/change services. Our directory publishing revenue is monthly recurring revenue from end-user subscribers for yellow page advertising. Our bill processing revenue is generated from providing data processing as a service to other communication service providers (wireline/wireless). We collect a combination of monthly recurring revenue, software license fees, and integration services revenue from companies with which we have established a long-term data processing relationship.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has experienced some consolidation and several of our competitors have consolidated with other communications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do. Our competitive advantages include being more committed to providing services and support, better knowledge of and connection to the local markets and more flexible communications solutions than our larger competitors.

Business Sector

Our Business Sector competes with a variety of business-to-business service providers including: equipment providers, network providers, interexchange carriers, cable companies, Internet service providers (“ISP”), data hosting service providers, wireless providers and Value Added Resellers (“VARs”). Aggressive competition exists in all product areas, and specifically within the equipment portion of our product portfolio. We are currently a Gold Certified Cisco Partner and maintain numerous certifications which demonstrate our expertise and provide us favorable pricing. Competition also comes from an emerging class of services under the heading of SaaS (“Software as a Service”) that will impact customer procurement of equipment. This Sector also offers wholesale services including network transport services, Multi-Protocol Label Switching (“MPLS”), dedicated Internet access and FTTT. In our wholesale segment, we compete with regional and national carriers, cable companies and wireless service providers. Our SMB group competes with large telecom ILECs, various business CLECs and cable companies for voice and data services. We also have a centrally managed and hosted VoIP solution to compete in this market space.

Telecom Sector

Competition in our Telecom Sector has intensified within the past several years for end user services, such as: voice, broadband and transport services. We currently compete with cable providers, wireless providers, competitive telephone companies, long distance carriers, satellite providers, ISPs and VoIP providers. We focus on providing outstanding local customer support and competitive money saving bundles, which allow customers to select the features, speeds and channels they desire.

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

We also compete with companies that offer private lines in lieu of our switched voice services. Additionally, services provided by companies utilizing other Internet, wireline or wireless technologies permit the bypass of our local exchange network. These alternatives represent a potential threat to our local service and network access revenue.

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

NIBI competes with approximately 20 other companies in North America that provide data processing and related services to communications providers. Competition is based primarily on price, service and support.

Network Facilities

Our fiber network is one of the most extensive in Minnesota encompassing more than 2,750 miles of fiber optic cable. Our network is DWDM/SONET based throughout the state, has metro rings in the major business centers and reaches more than 75% of Minnesota’s population. We have made significant investments in our network during the last several years adding technological augmentations such as 10G DWDM and Ethernet along with an MPLS/IP-based platform. Complementing our base network with Ethernet and IP-based services allows us to provide services such as Switched Ethernet, VoIP, MPLS, and IP-based digital TV services. We continually upgrade bandwidth capacity across our network through tactics such as migrating our DWDM platform to 10.0 gigabits, decentralizing our central office through use of new hubs and using fiber to the home in targeted new construction areas.

Interconnection agreements with local, regional, national and global carriers allow us to extend our network and provide complete solutions for companies nationwide, and broaden the availability of our hosted communications service, SingleLink. We maintain a 24x7x365 level of support to our network customers through our Network Operations Center, located in Mankato, Minnesota.

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. Our Telecom Sector relies upon one vendor to supply a key piece of equipment to support our digital TV product in markets that do not utilize our IPTV platform. We are currently working with other vendors to potentially supply this equipment. Our central office switches are supplied by Avaya. A majority of the equipment sold within our Business Sector is supplied by Cisco. Avaya and Cisco are leading suppliers of communications and data equipment.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on our company can be predicted at this time. Regulation can change rapidly in the communications industry and these changes may have an adverse effect on us in the future. See “Risk Factors — Risks related to Regulations” on pages 16 to 18 for a further discussion of the risks associated with regulatory change.

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

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 as amended, which requires, among other things, that our interstate services be provided at just and reasonable rates on non-discriminatory terms and conditions. The Federal Communications Act of 1934 was amended by the Telecommunications Act of 1996, which had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits which connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates, which are billed to other carriers, are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs including Enventis and CP Telecom charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a subscriber line charge as a flat rate on end user bills. The lower per-minute of-use access rate combined with overall lower minutes of use on our network due to competition has resulted in a decrease in network access revenue, which may continue. Traffic sensitive interstate rates are established every two years and were last established in June 2009 for the period from June 30, 2009 through July 1, 2011.

Each of our ILECs determines interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by part 61.39 of the FCC rules, which applies only to service providers with fewer than 50,000 lines. Two of our ILECs (MCTC and Mid-Com), utilize an average schedule process and the concept of pooling with other ILECs in the National Exchange Carrier Association (“NECA”) to arrive at rates and fair compensation. Our third ILEC (Heartland) arrives at its interstate rates through a study of its own individual interstate costs. Intrastate access rates are governed by state utility commissions.

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

There have been ongoing discussions at the FCC regarding changes in intercarrier compensation. In April 2010, the FCC released a National Broadband Plan which recommends significant changes in the Access Charge policy and processes. This is a plan and has not yet been developed into rules. Actual rule changes are subject to the notice and comment process. We participate in evaluating and influencing proposed reforms through our industry associations and affiliations. It is possible that our ILECs could experience a change in revenue if intercarrier compensation reform were to be adopted by the FCC. There is no definite timeline for the FCC to act, so it is not possible for us to predict when any change in revenue will occur or the extent of the impact.

The MPUC has considered intrastate access reform and universal service for several years; however, there has not yet been action taken. On August 25, 2010, the IUB closed a docket on exploration of a state USF. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In recent years, interexchange carriers and others have become more aggressive in disputing interstate carrier access charges and/or the applicability of access charges to their traffic. A prime example of this is the claims by some companies that calls originated using VoIP technology are exempt from having to pay access charges. We believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or with their local exchange carriers. To date, no long distance or other carriers have made a claim to us contesting the applicability of access charges on VOIP traffic. We cannot predict such future claims and cannot estimate the impact.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2010, Telecom carrier access revenue represented approximately 14% of our operating revenue.

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

Federal Universal Service Fund high cost payments are distributed by NECA and are only available to carriers that have been designated as Eligible Telecommunications Carriers by a state commission. Each of our ILECs has been designated as an Eligible Telecommunications Carrier. All Eligible Telecommunications Carriers must certify annually to USAC or their appropriate state regulatory commission that the funds they receive from the Federal Universal Service Fund are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. That certification is due to the FCC in October of each year in order for carriers to receive funding for the upcoming year. Both Minnesota and Iowa have adopted more stringent guidelines for this determination as recommended by the FCC. To some extent, this increased level of scrutiny puts our receipt of Federal Universal Service Fund payments at risk each year.

On February 8, 2011, the FCC launched the notice and comment process with the approval of a Notice of Proposed Rulemaking which proposes significant changes to the legacy universal service program and intercarrier compensation regime. We cannot predict the outcome of any FCC rulemaking or pending legislation. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal support received by our ILECs.

For the year ended December 31, 2010, we received an aggregate of $4,632,000 from the Federal Universal Service Fund, consisting of $2, 001,000 for a combination of high cost loop support and local switching support, and $2,631,000 of Federal common line support. Our $4,632,000 of net Universal Service funding in 2010 comprised 3% of our total revenue for the year. We receive no State Universal Service funding.

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

Employees

We employ 463 employees and the majority of these employees are based in Minnesota. Approximately 290 employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves 99 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in the past 40 years and we consider our labor relations to be good.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. HickoryTech, HickoryTech SuiteSolution, Enventis and SingleLink are registered trademarks of the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Item 1A.    Risk Factors

Our businesses face many risks, the most important of which we attempt to describe in the following section. If any of the events or circumstances described in the following risks actually occurs, our business financial condition or results of operations may suffer and impact the trading price of our stock.

Risks Related to Our Business

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition. Economic growth in the United States has slowed and we cannot predict the timing, strength or duration of the economic conditions or subsequent economic recovery. Recovery may prove to be short-lived. These conditions could adversely affect the affordability and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

The communications industry is highly competitive and the level of competition continues to increase. We face increased competition within established markets from providers offering competing or alternative services. We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. Recently, we have seen a noticeable increase in fiber network construction by communications carriers and private entities, which may directly compete with our existing fiber facilities.

Many of our voice and data competitors, such as cable TV providers, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the communications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. We attempt to differentiate our products and services through technology, reputation, customer service and price. Increased competition has impacted our profitability in the past and we cannot assure you that it will not continue to impact our profitability in the future.

We may not accurately predict technological trends or the success of new products. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes along with substantial capital investment. While we are primarily “users” of other technologies and do not create or originate our own technology, if we fail to anticipate or respond to technological developments, changes in industry standards or customer requirements in a cost-effective and timely manner our business, operating results and financial condition could be materially adversely affected.

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services including:

•	our ability to offer services on terms attractive to our customers,
•	our ability to expand our broadband offerings,
•
our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers,

•	our ability to provide fiber and data solutions and competitive IP services, including communications and network solutions, and
•	our ability to provide competitive services.

Shifts in our product mix may result in declines in operating profitability. Our traditional Telecom services carry higher margins than many of our newer services. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Consolidation among our customers could result in our losing customers or experiencing a slowdown in new orders as our customers focus on integrating their operations. We believe that in certain instances, customers engaged in integrating large-scale solutions may scale back their purchases of network equipment and services. Furthermore, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment and network services or consolidate their circuits or network routing. After consolidation occurs, there is no assurance that we will continue to supply equipment or network services to the end user. The impact of significant mergers on our business is likely to be unclear until after such transactions have closed and integration is complete.

We depend on third parties, over whom we have no control, to deliver some of our services. Although we own and operate our fiber network and the community networks in our markets, because of the interconnected nature of the communications industry, we depend heavily on other communications companies, network providers, and program service providers to provide services to our customers. Some of the companies we rely on have exclusive rights to content. Our relatively small base of subscribers limits our ability to negotiate acceptable television programming content rates with program service providers. In addition, some competitors may own exclusive programming rights and may deny us access to their content.

We are dependent upon equipment vendors to deliver our services and delays in the shipment of equipment or the loss of our principal equipment supplier could significantly impact our operations. In addition, we rely on easements, franchises and licenses from various private and public entities in order to construct and operate our networks. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Whether or not any particular acquisition is closed successfully, pursuing acquisitions are expensive and require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. Once a deal is reached, we may face unexpected challenges in receiving any required approvals from the FCC or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

If we are successful in closing acquisitions, we would face several risks associated with integration. In addition, any due diligence we perform may prove to have not been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience or in generating the expected revenue and cash flow from the acquired companies or assets.

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

In the future it may become necessary for us to offer equipment financing to some of our customers to remain competitive. Currently, there are third-party financial service providers who offer qualified customers with financial products. Presently we have been able to maintain our business without offering our own financial products and services. If we offer such financing, it would be our intent to sell all or a portion of the financing receivables to third parties. We cannot predict whether our actions of offering customer financing would be financially successful.

A failure to maintain effective internal controls could adversely affect our business. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to incur continuing costs, which may include increased accounting fees and increased staffing levels, in order to maintain compliance with the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of other companies that we may acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including the breach of our network security or the misappropriation of confidential information, could result in fines, penalties, and private litigation. Any such failure could adversely impact our business, financial condition and results of operations.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals in our communication businesses, including telephone operations, fiber network sales and administration, billing software development and communications equipment sales and service. Technological advances require our employees to continually increase their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical and senior management could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses and our success will depend, in part, upon our ability to retain, hire and integrate personnel from acquired businesses, who are critical to the continued success and integration of these acquired businesses.

We operate our network and our business under contracts and franchises that are subject to non-renewal or termination. Our network operates pursuant to franchises, permits or rights from public and private entities, which are terminable if we fail to comply with material terms of the authority we receive. Many of these permits and contracts we utilize in our network have fixed terms and must be renewed periodically. Our success is dependent on continuing these relationships without material increase in our expenses or restrictions on our use.

The loss of our certification as a Cisco Gold Partner or Cisco designations, or by Cisco losing its position as a leading provider of technology solutions would adversely impact our Business Sector operations. The majority of our equipment practice is based on the Cisco product line by which we provide communications and technological solutions for business customers. If Cisco equipment and technology fall out of favor in the marketplace, our success as a distributor may decline or be delayed as we seek alternative solutions. While Cisco has made no previous indication it would do so, it could suspend our Gold Partner designation and affect our success as a leading distributor. It is also possible that we may lose the certified technicians who build the basis for our qualification as a Gold Partner.

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

Risks related to Regulations

The communications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to extensive regulations that impact the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further impacting our operating costs or capital requirements in a manner that is adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause customer attrition, decrease our revenue, increase our costs and decrease our profitability.

Legislative or regulatory changes could reduce the revenue received from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 14% of our total revenue in 2010. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs.

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

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive. The federal system of subsidies, from which we derive a portion of our revenue, is subject to modification. In February of 2011 the FCC launched the notice and comment process with the approval of a Notice of Proposed Rulemaking which proposes significant changes to the legacy universal service program and intercarrier compensation regime. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our ILEC operations and whether we will continue to receive the same amount of Federal Universal Service Fund support that we have received in the past.

In addition, under the Telecommunications Act of 1996, our competitors may obtain Federal Universal Service Fund subsidies if the MPUC or IUB, as applicable, determine that granting these subsidies to competitors would be in the public interest and the competitors offer certain telephone services as required by the Telecommunications Act of 1996 and the FCC. Under current rules, any such payments to our competitors would not affect the level of subsidies received by our ILEC and CLEC operations, but they would facilitate competitive entry into our ILEC and CLEC service areas and we may not be able to compete as effectively or otherwise continue to operate as profitably. Because of the growing number of competitors receiving Universal Service Fund subsidies, the FCC is considering universal service reforms to limit the size of the fund.

Legislative and regulatory changes in the telecommunications industry could raise our costs by facilitating greater competition against us and reduce potential revenue. Legislative and regulatory changes in the communications industry could adversely affect our business by facilitating greater competition, reducing our revenue or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services.

Increased regulation of the Internet could decrease our revenue. Currently, there is minimal law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed access to the Internet through telephone and cable TV providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services which could have a material adverse effect on our revenue.

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

The high cost of regulatory compliance could make it more difficult to enter new markets, make acquisitions or change our prices. Regulatory compliance results in significant costs for us and diverts the time and effort of our management and officers away from running the business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete effectively if we try to provide services, such as long distance services, in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.

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

We may incur significant costs associated with lawsuits and regulatory inquiries. Any such claims or regulatory inquiries, whether successful or not, may require us to devote significant amounts of monetary or human resources to defend ourselves. It could be necessary to spend significant amounts on our legal defense and senior management may be required to divert their attention which could detract from their ability to run our business. If as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Our Capital Structure

We have a large balance of senior bank debt outstanding and may incur additional debt in the future, which could restrict our ability to pay dividends and fund our operations. We have senior bank debt outstanding under long-term financing agreements. As of December 31, 2010, we had $118,959,000 of total long-term debt outstanding, including current maturities. The degree to which we are leveraged could have important consequences including:

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

We may not be able to refinance our current debt at favorable terms. Most of the indebtedness under our credit facility matures in 2012 and we anticipate refinancing in the year 2011. Due to turmoil in the credit markets in the past and the economic conditions, we may not be able to refinance maturing debt on terms that are as favorable as those we are benefiting from now, on terms that are acceptable to us or at all.

If we seek additional financing, we may not be able to obtain it on favorable terms, or at all, and our shareholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources, which include our ability to generate net cash inflow from our operations, our credit facility, existing cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated needs for working capital, capital expenditures and other fixed charges to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expand our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic growth opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates that could adversely affect our results of operations and financial condition. Although we attempt to reduce this risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. In March 2009, we entered into an interest-rate swap agreement, effectively locking in the interest rate on $80,000,000 of variable-interest rate debt from March 2010 to September 2011. If interest rates fail to rise as anticipated, we will experience higher-than-market-rate interest expense and would have paid for protection that was not needed. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2011. This could affect our future interest expense level. We are subject to the same positive or negative impacts relative to variable rate alternatives as described above for our use of derivative instruments.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability to:

•	Incur additional debt and issue preferred stock,
•	The payment of dividends on, and purchase or redemption of, capital stock,
•	Make investments in excess of a threshold,
•	Make capital expenditures in excess of a threshold,
•	Create liens on our assets,
•	Sell certain assets,
•	Engage in some transactions with affiliates,
•	Engage in business other than communications businesses, and
•	Make other restricted payments, including payments in connection with investments and acquisitions in excess of a threshold.

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

Our lenders may not be able to fund cash draws under our credit facility. We have binding contracts with six entities upon which we depend for our daily supply of cash. Five entities are in our senior credit facility:   CoBank ACB, Rural Telephone Finance Cooperative, Wachovia Bank NA (a Wells Fargo Company), US Bank NA and General Electric Capital Corporation. These entities operate under a common syndicate agreement using unified terms and conditions. The sixth entity is General Electric Commercial Distribution Finance Corporation with whom we operate a wholesale financing agreement to fund inventory purchased from certain vendors, in an extended term payable arrangement. It provides 60 days interest-free payment terms for the Business Sector working capital purposes. In spite of the contractual obligation of these institutions to perform under the financing agreement, and in spite of our attempts to remain informed of the capability of these institutions to perform their functions for us, we may learn that our request for cash on any given day cannot be fulfilled.

Risks Related to Our Common Stock

Our board of directors could, at its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends, do not have a dividend policy and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Our board of directors may decide at any time, at its discretion, to decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue entirely the payment of dividends. In addition, if we do not pay dividends for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.

Our ability to pay dividends, and our board of directors’ determination to maintain the dividend declaration, will depend on numerous factors, including the following:

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

While our cash flow available for the year ended December 31, 2010 was sufficient to pay dividends, if our estimated cash flow were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

If we continue to pay dividends at the level currently anticipated under our past dividend payment practices, our ability to pursue growth opportunities may be limited. We believe that our dividend payment practices could limit, but not preclude, our ability to grow. If we continue paying dividends at the level anticipated under our past dividend payment practices, we may not retain a sufficient amount of cash and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.

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

Our stock price varies. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

•	Due to our low liquidity of stock trading volume, any imbalance between period supply and demand in shares offered,
•	General economic conditions in the United States or internationally,
•	Our financial health and the financial health of our competitors or our customers,
•	Trend in stock market trading of our peer companies,
•	Developments in telecommunications regulations,
•	Consolidation among our competitors or customers,
•	Rumors or speculation regarding our future business results and actions,
•	Increased competition with our competitors or among our customers,
•	Quarterly fluctuations in our financial results or the financial results of our competitors or customers,
•	Announcements of new products and services by us or our competitors, and
•	Disputes concerning intellectual property rights.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our business is primarily focused on the provision of communication service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2010, our gross property, plant and equipment consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. Our extensive fiber optic network is primarily owned, but we also have indefeasible rights to use and long-term leasing commitments to accentuate our owned network. It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas.

Our principal property locations are the following:

Business Sector
1.	Lease approximately 16,000 square feet of office space in Plymouth, Minnesota for general offices, technology services and system support.
2.	Lease approximately 9,300 square feet in Duluth, Minnesota for general offices.
3.	Lease approximately 5,550 square feet in Minneapolis, Minnesota for general offices.
4.	Lease approximately 2,200 square feet in Des Moines, Iowa for a network equipment facility.
5.	License approximately 2,200 square feet in Edina, Minnesota for a data center.
6.	Utilize approximately 2,200 square feet of secured space within our headquarters building in Mankato, Minnesota for a data center.
7.	Lease approximately 1,700 square feet in Rochester, Minnesota for general offices and a network equipment facility.
8.	License approximately 400 square feet in Duluth, Minnesota for a data center.

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

3.	Own a four-story building in Mankato, Minnesota containing approximately 17,000 square feet used as office space for the data processing services of our company.
4.	Lease office space of approximately 6,000 square feet in Urbandale, Iowa. This location is also used for office space by the Business Sector.
5.
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

Item 4.  Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “HTCO.” As of February 25, 2011, there were 1,330 registered shareholders and 2,172 beneficial owners of HickoryTech stock. The following table reflects the end-of-day high and low prices for our common stock quoted on the NASDAQ Global Select Market during 2010 and 2009. The prices below are daily closing prices, not intraday prices.

2010		High	Low	End of Qtr.
	4th Quarter	$9.74	$8.50	$9.56
	3rd Quarter	$8.53	$6.65	$8.53
	2nd Quarter	$8.99	$6.74	$6.75
	1st Quarter	$9.25	$8.13	$8.83

2009		High	Low	End of Qtr.
	4th Quarter	$9.29	$7.80	$8.83
	3rd Quarter	$9.15	$7.93	$8.55
	2nd Quarter	$8.46	$5.28	$7.68
	1st Quarter	$6.60	$4.91	$5.38

Dividend Tendencies and Restrictions

We declared quarterly dividends on our common stock of $0.13 per share for the first three quarters in 2010 and $0.135 per share for the fourth quarter in 2010.  We declared quarterly dividends on our common stock of $0.13 per share for the year ended December 31, 2009.  A quarterly cash dividend of $0.135 per share will be paid on March 5, 2011 to stockholders of record at the close of business on February 15, 2011.

Our board of directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we distributed to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. We do not have a formal dividend policy; however, we expect to continue to pay quarterly dividends at an annual rate of $0.54 per share during 2011, but only if and to the extent declared by our board of directors on a quarterly basis and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.

The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we may not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income.

The cash requirements of our dividend payment practices are in addition to the expected cash needs of our business, both of which we expect to be funded with cash flow from operations. If it were required, we expect to have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

Issuer Purchases of Common Stock

We did not acquire any of our own common stock in 2010 or 2009. In the fourth quarter of 2008, we acquired and retired 393,000 common shares in block transactions handled through market makers. This was the first acquisition of our shares since 2003. We do not have a formal share repurchase plan. Details of the transactions follow:

	Total Number of	Average Price Paid	Brokerage	Total Transaction
Purchase Date	Shares Purchased	per Share	Commissions	Cost
October 31, 2008	300,000	$6.10	$13,500	$1,843,500
November 20, 2008	93,000	$5.55	$3,300	$519,450

Equity Compensation Plan

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B	C

Equity compensation plans approved by security holders (1):	343,250	$12.45	1,607,196

Equity compensation plans not approved by security holders:	-	-	-

Total	343,250	$12.45	1,607,196

(1) Includes the Company’s Employee Stock Purchase Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan, Non-Employee Directors’ Incentive Plan and Stock Award Plan.

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. “Total shareholder return” assumes the investment of $100 in HickoryTech’s common stock, the Russell 2000 index and the NASDAQ Telecommunication Index on December 31, 2005 and reinvestment of all dividends.

Total Return to Shareholders (includes reinvestment of dividends)

ANNUAL RETURN PERCENTAGE
Years Ended

	12/06	12/07	12/08	12/09	12/10

Hickory Tech Corporation	-3.59%	38.17%	-37.69%	74.09%	15.14%
Russell 2000	18.37%	-1.57%	-33.79%	27.17%	26.86%
NASDAQ Telecommunications	26.60%	11.21%	-41.61%	38.51%	10.03%

INDEXED RETURNS
Years Ended

	Base
	Period
	12/05	12/06	12/07	12/08	12/09	12/10

Hickory Tech Corporation	100.00	96.41	133.21	83.00	144.50	166.38
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NASDAQ Telecommunications	100.00	126.60	140.79	82.20	113.86	125.28

Item 6.  Selected Financial Data

(Dollars in thousands except share and per share amounts)

Statement of Operations Data:	2010	2009	2008	2007	2006
Operating revenue
Business Sector
Equipment	$39,406	$27,857	$43,514	$51,046	$36,191
Support services	8,138	9,579	12,387	8,292	4,582
Fiber and Data	44,685	31,247	24,075	20,464	17,232
Total Business Sector	92,229	68,683	79,976	79,802	58,005
Telecom Sector	70,018	70,419	73,199	76,847	74,896
Total revenue (A)	$162,247	$139,102	$153,175	$156,649	$132,901

Income from continuing operations	$12,094	$11,273	$8,029	$8,635	$5,235

EBITDA from continuing operations (A)(B)	$43,063	$39,867	$40,925	$42,471	$34,090

Per Share Data:
Basic EPS - continuing operations	$0.91	$0.86	$0.61	$0.65	$0.40
Basic EPS - discontinued operations	-	-	-	-	(0.23)
	$0.91	$0.86	$0.61	$0.65	$0.17

Diluted EPS - continuing operations	$0.91	$0.86	$0.61	$0.65	$0.40
Diluted EPS - discontinued operations	-	-	-	-	(0.23)
	$0.91	$0.86	$0.61	$0.65	$0.17

Dividends per share	$0.525	$0.52	$0.49	$0.48	$0.48

Balance Sheet Data:
Total assets (A)	$230,188	$222,483	$225,508	$227,495	$226,900
Shareholders’ equity	$41,304	$34,546	$29,749	$31,932	$30,086
Current maturites of long-term obligations	$4,892	$620	$1,621	$731	$1,560
Long-term debt	114,067	119,871	125,384	128,475	141,529
Total debt, long-term and current	$118,959	$120,491	$127,005	$129,206	$143,089

Debt ratio (C)	74%	78%	81%	80%	83%

Telecom Sector Customer Data:
Business access lines	24,043	25,133	25,274	27,403	27,014
Residential access lines	27,199	30,197	33,757	37,428	41,029
Total access lines	51,242	55,330	59,031	64,831	68,043
Long distance subscribers	33,854	36,107	38,458	40,956	41,196
DSL customers	19,667	19,346	18,696	17,427	15,724
Digital TV customers	10,562	9,663	8,368	6,487	4,632

Other Data:
Employees (year end) (D)	463	448	433	400	399
Capital expenditures (A)	$22,888	$17,893	$17,691	$17,500	$21,058
Shares outstanding (year end)	13,298,626	13,100,568	12,992,376	13,284,903	13,207,970
Share price (E) (year end)	$9.56	$8.83	$5.44	$9.32	$7.15
Shareholders
Registered	1,330	1,345	1,394	1,430	1,470
Beneficial owners (F)	2,172	1,925	1,834	1,778	1,792
Total shareholders	3,502	3,270	3,228	3,208	3,262

Footnotes for this table are on the following page.

(A)
We sold Collins Communications, Inc. on December 31, 2006. Operating results which had previously been reported in the Enterprise Solutions Sector and the effect of the sale transaction are reflected as “discontinued operations.” Revenue, EBITDA, total assets and capital expenditures do not include Enterprise Solutions operations.

(B)
Management believes that Earnings before Interest, Taxes, Depreciation and Amortization as defined in our debt agreement (“EBITDA”), a non-GAAP financial measure, is an important financial metric as it represents our ability to generate cash flow and is helpful when evaluating our performance. A reconciliation of net income to EBITDA from continuing operations is found in the table below.

(C)	Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).
(D)	All employee counts reflect actual employee counts at year-end. The Enterprise Solutions sale in 2006 reduced employee counts by 64 employees. Our CP Telecom acquisition in 2009 added 35 employees.
(E)	Share price is the last day closing price.
(F)	The number of beneficial shareholders is the approximate number of registrations in street company accounts.

The following table sets forth a reconciliation of net income to EBITDA from continuing operations, as defined in our debt agreement:

(Dollars in thousands)	2010	2009	2008	2007	2006
Net Income	$12,094	$11,273	$8,029	$8,611	$2,268
Add:
Income tax	4,033	499	5,420	6,711	3,372
Interest expense	4,914	6,918	6,870	8,121	7,362
Depreciation	21,665	20,176	19,479	17,847	16,949
Amortization	357	1,001	1,127	1,157	1,172
Discontinued operations (A)	-	-	-	24	2,967
EBITDA from continuing operations	$43,063	$39,867	$40,925	$42,471	$34,090

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider servicing business and residential customers in the Midwest. In business for more than 110 years, the corporation is headquartered in Mankato, Minnesota, and has a regional fiber network with facilities-based operations in Minnesota and Iowa. We currently operate in two principal business segments:  Business and Telecom.

Our Business Sector serves customers across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration and support services. Through its regional fiber network, this Sector provides wholesale services to regional and national service providers, such as interexchange and wireless carriers within the telecommunications business. It also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest.

Our Telecom Sector provides residential and business services, including: high-speed Internet, digital TV and voice and data services in its telecom markets. Telecom is comprised of two markets. The first market includes the operation of ILECs. The second Telecom market is the operation of a CLEC. Our original business consisted of the operation of a single ILEC and began in 1898. In 1985, we formed HickoryTech Corporation as a holding company for our ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides the competitive services of local service, long distance, high-speed Internet access, DSL and digital TV. Our ILEC and CLEC operations mentioned above are operated as one integrated unit, Telecom.

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

We owned Collins Communications Systems Company (“Collins”) from 1990 to 2006, and reported its results of operations in the Enterprise Solutions Sector. We sold our Collins operations on December 31, 2006. All financial statements and schedules reflect Collins results as discontinued operations for all periods presented.

Highlights

2010 Compared to 2009

•
Net income was $12,094,000 in 2010 and was net of $4,033,000 in income tax expense. The 2010 taxes were reduced $2,726,000 by the release of income tax reserves relating to the expiration of statutes of limitations.

•	Pre-tax net income increased $4,355,000 or 37% in 2010 compared to a year ago due to operational success and a decrease in interest expense.
•
Business Sector fiber and data revenue increased $13,438,000 or 43% in 2010, the result of strong growth in fiber services, a full year of CP Telecom operations and revenue from a joint fiber construction project. Revenue increased 27% excluding the impact of the joint fiber construction project.

•
Equipment revenue increased $10,108,000 or 27% in 2010 compared to 2009 led by strong sales. Higher revenue and reductions in operating costs led to this product line contributing $1,348,000 to net income in 2010 compared to $122,000 in 2009.

•
Telecom Sector broadband revenue totaled $18,832,000, a 11% increase year-over-year. Broadband revenue includes DSL, data, Internet and digital TV services. Digital TV subscribers increased 9% to 10,562 during the past year.

•	Capital expenditures totaled $22,888,000 in 2010, $4,995,000 higher than in 2009. This increase is due to our strategic growth initiatives, primarily the expansion of our fiber network.
•
In 2010, our primary source of liquidity has been from the internal operations of our business. We have invested in capital expenditures and paid interest, taxes, dividends and other obligations. Our long-term and current debt balance total $118,959,000, down $1,532,000 from the December 31, 2009 balance of $120,491,000.

2009 Compared to 2008

•
Net income in 2009 increased $3,244,000 or 40% compared to 2008. A reduction of accrued income taxes, which related to the expiration of a statute of limitations, added $4,454,000 to net income in 2009.  Without the benefit of this income tax reduction, net income would have been $6,819,000, down $1,210,000 or 15% in 2009 compared to 2008.

•
We realized 30% growth in our Business Sector fiber and data services revenue in 2009 continuing the double-digit revenue growth that we have experienced within this product line during the past three years. CP Telecom operations have been integrated into this product line and caused 16% of the revenue growth.  Organic revenue growth for this product line was 14% in 2009 compared to 2008.

•	Operating results from our equipment product line were adversely impacted by the nationwide economic conditions in 2009. Revenue from this product line declined by $18,465,000 or 33% in 2009.
•
Telecom Sector operating income increased by 4% in 2009 compared to 2008. Broadband growth and the positive impact of cost-reduction initiatives helped offset our continued and expected decline in local service and access revenue providing stable cash flows for our company.

•
Our cash position remained strong. Despite fully funding our CP Telecom acquisition, reducing our long-term and current portions of our debt balance by $6,514,000, maintaining capital expenditure levels and supporting new growth initiatives, our year-end cash balance increased by $794,000 or 49% from 2008 to 2009.

Trends

Our strategic focus to invest in expanding our network and sell competitive business-to-business services through our Business Sector along with our investment in broadband services within our Telecom Sector provided the base for strong results in 2010. Revenue grew by 17% while operating income and Net income increased by 13% and 7% for the year, respectively. Our Business Sector has grown to account for over one-third of our consolidated EBITDA, offsetting the declines in our Telecom Sector due to the loss of local service and network access revenue.

Business Sector revenue increased 34% in 2010 with a robust performance from both the fiber and data services product line and the equipment product line. Fiber and data services revenue, which includes our SMB and fiber transport business, increased 43% in 2010, building upon the success we experienced in 2009, a year in which revenue increased 30%. Our acquisition of CP Telecom in August of 2009 combined with the continued success of sales to enterprise and wholesale customers along our statewide fiber network drove our success. Results were also impacted by a non-recurring fiber construction project which contributed $4,980,000 in revenue in 2010. Our equipment product line benefitted from a recovering economy and finished the year posting its fifth consecutive quarter of quarter-over-quarter revenue growth and an overall growth rate of 27% for the year.

Our Telecom Sector produced broadband revenue growth of 11% in 2010, partially offsetting the continued declines in local service and access revenue. Our access line loss rate for 2010 was 7%, relatively consistent with prior years, while network access revenue declined by $1,007,000 or 4% in 2010 compared to 2009. We have reduced our capital expenditures in the Telecom Sector the past two years. Our focus continues to be on providing quality communication services over our broadband network, as well as local customer support while maximizing free cash flow from this Sector.

In 2010, we initiated several key investments aligned with our growth plans. Our network expansion to Sioux Falls, South Dakota and Fargo, North Dakota added 350 fiber route miles which will allow us to target business customers in these markets. We also expanded our fiber and network capacity in Des Moines, Iowa increasing the capacity of our long haul network between Minnesota and Des Moines. In addition, we were granted an award of $16,800,000 in federal stimulus funds as part of the American Recovery and Reinvestment Act of 2009. We will be extending our fiber-optic network at a total cost of $24,000,000 of which the grant provides 70% and we will fund the remaining 30%, or $7,200,000, over a three-year period. Construction is tentatively scheduled to begin in the spring of 2011. While the federal funding provides a security interest in the specific fiber project being built for the funding agency, there is no government ownership or control of any part of the project or our operations.

Net Income of $12,094,000, includes the benefit of a $2,004,000 or 29% decline in interest expense from 2009 due to the combined effects of a lower debt balance, lower interest rates and interest rate protection strategies. Some of the features of our current credit facility mature on December 31, 2011. While we anticipate that our next credit facility will provide all the liquidity required to supplement our internal sources of liquidity and our future business plans, we anticipate that our interest expense could increase by $2,500,000 to $3,000,000 on an annual basis as we enter into a new agreement under current market terms.

Net Income in 2010 also includes the benefit of a $2,726,000 reduction of accrued income taxes due to the expiration of statues of limitations.

Sector Results of Operations

Business Sector
The following table provides a breakdown of the Business Sector operating results.

BUSINESS SECTOR

	For Year Ended December 31
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Operating revenue before intersegment eliminations:
Equipment	$39,406	41%	$27,857	-36%	$43,514
Support Services	8,138	-15%	9,579	-23%	12,387
Equipment	47,544	27%	37,436	-33%	55,901

Fiber and Data	44,685	43%	31,247	30%	24,075
Intersegment	542	8%	500	-3%	515
Total operating revenue	$92,771	34%	$69,183	-14%	$80,491

Total Business revenue before intersegment eliminations:
Unaffiliated customers	$92,229		$68,683		$79,976
Intersegment	542		500		515
	92,771		69,183		80,491

Cost of sales (excluding depreciation and amortization)	33,300	34%	24,869	-33%	37,355
Cost of services (excluding depreciation and amortization)	30,683	33%	23,050	5%	21,894
Selling, general and administrative expenses	12,612	23%	10,224	4%	9,801
Depreciation and amortization	6,170	14%	5,413	23%	4,417
Total Business expenses and costs	82,765	30%	63,556	-13%	73,467

Operating income	$10,006	78%	$5,627	-20%	$7,024
Net income	$5,951	77%	$3,362	-23%	$4,369

Capital expenditures	$14,464	66%	$8,738	36%	$6,408

We manage and evaluate our business operations in their entirety. The following table provides an illustration of the contributions from each of the primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

EQUIPMENT PRODUCT LINE REPORTING

	For Year Ended December 31
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Operating revenue before intersegment eliminations:
Equipment	$39,406	41%	$27,857	-36%	$43,514
Support Services	8,138	-15%	9,579	-23%	12,387
Total operating revenue	$47,544	27%	$37,436	-33%	$55,901

Cost of sales (excluding depreciation and amortization)	33,300	34%	24,923	-33%	37,342
Cost of services (excluding depreciation and amortization)	6,957	-2%	7,082	-30%	10,102
Selling, general and administrative expenses	4,660	-4%	4,848	-8%	5,264
Depreciation and amortization	392	-5%	414	-20%	515
Total costs and expenses	45,309	22%	37,267	-30%	53,223

Operating income	$2,235	1222%	$169	-94%	$2,678
Net income	$1,348	1005%	$122	-93%	$1,670

Capital expenditures	$217	-59%	$528	13%	$468

FIBER AND DATA PRODUCT LINE REPORTING

	For Year Ended December 31
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Operating revenue before intersegment eliminations:
Services	$44,685	43%	$31,247	30%	$24,075
Intersegment	542	8%	500	-3%	515
Total operating revenue	$45,227	42%	$31,747	29%	$24,590

Cost of sales (excluding depreciation and amortization)	-	N/A	(54)	N/A	13
Cost of services (excluding depreciation and amortization)	23,726	49%	15,968	35%	11,792
Selling, general and administrative expenses	7,952	48%	5,376	18%	4,537
Depreciation and amortization	5,778	16%	4,999	28%	3,902
Total costs and expenses	37,456	42%	26,289	30%	20,244

Operating income	$7,771	42%	$5,458	26%	$4,346
Net income	$4,603	42%	$3,240	20%	$2,699

Capital expenditures	$14,247	74%	$8,210	38%	$5,940

Revenue

Equipment. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the non-recurring nature of equipment sales, equipment revenue is dependent upon new sales from existing and new customers.

Equipment revenue increased by 27% in the fourth quarter of 2010 compared to the same period a year ago.  2010 year-end revenue of $39,406,000 represents a 41% increase in sales of equipment compared to revenue of $27,857,000 in 2009, a year in which customers were hesitant to invest in capital equipment due to economic circumstances and equipment revenue was down 36% compared to 2008.

Support Services. We earn this revenue by providing services related to our equipment sales, such as network and equipment monitoring, maintenance, and professional service consulting and equipment installation.

Services revenue declined by $1,441,000 or 15% in 2010 compared to 2009. The loss of a large enterprise customer in late 2009 precipitated a decline of $1,089,000 in revenue from network and equipment monitoring. We are implementing an entirely new approach to our support services and will strive to build its level again. In addition, revenue from contract services, which includes the design, configuration and installation of voice and data equipment, declined by $825,000 in 2010 from 2009. Partially offsetting these declines is increased revenue from maintenance contracts of $309,000.

Support services revenue was down $2,808,000 or 23% in 2009 compared to 2008. The 2009 revenue decline of $3,146,000 or 29% from contract services and maintenance revenue was highly impacted by lower equipment sales noted above as customers did not engage us to complete design, configuration and installation of equipment or purchase associated equipment maintenance contracts. During 2008, we experienced a spike in contract services from large enterprise projects which did not extend into 2009. The decline in services revenue was partially offset by a 36% increase in revenue from customer support services earned by providing around-the-clock support and monitoring for products and services by our customer service center that is staffed by experienced support engineers.

Fiber and Data. This revenue is primarily of a monthly recurring basis and consists of billing for the use of our fiber network and network connections through multi-year contracts with retail business, regional and national service providers and wireless carriers. This product line also includes revenue from all of our B2B communication products and services including our VoIP product along with SMB retail sales.

Fiber and Data services revenue grew $13,438,000 or 43% in 2010 compared to 2009 and increased by $7,172,000 or 30% in 2009 compared to 2008. Our CP Telecom operations, which were acquired in August 2009, boosted 2010 and 2009 revenue and immediately expanded our strategic growth into the SMB customer base. During 2010, we have expanded our direct sales force throughout Minnesota and have added numerous colocations to our network allowing us to provide competitive, high-bandwidth solutions to this customer segment.

Sales of high capacity Ethernet, MPLS and fiber services were strong in 2010 and 2009, securing higher margin recurring revenue under multi-year contracts. Our wholesale sales channel, serving regional and national service providers and wireless carriers, experienced strong demand for increased bandwidth. Our customers are facing steady increases in bandwidth requirements to support broadband usage for all communication services including the wider availability of 3G and 4G wireless services. We expect this trend to continue and have made significant investments in our fiber and broadband network during the past several years, including increased bandwidth capacity on our core network, expansion of our fiber network to Sioux Falls, South Dakota, Fargo, North Dakota and increased network capacity to our Des Moines, Iowa facilities.

Included in 2010 fiber and data revenue is $4,980,000 relating to a joint fiber construction project with another carrier, one of several initiatives undertaken to expand our network in 2010. Without this non-recurring construction project revenue, fiber and data revenue would have grown $8,458,000 or 27% in 2010 compared to 2009.

Long distance revenue associated with our SingleLink product, which had been recorded in our Telecom Sector prior to 2009, has been recorded in the fiber and data product line of our Business Sector for 2010 and 2009. This realignment increased fiber and data revenue by $237,000 in 2009.

Cost of Sales (excluding Depreciation and Amortization)

Business Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue increased $8,431,000 or 34% in a similar proportion as the 41% increase in equipment sales in 2010 compared to 2009. Likewise, a decline in equipment sales of 36% in 2009 is associated with the $12,486,000 or 33% decline in cost of sales in 2009 compared to 2008. We continue to benefit from our focus on selling new technologies, generating higher rebates from our Cisco Value Incentive Program. Rebates act as a cost reduction, thereby lowering cost of sales.

Business Sector cost of sales is composed primarily of equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Business Sector cost of services (excluding depreciation and amortization) increased by $7,633,000 in 2010 compared to 2009. This increase is reflective of a full-year of expenses related to our CP Telecom operations which we acquired on August 1, 2009. Initiatives to expand our fiber network through a joint fiber construction project contributed $2,660,000 to the increase in our operating costs in 2010. Also contributing to the increase is the growth in our fiber transport product lines. Volume-driven circuit costs within our fiber and data product line increased by $1,727,000 in 2010.

Business Sector cost of services (excluding depreciation and amortization) increased $1,156,000 or 5% in 2009 compared to 2008 primarily due to expenses related to our newly-acquired CP Telecom business. We also experienced a $1,139,000 increase in our circuit costs which supported the increase in revenue. Offsetting these increases was lower professional fees paid to contractors of $2,171,000 in 2009 compared to 2008 driven by the decrease in customer demand for communications equipment.

Selling, General and Administrative Expenses

Business Sector selling, general and administrative expenses increased $2,388,000 or 23% in 2010 compared to 2009 reflecting a full-year of expenses related to our CP Telecom operations. An elevated level of sales activity in 2010 increased commissions paid to sales representatives by $644,000 year-over-year.

Business Sector selling, general and administrative expenses increased $423,000 or 4% in 2009 compared to 2008 primarily due to selling, general and administrative costs related to our newly-acquired CP Telecom business. The addition of CP Telecom costs offset decreased costs of $582,000 in commissions paid to sales representatives due to lower sales activity and an $187,000 decrease in wages and benefits.

Depreciation and Amortization

Business Sector depreciation and amortization increased by $757,000 or 14% and $996,000 or 23% in 2010 compared to 2009 and in 2009 compared to 2008, respectively. Depreciation has increased on a year-over-year basis since our acquisition of Enventis in December of 2005. We will continue to experience increases in depreciation for the next few years as we continue to invest in our fiber network. Our network constitutes the majority of our asset base and the related assets are depreciated over 16 to 25 years. Also contributing to the increase seen in both years is depreciation expense related to CP Telecom assets.

Business Sector amortization decreased by $644,000 or 64% in 2010 compared to 2009 and by $52,000 or 5% in 2009 compared to 2008. Declines in amortization related to specific Enventis intangibles, which became fully amortized as of December 31, 2009, were offset by amortization expense related to acquired CP Telecom assets.

Operating Income

Business Sector operating income increased $4,379,000 or 78% in 2010 compared to 2009.  This increase was primarily due to the $23,588,000 increase in sales offset by the increases in cost of sales (excluding depreciation and amortization), cost of services (excluding depreciation and amortization), selling, general and administrative expenses and depreciation and amortization of $8,431,000, $7,633,000, $2,388,000 and $757,000, respectively.

Business Sector operating income decreased $1,397,000 or 20% in 2009 compared to 2008. This decrease was primarily due to the $11,308,000 decrease in revenue and the $12,486,000 decrease in cost of sales, offset by the increases in cost of services (excluding depreciation and amortization), depreciation and amortization, and selling, general and administrative expenses of $1,156,000, $996,000 and $423,000, respectively.

Telecom Sector
The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	For Year Ended December 31
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Operating revenue before intersegment eliminations
Local Service	$15,288	-5%	$16,163	-5%	$17,096
Network Access	23,150	-4%	24,157	-7%	25,859
Long Distance	3,185	-16%	3,791	-17%	4,563
Broadband	18,832	11%	17,028	9%	15,638
Directory	3,627	-9%	4,000	-3%	4,119
Bill Processing	3,808	14%	3,351	1%	3,325
Intersegment	1,976	62%	1,217	89%	644
Other	2,128	10%	1,929	-26%	2,599
Total Telecom operating revenue	$71,994	0%	$71,636	-3%	$73,843

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$70,018		$70,419		$73,199
Intersegment	1,976		1,217		644
	71,994		71,636		73,843

Cost of services (excluding depreciation and amortization)	32,578	6%	30,730	-1%	31,141
Selling, general and administrative expenses	12,154	4%	11,639	-14%	13,521
Depreciation and amortization	15,737	0%	15,680	-3%	16,136
Total Telecom costs and expenses	60,469	4%	58,049	-5%	60,798

Operating income	$11,525	-15%	$13,587	4%	$13,045

Net income	$6,652	-18%	$8,068	0%	$8,104

Capital expenditures	$8,424	-7%	$9,068	-18%	$11,102

Key metrics
Business access lines	24,043	-4%	25,133	-1%	25,274
Residential access lines	27,199	-10%	30,197	-11%	33,757
Total access lines	51,242	-7%	55,330	-6%	59,031
Long distance customers	33,854	-6%	36,107	-6%	38,458
Digital Subscriber Line customers	19,667	2%	19,346	3%	18,696
Digital TV customers	10,562	9%	9,663	15%	8,368

Certain revenue amounts in our 2009 and 2008 Telecom Sector financial statements have been reclassified to conform to the presentation in our 2010 financial statement.

Local Service We receive monthly recurring revenue from end-user customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

We continue to experience erosion of our business and residential access lines, with declines of 7% and 6% during 2010 and 2009, respectively. Competition from providers has intensified during recent years due to increasing numbers and types of competitors within our industry and marketplace. Our competitors offer various alternatives to local exchange services, such as substituting cable, wireless, and VoIP solutions in lieu of traditional landline voice service. This is a condition which has been present in our market for over five years.

Our efforts to retain access lines center around the following themes:

•
We enhance our customer experience with more features and value by providing customizable value bundles, offering competitive discounts on services, such as DSL or digital TV with a combination of local service and customer calling features;

•	We seek to distinguish ourselves through our excellent customer service and express our commitment through innovations such as a variety of customer loyalty programs; and
•	We maintain an active and visible presence in the communities we serve.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined by $1,007,000 and $1,702,000, representing declines of 4% and 7%, in 2010 compared to 2009 and 2009 compared to 2008, respectively. We anticipate the trend of declining network access to continue as access lines diminish, lowering minutes of use on our network along with our end-user subscriber line-based charges. Revenue from minutes-of-use, end-user charges, and tandem switch facilities declined $749,000 in 2010 compared to 2009 and $1,690,000 in 2009 compared to 2008. Minutes-of-use and tandem switch facility revenue were impacted by a bi-annual interstate rate decrease which went into effect on July 1, 2009.

In October of 2009, we filed a collection action in US District court against an interexchange carrier as a result of non-payment of network access charges. We resolved this dispute with the carrier in the fourth quarter of 2010.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $606,000 and $772,000, or 16% and 17%, in 2010 compared to 2009 and 2009 compared to 2008, respectively. The customer loss rate in our long distance base remained relatively consistent at 6% in 2010 and 2009. Our declining customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve are the factors for the decline.

Long distance revenue associated with our SingleLink product which had been recorded in our Telecom Sector prior to 2009 has been recorded in our Business Sector for 2010 and 2009 to facilitate management of our SMB group. This realignment lowered long distance revenue reported in the Telecom Sector by $237,000 in 2009.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our customers. Broadband services include: the DSL access portion of DSL service, Internet service, digital TV services, and business Ethernet and other data services.

In 2010, broadband revenue comprised 26% of total Telecom revenue, up from 24% in 2009, and continued the trend of offsetting the year-over-year decline in local service revenue. Growth of 11% and 9% in 2010 and 2009, respectively, continues to be fueled by our digital TV and business data product offerings.

In 2010, we expanded our digital TV service to four additional communities and have continued to expand enhanced services including Digital Video Recorder (DVR) services and interactive media within our IPTV-capable communities. Our digital TV customer base grew by 899 customers or 9% in 2010 compared to 2009 and accounted for $981,000 or 54% of the overall broadband growth during this time period. In comparison our subscriber base increased by 1,295 customers or 15% in 2009 compared to 2008, representing 74% of the broadband growth during the period. While our digital TV and DSL customer base continue to grow, the growth rates have declined from prior years as our markets mature due to successful market penetration and intensifying competition.

Our business data service offerings such as Ethernet continue to provide an alternative to low speed data circuits and dedicated connectivity for video, voice and data applications. Revenue from our Ethernet product increased by $430,000 or 18% in 2010 compared to an increase of $300,000 or 14% in 2009. The increase in 2010 was partly due to revenue earned under a contract to provide broadband services to a consortium of schools in south central Minnesota beginning July 1, 2010.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories.

Yellow-page advertising sales have declined since 2008. Decreased demand for advertising is due to reductions in published advertising by local and national businesses and competitive directories. Directory revenue was down $373,000 or 9% in 2010 compared to 2009 and decreased by $119,000 or 3% in 2009 compared to 2008. It remains a question as to whether the declines were caused by the economic recession. We have retained a new directory service contractor for our 2011 sales campaign.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue increased $457,000 or 14% in 2010 compared to 2009 after remaining relatively consistent in 2009 compared to 2008. This increase in revenue was driven by project integration services revenue related to the sale and installation of our billing and management system SuiteSolution® to new customers, who are other communications companies.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

A collection of one-time fees totaling $275,000 associated with discontinued services, partly offset by a decrease of $74,000 in add, move, and change revenue, were the primary contributors to the 2010 year-to-date increase of $199,000. A decline of $469,000 in the sales of customer premise equipment in 2009 drove the $670,000 or 26% decline in other revenue in 2009 compared to 2008. This decline is due to our decision to phase out sales of Avaya customer premise equipment in favor of the Cisco brand. All Cisco sales are reported within the Business Sector.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) increased by $1,848,000 or 6% in 2010 compared to 2009 due to expenses realized relating to bad debt expense, wages and benefits and digital TV programming fees. An increase of $535,000 during 2010 is largely attributable to dispute resolutions with several parties and the associated write-offs. Wages and benefits increased by $668,000 in 2010 compared to 2009 due to a significant increase in benefits costs and increasing health care costs. In 2010, digital TV programming costs increased by $492,000 in direct correlation to the growth in our broadband revenue.

Telecom Sector cost of services (excluding depreciation and amortization) was $30,730,000, down $411,000 or 1% in 2009 compared to 2008. The combination of operational efficiencies allowing us to optimize our network costs along with management actions to decrease expense throughout the Telecom Sector enabled us to offset other expense increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% in 2010 compared to 2009 primarily due to an increase in legal fees of $266,000 related to disputes over interexchange carrier customer billing and collections. An increase in employee benefit costs due to increasing health care costs also impacted selling, general and administration expenses.

Telecom Sector selling, general and administrative expenses were $11,639,000, down $1,882,000 or 14% in 2009 compared to 2008. The decrease was due to lower corporate support expense, a decrease in customer premise equipment expense, the release of a contingent liability reducing market access fees and cost controls taken by management to limit advertising expense in 2009.

Depreciation and Amortization

Telecom Sector depreciation and amortization remained stable in 2010 and was $15,680,000, down $456,000 or 3% in 2009 compared to 2008. Increases in depreciation expense from new capital expenditures were offset by asset retirements and assets becoming fully depreciated.

Operating Income

Telecom Sector operating income declined by $2,062,000 or 15% in 2010 compared to 2009. An overall revenue increase of $358,000 was offset by higher telecom operating expenses amplified by amounts related to customer disputes and employee health care benefit costs.

Telecom Sector operating income was $13,587,000, which increased $542,000 or 4% in 2009 compared to 2008.  This increase was primarily due to savings seen across all expense lines offsetting the decline in revenue.

Consolidated Results

Interest Expense

Consolidated interest expense declined 29% and increased 1% in 2010 and 2009, respectively compared to prior years. The 2010 decline in interest expense is due to the implementation of interest rate protection strategies, lower interest rates and our reduction in outstanding debt.

Our outstanding debt obligation balance (long-term and current portion) has declined in each of the past three years. Our 2010 year-end debt balance is $118,959,000 declining $1,532,000 from 2009 which followed a $6,514,000 reduction from 2008. Effective interest rates were 4.1%, 5.5% and 5.2% in 2010, 2009 and 2008, respectively.

Income Taxes

Income tax expense was $4,033,000, which is an increase of $3,534,000 compared to 2009. The effective tax rate was 25.0%, 4.2% and 40.3% for 2010, 2009 and 2008, respectively. The effective tax rate in 2010 and 2009 was impacted by the release of income tax reserves and associated interest of $2,726,000 and $4,454,000, respectively. The effective tax rate would have been 41.9% in 2010 and 42.1% in 2009 without the release of the income tax reserves and associated interest.

The effective tax rate in 2008 was reduced by $400,000 of tax benefits recognized in the fourth quarter to adjust our provision to match tax returns filed for 2007 and amended tax returns for 2006.

Inflation

It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition.

	As of December 31
(Dollars in thousands)	2010	2009	2008

Cash and cash equivalents	$73	$2,420	$1,626
Working capital (A)	$8,731	$7,373	$12,015
Current ratio (B)	1.29	1.30	1.41
Total debt (C)	$118,959	$120,491	$127,005

A.	Working capital=current assets minus current liabilities which measures our short-term financial health.
B.	Current ratio=current assets/current liabilities which measures our ability to pay short-term obligations.
C.	Includes our long-term and current maturities of long-term debt obligations for our senior debt agreement.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) of HickoryTech was $160,263,000 at December 31, 2010, reflecting 26% equity and 74% debt. This compares to a capital structure of $155,037,000 at December 31, 2009, reflecting 22% equity and 78% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.76 times debt to EBITDA as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, borrowings available under our credit facility and other internal and external resources. Our primary uses of cash include capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of dividends as they are declared.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our equipment product line and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $8,254,000 and $6,788,000 as of December 31, 2010 and 2009, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

In 2010, our primary source of liquidity was from operations. We did not change our equity capitalization in 2010, and equity was not a new source of liquidity during this period.

Cash Flows

We expect our liquidity needs to originate from payment of interest and principal payments on our indebtedness, income taxes, capital expenditures and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our senior revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We currently are in full compliance with our debt covenants as of December 31, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

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

Our primary source of funds continues to be cash generated from operations. Cash generated from operations was $26,188,000, $42,254,000 and $33,770,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Increased business volume in 2010 has raised the level of our accounts receivable balances, which are primarily attributable to our equipment product line. In 2009 and 2008, lower sales volumes combined with our internal focus on improving collection practices lowered accounts receivable balances and provided additional cash flow.

In 2010 and 2009 we were able to reduce our income tax liability by $2,726,000 and $4,454,000, respectively due to the expiration of statutes of limitations. In 2010, our tax liability was also reduced due to the Tax Relief, Unemployment Insurance, Reauthorization and Job Creation Act of 2010, which was signed into law on December 17, 2010.

We increased our use of cash for capital expenditures by 28% in 2010 from 2009, investing $22,888,000. Cash used for investing activities was relatively stable during the preceding two years when we spent $17,893,000 and $17,691,000 on capital expenditures in 2009 and 2008, respectively.  The increase in 2010 is due to our strategic growth initiatives, including the expansion of our fiber capacity and network. Cash is used to support capital spending on revenue generating products and services, key strategic initiatives and general capacity upgrades to our network.

In August 2010, we were awarded $16,800,000 in federal stimulus grants associated with the American Recovery and Reinvestment Act of 2009 to extend our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations with a high-capacity broadband network. We anticipate investing $7,200,000 or 30% of the total $24,000,000 project cost over the next three years to build the fiber optic network. Our anticipated 2011 levels of capital spending fall within our senior debt agreement and available sources of financing. Our 2012 and future levels of capital spending will be addressed by the revision of our senior debt agreement anticipated to take place in 2011. We anticipate our senior debt agreement will be the sole external source of financing.

In 2009, we completed the acquisition of CP Telecom, which added new business products, network capacity and expanded our sales channel.  The CP Telecom acquisition was funded with cash on hand.

Cash used for financing activities consists primarily of cash payments reducing our credit facility and the payment of dividends to our stockholders. Due to strong sales associated with our equipment product line we experienced a temporary increase in our extended term payables arrangement at the end of 2010 compared to the prior year. Our long and short-term debt totals $118,959,000 at December 31, 2010, a $1,532,000 reduction from 2009 which followed a $6,514,000 decrease from 2008. In 2008, we expended $2,363,000 to purchase and retire 393,000 shares of HickoryTech stock.

Extended-Term Payable

The Business Sector utilizes a wholesale financing agreement with a financing company to fund inventory purchased from certain approved vendors. The balance outstanding under the financing arrangement increased from $6,788,000 at December 31, 2009 to $8,254,000 at December 31, 2010 due to strong year-end sales activity. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing. Full disclosure relating to our extended-term payable can be found in Note 8 to the Notes to the Consolidated Financial Statements.

Long-Term Debt and Revolving Credit Facilities

In December of 2005 we entered into a $160,000,000 credit agreement with a syndicate of banks comprised of a $30,000,000 revolving credit component and a $130,000,000 term loan component. Our long-term obligations, excluding current maturities of debt and capital leases as of December 31, 2010 and 2009 were $114,067,000 and $119,871,000, respectively.

A portion of our current credit facility with our bank syndicate will mature on December 31, 2011. We expect to renew this facility, as we have successfully done on each of the three previous occasions. When we revise our debt financing, the terms of the new facility will correspond with market conditions for similar financing with other companies. At this time, the only significant change anticipated is a potential increase in the interest rate of approximately 150 to 200 basis points (our current facility is priced 150 basis points above LIBOR, with no LIBOR floor), and to pay non-recurring fees between $1,500,000 and $2,500,000 in 2011, which will be borrowed through the new facility and amortized into operations over the life of the agreement. We anticipate that our interest expense could increase by $2,500,000 to $3,000,000 on an annual basis by bringing our agreement up to current market terms. We anticipate that our next credit facility will provide all the liquidity required to supplement our internal sources of liquidity, for our future business plans, in a manner similar to our experience in the period following our prior debt renewal in late 2005.

Disclosure relating to our long-term debt and revolving credit facilities can be found in Note 9 to the Notes to the Consolidated Financial Statements.

Obligations and Commitments

The following table sets forth our contractual obligations, along with the cash payments due each period.

(Dollars in thousands)
Contractual Obligations	Total	2011	2012 to 2013	2014 to 2015	2016 and after
Long-term debt	$118,150	$4,550	$113,600	$-	$-
Interest on long-term debt (A)	6,396	4,074	2,320	2	-
Capital lease obligations	809	342	323	144	-
Interest on capital leases	107	53	48	6	-
Purchase obligations (B)	2,796	2,796	-	-	-
Pension benefit obligations (C)	2,618	256	527	535	1,300
Operating leases	6,361	1,606	2,171	1,854	730
Total contractual cash obligations	$137,237	$13,677	$118,989	$2,541	$2,030

(A)
Interest on long-term debt is estimated using rates in effect as of December 31, 2010. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 to the Notes to the Consolidated Financial Statements).

(B)	Purchase obligations consist primarily of commitments incurred for equipment purchases.
(C)	Pension benefit obligations consist of the expected net premium payment for healthcare and life insurance benefits to be paid relative to our post-retirement benefit plan.

In addition, we have change of control agreements with key employees. These potential commitments are not included in the above schedule.

As of December 31, 2010, we recognized a liability for uncertain tax positions of approximately $562,000. The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2010 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of significant accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2010.

Revenue Recognition

See Note 1, Summary of Significant Accounting Policies, to the Notes to the Consolidated Financial Statements for a complete discussion of our revenue recognition policies. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured.

In January 2011, we adopted new guidance, on a prospective basis, which addresses the accounting for multiple-deliverable arrangements. This guidance enables vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across separately identified deliverables. We do not anticipate the adoption of this guidance to have a significant impact on our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. This allowance is based on the likelihood of recoverability of accounts receivables based on past experience and management’s best estimates of current bad debt exposures. If our customers’ creditworthiness deteriorates, actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which would have an impact on our financial results.

Inventories

We value our inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method through the establishment of inventory loss reserves. Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment based upon assumptions about future demand and technological obsolescence. As market and other conditions change, we may establish additional inventory reserves when the facts that give rise to the lower value are warranted. See Note 1 to the Notes to the Consolidated Financial Statements for more information regarding inventory.

In 2010, we reclassified a portion of our inventory to other long-term assets on the consolidated balance sheet. This represents parts and equipment held strictly to replace network components in the event of outage or failure of a specific component so we may recover quickly and maintain high levels of service to our customers. The amount reclassified as other assets at December 31, 2010 and 2009 was $332,000 and $317,000, respectively.

Financial Derivative Instruments

We utilize interest-rate swap agreements that qualify as cash flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. The market value of the cumulative gain or (loss) on financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings over the term of the swap agreement. If interest rates fail to rise as anticipated when the instruments were acquired we will experience higher-than-market-rate interest expense and will have paid for protection that was not needed. We record our derivative instruments on the balance sheets at fair value based on level 2 inputs. See Note 12 to the Notes of our Consolidated Financial Statements for more information regarding financial derivative instruments.

Goodwill and Intangible Assets

We have goodwill in two of our reporting units. We evaluate goodwill and identifiable intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We use commonly recognized financial analysis techniques such as discounted cash flow analysis as well as industry and peer-specific valuation methods common to our industry. These types of analysis contain uncertainties and require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. We do not believe there is a reasonable likelihood that there will be a material change in our future estimates or assumptions, however if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment charges in the future.

See Note 2 to the Notes to the Consolidated Financial Statements for more information regarding Goodwill and Intangible Assets.

Income Taxes

In accounting for income taxes, deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary from our assumptions, we may be required to adjust the carrying value of deferred tax assets and liabilities. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We recognize interest and penalties related to income tax matters as income tax expense.

We are required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See additional disclosures in Note 11 to the Notes to the Consolidated Financial Statements.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items, such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the carrying value of the deferred tax asset is reduced by a valuation allowance. To the extent that we establish a valuation allowance or increase an allowance in a period, it must be included as an expense within the tax provision in the statement of operations. We had valuation allowances of $1,724,000 and $1,695,000 at December 31, 2010 and 2009, respectively, due to uncertainty about the realization of certain benefits associated with net operating losses generated in the states of Iowa and Minnesota. In addition, we carry reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. Changes in these assumptions and estimates could significantly impact our post-retirement benefit costs and obligations. See Note 1 Summary of Significant Accounting Policies along with Note 10 Employee Retirement Benefits to the Notes to the Consolidated Financial Statements for additional information on post-retirement benefits.

Property, Plant and Equipment

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on the ILEC telephone plant were 4.1%, 4.5% and 5.0% for 2010, 2009 and 2008, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 25 years. Maintenance and repairs are charged to expense as incurred.

Data on utilization of equipment and asset retirements is reviewed on a consistent basis to determine if adjustments to our depreciation rates are needed. Significant judgment is required in selecting the appropriate estimated economic life of communications and business property and equipment due to the rapid changes in technology along with the current intensifying competitive environment. See Note 1 to the Notes to the Consolidated Financial Statements for more information regarding our property, plant and equipment.

Incentive and Stock-based Compensation

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

Performance and stock based awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in compensation expense. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2010 and December 31, 2009, our interest expense would have increased $134,000 and $25,000, respectively. Disclosure relating to our financial derivative instruments can be found in Note 12 to the Notes of the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited the accompanying consolidated balance sheets of Hickory Tech Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hickory Tech Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2011, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited Hickory Tech Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hickory Tech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hickory Tech Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 1, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 1, 2011

Item 8.  Financial Statements and Supplementary Data

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31

(Dollars in thousands, except share and per share amounts)

	2010	2009	2008
Operating Revenue:
Business Sector
Equipment	$39,406	$27,857	$43,514
Support Services	8,138	9,579	12,387
Equipment	47,544	37,436	55,901
Fiber and Data	44,685	31,247	24,075
Total Business Sector	92,229	68,683	79,976

Telecom Sector	70,018	70,419	73,199
Total operating revenue	162,247	139,102	153,175

Costs and expenses:
Cost of sales, excluding depreciation and amortization	33,300	24,869	37,355
Cost of services, excluding depreciation and amortization	60,897	52,211	52,004
Selling, general and administrative expenses	25,060	22,260	22,984
Depreciation	21,665	20,176	19,479
Amortization of intangibles	357	1,001	1,127
Total costs and expenses	141,279	120,517	132,949

Operating income	20,968	18,585	20,226

Other income and expense:
Interest and other income	73	105	93
Interest expense	(4,914)	(6,918)	(6,870)
Total other (expense)	(4,841)	(6,813)	(6,777)

Income from continuing operations before income taxes	16,127	11,772	13,449
Income tax provision	4,033	499	5,420
Net income	$12,094	$11,273	$8,029

Basic earnings per share	$0.91	$0.86	$0.61

Weighted average common shares outstanding	13,233,874	13,061,266	13,248,731

Diluted earnings per share	$0.91	$0.86	$0.61

Weighted average common and equivalent shares outstanding	13,237,195	13,061,861	13,259,933

Dividends per share	$0.525	$0.52	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31

(Dollars in thousands except share and per share amounts)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$73	$2,420
Receivables, net of allowance for doubtful accounts of $570 and $643	24,642	19,729
Inventories	5,205	4,752
Income taxes receivable	3,814	-
Deferred income taxes, net	2,008	2,423
Prepaid expenses	2,026	1,751
Other	1,030	1,039
Total current assets	38,798	32,114

Investments	4,512	4,306

Property, plant and equipment	379,433	357,607
Accumulated depreciation and amortization	(224,356)	(204,129)
Property, plant and equipment, net	155,077	153,478

Other assets:
Goodwill	27,303	27,423
Intangible assets, net	2,668	3,025
Deferred costs and other	1,830	2,137
Total other assets	31,801	32,585

Total assets	$230,188	$222,483

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$8,254	$6,788
Accounts payable	2,840	2,883
Accrued expenses and other	7,929	7,792
Accrued income taxes	-	642
Financial derivative instruments	1,079	-
Deferred revenue	5,073	6,016
Current maturities of long-term obligations	4,892	620
Total current liabilities	30,067	24,741

Long-term liabilities:
Debt obligations, net of current maturities	114,067	119,871
Financial derivative instruments	-	1,908
Accrued income taxes	562	3,218
Deferred income taxes	26,868	21,895
Deferred revenue	1,397	2,095
Accrued employee benefits and deferred compensation	15,923	14,209
Total long-term liabilities	158,817	163,196

Total liabilities	188,884	187,937

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,298,626 in 2010 and 13,100,568 in 2009	1,330	1,310
Additional paid-in capital	14,328	12,975
Retained earnings	29,841	24,687
Accumulated other comprehensive (loss)	(4,195)	(4,426)
Total shareholders' equity	41,304	34,546

Total liabilities and shareholders' equity	$230,188	$222,483

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

(Dollars in thousands)	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$12,094	$11,273	$8,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,022	21,177	20,606
Deferred income tax provision	5,237	1,968	3,660
Employee retirement benefits and deferred compensation	1,248	744	652
Provision for losses on accounts receivable	1,010	128	286
Stock-based compensation	951	1,021	415
(Gain)/Loss on sale of assets, retirements and disposals	(977)	(5)	(207)
Accrued patronage refunds	(525)	(512)	(563)
Amortization of gain on sale of financial derivative instrument	-	-	(664)
Changes in operating assets and liabilities net of effects of acquisition:
Receivables	(5,922)	6,779	1,780
Prepaids	(275)	(125)	304
Inventories	(453)	3,922	(1,324)
Accounts payable and accrued expenses	(126)	(1,696)	(1,135)
Deferred revenue, billings and deposits	(1,640)	195	1,165
Income taxes	(7,112)	(3,091)	218
Other	656	476	548
Net cash provided by operating activities	26,188	42,254	33,770

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,888)	(17,893)	(17,691)
Proceeds from sale of assets	1,261	-	420
Acquisition, net of cash acquired	120	(6,625)	-
Other	(20)	-	-
Net cash (used in) investing activities	(21,527)	(24,518)	(17,271)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	54,507	40,446	63,356
Payments on extended term payable arrangement	(53,041)	(44,133)	(67,325)
Borrowings on credit facility	24,400	-	34,500
Payments on credit facility and capital lease obligations	(26,593)	(6,930)	(37,132)
Proceeds from issuance of common stock	421	460	412
Change in cash overdraft	238	-	-
Stock repurchase	-	-	(2,363)
Dividends paid	(6,940)	(6,785)	(6,492)
Net cash (used in) financing activities	(7,008)	(16,942)	(15,044)

Net increase (decrease) in cash and cash equivalents	(2,347)	794	1,455
Cash and cash equivalents at beginning of the year	2,420	1,626	171
Cash and cash equivalents at the end of the year	$73	$2,420	$1,626

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,224	$7,094	$7,962
Net cash paid for income taxes	$5,908	$1,622	$1,542
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$660	$417	$433
Change in other comprehensive income from financial derivatives and post-retirement benefits	$(231)	$1,173	$2,186

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31
(Dollars in thousands)
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2007	13,284,903	$1,329	$11,031	$20,639	$(1,067)	$31,932

Stock Award Plan	10,493	1	110			111
Employee Stock Purchase Plan	23,992	2	268			270
Directors’ Stock Retainer Plan	13,803	1	22			23
Directors' Incentive Stock Plan	18,000	2	166			168
Dividend Reinvestment Plan	34,185	3	241			244
Stock Repurchase	(393,000)	(39)	(347)	(1,977)		(2,363)
Stock based compensation			13			13
Net Income				8,029		8,029	$8,029
Dividends Paid				(6,492)		(6,492)
Other Comprehensive Loss,							-
Net of Income Taxes					(2,186)	(2,186)	(2,186)
Total Comprehensive Income							$5,843
Balance, December 31, 2008	12,992,376	1,299	11,504	20,199	(3,253)	29,749

Stock Award Plan	16,303	2	914			916
Employee Stock Purchase Plan	20,561	2	183			185
Directors’ Stock Retainer Plan	13,121	1	-			1
Directors' Incentive Stock Plan	20,000	2	101			103
Dividend Reinvestment Plan	38,207	4	269			273
Stock based compensation			4			4
Net Income				11,273		11,273	$11,273
Dividends Paid				(6,785)		(6,785)
Other Comprehensive Loss,
Net of Income Taxes					(1,173)	(1,173)	(1,173)
Total Comprehensive Income							$10,100
Balance, December 31, 2009	13,100,568	1,310	12,975	24,687	(4,426)	34,546

Stock Award Plan	113,859	12	678			690
Employee Stock Purchase Plan	22,390	2	173			175
Directors’ Stock Retainer Plan	31,855	3	259			262
Dividend Reinvestment Plan	29,954	3	243			246
Net Income				12,094		12,094	$12,094
Dividends Paid				(6,940)		(6,940)
Other Comprehensive Loss,
Net of Income Taxes					231	231	231
Total Comprehensive Income							$12,325
Balance, December 31, 2010	13,298,626	$1,330	$14,328	$29,841	$(4,195)	$41,304
The accompanying notes are an integral part of the consolidated financial statements.

HICKORYTECH CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2010, 2009 and 2008

Note 1.   Summary of Significant Accounting Policies

The accounting policies of HickoryTech conform with generally accepted accounting principles and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on shareholders’ investments).

Principles of Consolidation

Our consolidated financial statements report the financial condition and results of operations for HickoryTech Corporation and its subsidiaries in two business segments: Business Sector and Telecom Sector. Inter-company transactions have been eliminated from the consolidated financial statements.

Classification of Costs and Expenses

Cost of sales for the Business Sector are primarily for equipment and materials associated with the installation of products for customers. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

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

Business Sector Revenue Recognition: Revenue is generated from the following primary sources: i) the sale of voice and data communications equipment provided primarily through Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, iv) the sale of professional support services related to customer voice and data systems, v) the sale of fiber and data services over the Company-owned and leased fiber optic network, and vi) the sale of managed voice and data services, including long distance services. Our revenue recognition policy for each of these types of products and services is as follows:

•
In instances where we sell Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco. Therefore, revenue is recognized when the equipment is delivered to the customer site. In instances where we sell Cisco voice and data communications equipment with installation obligations, terms of the agreements typically provide for installation services without customer-specific acceptance provisions, but sometimes may provide customer-specific acceptance provisions. For arrangements with no customer-specific acceptance arrangements, we recognize revenue when title passes to the customer. For contracts with customer specific acceptance provisions, we defer revenue recognition until the receipt of formal customer acceptance, assuming that all other revenue recognition criteria have been met. When a sale involves multiple elements, revenue is allocated to each respective element. In the event that we enter into a multiple element arrangement and there are undeliverable elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•
When we sell equipment to customers, we also typically sell Cisco support contracts (“SmartNet” contracts). These support contracts state that Cisco will provide all support services, product warranty and updates directly to the customer. Because we have no service obligations under these types of contracts, the earnings process has culminated for us upon the sale of the contract and therefore revenue is recognized immediately. Further, we are serving in an agency relationship to the customer for the sale of the contract and therefore the revenue is recorded net of the cost that we pay Cisco for the contract. Support services also include “24x7” support of a customer’s voice and data systems. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis, but may be sold as a pre-paid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if pre-paid). In the event that these services are part of a multiple element arrangement, the fair value of the services are measured and deferred. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

•
Fiber and data services are sold primarily through a contractual flat monthly fee. Monthly billings for our SMB customer base also include charges for voice and long distance services. The revenue generated by these services is typically billed at the beginning of the month for the coming month’s services.

•
We manage customer voice and/or data services. Under these arrangements, we bill either a flat monthly fee or a fee that is variable based on the number of “seats” that the customer has. This revenue is recognized on a monthly basis as the services are provided.

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

Cash and Cash Equivalents

At December 31, 2010 and 2009, cash equivalents totaled $73,000 and $2,420,000, respectively including short-term investments with original maturities of three months or less when purchased. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. Our cash deposits may occasionally exceed federally insured limits within individual institutions. Our commercial paper is valued using level 2 inputs which are observable inputs other than quoted prices in active markets for identical assets and liabilities.

Accounts Receivable

As of December 31, 2010 and 2009, consolidated accounts receivable totaled $24,642,000 and $19,729,000, respectively net of the allowance for doubtful accounts. As of December 31, 2010 and 2009, we believe accounts receivable are recorded at their fair value. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once we determine that the account is uncollectible. Amounts charged to bad debt expense were $1,010,000, $128,000 and $286,000 in 2010, 2009 and 2008, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Business Sector comprised of finished goods in transit to customers as of December 31, 2010 and December 31, 2009 was $3,460,000 and $2,770,000, respectively. The inventory value in the Telecom Sector, comprised of raw materials, as of December 31, 2010 and December 31, 2009 was $1,745,000 and $1,982,000, respectively.

In 2010, we reclassified a portion of our inventory to other long-term assets on the consolidated balance sheet. This represents parts and equipment held strictly to replace network components in the event of outage or failure of a specific component in order to recover quickly and maintain high levels of service to our customers. The amount reclassified as other assets at December 31, 2010 and 2009 was $332,000 and $317,000, respectively.

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

Investments

Investments include $2,639,000 of non-interest bearing Subordinated Capital Certificates from RTFC, $1,853,000 from CoBank, and $20,000 for a minority share in a limited liability company which are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost of acquisition or construction. Included in the Business Sector property, plant and equipment is fiber optic cable and indefeasible rights of use of fiber installed by others accompanied by ownership rights. Both of these categories of assets have depreciable lives of 16 to 25 years. When regulated ILEC telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. When other plant and equipment is sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

The components of property, plant and equipment as of December 31, 2010 and 2009, respectively are summarized as follows:

(Dollars in thousands)	2010	2009
Business property and equipment	$67,261	$53,942
Business indefeasable rights of use	6,552	5,394
Telecom property and equipment	289,993	283,770
Other property and equipment	15,627	14,501
Total	379,433	357,607
Accumulated depreciation and amortization	(224,356)	(204,129)
Property, plant, and equipment, net	$155,077	$153,478

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 4.1%, 4.5% and 5.0% for 2010, 2009 and 2008, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to 25 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $777,000 and $547,000 ($2,400,000 and $1,740,000 asset, net of accumulated depreciation of $1,623,000 and $1,193,000) as of December 31, 2010 and 2009, respectively.

Capitalized Software Costs

We capitalize costs (including right to use fees) associated with acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage is expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use, and is amortized over a period of three to ten years.

During 2010, 2009 and 2008, we capitalized $45,000, $449,000, and $134,000, respectively, of costs associated with software purchased or developed for internal use only. The 2010 costs primarily relate to licenses for database software. The 2009 costs primarily relate to redevelopment of our corporate website and software purchased for desktop applications. The 2008 costs primarily relate to software purchased for enterprise software and desktop applications. Capitalized internal software costs, net of accumulated amortization are included in property, plant and equipment at December 31, 2010, 2009 and 2008, respectively. Amortization expense relating to these costs amounted to $561,000, $659,000 and $583,000 in 2010, 2009 and 2008, respectively. The components of capitalized software for internal use are summarized below:

(Dollars in thousands)	2010	2009	2008
Capitalized software for internal use	$8,731	$8,686	$8,237
Accumulated amortization	6,541	5,980	5,321
Capitalized software for internal use	$2,190	$2,706	$2,916

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 2 to the Notes to the Consolidated Financial Statements for a more detailed discussion on intangible assets and goodwill.

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

Post-retirement benefits were calculated using the following methods:  Any prior service cost or cumulative net gains and losses in excess of 10% of the Topic 715 corridor are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

In measuring the accumulated post-retirement benefit obligation as of December 31, 2010, we assumed a weighted average discount rate of 5.4%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $667,000 as of December 31, 2010 and would increase the net periodic cost by approximately $83,000 as of December 31, 2010.

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

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2010, the unrecognized net actuarial loss was $6,070,000. During each of the last three years, we adjusted the discount rate assumption due to changes in interest rates. In recent years, we adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss amount primarily related to differences between the assumed medical costs and actual experience and changes in the employee population. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 11 years. This amount will change in future years as economic and market conditions generate gains and losses.

Income Taxes

We account for income taxes using an asset and liability approach to financial accounting and reporting. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 11 to the Notes to the Consolidated Financial Statements for additional information regarding income taxes.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $909,000, $1,043,000 and $1,415,000 in 2010, 2009 and 2008, respectively.

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

Accrued Incentive Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts accrued for employee incentive compensation of $2,042,000 and $1,765,000 at December 31, 2010 and December 31, 2009, respectively.

Earnings and Dividends Per Share

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

(Dollars in thousands, except share and earnings per share amounts)	2010	2009	2008

Net Income	$12,094	$11,273	$8,029

Weighted average shares outstanding	13,233,874	13,061,266	13,248,731
Stock options (dilutive only)	3,321	595	958
Stock subscribed (ESPP)	-	-	10,244
Total dilutive shares outstanding	13,237,195	13,061,861	13,259,933

Earnings per share:
Basic	$0.91	$0.86	$0.61
Diluted	$0.91	$0.86	$0.61

Dividends per share	$0.525	$0.52	$0.49

Options to purchase 308,250 shares as of December 31, 2010, 395,950 shares as of December 31, 2009 and 456,200 shares as of December 31, 2008 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

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

In February 2010, the FASB issued guidance removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Our adoption of this guidance did not have a significant impact on our disclosures.

In January 2010, the FASB issued new guidance related to disclosures about the transfer in and out of levels 1 and 2 and the activity in level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in the first quarter of 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Level 3 requirements are effective in the first quarter of 2011 and are not expected to have a material impact.

In October 2009, the FASB issued new guidance for separating consideration in multiple-deliverable arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The guidance is effective for us in the first quarter of 2011. We do not anticipate the adoption of this guidance to have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued guidance related to disclosures about plan assets of a defined benefit pension or post-retirement plan. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other post-retirement benefit plan, primarily related to categories and fair value measurements of plan assets. Our adoption of this guidance on in the first quarter of  2010 did not have a significant impact on our disclosures.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2.   Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units.  In our Business Sector, we have $4,255,000 of goodwill carrying value as of December 31, 2010, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of December 31, 2010, resulting from our acquisition of Heartland Telecommunications in 1997. We expect $25,239,000 of the $27,303,000 goodwill balance to be deductible for tax purposes. The changes to goodwill in 2010 are summarized below.

(Dollars in thousands)	2010
Goodwill as of December 31, 2009	$27,423
Goodwill adjustments associated with the purchase of CP Telecom	(120)
Goodwill as of December 31, 2010	$27,303

Goodwill assets are not amortized, but are subject to an impairment test annually, as well as upon certain events that indicate that impairment may be present. We use a fair value approach when reviewing our goodwill for potential impairment testing. Using goodwill impairment tests, we determined there were no instances where fair value had fallen below the asset carrying value in any of our reporting units during 2010 or 2009. We make estimates of the fair value of the assets in our reporting units based on application of a discounted cash flow analysis, using the best available information at the time estimation of fair value is made. Our estimates of fair value could change based on general market or industry conditions, or the performance of our specific assets, and could result in a determination of impairment charges to reduce the carrying value of goodwill in our reporting units in the future.

The fair value of assets including goodwill which are covered by the impairment tests is in excess of the asset carrying value for all of our reporting units.  We have concluded that no asset impairment valuation charges are warranted.

Our acquisition price for CP Telecom included intangible assets of $1,070,000 in customer relationships and contracts and $2,100,000 of other intangibles including long-term lease rights to a fiber network. The initial valuations of intangible assets obtained in our CP Telecom acquisition were evaluated with the assistance of a study performed by an independent valuation expert.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

		As of December 31, 2010		As of December 31, 2009
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$5,299	$4,532	$5,299	$4,318
Other intangibles	1 - 5 years	2,830	929	2,830	786
Total		$8,129	$5,461	$8,129	$5,104

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for 2010, 2009 and 2008 was $357,000, $1,001,000, and $1,127,000, respectively. Total estimated amortization expense for the five years subsequent to 2010 is as follows: 2011 - $354,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000.

Note 3.   Disposition and Acquisition

Disposition

Effective December 31, 2006, we sold all of the outstanding capital stock in Collins to Skyview Capital, LLC. The Collins results of operations were formerly reported in the Enterprise Solutions Sector. The consolidated statements of operations for all periods reflect the Collins results as discontinued operations.

Acquisition

On August 1, 2009, we purchased all of the capital stock of CP Telecom for an adjusted purchase price of $6,625,000 to grow our SMB customer base. This acquisition was funded with cash on hand. In the first quarter of 2010, an adjustment associated with a change in working capital of CP Telecom at closing, reduced the purchase price and associated goodwill by $120,000, resulting in an adjusted purchase price of $6,505,000. CP Telecom was formerly a privately held facilities-based telecom provider serving Minneapolis, St. Paul and northern Minnesota.

The table below sets forth the final CP Telecom purchase price allocation. The purchase price allocation resulted in goodwill of $2,184,000 which has been reduced by $120,000 to $2,064,000 as noted in the table below. The fair value of the property and equipment were determined based on level 1 inputs. The valuation of intangible assets was evaluated using level 2 inputs. The valuation of net working capital and other assets and liabilities were evaluated using level 3 inputs.

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

Goodwill from our CP Telecom acquisition is a result of the value of acquired employees along with the expected synergies from the combination of CP Telecom and our operations. Goodwill resulting from the acquisition of CP Telecom is not deductible for tax purposes. CP Telecom operations have been integrated with our fiber and data product line.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $116,483,000 at December 31, 2010 and $127,637,000 at December 31, 2009, compared to carrying values of $114,067,000 and $119,871,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.   Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the year ended December 31, 2010 and 2009 was $12,325,000 and $10,100,000, respectively.

We currently have an interest-rate swap agreement effectively locking in the LIBOR rate portion of the interest rate on $80,000,000 of variable-interest rate debt until September 2011. The LIBOR rate portion of the interest rate locked in is 2.15%. This swap rate is in addition to the applicable margin under our credit agreement, which is currently 1.5%. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2007	$(954)	$279	$(181)	$(211	$(1,067)
2008 Activity	(421)	(33)	36	(1,768	(2,186)
December 31, 2008	(1,375)	246	(145)	(1,979	(3,253)
2009 Activity	(2,005)	(33)	36	829	(1,173)
December 31, 2009	(3,380)	213	(109)	(1,150	(4,426)
2010 Activity	(271)	(33)	36	499	231
December 31, 2010	$(3,651)	$180	$(73)	$(651	$(4,195)

(1) Amounts pertain to our post-retirement benefit plans.

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

(Dollars in thousands)	2010	2009	2008
Income tax related to OCI components beginning of year	$2,926	$2,150	$1,141
Income tax (liability) changes related to:
Unrecognized net actuarial loss	180	1,327	281
Unrecognized prior service credit	21	21	21
Unrecognized transition asset	(24)	(24)	(24)
Unrecognized gain (loss) on derivatives	(327)	(548)	731
Income tax related to OCI components end of year	$2,776	$2,926	$2,150

Note 6.   Segments

Our operations are conducted in two segments as: (i) Business Sector and (ii) Telecom Sector.

Our Business Sector serves customers across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration, equipment and support services. It specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest. This sector also provides fiber and data services to wholesale service providers, such as national and regional carriers and wireless carriers within the telecommunications business.

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

Segment information for the years ended December 31, 2010, 2009 and 2008 is as follows:

For Year Ended December 31
(Dollars in thousands)			Corporate and
2010	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$92,229	$70,018	$-	$162,247
Intersegment revenue	542	1,976	(2,518)	-
Total operating revenue	92,771	71,994	(2,518)	162,247

Depreciation and amortization	6,170	15,737	115	22,022
Operating income (loss)	10,006	11,525	(563)	20,968
Interest expense	-	58	4,856	4,914
Income taxes	4,082	4,832	(4,881)	4,033
Net Income (loss)	5,951	6,652	(509)	12,094
Total assets	87,868	132,381	9,939	230,188
Property, plant and equipment, net	55,872	99,037	168	155,077
Additions to property, plant and equipment	14,464	8,424	-	22,888

			Corporate and
2009	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$68,683	$70,419	$-	$139,102
Intersegment revenue	500	1,217	(1,717)	-
Total operating revenue	69,183	71,636	(1,717)	139,102

Depreciation and amortization	5,413	15,680	84	21,177
Operating income (loss)	5,627	13,587	(629)	18,585
Interest expense	2	95	6,821	6,918
Income taxes	2,299	5,451	(7,251)	499
Net Income (loss)	3,362	8,068	(157)	11,273
Total assets	72,856	140,494	9,133	222,483
Property, plant and equipment, net	46,867	106,328	283	153,478
Additions to property, plant and equipment	8,738	9,068	87	17,893

			Corporate and
2008	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$79,976	$73,199	$-	$153,175
Intersegment revenue	515	644	(1,159)	-
Total operating revenue	80,491	73,843	(1,159)	153,175

Depreciation and amortization	4,417	16,136	53	20,606
Operating income	7,024	13,045	157	20,226
Interest expense	-	85	6,785	6,870
Income taxes	2,660	4,879	(2,119)	5,420
Net Income (loss)	4,369	8,104	(4,444)	8,029
Total assets	68,481	148,238	8,789	225,508
Property, plant and equipment, net	38,575	112,497	281	151,353
Additions to property, plant and equipment	6,408	11,102	181	17,691

NOTE 7.   STOCK COMPENSATION

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. As of December 31, 2010, there were 500,000 common shares reserved for this plan and 419,265 shares still available for issuance. As of December 31, 2010 employees had subscribed to purchase approximately 19,559 shares for the plan year ended August 31, 2011. Employees purchased 22,390 shares for the plan year ended August 31, 2010. We recorded stock compensation expense in the amount of $27,000, $27,000 and $26,000 during 2010, 2009 and 2008 respectively, related to this plan.

Retainer Stock Plans for Directors

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. Beginning in January 2010, directors began to receive $25,000 of their annual retainer solely in shares of HickoryTech stock. As of December 31, 2010, there were 300,000 common shares reserved for this plan and 171,643 shares still available for future issuance.

Non-Employee Directors’ Incentive Plan

The Non-Employee Directors’ Incentive plan provided for each director to receive 2,000 shares of our common stock contingent upon HickoryTech meeting pre-established objectives. This plan was discontinued as of January 1, 2010. The plan paid out 0 shares, 20,000 shares and 18,000 shares in 2010, 2009 and 2008, respectively. As of December 31, 2010 there were 200,000 common shares reserved for this plan and 152,000 shares available for future grants. Undistributed shares reserved for this plan are no longer available for use.

Stock Award Plan

HickoryTech’s Stock Award Plan provides for the granting of non-qualified stock options, stock awards and restricted stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and for individual achievements. Stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2010, there were 1,750,000 common shares reserved for this plan and 864,288 shares available for future grants.

We recognize stock compensation charges related to stock award plans when management concludes it is probable that the participant will earn the award. Such compensation charges are recorded based upon the fair value of our stock and is recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs. Stock based compensation expense recognized was $951,000, $1,021,000 and $415,000 in 2010, 2009 and 2008, respectively.

As of December 31, 2010, all compensation costs related to stock options granted under the Company’s Stock Award Plan have been recognized. Stock options, last granted in September 2006, are fully vested as of December 31, 2010. The Stock Award Plan provides for the issuance of stock options, but no current compensation plans have options as a component.

A summary of all stock option activity for the three-year period ended December 31, 2010 is as follows:

	Options			Weighted Average Exercise Price
	2010	2009	2008	2010	2009	2008
Outstanding at Beginning of Year	430,950	471,200	476,000	$12.87	$12.79	$12.79
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(87,700)	(40,250)	(4,800)	14.52	11.87	13.38
Outstanding at End of Year	343,250	430,950	471,200	$12.45	$12.87	$12.79

Exercisable at End of Year	343,250	430,950	466,200	$12.45	$12.87	$12.85

Fair Value of Options Vesting During the Year	$-	$7,000	$41,000

Intrinsic Value of Options Exercised During the Year	$-	$-	$-

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2010:

Range of	Stock Options	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life (Years)
$6.00 - $8.00	15,000	15,000	$6.95	5.7
$8.00 - $12.00	156,950	156,950	10.22	2.9
$12.00 - $16.00	126,000	126,000	13.97	1.0
$16.00 - $21.00	45,300	45,300	17.82	0.3
	343,250	343,250	$12.45	2.0

Aggregate Intrinsic Value			$92,000

Note 8.   Extended Term Payable

The Business Sector has an $18,000,000 wholesale financing agreement with a financing company to fund the equipment provisioning portion of the equipment sales product line from certain approved vendors. Advances under this financing arrangement are collateralized by the accounts receivable and inventory of the Business Sector and a guaranty of an amount up to $18,000,000 by HickoryTech. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $8,254,000 and $6,788,000 at December 31, 2010 and 2009, respectively. These balances are classified as current liabilities in the accompanying Balance Sheets and are not considered part of our debt financing.

Note 9.   Debt and Other Obligations

Our long-term obligations as of December 31, 2010 were $114,067,000, excluding current maturities of $4,550,000 on debt and $342,000 on current maturities of capital leases. Long-term obligations as of December 31, 2009 were $119,871,000 excluding current maturities of $200,000 on debt and $420,000 of capital leases.

	As of December 31
(Dollars in thousands)	2010	2009
Credit facility, average interest at 4.1%, maturing in varying amounts through 2013	$118,150	$119,900
Capitalized lease obligations, average interest at 8.6%, maturing November 2014	809	591
Total	118,959	120,491
Less current maturities	4,892	620
Long-term obligations	$114,067	$119,871

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $141,480,000 facility as of December 31, 2010 through normal quarterly amortization and our prepayments), which amended our previous credit facility. The credit facility is comprised of a $30,000,000 revolving credit component ($26,630,000 available to borrow as of December 31, 2010) that expires on December 31, 2011 and a $130,000,000 term loan component (subsequently reduced to $114,850,000 as of December 31, 2010 through normal quarterly amortization). The outstanding principal balance under the revolving credit component as of December 31, 2010 is $3,300,000.

The term loan is comprised of two components which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,700,000 as of December 31, 2010, and is held in varying amounts by three lenders in the syndicate, US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from December 31, 2010 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. Due to the pay down of debt in 2009, we were not required to make quarterly principal payments in 2010. The outstanding principal balance of term loan C is $14,150,000 as of December 31, 2010, and is held entirely by RTFC. Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from December 31, 2010 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013.

The term loan component has a provision whereby we periodically receive patronage capital refunds. This patronage refund is recorded as an offset to interest expense and amounted to $525,000 in 2010, $512,000 in 2009 and $563,000 in 2008.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio and maximum capital expenditures. The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. At December 31, 2010, we were in full compliance with our debt covenants.

Our obligations under the credit facility are secured by a first-priority lien on most of the property and assets, tangible and intangible of HickoryTech and its current subsidiaries, including, but not limited to accounts receivable, inventory, equipment and intellectual property, general intangibles, cash and proceeds of the foregoing. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over a specified maximum value.

The credit facility also requires us to maintain interest rate protection agreements on at least 50% of the term loan components outstanding balance in order to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have an interest rate swap agreement, effectively locking in the LIBOR rate portion of the interest rate on $80,000,000 of our variable interest rate debt from March 2010 to September 2011. The LIBOR rate portion of the interest rate we have locked is 2.15%. This swap rate is in addition to the applicable margin under our credit agreement, which is 1.5%.

Our effective interest rate was 4.1%, 5.5% and 5.2% in 2010, 2009 and 2008, respectively. Annual requirements for principal payments for the years subsequent to 2010 are as follows: 2011 - $4,550,000; 2012 - $99,800,000; and 2013 - $13,800,000.

We are preparing for a renewal of our senior credit agreement in 2011. We expect the terms of the new facility will correspond with market conditions for similar financing with other companies. At this time, we anticipate the only significant change is a potential increase in the interest rate of approximately 150 to 200 basis points (our current facility is priced 150 basis points above LIBOR, with no LIBOR floor), and to pay non-recurring fees between $1,500,000 and $2,500,000 in 2011, which will be borrowed through the new facility and amortized into operations over the life of the agreement. Our interest expense could increase by $2,500,000 to $3,000,000 on an annual basis by bringing our agreement up to current market terms.

Note 10.   Employee Retirement Benefits

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We contribute up to 6% of the employee’s eligible compensation, based on the employee's voluntary contribution. Our contributions and costs for the retirement savings plan were $1,538,000 in 2010, $1,497,000 in 2009 and $1,366,000 in 2008. These obligations are fully funded.

In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits. Based on valuation assumptions at December 31, 2010, post-retirement benefits expected to be paid for the next five years and thereafter are as follows: 2011- $256,000; 2012 - $261,000;  2013 - $266,000;  2014 – $267,000; 2015 – $268,000 and thereafter – $1,300,000.

We are required to recognize the funded status of our post-retirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost.

The following table summarizes the balance sheet impact, including the benefit obligations and assets associated with our post-retirement benefit plans as of December 31, 2010 and 2009, respectively.

(Dollars in thousands)	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$13,270	$9,225
Service cost	452	309
Interest cost	723	547
Actuarial loss	844	3,466
Benefits paid	(318)	(277)
Benefit obligation at end of year	$14,971	$13,270

	As of December 31
(Dollars in thousands)	2010	2009	2008
Components of net periodic benefit cost
Service cost	$452	$309	$254
Interest cost	723	547	487
Expected return on plan assets	-	-	-
Amortization of transition obligation	60	60	60
Amortization of prior service cost	(55)	(55)	(55)
Recognized net actuarial loss	391	134	79
Net periodic benefit cost	$1,571	$995	$825

Discount rate used to determine benefit obligation as of December 31:	5.4%	5.5%	6.0%

In 2011, we expect to recognize approximately $60,000 of the transition obligation, ($55,000) of the prior service credit and $428,000 of the net actuarial loss as a component of total period post-retirement benefit expense.

Health Care Trend Rates for the Year Ending December 31, 2010	Year	Trend Rate
	2011-2012	7.5%
	2012-2013	7.0%
	2013-2014	6.8%
	2014-2015	6.5%
	2015-2016	6.3%
	2016-2017	6.3%
	2017-2018	6.2%
	2018-2019	6.2%
	2019-2082	6.2%-4.7%
	2082	4.7%

(Dollars in thousands)
Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease
Accumulated post-retirement benefit obligation as of December 31, 2010
Dollar	$2,426	$(1,925)
Percentage change in retiree medical costs	19%	(15%)

Service cost and interest cost for fiscal 2010
Dollar	$249	$(194)
Percentage change in retiree medical costs	22%	(17%)

As of December 31, 2008, we adopted a new methodology for applying health care trend rates when measuring the accumulated post-retirement benefit obligation. This methodology is based on guidance published by the Society of Actuaries titled “How Health Care Trend Rates are Best Measured” and is the methodology adopted. Under the new method, health care rates trend downward in the calculations in smaller increments over a longer period of time. The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 7.5% in 2011 and decreases gradually until it reaches 6.2% in 2018 and ultimately 4.7% in 2082. These initial trend rate assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $2,426,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $1,925,000.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Employers are required to recognize current federal subsidy that they may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under its post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D. Consequently, we re-measured our accumulated post-retirement benefit obligation as of June 30, 2004 to account for the federal subsidy. As of December 31, 2010 and 2009, the reduction in the accumulated post-retirement benefit obligation due to the subsidy was $1,921,000 and $1,676,000, respectively.

Note 11.    Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2010, 2009 and 2008 include the following components:

(Dollars in thousands)	2010	2009	2008
Current income taxes (benefits):
Federal	$(937)	$(1,144)	$1,370
State	(267)	(325)	390
Deferred income taxes (benefits):
Federal	5,106	2,020	3,356
State	131	(52)	304
Total income tax provision	$4,033	$499	$5,420

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2010	2009
Tax liabilities:
Depreciation and fixed assets	$25,699	$21,445
Intangible assets	8,238	7,475
Gross deferred tax liability	$33,937	$28,920

Tax Assets:
Deferred compensation and post-retirement benefits	$6,939	$6,534
Receivables and inventories	349	501
Accrued liabilities	777	1,112
Derivatives	430	760
State net operating loss	1,764	1,767
Other	542	469
Gross deferred tax asset	10,801	11,143
Valuation allowance	(1,724)	(1,695)
Net deferred tax liability	24,860	19,472
Current deferred tax asset	2,008	2,423
Net non-current deferred tax liability	$26,868	$21,895

We have Iowa net operating loss carry-forwards for tax purposes available to offset future income of approximately $26,747,000 at December 31, 2010. The Iowa net operating loss carry-forwards expire in varying amounts between 2018 and 2029. Due to the continued generation of net operating losses by our subsidiaries operating in Iowa, the utilization of these net operating loss carry-forwards is doubtful. A valuation allowance has been established to reduce the carrying value of the benefits associated with the Iowa net operating losses incurred by our subsidiaries in the state of Iowa. We also have a net operating loss carry-forward of approximately $3,600,000 incurred by the parent company in the state of Minnesota. Management believes that it is unlikely that we will realize all of the benefits associated with the Minnesota net operating loss prior to the expiration of the carry forward period. Therefore, a valuation allowance was established to reduce the carrying value of the benefits associated with the net operating losses incurred by the parent company in Minnesota. Future events and changes in circumstances could cause this valuation allowance to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes net of federal tax benefit	6.1	6.2	6.0
Release of income tax reserve and prior year adjustments	(17.1)	(37.5)	(7.8)
Medicare part D subsidy	1.6	(0.6)	(0.4)
Uncertain tax positions	0.4	1.5	3.2
Acquisition costs	-	0.8	-
Expiration of capital loss	-	-	5.2
Other, net	(1.0)	(1.2)	(0.9)
Effective tax rate	25.0%	4.2%	40.3%

When addressing uncertainty in tax positions, we are required to apply a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements.

As of December 31, 2010, we had unrecognized tax benefits totaling $513,000 (net of tax) excluding interest. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $492,000. During 2010, we recognized approximately $2,379,000 of previously unrecognized tax benefits and approximately $347,000 of associated interest as a result of the expiration of statute of limitations. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $357,000 during the next 12 months as a result of expirations of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense.  As of December 31, 2010, we have accrued $49,000 (net of tax) for interest related to unrecognized tax benefits of which $175,000 (net of tax) was accrued in 2009.

The following roll-forward of unrecognized tax benefits excludes interest accrued on unrecognized tax benefits and is presented gross of any expected federal tax benefits related to unrecognized state tax benefits.

(Dollars in thousands)	2010	2009
Unrecognized tax benefits opening balance (excluding interest)	$3,215	$7,239
Increases:
Tax positions taken in current period	17	23
Tax position taken in prior periods	-	3
Settlements	-	(48)
Lapse of statute limitations	(2,535)	(4,002)
Ending balance (excluding interest)	$697	$3,215

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2007 except to the extent of losses utilized in subsequent years.

In June 2009, the Internal Revenue Service completed an examination of our 2006 federal consolidated income tax return. Also, in January 2011, the Minnesota Department of Revenue completed an examination of our 2006, 2007 and 2008 state unitary income tax returns. The result of these audits was not significant.

Note 12.   Financial Derivative Instruments

We utilize interest-rate swap agreements that qualify as cash flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt. We account for derivative instruments on the balance sheets at fair value.

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs may be used to measure fair value:

•	Level 1– quoted prices in active markets for identical assets and liabilities.
•	Level 2– observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3– unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of our interest rate swap agreements were determined based on level 2 inputs. We currently have an interest-rate swap agreement effectively locking in the LIBOR rate portion of the interest rate on $80,000,000 of variable-interest rate debt until September 2011. The LIBOR rate portion of the interest rate locked in is 2.15%. This swap rate is in addition to the applicable margin under our credit agreement, which is currently 1.5%.

As our interest-rate swap agreement is set to expire September 2011, the fair value of our derivatives at December 31, 2010 are recorded as financial derivative instruments under the short-term liabilities section of our balance sheet and the fair value of our derivatives as of December 31, 2009 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations.

The fair value of our derivatives at December 31, 2010 and 2009 is a net liability of $1,079,000 and $1,908,000, respectively. In March 2007, we terminated two outstanding interest-rate swap agreements, with original maturities of June 2008, in exchange for $1,936,000 in proceeds. Proceeds of $664,000 were recognized as an offset to interest expense in 2008. The table below illustrates the effect of derivative instruments on consolidated operations for the years ended December 31, 2010, 2009 and 2008.

(Dollars in thousands)	Gain/(Loss) Reported in Accumulated				Amount of Gain/Proceeds
Derivatives Instruments in	Other Comprehensive Loss			Location of Gain/Proceeds Reclassified from	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2010	2009	2008	Accumulated Other Comprehensive Income into Income	2010	2009	2008

Interest Rate Contracts	$499	$829	$(1,768)	Interest Expense	$-	$-	$664

Note 13.   Commitments, Contingencies, and Concentrations

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

We have built our equipment product line practice around the Cisco brand. We generated sales of approximately $48,000,000, $37,000,000, and $56,000,000 in the years ended 2010, 2009 and 2008, respectively. The loss of Cisco as our principle supplier could significantly impact this revenue stream. We consider our relationship with Cisco to be sound.

We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 21% of our employees. The current labor agreement expires in 2013.

Operating Lease Commitments

We own most of our major facilities, but do lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $1,654,000 in 2010, $1,683,000 in 2009 and $1,439,000 in 2008. At December 31, 2010, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2011 - $1,606,000;  2012- $1,203,000; 2013 - $968,000;  2014 - $955,000;  2015 - $899,000 and thereafter – $730,000.

Note 14.   Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share amounts)	2010
	4th	3rd	2nd	1st
Operating revenue	$41,779	$43,480	$38,268	$38,720
Operating income	$4,463	$6,388	$5,657	$4,460
Net income	$2,114	$5,043	$3,510	$1,427
Basic earnings per share	$0.16	$0.38	$0.27	$0.11
Fully diluted earnings per share	$0.16	$0.38	$0.27	$0.11

Dividends per share	$0.135	$0.13	$0.13	$0.13

	2009
	4th	3rd	2nd	1st
Operating revenue	$38,330	$34,908	$32,403	$33,461
Operating income	$4,044	$4,694	$5,289	$4,558
Net income	$1,424	$6,106	$2,117	$1,626
Basic earnings per share	$0.11	$0.47	$0.16	$0.12
Fully diluted earnings per share	$0.11	$0.47	$0.16	$0.12

Dividends per share	$0.13	$0.13	$0.13	$0.13

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on an individual basis.

Note 15.   Subsequent Events

HickoryTech’s Board of Directors has declared a regular quarterly dividend of $0.135 cents per share, payable March 5, 2011 to shareholders of record on February 15, 2011.

We have evaluated and disclosed subsequent events through the filing date of the Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Security Ownership,” “Other Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. Disclosure relating to the audit committee, including the audit committee financial expert, found under the heading of “Audit Committee Report” and “Corporate Governance Matters” in the Proxy Statement is incorporated by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, all officers of HickoryTech, Vice President of Enterprise Integration Services, Director of Regulatory Affairs, Director of Investor Relations and Marketing, Controller, the Board of Directors, employees involved in financial reporting and to other designated employees. All employees of the Company have adopted a Code of Conduct and have undergone training on this code and ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market.

Item 11.   Executive Compensation

Information as to executive compensation included under the headings of “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “2010 Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation for 2010,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No beneficial owner held more than 5% of HickoryTech’s common stock as of December 31, 2010. The information as to security ownership of management included under the heading of “Security Ownership” in the Proxy Statement is incorporated by reference.

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

2. Financial Statement Schedule
Page
Schedule II – Valuation and Qualifying Accounts	74

3. Exhibits

The following documents are filed as Exhibits to this Form 10-K or incorporate by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q filed May 7, 1999)
3(b)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed May 3, 2007)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of HickoryTech Corporation (Incorporated by reference to Exhibit 3(c) to the Registrant’s Form 10-K filed March 29, 2000)
4(a)	Amended and Restated Shareholder Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed March 17, 2009)
4(b)
Third Amended and Restated Credit Agreement dated as of December 30, 2005, by and among HickoryTech Corporation, as Borrower, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 4, 2006)

10.1+
Supplemental Retirement Agreement dated January 31, 1984, between registrant’s subsidiary, Mankato Citizens Telephone Company, and David A. Christensen (Incorporated by reference to Exhibit 10(b) to the Registrant’s Form S-8 filed June 22, 1993)

10.2+	HickoryTech Corporation Directors’ Stock Option Plan Amended and Restated February 5, 2003 (Incorporated by reference to Exhibit 10(g) to the Registrant’s Form 10-K filed March 9, 2004)
10.3+
HickoryTech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the Registrant’s Form 10-Q filed August 14, 1996)

10.4+	HickoryTech Corporation 1993 Stock Award Plan (Amended and Restated effective September 26, 2001) (Incorporated by reference to Exhibit 10(l) to the Registrant’s Form 10-K dated March 26, 1997)
10.5+
Form of Non-Incentive Stock Option Agreement used in connection with grants under the 1993 Stock Award Plan (Incorporated by reference to Exhibit 10(r) to the Registrant’s Form 10-K filed March 4, 2005)

10.6+	HickoryTech Corporation 2005 Directors’ Incentive Plan (Incorporated by reference to Exhibit 10(s) to the Registrant’s Form 8-K filed May 12, 2005)
10.7
Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005 (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2005)

10.8
First Amendment to Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005 (Incorporated by reference to Exhibit 2.1A to the Registrant’s Current Report on Form 8-K filed on January 15, 2006)

10.9
Agreement for Wholesale Financing between Enventis Telecom, Inc., a wholly-owned subsidiary of HickoryTech Corporation and GE Commercial Distribution Finance Corporation dated February 23, 2006, as amended (Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2006)

10.10+	HickoryTech Corporation Employee Stock Purchase Plan, Amended and Restated August 1, 2006 (Incorporated by reference to Exhibit 10.14 to the Registrants Form 10-K dated February 29, 2008)
10.11+
Employment Agreement between HickoryTech and John W. Finke, President and Chief Executive Officer of the Company, dated August 1, 2006, which includes a Supplemental Retirement Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2006); Amendment to Employment Agreement dated November 29, 2007 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K dated February 29, 2008)

Exhibit	Description
10.12+	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2010 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 29, 2010)
10.13+	HickoryTech Corporation Long-Term Executive Incentive Program Amended and Restated January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 27, 2010)
10.14+*	Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Walter A. Prahl
10.15+*	Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and John W. Finke
10.16+*	Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and David A. Christensen
10.17+*	Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Lane C. Nordquist
10.18+*	Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Mary T. Jacobs
10.19+*	Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Damon D. Dutz
14	HickoryTech Corporation Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Form 10-K filed March 9, 2004)
21*	Subsidiaries of HickoryTech Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Management compensation plan or arrangement required to be filed as an exhibit.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
HickoryTech Corporation
(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year ended December 31, 2008
Allowance for doubtful accounts	$1,184	$286	$-	$(565)	$905
Inventory valuation reserve	398	184	-	(333)	249
Deferred tax asset valuation allowance	1,550	137	-	-	1,687
Total	$3,132	$607	$-	$(898)	$2,841

Year ended December 31, 2009
Allowance for doubtful accounts	$905	$128	$-	$(390)	$643
Inventory valuation reserve	249	110	-	(104)	255
Deferred tax asset valuation allowance	1,687	8	-	-	1,695
Total	$2,841	$246	$-	$(494)	$2,593

Year ended December 31, 2010
Allowance for doubtful accounts	$643	$1,010	$-	$(1,083)	$570
Inventory valuation reserve	255	171	-	(121)	305
Deferred tax asset valuation allowance	1,695	29	-	-	1,724
Total	$2,593	$1,210	$-	$(1,204)	$2,599

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2011	HICKORYTECH CORPORATION
By: /s/ David A. Christensen
David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Dale E. Parker Dale E. Parker, Chair	March 1, 2011
/s/ John W. Finke John W. Finke President, Chief Executive Officer and Director (principal executive officer)	March 1, 2011
/s/ David A. Christensen David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 1, 2011
/s/ R. Wynn Kearney, Jr. R. Wynn Kearney, Jr., Director	March 1, 2011
/s/ Robert D. Alton Robert D. Alton, Director	March 1, 2011
/s/ Lyle T. Bosacker Lyle T. Bosacker, Director	March 1, 2011

(a majority of directors)