Form 10-Q
period 2011-03-31
HICKORY TECH CORP
filed 2011-05-03
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The total number of shares of the Registrant’s common stock outstanding as of April 29, 2011: 13,358,971.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands, except share and per share amounts)	2011	2010
Operating revenue:
Equipment	$8,195	$9,884
Services	30,427	28,836
Total operating revenue	38,622	38,720

Costs and expenses:
Cost of sales, excluding depreciation and amortization	6,999	8,475
Cost of services, excluding depreciation and amortization	14,735	14,178
Selling, general and administrative expenses	6,543	6,196
Depreciation	5,591	5,322
Amortization of intangibles	88	89
Total costs and expenses	33,956	34,260

Operating income	4,666	4,460

Other income and expense:
Interest and other income	10	37
Interest expense	(1,068)	(1,591)
Total other (expense)	(1,058)	(1,554)

Income before income taxes	3,608	2,906
Income tax provision	1,466	1,479

Net income	$2,142	$1,427

Basic earnings per share	$0.16	$0.11

Weighted average common shares outstanding	13,329,603	13,154,781

Diluted earnings per share	$0.16	$0.11

Weighted average common and equivalent shares outstanding	13,341,871	13,159,326

Dividends per share	$0.135	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,859	$73
Receivables, net of allowance for doubtful accounts of $535 and $570	19,647	24,642
Inventories	4,959	5,205
Income taxes receivable	-	3,814
Deferred income taxes, net	2,008	2,008
Prepaid expenses	2,719	2,026
Other	600	1,030
Total current assets	39,792	38,798

Investments	4,224	4,512

Property, plant and equipment	381,900	379,433
Accumulated depreciation	(228,639)	(224,356)
Property, plant and equipment, net	153,261	155,077

Other assets:
Goodwill	27,303	27,303
Intangible assets, net	2,580	2,668
Deferred costs and other	1,717	1,830
Total other assets	31,600	31,801

Total assets	$228,877	$230,188

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$6,958	$8,254
Accounts payable	2,182	2,840
Accrued expenses and other	6,962	7,929
Accrued income taxes	611	-
Financial derivative instruments	740	1,079
Deferred revenue	5,468	5,073
Current maturities of long-term obligations	62,368	4,892
Total current liabilities	85,289	30,067

Long-term liabilities:
Debt obligations, net of current maturities	56,418	114,067
Accrued income taxes	562	562
Deferred income taxes	27,046	26,868
Deferred revenue	1,283	1,397
Accrued employee benefits and deferred compensation	16,041	15,923
Total long-term liabilities	101,350	158,817

Total liabilities	186,639	188,884

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,366,179 in 2011 and 13,298,626 in 2010	1,337	1,330
Additional paid-in capital	14,641	14,328
Retained earnings	30,186	29,841
Accumulated other comprehensive (loss)	(3,926)	(4,195)
Total shareholders' equity	42,238	41,304

Total liabilities and shareholders' equity	$228,877	$230,188

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31
(Dollars in thousands)	2011	2010
OPERATING ACTIVITIES:
Net income	$2,142	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,679	5,411
Accrued patronage refunds	(97)	(124)
Stock based compensation	254	352
Other	122	263
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	5,036	(648)
Prepaids	(693)	(687)
Inventories	246	(1,830)
Accounts payable and accrued expenses	(1,427)	(1,283)
Deferred revenue, billings and deposits	280	(1,218)
Income taxes	4,427	447
Other	928	181
Net cash provided by operating activities	16,897	2,291

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,742)	(3,429)
Acquisition, adjustment to purchase price	-	120
Proceeds from sale of assets	69	33
Net cash (used in) investing activities	(3,673)	(3,276)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	11,382	14,909
Payments on extended term payable arrangement	(12,678)	(10,274)
Borrowings on credit facility	16,000	800
Payments on credit facility and capital lease obligations	(16,173)	(5,161)
Proceeds from issuance of common stock	66	59
Change in cash overdraft	(238)	-
Dividends paid	(1,797)	(1,706)
Net cash (used in) financing activities	(3,438)	(1,373)

Net increase (decrease) in cash and cash equivalents	9,786	(2,358)
Cash and cash equivalents at beginning of the period	73	2,420
Cash and cash equivalents at the end of the period	$9,859	$62

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,078	$1,804
Net cash paid (received) for income taxes	$(2,961)	$1,032
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$-	$35
Change in other comprehensive income (loss) from financial derivatives and post-retirement benefits	$269	$228

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2011

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of HickoryTech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position, and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our consolidated financial statements include HickoryTech Corporation and its subsidiaries in the following two business segments: the Business Sector and the Telecom Sector. All inter-company transactions have been eliminated from the consolidated financial statements.

Cost of Sales (excluding depreciation and amortization)
Cost of sales for the Business Sector includes costs associated with the installation of products for customers. These costs are primarily for equipment and materials. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

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

Depreciation Expense
Depreciation expense is determined using the straight-line method based on the lives of various classes of depreciable assets. Business and Telecom Sector depreciation is entirely associated with services revenue.

Recent Accounting Developments

In January 2010, the FASB issued new guidance related to disclosures about the transfer in and out of levels 1 and 2 and the activity in level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in Q1 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Our adoption of the Level 3 requirements on January 1, 2011 did not have a material impact on our disclosures.

In the first quarter of 2011 we adopted new guidance for separating consideration in multiple-deliverable arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the consideration should be allocated among the separate units of accounting. We have multiple-deliverable arrangements with several units of accounting within our Business and Telecom Sectors which are described below. The adoption of this guidance did not have a material impact on our financial statements.

Business Sector (This is a discussion of multi-deliverable arrangements only. It does not attempt to describe all types of service agreements available within our Business Sector.)

Multiple-deliverable arrangements primarily include the sale of Cisco communications equipment and associated support contracts, along with professional services providing design, configuration, and installation consulting. Cisco equipment, maintenance contracts and professional services all meet the criteria to qualify as separate units of accounting.

We utilize Cisco list prices as third party evidence for standalone value for our equipment and support contracts. We analyze professional services billings quarterly to determine vendor-specific objective evidence of selling price. We calculate the median of all services performed on a standalone basis and consider fair value of professional services performed as part of a multiple element arrangement to be any rate that is within 15% of the median.

In instances where we sell Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco. Therefore, revenue is recognized when the equipment is delivered to the customer site.

In instances where we sell Cisco voice and data communications equipment with installation obligations, terms of the agreements typically provide for installation services without customer-specific acceptance provisions and we recognize revenue for the equipment when title passes to the customer and services revenue when work is performed based on the relative fair value of the element being sold on a stand-alone basis.

For contracts with customer specific acceptance provisions, we recognize  revenue upon formal customer acceptance for the elements for which the acceptance provisions apply assuming that all other revenue recognition criteria have been met.

Support contracts state that Cisco will provide all support services and therefore revenue is recognized immediately. Support services also include “24x7” support of a customer’s voice and data systems. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis but may be sold as a pre-paid block of time.

Telecom Sector (This is a discussion of multi-deliverable arrangements only. It does not attempt to describe all types of service agreements available within our Telecom Sector.)

Our Telecom Sector markets competitive service bundles which may contain several deliverables. Our base bundles consist of voice services including a business or residential phone line, features and long distance. Customers may choose to add additional services including internet, digital subscriber line (DSL) and digital/IP TV services to the base bundle packages. Separate units of accounting within the bundled packages include voice services, internet, DSL and digital or IP TV services. Revenue for services included in our bundles are recognized over the same service period which is the time period in which service is provided to the customer, creating no overall impact on the Telecom Sector operating revenue. Service bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the relative selling price of the services included in each bundled combination.

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

	Three Months Ended March 31
(Dollars in thousands, except share and earnings per share amounts)	2011	2010
Net Income	$2,142	$1,427

Weighted average shares outstanding	13,329,603	13,154,781
Stock options (dilutive only)	10,667	4,545
Stock subscribed (ESPP)	1,601	-
Total dilutive shares outstanding	13,341,871	13,159,326

Earnings per share:
Basic	$0.16	$0.11
Diluted	$0.16	$0.11

Dividends per share	$0.135	$0.13

Options to purchase 238,250 and 341,950 shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first quarter of 2011 and 2010, respectively, are as follows:

Shares outstanding on record date	2011	2010
First quarter (February 15)	13,311,817	13,120,514

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.135 and $0.13 per share in the first quarter of 2011 and 2010, respectively. During the first three months of 2011 and 2010, shareholders have elected to reinvest $66,000 and $59,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instruments.” Comprehensive income for the three months ended March 31, 2011 and 2010 was $2,411,000 and $1,655,000 respectively, in relation to reported net income of $2,142,000 and $1,427,000 for those periods. The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax.

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2010	$(3,651)	$180	$(73)	$(651)	(4,195)
2011 Q1 Activity				204	204
Q1 Net Periodic Benefit Cost	64	(8)	9		65
March 31, 2011	$(3,587)	$172	$(64)	$(447)	$(3,926)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $64,462,000 at March 31, 2011 and $116,483,000 at December 31, 2010, compared to carrying values of $56,418,000 and $114,067,000, respectively. A portion of our credit facility with a bank syndicate is due to mature on December 31, 2011 causing the large decrease in the fair and carrying value of our long-term obligations at March 31, 2011 as compared to December 31, 2010. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Business Sector, comprised of finished goods in transit to customers as of March 31, 2011 and December 31, 2010 was $3,107,000 and $3,460,000, respectively. The inventory level in the Business Sector is subject to the variations in the equipment revenue and the timing of individual customer orders. The inventory value in the Telecom Sector, comprised of raw materials, as of March 31, 2011 and December 31, 2010 was $1,852,000 and $1,745,000, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units. In our Business Sector, we have $4,255,000 of goodwill carrying value as of March 31, 2011, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of March 31, 2011, resulting from our acquisition of Heartland Telecommunications in 1997.

We test acquired goodwill for impairment annually using a fair value approach. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2010, which resulted in no impairment charges to goodwill. In the first three months of 2011, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

		As of March 31, 2011		As of December 31, 2010
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,585	$5,299	$4,532
Other intangibles	1 - 5 years	2,830	964	2,830	929
Total		$8,129	$5,549	$8,129	$5,461

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $88,000 and $89,000 for the three months ended March 31, 2011 and 2010, respectively. Total estimated amortization expense for the remaining nine months of 2011 and the five years subsequent to 2011 is as follows: 2011 (April 1 – December 31) – $266,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000; 2016 - $140,000.

Note 7.  Quarterly Sector Financial Summary

Our operations are conducted in two segments as: (i) Business Sector and (ii) Telecom Sector. Segment information for the three months ended March 31, 2011 and 2010 is as follows:

(Dollars in thousands)			Corporate and
Three Months Ended March 31, 2011	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$21,285	$17,337	$-	$38,622
Intersegment revenue	161	412	(573)	-
Total operating revenue	21,446	17,749	(573)	38,622

Depreciation and amortization	1,654	4,003	22	5,679
Operating income (loss)	1,983	2,901	(218)	4,666
Interest expense	-	18	1,050	1,068
Income tax provision (benefit)	806	1,168	(508)	1,466
Net Income (loss)	1,178	1,716	(752)	2,142
Total assets	84,127	129,109	15,641	228,877
Property, plant and equipment, net	56,107	97,008	146	153,261
Additions to property, plant and equipment	1,812	1,930	-	3,742

(Dollars in thousands)			Corporate and
Three Months Ended March 31, 2010	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$21,354	$17,366	$-	$38,720
Intersegment revenue	133	429	(562)	-
Total operating revenue	21,487	17,795	(562)	38,720

Depreciation and amortization	1,364	4,016	31	5,411
Operating income (loss)	1,907	2,825	(272)	4,460
Interest expense	-	25	1,566	1,591
Income tax provision (benefit)	810	1,398	(729)	1,479
Net Income (loss)	1,122	1,406	(1,101)	1,427
Total assets	76,249	138,233	6,653	221,135
Property, plant and equipment, net	47,598	103,776	252	151,626
Additions to property, plant and equipment	2,064	1,365	-	3,429

Note 8.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2011. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the discussion relating to commitments and contingencies.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of all stock-based compensation plans.

Our stock award plan provides for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $254,000 and $352,000 respectively in the three months ended March 31, 2011 and 2010.

As of March 31, 2011, no stock options have been granted under the Company’s Stock Award Plan since September 2006 and all options are fully vested and the associated compensation costs related to these options have been recognized.

A summary of stock option activity is as follows:
		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	343,250	$12.45
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(35,000)	7.21
Outstanding at March 31, 2011	308,250	$11.82
Exercisable at March 31, 2011	308,250	$11.82

The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2011:

Range of	Stock Options	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	15,000	$6.95	5.42
$8.00 - $12.00	156,950	156,950	10.22	2.68
$12.00 - $16.00	126,000	126,000	13.97	0.73
$16.00 - $21.00	10,300	10,300	16.98	0.67
	308,250	308,250	$11.82	1.95

Aggregate intrinsic value:			$56,300

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

The fair value of our interest rate swap agreements were determined based on Level 2 inputs. We currently have an interest-rate swap agreement effectively locking in the LIBOR rate portion of the interest rate on $80,000,000 of variable-interest rate debt until September 2011. The LIBOR rate portion of the swap is a fixed rate of 2.15%. This swap rate is in addition to the applicable margin under our credit agreement, which is currently 1.5%.

As our interest-rate swap agreement is set to expire September 2011, the fair value of our derivatives at March 31, 2011 and December 31, 2010 are recorded as financial derivative instruments under the short-term liabilities section of our balance sheet. The fair value of our derivatives at March 31, 2011 and December 31, 2010 is a net liability of $740,000 and $1,079,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending March 31, 2011 and 2010, respectively.

(Dollars in thousands)	Gain Reported in Accumulated			Amount of Gain/Proceeds
Derivative Instruments in	Other Comprehensive Loss		Location of Gain/Proceeds Reclassified	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2011	2010	from Accumulated Other Comprehensive Income into Income	2011	2010

Interest Rate Contracts	$204	$168	Interest Expense	$-	$-

Note 11.  Employee Post-Retirement Benefits

HickoryTech provides post-retirement health care and life insurance benefits for eligible employees. We are currently not funding these post-retirement benefits, but have accrued these liabilities. We are required to recognize the funded status of our post-retirement benefit plans on our consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains and losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost. New employees are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended March 31
(Dollars in thousands)	2011	2010
Components of net periodic benefit cost
Service cost	$127	$113
Interest cost	200	181
Amortization of transition obligation	15	15
Amortization of prior service cost	(14)	(14)
Recognized net actuarial loss	107	98
Net periodic benefit cost	$435	$393

Employer's contributions for current premiums:		March 31, 2011
Contributions made for the three months ended March 31, 2011		$88
Expected contributions for remainder of 2011		259
Total estimated employer contributions for fiscal year 2011		$347

Note 12.  Income Taxes

The effective income tax rate from operations for the first quarter of 2011 and 2010 was 40.7% and 50.9% which exceeds the federal statutory rate primarily due to state income taxes. In the first quarter of 2010, we recognized $279,000 of noncash income tax expense due to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The $279,000 charge increased the effective tax rate for the first quarter of 2010 by 9.6%.

As of March 31, 2011, we had unrecognized tax benefits totaling $510,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $490,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $405,000, including interest, during the next 12 months as a result of expirations of the statute of limitations. Subsequent to March 31, 2011, we have recognized approximately $277,000 of previously unrecognized tax benefits and $41,000 of associated interest as a result of the expiration of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2011, we have accrued $51,000 (net of tax) for interest related to unrecognized tax benefits.

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

The initial purchase price allocation resulted in goodwill of $2,184,000 which was reduced by $120,000 to $2,064,000 as a result of the change in working capital. Goodwill in our CP Telecom acquisition is a result of the value of acquired employees along with the expected synergies from the combination of CP Telecom and our operations. Goodwill resulting from the acquisition of CP Telecom is not deductible for tax purposes. CP Telecom has been fully integrated with our fiber and data product line.

Note 14.  Subsequent Events

On March 4, 2011, the Board of Directors approved the merger of CP Telecom, Inc. and Enventis Telecom, Inc. effective April 30, 2011. Both entities are reported within the Business Sector and this will have no effect on the financial statements or material impact on operations.

On April 4, 2011, the company announced the addition of the position of chief operating officer who was also appointed as a corporate officer, vice president of HickoryTech. Please see the exhibits for additional information regarding the agreements associated with her employment. As part of the employment agreement the chief operating officer received a one-time grant of options to acquire 10,000 shares with one-third of the options vesting over the next three years.

We have evaluated and disclosed subsequent events through the filing date of the Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 which is incorporated herein by reference.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Overview-Trends and Highlights

We conduct our operations in two business segments: (i) Business Sector and (ii) Telecom Sector. Our Business Sector serves customers across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration and support services. Through its regional fiber network, this Sector provides wholesale services to regional and national service providers, such as interexchange and wireless carriers within the communications business. It also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest.

Our Telecom Sector provides bundled residential and business services including high-speed Internet, broadband services, digital TV, local voice and long distance services in our legacy telecom service area. Telecom is comprised of two markets. The first includes an incumbent local exchange carrier (“ILEC”) operating in 13 south central Minnesota communities and 13 rural northwest Iowa communities. The second market is a competitive local exchange carrier (“CLEC”) operation. We own our network in both the ILEC and CLEC communities. The Telecom Sector, through National Independent Billing, Inc., also provides data processing and related billing services to HickoryTech and external communication providers including wireline, wireless, and entertainment providers.

First quarter consolidated net income increased by $715,000 or 50% impacted by a $523,000 decline in interest expense paid on a year-over-year basis. The decline in interest expense is due to the implementation of interest rate protection strategies and lower interest rates due to our debt to EBITDA ratio. As of March 31, 2011 a significant portion of our credit facility is presented as a current liability. We are in the process of renewing this facility, as we have successfully done on three previous occasions since the year 2000. In addition, the first quarter of 2010 contained a $279,000 non-cash income tax expense due to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010.

Operating income for the first quarter increased $206,000 or 5% with a decline in operating costs offsetting a slight decline in overall operating revenue. Recurring revenue streams within our Business Sector grew $1,620,000 or 14% while sales of Cisco equipment declined $1,689,000 or 17%. Due to the one-time nature of equipment sales, the equipment revenue fluctuates quarterly. Telecom revenue remained stable in the first quarter compared to last year, offsetting the gradual decline we have experienced in local service and network access revenue with strong broadband growth.

In 2010, we initiated several key investments to strategically grow our Business Sector fiber and data services. We increased bandwidth capacity on our core network, expanded our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota, constructed a local fiber route in Des Moines, Iowa and increased network capacity to our Des Moines facilities. Additionally we secured a grant of federal stimulus funds providing the means by which we can extend our fiber-optic network in northern Minnesota connecting health care organizations, educational institutions and state offices. This project, which will begin in 2011, is expected to be completed in 2013 and is funded by $16,800,000 in future federal grant money and $7,200,000 of our own capital.

Business Sector fiber and data service revenue grew by $1,248,000 or 13% in the first quarter. We are aggressively targeting business services gaining market share within the small-to-medium business, enterprise and wholesale customer segments. We continue to leverage our existing network, secure opportunities in new markets and designate success-based capital for projects that provide a solid rate-of-return.

In the first quarter of 2011 Telecom broadband services grew by 14% driven by demand for business Ethernet services and continued market penetration for our DSL and digital TV services. Our Telecom broadband revenues are further enhanced by our success in serving a regional consortium of schools and libraries. We continue to invest in our broadband infrastructure to ensure that we offer the highest quality broadband services in order to retain customers and preserve the strong cash flow generated by this sector. Overall Telecom Sector revenue remained stable year-over-year while operating income increased by $76,000 or 3% for the first quarter.

Sector Results of Operations

Business Sector

The following table provides a breakdown of the Business Sector operating results.

We manage and evaluate our business operations in their entirety. The following table provides an illustration of the contributions and associated trends from each of the primary product lines. Certain allocations have been made, particularly in the area of selling, general and administrative expenses, in order to develop these tables.

BUSINESS SECTOR

	Three Months Ended March 31%
(Dollars in thousands)	2011	2010	Change
Operating revenue before intersegment eliminations
Equipment	$8,195	$9,884	-17%
Support Services	2,229	1,857	20%
Equipment	10,424	11,741	-11%

Fiber and Data	10,861	9,613	13%
Intersegment	161	133	21%
Total operating revenue	$21,446	$21,487	0%

Total Business revenue before intersegment eliminations
Unaffiliated customers	$21,285	$21,354
Intersegment	161	133
	21,446	21,487

Cost of sales (excluding depreciation and amortization)	6,999	8,475	-17%
Cost of services (excluding depreciation and amortization)	7,499	6,699	12%
Selling, general and administrative expenses	3,311	3,042	9%
Depreciation and amortization	1,654	1,364	21%
Total Business costs and expenses	19,463	19,580	-1%

Operating income	$1,983	$1,907	4%
Net income	$1,178	$1,122	5%

Capital expenditures	$1,812	$2,064	-12%

BUSINESS PRODUCT LINE REPORTING

	Three Months Ended March 31			Three Months Ended March 31
	Equipment		%	Fiber and Data		%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations:
Equipment	$8,195	$9,884	-17%	$-	$-	0%
Service	2,229	1,857	20%	10,861	9,613	13%
Intersegment	-	-		161	133	21%
Total operating revenue	$10,424	$11,741	-11%	$11,022	$9,746	13%

Cost of sales (excluding depreciation and amortization)	6,999	8,475	-17%	-	-	0%
Cost of services (excluding depreciation and amortization)	1,678	1,719	-2%	5,821	4,980	17%
Selling, general and administrative expenses	1,181	1,123	5%	2,130	1,919	11%
Depreciation and amortization	68	73	-7%	1,586	1,291	23%
Total costs and expenses	9,926	11,390	-13%	9,537	8,190	16%

Operating income	$498	$351	42%	$1,485	$1,556	-5%
Net income	$295	$224	32%	$883	$898	-2%

Capital expenditures	$6	$85	-93%	$1,806	$1,979	-9%

Revenue

Equipment. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the non-recurring nature of equipment sales, equipment revenue fluctuates quarterly and is entirely dependent upon new sales from existing and new customers.

Equipment revenue decreased by 17% in the first quarter of 2011 compared to the same period a year ago. Revenue in the first quarter of 2010 was heightened by a significant equipment project for an existing customer.

Support Services. We earn this revenue by providing services related to our equipment sales, such as network and equipment monitoring, maintenance, and professional service consulting and equipment installation.

Support services revenue increased by $372,000 or 20% in the first quarter of 2011 compared to the same period in 2010. Revenue from the sale of Cisco maintenance contracts increased $253,000 during the period benefitting from our ability to attach maintenance contracts to orders for equipment. We serve in an agency relationship with our customers for the sale of maintenance contracts and therefore revenue is recorded net of the cost that we pay Cisco for the contract.  Cisco rebates reward us for high maintenance contract renewal rates. Our success in this area has increased our overall margin on this product and is a primary contributor to the 2011 revenue increase.

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

Fiber and Data services revenue grew $1,248,000 or 13% in the first quarter of 2011 compared to the same period in 2010. In 2010, we invested in several key projects to strategically grow revenue from our wholesale, enterprise and small-to-medium business services. We increased bandwidth capacity on our core network, expanded our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota, constructed a local fiber route in Des Moines, Iowa and increased network capacity to our Des Moines facilities. We also invested in SMB products through mid-band Ethernet upgrades and the addition of network collocations.

Cost of Sales (excluding Depreciation and Amortization)

Business Sector cost of sales (excluding depreciation and amortization) associated with equipment revenue decreased $1,476,000 or 17% in direct proportion to the 17% decrease in equipment sales in the first quarter of 2011 compared to the same period in 2010.

Business Sector cost of sales is composed primarily of equipment material costs. Labor associated with installation work is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Business Sector cost of services (excluding depreciation and amortization) increased by $800,000 or 12% in the first quarter of 2011 compared to the same period in 2010. The increase was primarily due to the following items: 1) a $279,000 increase in wages and benefits due to increased staffing levels to support our strategic growth in fiber and data services, 2) a $240,000 increase in volume-driven circuit costs supporting increased revenue, 3) a $120,000 increase in long-distance access expense, 4) a $96,000 increase in bad debt expense primarily relating to the bankruptcy of a customer and 5) a $74,000 increase in regulatory fees. These increases were offset by a $126,000 decrease in contract labor expense primarily within our equipment product line.

Selling, General and Administrative Expenses

Business Sector selling, general and administrative expenses increased $269,000 or 9% in the first quarter of 2011 compared to 2010. This increase was primarily due to increased commission expense of $101,000 which was driven by higher fiber and data revenue, higher incentive compensation expense of $95,000 along with increased corporate support expense of $57,000.

Depreciation and Amortization

Business Sector depreciation and amortization increased by $290,000 or 21% in the first quarter of 2011 compared to 2010. We invested $8,738,000 and $14,464,000 in 2009 and 2010, respectively in capital expenditures adding technological augmentations to our network supporting our strategic five year plan to grow services revenue. We will continue to experience increases in depreciation for the next few years as we continue to invest in our fiber network. Our network constitutes the majority of our asset base and the related assets are depreciated over 12 to 25 years.

Operating Income

Business Sector operating income increased $76,000 or 4% in the first quarter of 2011 compared to the same period in 2010. Double-digit growth within this Sector’s recurring revenue streams fell just short of offsetting the decline in equipment revenue. Operating expenses declined by $117,000 or 1% in the first quarter of 2011 compared to the same period in 2011.

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended March 31%
(Dollars in thousands)	2011	2010	Change
Operating revenue before intersegment eliminations
Local Service	$3,693	$3,864	-4%
Network Access	5,812	6,128	-5%
Long Distance	729	820	-11%
Broadband	5,054	4,433	14%
Directory	872	917	-5%
Bill Processing	737	775	-5%
Intersegment	412	429	-4%
Other	440	429	3%
Total Telecom operating revenue	$17,749	$17,795	0%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,337	$17,366
Intersegment	412	429
	17,749	17,795

Cost of services (excluding depreciation and amortization)	7,761	8,004	-3%
Selling, general and administrative expenses	3,084	2,950	5%
Depreciation and amortization	4,003	4,016	0%
Total Telecom costs and expenses	14,848	14,970	-1%

Operating Income	$2,901	$2,825	3%

Net income	$1,716	$1,406	22%

Capital expenditures	$1,930	$1,365	41%

Key metrics
Business access lines	23,932	24,902	-4%
Residential access lines	26,678	29,596	-10%
Total access lines	50,610	54,498	-7%
Long distance customers	33,513	35,731	-6%
Digital Subscriber Line customers	20,032	19,494	3%
Digital TV customers	10,591	9,789	8%

Certain revenue amounts in our 2010 Telecom Sector financial statements have been reclassified to conform to the presentation in our 2011 financial statement.

Revenue

Local Service We receive monthly recurring revenue from end-user customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local service revenue declined by $171,000 or 4% in the first quarter of 2011 compared to the same quarter in 2010 driven by a $206,000 or 7% reduction in first-line and feature revenue which is equal to the 7% decline in residential and business access lines during the same period.  Offsetting a portion of the revenue decline is an increase in hosted VoIP services to our business customers.

Our efforts to retain access lines center around marketing a competitive broadband service bundle, increasing customer loyalty and creating value for our customers. Our local customer service and an active and visible presence in the communities we serve are important differentiators in the marketplace.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers; subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined by $316,000 or 5% in the first quarter of 2011 compared to 2010. The main drivers of the decline are reduced minutes of use, lower utilization of our network by interexchange carriers and a lower quantity of end-user subscriber line-based charges due to residential and business access line loss. We expect these factors to continue causing network access to trend lower in 2011 and thereafter.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $91,000 or 11% in the three months ended March 31, 2011 compared to 2010. The customer loss rate in our long distance base was 6% in the first quarter, consistent with loss rates experienced in 2010. Our declining customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve are the factors for the decline.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our customers. Broadband services include: the DSL access portion of DSL service, Internet service, digital TV services, and business Ethernet and other data services.

Broadband revenue grew by 14% in the first quarter of 2011 compared to the same period in 2010 due to business data service offerings such as Ethernet and on-going growth in our digital TV and DSL product lines. Business data services grew by $235,000 or 40% during this period benefiting from a contract to provide broadband services to a consortium of schools in south central Minnesota beginning July 1, 2010. Expansion of our digital TV service to four additional communities in 2010 has allowed us to increase revenue by $222,000 or 18% and reach 10,591 customers, an increase in our customer base of 8% from one year ago.

Our DSL customer base grew by 3% in the first quarter of 2011 compared to 2010 contributing $99,000 to overall broadband revenue growth. While our DSL customer base continues to grow, the growth rates have declined from prior years as our markets mature due to successful market penetration and intensifying competition.

Intersegment. We record revenue for product charges for services provided by one business segment to another. In the first quarter of 2011 revenue recorded was $412,000 compared to $429,000 in the same period in 2010 primarily due to a change in our accounting treatment for certain intersegment charges. In 2010, intersegment revenue included charges to our Business Sector for wholesale long distance services. In 2011 long distance expenses are recorded as a contra-expense within cost of services. All intersegment transactions are eliminated on a consolidated basis.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) decreased by $243,000 or 3% in the first quarter of 2011 compared to 2010. The decline in cost of services is primarily due to two factors including reduced access expense of $117,000 relating to the recording of intersegment long distance expenses as noted above and a reduction in expenses of $129,000 relating to bad debt and inventory reserve balances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $134,000 or 5% in the first quarter of 2011 compared to 2010.  The increase was primarily due to a $51,000 increase in wages and benefits, a $35,000 one-time lease expense fee and a $32,000 increase in corporate support expense.

Operating Income

The Telecom Sector increase in operating income of $76,000 was a result of a decline of $46,000 in Telecom operating revenue in the first quarter of 2011 compared to the same period in 2010, offset by a decline in operating expense of $122,000 during the same period. There was a 3% growth in operating income for the first quarter of 2011.

Consolidated Results

Interest Expense

Consolidated interest expense declined 33% in the three months ended March 31, 2011 compared to the same period in 2010. Interest expense has decreased due to lower interest rates and the implementation of interest rate protection strategies. Our outstanding balance of our debt obligations (long-term and current portion) has increased $2,621,000 from $116,165,000 at March 31, 2010 to $118,786,000 as of March 31, 2011 which is $173,000 lower than our December 31, 2010 balance of $118,959,000.

Income Taxes

Income tax expense was $1,466,000 which is similar to the same period in 2010. The effective income tax rate for the first quarter of 2011 and 2010 was 40.7% and 50.9%, respectively. The effective tax rate in 2010 was affected by a $279,000 noncash income tax expense related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The $279,000 charge increased the effective tax rate for the first quarter of 2010 by 9.6%. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) was $161,024,000 at March 31, 2011, reflecting 26% equity and 74% debt. This compares to a total capital structure of $160,263,000 at December 31, 2010, reflecting 26% equity and 74% debt. Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, borrowings available under our credit facility and other internal and available external resources. Our primary uses of cash include capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of potential dividends.

We employ an extended term payable financing arrangement within our Business Sector for the equipment provisioning portion of our equipment product line and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,958,000 and $8,254,000 as of March 31, 2011 and December 31, 2010, respectively, is not considered to be part of our capital structure and has been excluded from the amounts above.

For the most recent quarter our primary source of liquidity continues to be from internal operations of our business. We have invested in capital expenditures, paid interest, taxes, dividends and other obligations, while our debt balance (current and long-term portion) remained relatively consistent (i.e. $118,786,000 March 31, 2011; $118,959,000 December 31, 2010). We have not changed our equity capitalization and equity was not a source of liquidity during this period. Our liquidity situation has been similar since December 2005.

Cash Flows

The following table summarizes our cash flow:

	Three Months Ended March 31
(Dollars in thousands)	2011	2010
Net cash provided by (used for):
Operating activities	$16,897	$2,291
Investing activities	(3,673)	(3,276)
Financing activities	(3,438)	(1,373)
Increase in cash and cash equivalents	9,786	(2,358)

We expect our liquidity needs to arise from routine payment of dividends, interest and principal payments on our indebtedness, income taxes and capital expenditures. We use our cash inflow to manage the temporary increases in cash demand and utilize our senior revolving credit facility for more significant fluctuations in liquidity caused by growth initiatives. We have shifted to a strategy of holding higher levels of cash on hand in 2011. We feel that this combined with our access to funds in our revolving credit agreement with our senior lenders, provides further protection against any interruption to our business plan due to financing.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. As of March 31, 2011 we were in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

Our primary source of funds continues to be cash generated from operations. Cash generated from operations was $16,897,000 in the first three months of 2011 compared to $2,291,000 in the first three months of 2010. Collection of accounts receivable balances primarily within our Business Sector and the receipt of routine tax refunds related to the benefit of bonus depreciation permitted by legislation signed in 2010 allowed increased cash flow from operations.

Our use of cash for capital expenditures was similar in 2011 as compared to 2010. A portion of our capital spending is designated for success-based capital projects as we continue to expand and enhance our network as well as a portion is designated for maintenance to sustain our current revenue streams. Capital expenditures for 2011 are expected to range from $20,500,000 to $24,000,000 which is comparable to the capital spending level in 2010.

In August 2010, we were awarded $16,800,000 a grant in future federal stimulus funds associated with the American Recovery and Reinvestment Act of 2009 to extend our fiber-optic network across greater Minnesota connecting governmental, educational and healthcare institutions with an advanced broadband network. We anticipate an investment of $7,200,000 or 30% of the total project cost over the next three years to build the fiber optic network. Our expected 2011 capital spending level falls within our senior debt agreement and available sources of financing. Our 2012 and future levels of capital spending will be addressed by the revision of our senior debt agreement which is currently in the renewal process.  We anticipate our senior debt agreement will be the sole external source of financing, and serves to augment the substantial levels of internal financial support provided by our successful operations.

Cash used for financing activities primarily includes the payment of our quarterly dividend and principal payments on our outstanding debt. Cash used in financing activities was $3,438,000 in the first three months of 2011 compared to $1,373,000 in 2010. Our long and short-term debt totals $118,786,000 as of March 31, 2011, a $173,000 decrease from year-end.

Extended-Term Payable

The Business Sector utilizes an $18,000,000 wholesale financing agreement with a financing company to fund the equipment provisioning portion of the equipment product line from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of the Business Sector and a guaranty of up to $18,000,000 from HickoryTech. The financing agreement provides 60-day, interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement decreased from $8,254,000 at December 31, 2010 to $6,958,000 at March 31, 2011. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt Obligations

Our long-term obligations as of March 31, 2011 were $56,418,000. Current maturities of $62,075,000 on debt and $293,000 on capital leases are primarily driven by the expiration of the existing senior credit agreement in 2011 and 2012. Long-term obligations as of December 31, 2010, were $114,067,000 excluding current maturities of $4,550,000 on debt and $342,000 on capital leases.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $129,005,000 facility as of March 31, 2011 through normal quarterly amortization and our prepayments). The credit facility is comprised of a $30,000,000 revolving credit component ($20,430,000 available to borrow as of March 31, 2011) that expires on December 31, 2011 and a $130,000,000 term loan component (subsequently reduced to $108,575,000 as of March 31, 2011 through normal quarterly amortization). The outstanding principal balance under the revolving credit component as of March 31, 2011 is $9,500,000.

The term loan is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,425,000 as of March 31, 2011, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from March 31, 2011 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $8,150,000 as of March 31, 2011 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from March 31, 2011 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013 and June 30, 2013. Due to pay down of debt in early 2011, we are not required to make quarterly principal payments on term loan C for the remainder of 2011.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. At March 31, 2011, we were in full compliance with our debt covenants.

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

We continually monitor the interest rates on our bank loans. We currently have an interest rate swap agreement, effectively fixing the LIBOR rate portion of the interest rate on $80,000,000 of our variable interest rate debt until September 2011. The LIBOR rate portion of the interest rate we have is fixed at a rate of 2.15% by our swap agreement. This swap rate is in addition to the applicable margin under our credit agreement, which is 1.5%.

A portion of our credit facility with our bank syndicate is due to mature on December 31, 2011. We are currently in the process of renewing this facility and we expect a new senior credit agreement to be effective by the third quarter of 2011. We expect to experience changes to the terms of the facility to coincide with market conditions for similar financing with other companies. At this time, the only significant change anticipated is a potential increase in the interest rate of approximately 150 to 200 basis points (current facility is priced 150 basis points above LIBOR, with no LIBOR floor), and to pay one-time fees between $1,500,000 and $2,000,000 in 2011, which will be borrowed through the new facility and amortized into operations over the life of the agreement. We anticipate that our interest expense could increase by $2,500,000 to $3,000,000 on an annual basis bringing our agreement up to current market terms. We foresee that our renewed credit facility will provide the liquidity required to supplement our internal sources of liquidity and our future business plans, in a similar manner as we have experienced since our previous refinancing in 2005, and similar refinance exercises dating back to the year 2000.

Working Capital

At March 31, 2011, our current liabilities exceeded our current assets by $45,497,000. Our working capital deficit is driven by the reclassification of long-term borrowings to a current liability.  See above for more information regarding our long-term debt obligations. Working capital as of December 31, 2010 was $8,731,000 with current assets exceeding current liabilities. The ratio of current assets to current liabilities was .47 and 1.29 as of March 31, 2011 and December 31, 2010, however the March 31, 2011 ratio is influenced by the treatment of the current portion of debt due to the pending refinancing.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1. Basis of Presentation and Consolidation - “Recent Accounting Developments.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2011, our interest expense would have increased $33,000.

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

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits Listing.

Exhibit 10.1 Employment Agreement between HickoryTech Corporation and Carol Wirsbinski, Chief Operating Officer of the Company, dated April 4, 2011

Exhibit 10.2 Change of Control Agreement dated April 4, 2011 between HickoryTech Corporation and Carol Wirsbinski

Exhibit 10.3 HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2011

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

Dated: May 3, 2011

HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen_
David A. Christensen, Senior Vice President and Chief Financial Officer