Form 10-Q
period 2011-06-30
HICKORY TECH CORP
filed 2011-08-04
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The total number of shares of the Registrant’s common stock outstanding as of July 29, 2011: 13,381,420.

TABLE OF CONTENTS

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and per share amounts)	2011	2010	2011	2010
Operating revenue:
Equipment	$9,035	$8,068	$17,230	$17,952
Services	31,073	30,200	61,500	59,036
Total operating revenue	40,108	38,268	78,730	76,988

Costs and expenses:
Cost of sales, excluding depreciation and amortization	7,924	6,974	14,923	15,449
Cost of services, excluding depreciation and amortization	14,771	14,766	29,506	28,944
Selling, general and administrative expenses	6,729	5,560	13,272	11,756
Depreciation	5,593	5,222	11,184	10,544
Amortization of intangibles	89	89	177	178
Total costs and expenses	35,106	32,611	69,062	66,871

Operating income	5,002	5,657	9,668	10,117

Other income and expense:
Interest and other income	14	14	24	51
Interest expense	(1,015)	(1,101)	(2,083)	(2,692)
Total other (expense)	(1,001)	(1,087)	(2,059)	(2,641)

Income before income taxes	4,001	4,570	7,609	7,476
Income tax provision	1,307	1,060	2,773	2,539

Net income	$2,694	$3,510	$4,836	$4,937

Basic earnings per share	$0.20	$0.27	$0.36	$0.37

Weighted average common shares outstanding	13,367,083	13,225,561	13,348,447	13,190,366

Diluted earnings per share	$0.20	$0.27	$0.36	$0.37

Weighted average common and equivalent shares outstanding	13,380,186	13,230,861	13,360,949	13,197,666

Dividends per share	$0.135	$0.13	$0.27	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$14,930	$73
Receivables, net of allowance for doubtful accounts of $424 and $570	24,201	24,642
Inventories	4,800	5,205
Income taxes receivable	-	3,814
Deferred income taxes, net	2,008	2,008
Prepaid expenses	2,472	2,026
Other	685	1,030
Total current assets	49,096	38,798

Investments	4,224	4,512

Property, plant and equipment	385,957	379,433
Accumulated depreciation	(233,462)	(224,356)
Property, plant and equipment, net	152,495	155,077

Other assets:
Goodwill	27,303	27,303
Intangible assets, net	2,491	2,668
Deferred costs and other	1,615	1,830
Total other assets	31,409	31,801

Total assets	$237,224	$230,188

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$11,061	$8,254
Accounts payable	3,483	2,840
Accrued expenses and other	7,218	7,929
Accrued income taxes	1,885	-
Financial derivative instruments	389	1,079
Deferred revenue	5,577	5,073
Current maturities of long-term obligations	110,230	4,892
Total current liabilities	139,843	30,067

Long-term liabilities:
Debt obligations, net of current maturities	8,462	114,067
Accrued income taxes	220	562
Deferred income taxes	26,861	26,868
Deferred revenue	1,248	1,397
Financial derivative instruments	925	-
Accrued employee benefits and deferred compensation	16,321	15,923
Total long-term liabilities	54,037	158,817

Total liabilities	193,880	188,884

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,376,420 in 2011 and 13,298,626 in 2010	1,338	1,330
Additional paid-in capital	15,135	14,328
Retained earnings	31,077	29,841
Accumulated other comprehensive (loss)	(4,206)	(4,195)
Total shareholders' equity	43,344	41,304

Total liabilities and shareholders' equity	$237,224	$230,188

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
(Dollars in thousands)	2011	2010
OPERATING ACTIVITIES:
Net income	$4,836	$4,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,361	10,722
Accrued patronage refunds	(189)	(247)
Stock based compensation	636	148
Other	474	766
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	455	(5,611)
Prepaids	(446)	(464)
Inventories	405	(442)
Accounts payable and accrued expenses	143	2,368
Deferred revenue, billings and deposits	355	(711)
Income taxes	5,359	(708)
Other	1,037	(618)
Net cash provided by operating activities	24,426	10,140

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,616)	(10,492)
Broadband stimulus grant received	125	-
Acquisitions, net of cash acquired	-	120
Proceeds from sale of assets	105	32
Net cash (used in) investing activities	(8,386)	(10,340)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	14,296	14,540
Payments on extended term payable arrangement	(11,489)	(15,161)
Change in cash overdraft	(238)	1,115
Borrowings on credit facility	25,700	9,900
Payments on credit facility and capital lease obligations	(26,031)	(9,171)
Proceeds from issuance of common stock	180	119
Dividends paid	(3,601)	(3,427)
Net cash (used in) financing activities	(1,183)	(2,085)

Net increase (decrease) in cash and cash equivalents	14,857	(2,285)
Cash and cash equivalents at beginning of the period	73	2,420
Cash and cash equivalents at the end of the period	$14,930	$135

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,164	$2,902
Net cash paid (received) for income taxes	$(2,586)	$3,247
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$64	$35
Change in other comprehensive income (loss) from financial derivatives and post-retirement benefits	$(11)	$419

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2011

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

Recent Accounting Developments

In June 2011, the FASB issued new guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. This becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures.

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

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and earnings per share amounts)	2011	2010	2011	2010
Net Income	$2,694	$3,510	$4,836	$4,937

Weighted average shares outstanding	13,367,083	13,225,561	13,348,447	13,190,366
Stock options (dilutive only)	13,103	1,571	12,502	2,488
Stock subscribed (ESPP)	-	3,729	-	4,812
Total dilutive shares outstanding	13,380,186	13,230,861	13,360,949	13,197,666

Earnings per share:
Basic and Diluted	$0.20	$0.27	$0.36	$0.37

Dividends per share	$0.135	$0.13	$0.27	$0.26

Options to purchase 195,250 for the three and six months ended June 30, 2011 and 351,700 for the three and six months ended June 30, 2010 were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 2011 and 2010, respectively, are as follows:

Shares outstanding on record date	2011	2010
First quarter (Feb. 15)	13,311,817	13,120,514
Second quarter (May 15)	13,358,971	13,223,197

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.135 and $0.13 per share in the second quarter of 2011 and 2010, respectively. During the first six months of 2011 and 2010, shareholders have elected to reinvest $135,000 and $119,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3.  Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instruments.” Comprehensive income for the three months ended June 30, 2011 and 2010 was $2,414,000 and $3,701,000 respectively, in relation to reported net income of $2,694,000 and $3,510,000 for those periods. Comprehensive income for the six months ended June 30, 2011 and 2010 was $5,056,000 and $5,356,000, respectively in relation to reported net income of $4,836,000 and $4,937,000 for those periods. The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax.

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2010	$(3,651)	$180	$(73)	$(651)	(4,195)
2011 Q1 Activity				204	204
Q1 Net Periodic Benefit Cost	64	(8)	9		65
March 31, 2011	$(3,587)	$172	$(64)	$(447)	$(3,926)
2011 Q2 Activity				(345)	(345)
Q2 Net Periodic Benefit Cost	64	(8)	9		65
June 30, 2011	$(3,523)	$164	$(55)	$(792)	$(4,206)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $10,159,000 at June 30, 2011 and $116,483,000 at December 31, 2010, compared to carrying values of $8,462,000 and $114,067,000, respectively. A portion of our credit facility with a bank syndicate is due to mature on December 31, 2011 causing the large decrease in the fair and carrying value of our long-term obligations at June 30, 2011 as compared to December 31, 2010. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Business Sector, comprised of finished goods in transit to customers as of June 30, 2011 and December 31, 2010 was $2,894,000 and $3,460,000, respectively. The inventory level in the Business Sector is subject to the variations in the equipment revenue and the timing of individual customer orders. The inventory value in the Telecom Sector, comprised of raw materials, as of June 30, 2011 and December 31, 2010 was $1,906,000 and $1,745,000, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units. In our Business Sector, we have $4,255,000 of goodwill carrying value as of June 30, 2011, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of June 30, 2011, resulting from our acquisition of Heartland Telecommunications in 1997.

We test acquired goodwill for impairment annually using a fair value approach. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2010, which resulted in no impairment charges to goodwill. In the first six months of 2011, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

		As of June 30, 2011		As of December 31, 2010
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,639	$5,299	$4,532
Other intangibles	1 - 5 years	2,830	999	2,830	929
Total		$8,129	$5,638	$8,129	$5,461

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $177,000 and $178,000 for the six months ended June 30, 2011 and 2010, respectively. Total estimated amortization expense for the remaining six months of 2011 and the five years subsequent to 2011 is as follows: 2011 (July 1 – December 31) – $177,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000; 2016 - $140,000.

Note 7.  Quarterly Sector Financial Summary

Our operations are conducted in two segments as: (i) Business Sector and (ii) Telecom Sector. Segment information for the three and six months ended June 30, 2011 and 2010 is as follows:

(Dollars in thousands)			Corporate and
Three Months Ended June 30, 2011	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$22,813	$17,295	$-	$40,108
Intersegment revenue	186	404	(590)	-
Total operating revenue	22,999	17,699	(590)	40,108

Depreciation and amortization	1,627	4,033	22	5,682
Operating income (loss)	2,628	2,699	(325)	5,002
Interest expense	1	15	999	1,015
Income tax provision (benefit)	1,064	1,089	(846)	1,307
Net Income (loss)	1,563	1,599	(468)	2,694
Total assets	88,434	128,060	20,730	237,224
Property, plant and equipment, net	57,090	95,301	104	152,495
Additions to property, plant and equipment	2,504	2,245	-	4,749

(Dollars in thousands)			Corporate and
Three Months Ended June 30, 2010	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$21,128	$17,140	$-	$38,268
Intersegment revenue	97	468	(565)	-
Total operating revenue	21,225	17,608	(565)	38,268

Depreciation and amortization	1,406	3,875	30	5,311
Operating income	2,271	2,991	395	5,657
Interest expense	-	14	1,087	1,101
Income tax provision (benefit)	921	1,208	(1,069)	1,060
Net Income	1,353	1,774	383	3,510
Total assets	83,416	137,074	6,567	227,057
Property, plant and equipment, net	50,901	102,325	222	153,448
Additions to property, plant and equipment	3,907	3,156	-	7,063

			Corporate and
Six Months Ended June 30, 2011	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$44,098	$34,632	$-	$78,730
Intersegment revenue	347	816	(1,163)	-
Total operating revenue	44,445	35,448	(1,163)	78,730

Depreciation and amortization	3,281	8,036	44	11,361
Operating income (loss)	4,611	5,600	(543)	9,668
Interest expense	1	33	2,049	2,083
Income tax provision (benefit)	1,870	2,257	(1,354)	2,773
Net Income (loss)	2,741	3,315	(1,220)	4,836
Total assets	88,434	128,060	20,730	237,224
Property, plant and equipment, net	57,090	95,301	104	152,495
Additions to property, plant and equipment	4,316	4,175	-	8,491

			Corporate and
Six Months Ended June 30, 2010	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$42,482	$34,506	$-	$76,988
Intersegment revenue	230	897	(1,127)	-
Total operating revenue	42,712	35,403	(1,127)	76,988

Depreciation and amortization	2,770	7,891	61	10,722
Operating income	4,178	5,816	123	10,117
Interest expense	-	39	2,653	2,692
Income tax provision (benefit)	1,731	2,606	(1,798)	2,539
Net Income (loss)	2,475	3,180	(718)	4,937
Total assets	83,416	137,074	6,567	227,057
Property, plant and equipment, net	50,901	102,325	222	153,448
Additions to property, plant and equipment	5,971	4,521	-	10,492

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

In August of 2010, we were awarded a National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant to extend our middle mile fiber-optic network across greater Minnesota connecting health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network.  This project involves approximately $24,000,000 of capital expenditures of which $16,800,000 is funded by the NTIA grant. We began capitalizing certain preconstruction costs associated with this project in 2010 and began receiving grant funds in June of 2011. The table below provides an overview of the capital expenditures incurred on this project along with reimbursements pending or received from the program.

(Dollars in thousands)
Capital Expenditures Incurred as of June 30, 2011	Capital Expenditures Pending Reimbursement from NTIA	NTIA Reimbursements Received as of June 30, 2011
$722	$415	$125

We anticipate the completion of this project by August 2013.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of all stock-based compensation plans.

Our stock award plan provides for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $636,000 and $148,000 respectively in the six months ended June 30, 2011 and 2010.  The increase in the stock-based compensation expense was primarily driven by the increase in our stock price in 2011. This includes compensation expense for share-based payment awards granted prior to, but not vested as of June 30, 2011. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimate.

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

In April 2011, 10,000 options were granted associated with the acceptance of the Chief Operating Officer position. Other than this stock award issued, options were last granted under the Company’s Stock Award Plan in September 2006. The weighted average grant date fair value of options issued was $0.80.

As of June 30, 2011, there was $7,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of three years.

A summary of stock option activity is as follows:
		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	343,250	$12.45
Granted	10,000	9.03
Exercised	(5,000)	8.93
Forfeited	-	-
Expired	(78,000)	15.82
Outstanding at June 30, 2011	270,250	$11.42
Exercisable at June 30, 2011	260,250	$11.51

The following table provides certain information with respect to stock options outstanding at June 30, 2011:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	5.17
$8.00 - $12.00	161,950	10.19	2.91
$12.00 - $16.00	83,000	13.95	0.78
$16.00 - $21.00	10,300	16.98	0.42
	270,250	$11.42	2.29

Aggregate intrinsic value:		$348,396

The following table provides certain information with respect to stock options exercisable at June 30, 2011:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	5.17
$8.00 - $12.00	151,950	10.26	2.45
$12.00 - $16.00	83,000	13.95	0.78
$16.00 - $21.00	10,300	16.98	0.42
	260,250	$11.51	2.00

Aggregate Intrinsic Value		$319,896

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

As our current interest rate swap agreement will expire in September, we have purchased three additional interest rate swaps which become effective in September 2011. The table below provides details surrounding the newly purchased interest rate swap agreements.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The fair value of our derivative expiring in September 2011 has been recorded as a financial derivative instrument under the short-term liabilities section of our balance sheet. The fair value of our current derivatives at June 30, 2011 and December 31, 2010 is a net liability of $389,000 and $1,079,000, respectively. The fair value of our newly purchased derivatives at June 30, 2011 is recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our newly purchased derivatives at June 30, 2011 is a net liability of $925,000. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending June 30, 2011 and 2010, respectively.

(Dollars in thousands)	Gain (Loss) Reported in Accumulated		Location of Gain/Proceeds	Amount of Gain/Proceeds
Derivative Instruments	Other Comprehensive Loss		Reclassified from Accumulated Other	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2011	2010	Comprehensive Income into Income	2011	2010

Interest Rate Contracts	$(141)	$299	Interest Expense	$-	$-

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$127	$113	$254	$226
Interest cost	200	181	400	362
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(14)	(14)	(28)	(28)
Recognized net actuarial loss	107	98	214	196
Net periodic benefit cost	$435	$393	$870	$786

Employer's contributions for current premiums:				June 30, 2011
Contributions made for the six months ended June 30, 2011				$181
Expected contributions for remainder of 2011				153
Total estimated employer contributions for fiscal year 2011				$334

Note 12.  Income Taxes

The effective income tax rate from operations for the second quarter of 2011 and 2010 was 32.7% and 23.2% as a result of the release of income tax reserves and associated interest during the specified quarters. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of June 30, 2011, we had unrecognized tax benefits totaling $210,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $147,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $74,000, including interest, during the next 12 months as a result of expirations of the statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2011, we have accrued $9,000 (net of tax) for interest related to unrecognized tax benefits.

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

Results of Operations

Overview-Trends and Highlights

We conduct our operations in two business segments: (i) Business Sector and (ii) Telecom Sector. Our Business Sector serves customers primarily across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration and support services. Through its regional fiber network, this Sector provides wholesale services to regional and national service providers such as interexchange and wireless carriers within the communications industry. It also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest.

Our Telecom Sector provides bundled residential and business services including high-speed Internet, broadband services, digital TV, local voice and long distance services in our legacy telecom service area. Telecom is comprised of two markets. The first includes an incumbent local exchange carrier (“ILEC”) operating in 13 south central Minnesota communities and 13 rural northwest Iowa communities. The second market is a competitive local exchange carrier (“CLEC”) operation. We own our network in both the ILEC and CLEC communities. The Telecom Sector, through National Independent Billing, Inc., also provides data processing and related billing services to HickoryTech and external communication providers including wireline, wireless and entertainment providers.

Second quarter 2011 revenue increased $1,840,000 or 5% compared to the same period in 2010 due to strong equipment sales and continued growth within our Business Sector fiber and data services. Equipment and support revenue increased by $1,326,000 or 13% in the second quarter driven by an improved demand environment along with our success in renewing multi-year maintenance contracts. Fiber and data services revenue grew 3% in the second quarter while growth year-to-date was 8% compared to the same periods in 2010. Second quarter and year-to-date 2010 revenue included $1,095,000 of non-recurring revenue related to a joint construction project to extend our fiber network. Excluding this non-recurring revenue, our core recurring fiber and data business would have realized a 15% and 14% growth rate for the second quarter and year-to-date periods as compared to the same periods in 2010.

The completion of our network expansion to Sioux Falls, South Dakota and Fargo, North Dakota, and increased network capacity to our Des Moines, Iowa facilities provides sales opportunities for our Business Sector wholesale, enterprise and SMB sales channels. As we expand to these new markets our focus is on securing new customers while also cross selling additional services to existing customers to enhance our relationships and provide customers with broader solutions.

During the recent quarter we have begun building a middle mile fiber-optic network as part of the National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) for a network project in Minnesota (“Greater Minnesota Broadband Collaborative project”). The Greater Minnesota Broadband Collaborative project will add approximately 428 miles of new fiber construction to our network with completion by August 2013 with 70% of the funding provided by the government. This opportunity allows us to partner with governmental, educational and healthcare institutions in rural Minnesota providing another avenue for strategic growth of our fiber-based services. There was no operating revenue associated with this project in the current period.

Telecom Sector broadband services revenue increased by 12% in the second quarter and 13% year-to-date compared to the same periods in 2010 completely offsetting revenue declines in other product lines in both periods. The Telecom Sector operating income continued its gradual decline while continuing to generate significant cash flows.

2011 year-to-date interest expense declined by $609,000 or 23% compared to the same period in 2010. The decline in interest expense is due to the implementation of interest rate protection strategies and lower interest rates for maintaining a favorable debt to EBITDA ratio. As of June 30, 2011 the majority of our credit facility is due to mature within the next twelve months and is presented as a current liability. We are in the process of negotiating a new credit facility with conventional refinancing and use of a group of commercial banks who specialize in telecom lending, as we have successfully done on three previous occasions since the year 2000.

Income tax expense in the second quarter and year-to-date 2011 and 2010 periods has been impacted by a reduction of accrued income taxes due to the expiration of Federal and state statutes of limitations. Favorable tax impacts on the second quarter and year-to-date periods are $343,000 in 2011 and $807,000 in 2010. Excluding the tax releases noted above, net income for the second quarter is 13% lower than 2010 and is 9% higher than 2010 results on a year-to-date basis.

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

BUSINESS SECTOR

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations
Equipment	$9,035	$8,068	12%	$17,230	$17,952	-4%
Support Services	2,711	2,352	15%	4,940	4,209	17%
Equipment	11,746	10,420		22,170	22,161

Fiber and Data	11,067	10,708	3%	21,928	20,321	8%
Intersegment	186	97	92%	347	230	51%
Total operating revenue	$22,999	$21,225	8%	$44,445	$42,712	4%

Total Business revenue before intersegment eliminations
Unaffiliated customers	$22,813	$21,128		$44,098	$42,482
Intersegment	186	97		347	230
	22,999	21,225		44,445	42,712

Cost of sales (excluding depreciation and amortization)	7,924	6,974	14%	14,923	15,449	-3%
Cost of services (excluding depreciation and amortization)	7,376	7,582	-3%	14,875	14,281	4%
Selling, general and administrative expenses	3,444	2,992	15%	6,755	6,034	12%
Depreciation and amortization	1,627	1,406	16%	3,281	2,770	18%
Total Business costs and expenses	20,371	18,954	7%	39,834	38,534	3%

Operating income	$2,628	$2,271	16%	$4,611	$4,178	10%
Net income	$1,563	$1,353	16%	$2,741	$2,475	11%

Capital expenditures	$2,504	$3,907	-36%	$4,316	$5,971	-28%

EQUIPMENT PRODUCT LINE REPORTING

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations:
Equipment	$9,035	$8,068	12%	$17,230	$17,952	-4%
Services	2,711	2,352	15%	4,940	4,209	17%
Total operating revenue	11,746	10,420	13%	22,170	22,161	0%

Cost of sales (excluding depreciation and amortization)	7,924	6,974	14%	14,923	15,449	-3%
Cost of services (excluding depreciation and amortization)	1,696	1,693	0%	3,374	3,412	-1%
Selling, general and administrative expenses	1,349	1,105	22%	2,530	2,228	14%
Depreciation and amortization	71	77	-8%	139	150	-7%
Total costs and expenses	11,040	9,849	12%	20,966	21,239	-1%

Operating income	$706	$571	24%	$1,204	$922	31%
Net income	$419	$341	23%	$714	$565	26%

Capital expenditures	$87	$49	78%	$93	$134	-31%

FIBER AND DATA PRODUCT LINE REPORTING

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations:
Services	$11,067	$10,708	3%	$21,928	$20,321	8%
Intersegment	186	97	92%	347	230	51%
Total operating revenue	11,253	10,805	4%	22,275	20,551	8%

Cost of services (excluding depreciation and amortization)	5,680	5,889	-4%	11,501	10,869	6%
Selling, general and administrative expenses	2,095	1,887	11%	4,225	3,806	11%
Depreciation and amortization	1,556	1,329	17%	3,142	2,620	20%
Total costs and expenses	9,331	9,105	2%	18,868	17,295	9%

Operating income	$1,922	$1,700	13%	$3,407	$3,256	5%
Net income	$1,144	$1,012	13%	$2,027	$1,910	6%

Capital expenditures	$2,417	$3,858	-37%	$4,223	$5,837	-28%

Revenue

Equipment. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the non-recurring nature of equipment sales, equipment revenue fluctuates quarterly and is entirely dependent upon new sales from existing and new customers.

Equipment sales volume increased by 12% in the second quarter of 2011 compared to the second quarter of 2010. This partially offset the first quarter 2011 decline of 17% resulting in a 2011 year-to-date decline of $722,000 or 4% compared the same period in 2010 driven by fluctuation in customer demand and spend.

Support Services. We earn this revenue by providing services related to our equipment sales, such as network and equipment monitoring, maintenance, and professional service consulting and equipment installation.

Support services revenue increased by $359,000 or 15% and $731,000 or 17% in the second quarter and year-to-date periods in 2011, respectively as compared to the same periods in 2010 primarily due to renewals of multi-year Cisco maintenance contracts. Maintenance contract sales increased by $402,000 and $655,000 in the second quarter and year-to-date period as compared to 2010. Cisco rebates reward us for high maintenance contract renewal rates. Our success in this area has increased our overall margin on this product and is a contributor to the 2011 revenue increase.

Fiber and Data. This revenue is primarily of a monthly recurring basis and consists of billing for the use of our fiber network and network connections through multi-year contracts with retail business, regional and national service providers and wireless carriers. This product line also includes revenue from all of our business to business communication products and services including our hosted VoIP product along with small-medium business (SMB) retail sales.

The second quarter and year-to-date fiber and data revenue increased $448,000 or 4% and $1,724,000 or 8% respectively, compared to the same periods in 2010. Last year’s second quarter and year-to-date results included $1,095,000 of non-recurring revenue related to a joint construction project to extend our fiber network. Excluding this non-recurring revenue, our core recurring fiber and data business would show a 15% growth rate for the quarter and a 14% growth rate year-to-date as compared to the same periods in 2010. Revenue growth continues to be fueled by our focus on the extension of our network to reach additional businesses, the expansion of our business services to new communities and enhancement of our products in these markets and, our focus on the SMB customer segment and expansion of mid-band Ethernet services throughout our network.

We continue to experience strong demand from regional and national service providers and wireless carriers for increased bandwidth. Our wholesale sales channel continues to leverage our network capabilities, including DWDM, MPLS and Ethernet technology to lead the market with high-bandwidth data solutions. We expect this demand to continue and have made significant investments in our fiber and broadband network to meet these needs. In 2010, we completed our network expansion to Sioux Falls, South Dakota and Fargo, North Dakota, and increased network capacity to our Des Moines, Iowa facilities. In 2011, our expansion continues, backed in part by the receipt of a broadband stimulus grant, building a middle mile fiber-optic network across greater Minnesota connecting health care facilities, school, libraries, higher education institutions and public offices.

We also have continued to make investments in our SMB products and services, adding several new collocations to our network in 2010 and expanding our sales force to drive growth in this product line.  We continue to expand our SMB business offerings, which include a wide range of services including: Data, Internet, Voice and VoIP, Hosted Services and Equipment Solutions.

Cost of Sales (excluding Depreciation and Amortization)

Increased equipment sales volume in the second quarter drove the 14% increase in cost of sales as compared to the same period in 2010. Year-to-date costs of sales of $14,923,000 is $526,000 or 3% lower as compared to the 2010 year-to-date period in direct correlation to the lower year-to-date equipment revenue.

Business Sector cost of sales is composed primarily of equipment material costs. Labor associated with installation work is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Business Sector cost of services (excluding depreciation and amortization) decreased by $206,000 or 3% and increased by $594,000 or 4% in the second quarter and year-to-date periods as compared to 2010. The second quarter and year-to-date period expense changes were substantially impacted by $764,000 of expenses in 2010 that related to a joint construction project to extend our fiber network which were non-recurring in nature.

The other items impacting the change in cost of services for the quarter and year-to-date periods as compared to 2010 include: 1) a $303,000 and a $538,000 increase for the quarter and year-to-date periods in volume-driven circuit costs supporting increased revenue, 2) a $137,000 increase for the quarter and a $258,000 year-to-date increase in long-distance access expense, and 3) a $140,000 increase for the quarter and a $328,000 year-to-date increase in wages and benefits primarily due to increased staffing levels to support our strategic growth in fiber and data services. These increases were offset by a $209,000 or 56% and a $336,000 or 47% decrease for the quarter and year-to-date periods as compared to 2010 in contract labor expense primarily within our equipment product line.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $452,000 or 15% and $721,000 or 12% in the second quarter and year-to-date periods, respectively, compared to the same periods in 2010.

These increases were primarily due to:  1) a increase of $222,000 and $323,000 in the second quarter and year-to-date periods, respectively in commission expense due to sales growth, 2) a $124,000 and $213,000 increase in the second quarter and year-to-date periods respectively, in incentive and bonus plan expense due to a combination of several factors including an increased level of achievement driven by 2011 favorable operational results, higher retention and stock-based incentive expense and the addition of a small number of eligible employees and 3) a $57,000 and $115,000 increase in the second quarter and year-to-date periods, respectively in corporate costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $221,000 or 16% and $511,000 or 18% in the second quarter and year-to-date periods respectively, compared to the same periods in 2010. We invested $8,738,000 and $14,464,000 in 2009 and 2010, respectively in capital expenditures adding technological augmentations to our network supporting our strategic five year plan to grow services revenue. We will continue to experience increases in depreciation for the next few years as we continue to invest in our fiber network. Our network constitutes the majority of our asset base and the related assets are depreciated over 12 to 25 years.

Amortization expense of $89,000 in the second quarter and $177,000 on a year-to-date basis in 2011 is entirely due to intangible assets acquired with our CP Telecom acquisition in 2009.

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations
Local Service	$3,595	$3,832	-6%	$7,288	$7,696	-5%
Network Access	5,764	5,851	-1%	11,576	11,979	-3%
Long Distance	727	800	-9%	1,456	1,620	-10%
Broadband	5,090	4,535	12%	10,144	8,968	13%
Directory	846	888	-5%	1,718	1,805	-5%
Bill Processing	850	802	6%	1,587	1,577	1%
Intersegment	404	468	-14%	816	897	-9%
Other	423	432	-2%	863	861	0%
Total Telecom operating revenue	$17,699	$17,608	1%	$35,448	$35,403	0%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,295	$17,140		$34,632	$34,506
Intersegment	404	468		816	897
	17,699	17,608		35,448	35,403

Cost of services (excluding depreciation and amortization)	7,935	7,709	3%	15,696	15,713	0%
Selling, general and administrative expenses	3,032	3,033	0%	6,116	5,983	2%
Depreciation and amortization	4,033	3,875	4%	8,036	7,891	2%
Total Telecom costs and expenses	15,000	14,617	3%	29,848	29,587	1%

Operating Income	$2,699	$2,991	-10%	$5,600	$5,816	-4%

Net income	$1,599	$1,774	-10%	$3,315	$3,180	4%

Capital expenditures	$2,245	$3,156	-29%	$4,175	$4,521	-8%

Key metrics
Business access lines	23,628	24,479	-3%
Residential access lines	26,000	28,839	-10%
Total access lines	49,628	53,318	-7%
Long distance customers	32,950	35,131	-6%
Digital Subscriber Line customers	19,638	19,359	1%
Digital TV customers	10,494	9,841	7%

Certain revenue amounts in our 2010 Telecom Sector financial statements have been reclassified to conform to the presentation in our 2011 financial statement.

Revenue

Local Service. We receive monthly recurring revenue from end-user customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local service revenue declined by $237,000 or 6% and $408,000 or 5%, respectively in the second quarter and year-to-date periods as compared to the same periods in 2010. Declines in access lines in service were concentrated in the residential market, where revenue continues to be heavily impacted by wireless substitution. Over the past two years we have realized residential line loss rates of 10% - 11% while experiencing a 2% - 3% rate of loss within our business markets.  Growth in business hosted VoIP services has offset the decline from traditional services by $73,000 and $145,000 in the quarter and year-to-date periods as compared to last year.

Our efforts to retain access lines center around marketing a competitive broadband service bundle, increasing customer loyalty and creating value for our customers. Over 45% of our customers subscribe to our Select bundles, which include DSL, high-speed internet, digital TV, voice and long distance services.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Our industry continues to experience access line loss driven by increased competition from wireless carriers as technological developments in wireless features, applications, network capacity and economies of scale improve, providing our customers alternatives to the traditional local telephone service we provide. Future changes to the regulatory environment may have a significant impact on this revenue stream and while we cannot predict the impact of future developments we believe network access revenue will continue the gradual decline we have experienced during the past few years.

Network access revenue declined by $87,000 or 1% and $403,000 or 3% in the second quarter and year-to-date periods as compared to the same periods in 2010. Loss of access lines has impacted overall minutes-of use on our network, end-user based revenue streams and settlements received from nationally administered pools. In the current quarter and year-to-date period as compared to the same periods in 2010 we have offset a portion of the decline with higher bandwidth consumption of our network by wireless carriers.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $73,000 or 9% and $164,000 or 10% in the second quarter and year-to-date periods compared to 2010. The customer loss rate in our long distance base was 6% in the second quarter, consistent with loss rates experienced in 2010. Our declining customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve are the factors for the decline.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our customers. Broadband services include: DSL service, Internet service, digital TV services, and business Ethernet and other data services.

Broadband services revenue totaled $5,090,000 in the second quarter and represents 29% of our overall Telecom revenue up from 26% during the same period one year ago. The increase in broadband revenue of $555,000 completely offset the decline in our legacy telecom products in the second quarter and corresponds to a 12% increase year-over-year. In the first six months of 2011, broadband revenue has grown by $1,176,000 or 13% compared to the same period one year ago.

Business data services grew by $235,000 and $470,000 or 40% for the quarter and year-to-date period compared to the same periods one year ago benefitting from a contract to provide broadband services to a consortium of schools in south central Minnesota beginning July 1, 2010.

We are consistently upgrading our broadband network to increase DSL speeds and support our digital and IPTV product offerings. During the past year, in specific geographical areas, we have increased our residential DSL speeds up to 20 Mbps while in some areas business DSL speeds now reach up to 45 Mbps. We also continued to overlay IPTV services in several communities allowing us to offer advanced services such as Digital Video Recorder (DVR) service and interactive media. Revenue from DSL grew by $74,000 or 3% and $173,000 or 4%, respectively in the current quarter and year-to-date periods as compared to the same periods in 2010. We ended the quarter with 10,494 digital TV customers, up 7% over one year ago generating an increase in revenue of $227,000 and $449,000 in the second quarter and year-to-date period as compared with the same periods in 2010.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) increased by $226,000 or 3% in the second quarter and decreased by $17,000 in the year-to-date period as compared to the same periods in 2010. The overall year-to-date decline reflects significant cost reductions in the areas of long distance access expenses driven by lower revenue, grooming techniques, and savings in wages and benefits.  The more recent slight increase in relative costs in the second quarter represents the shift in our product mix and the higher costs associated with hosted VoIP services, and circuit and programming costs primarily supporting our broadband initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,000 lower in the second quarter and have increased by $133,000 or 2% year-to-date as compared to the same periods in 2010. Significant savings in legal fees of $113,000 and $140,000 for the quarter and year-to-date period, respectively as compared to the prior year periods, have helped to offset slight growth in wages and benefits along with an increase in corporate costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $158,000 or 4% and $145,000 or 2% in the second quarter and year-to-date periods respectively, compared to the same periods in 2010. These increases are primarily due to our continued investment to support broadband and infrastructure enhancements.

Net Income

Net income for the second quarter declined 10%, however reported net income for the 2011 year-to-date period illustrates a 4% increase in net income over the comparable periods in 2010.

Consolidated Results

Interest Expense

Consolidated interest expense declined 8% and 23% in the three and six months ended June 30, 2011 compared to the same periods in 2010. Interest expense has decreased due to lower debt holding levels on an intra-quarter basis, lower interest rates and the implementation of interest rate protection strategies. The outstanding balance of our debt obligations (long-term and current portion) has decreased $2,563,000 from $121,255,000 at June 30, 2010 to $118,692,000 as of June 30, 2011 which is $267,000 lower than the December 31, 2010 balance of $118,959,000. For periods within the first and second quarter of 2011, the outstanding debt balance was lower than the quarter-end balance, contributing even more to the interest expense reduction.

Income Taxes

Our effective income tax rate for the second quarter of 2011 and 2010 was 32.7% and 23.2%, respectively. The effective tax rate in 2011 and 2010 was impacted by the releases of income tax reserves and associated interest of $343,000 and $807,000, respectively. Without the release of income tax reserves and associated interest the effective tax rate would have been 41.2% in 2011 and 40.5% in 2010. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) was $162,036,000 at June 30, 2011, reflecting 27% equity and 73% debt. This compares to a total capital structure of $160,263,000 at December 31, 2010, reflecting 26% equity and 74% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.75 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, borrowings available under our credit facility and other internal and available external resources. Our primary uses of cash include capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of potential dividends.

We employ an extended term payable financing arrangement within our Business Sector for the equipment provisioning portion of our equipment product line and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $11,061,000 and $8,254,000 as of June 30, 2011 and December 31, 2010, respectively, is not considered to be part of our capital structure and has been excluded from the amounts above.

Our primary source of liquidity continues to be from internal operations of our business. We have invested in capital expenditures, paid interest, taxes, dividends and other obligations, while our debt balance (current and long-term portion) remained relatively consistent (i.e. $118,692,000 June 30, 2011; $118,959,000 December 31, 2010). We have not changed our equity capitalization and equity was not a source of liquidity during this period. Our liquidity situation has been similar since December 2005.

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

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. As of June 30, 2011 we were in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

Cash Flows

The following table summarizes our cash flow:

	Six Months Ended June 30
(Dollars in thousands)	2011	2010
Net cash provided by (used for):
Operating activities	$24,426	$10,140
Investing activities	(8,386)	(10,340)
Financing activities	(1,183)	(2,085)
Increase (decrease) in cash and cash equivalents	$14,857	$(2,285)

Cash from operating activities represents the amount of cash generated by operations of our business after the payment of operating obligations. This remains our primary source of funds. Cash generated from operations was $24,426,000 in the first six months of 2011 compared to $10,140,000 in 2010. This increase is primarily attributable to the continued collection of accounts receivable balances primarily within our Business Sector and the receipt of routine tax refunds related to the benefit of bonus depreciation permitted by legislation signed in 2010.

Capital spending has been invested into success-based capital projects as we continue to enhance, extend and upgrade our network and service offerings as well as maintenance to sustain our current revenue streams. Capital expenditures in the first six months of 2011 decreased $2,001,000 compared to the same period in 2010. Capital expenditures for 2011, net of reimbursements for our Broadband Stimulus Grant are expected to range from $20,500,000 to $24,000,000 which is comparable to the capital spending level in the previous year.

In the second quarter of 2011 we began construction on the Greater Minnesota Broadband Collaborative project, which has a total project cost of approximately $24,000,000. We anticipate investing $7,200,000 or 30% of the total project cost with the other $16,800,000 to be funded by the BTOP grant. We anticipate completion of this project by August of 2013.

Our expected 2011 capital spending level, net of reimbursements for federal stimulus grant, fall within our senior debt agreement and available sources of financing. Our 2012 and future levels of capital spending will be addressed by of our new senior debt agreement which is currently in the negotiation process.  We anticipate our senior debt agreement will be the sole external source of financing, and serve to augment the substantial levels of internal financial support provided by our successful operations.

Financing activities primarily consist of payments on our outstanding debt and payment of our quarterly dividend. Cash used in financing activities was $1,183,000 in the first half of 2011 compared to $2,085,000 in 2010. Our long and short-term debt totals $118,692,000 as of June 30, 2011, a $267,000 decrease from year-end and a $94,000 decrease from the previous quarter. Due to the timing and volume of equipment orders in our equipment product line, there was a $2,807,000 increase in our extended term payable in 2011 compared to $621,000 decrease in 2010.

Extended-Term Payable

The Business Sector utilizes an $18,000,000 wholesale financing agreement with a financing company to fund the equipment provisioning portion of the equipment product line from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of the Business Sector and a guaranty of up to $18,000,000 from HickoryTech. The financing agreement provides 60-day, interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement increased from $8,254,000 at December 31, 2010 to $11,061,000 at June 30, 2011. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt Obligations

Our long-term obligations as of June 30, 2011 were $8,462,000. Current maturities of $109,950,000 on debt and $280,000 on capital leases are primarily driven by the expiration of the existing senior credit agreement in 2011 and 2012. Long-term obligations as of December 31, 2010, were $114,067,000 excluding current maturities of $4,550,000 on debt and $342,000 on capital leases.

On December 30, 2005, we entered into a $160,000,000 credit agreement with a syndicate of banks (subsequently reduced to a $128,530,000 facility as of June 30, 2011 through normal quarterly amortization and our prepayments). The credit facility is comprised of a $30,000,000 revolving credit component ($20,230,000 available to borrow as of June 30, 2011) that expires on December 31, 2011 and a $130,000,000 term loan component (subsequently reduced to $108,300,000 as of June 30, 2011 through normal quarterly amortization). The outstanding principal balance under the revolving credit component as of June 30, 2011 is $9,700,000.

The term loan is comprised of two components, which are defined as term loan B and term loan C. The outstanding principal balance of term loan B is $100,150,000 as of June 30, 2011, and is held in varying amounts by three lenders in the syndicate; US Bank, GE Commercial Distribution Finance Corporate and CoBank. Under the terms of term loan B, we are required to make quarterly principal payments of $275,000 from June 30, 2011 through December 31, 2011 with the remainder of the aggregate principal due in two payments on March 31, 2012 and June 30, 2012. The outstanding principal balance of term loan C is $8,150,000 as of June 30, 2011 and is held entirely by the Rural Telephone Finance Cooperative (“RTFC”). Under the terms of term loan C, we are required to make quarterly principal payments of $50,000 on the aggregate principal amount from June 30, 2011 through December 31, 2012 with the remainder of the aggregate principal due in two payments on March 31, 2013. Due to pay down of debt in early 2011, we are not required to make quarterly principal payments on term loan C for the remainder of 2011.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. These financial ratios and tests include maximum leverage ratio, minimum interest coverage ratio and maximum capital expenditures. The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that we will not make dividend distributions or repurchase stock in an aggregate amount in excess of 100% of the previous year’s net income. At June 30, 2011, we were in full compliance with our debt covenants.

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

We continually monitor the interest rates on our bank loans. We currently have an interest rate swap agreement, effectively fixing the LIBOR rate portion of the interest rate on $80,000,000 of our variable interest rate debt until September 2011. The LIBOR rate portion of the interest rate we have is fixed at a rate of 2.15% by our swap agreement. This swap rate is in addition to the applicable margin under our credit agreement, which is 1.5%. As our current interest rate swap agreement expires in September 2011, we have purchased three additional interest rate swaps which become effective in September 2011. The table below provides details surrounding the newly purchased interest rate swap agreements.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

A portion of our credit facility with our bank syndicate is due to mature on December 31, 2011. We are currently in the process of negotiating a new facility and we expect a new senior credit agreement to be effective by the third quarter of 2011. We expect to experience changes to the terms of the facility to coincide with market conditions for similar financing with other companies. At this time, the only significant change anticipated is a potential increase in the interest rate of approximately 150 to 200 basis points (current facility is priced 150 basis points above LIBOR, with no LIBOR floor), and to pay one-time fees between $1,500,000 and $2,000,000 in 2011, which will be borrowed through the new facility and amortized into operations over the life of the agreement. We anticipate that our interest expense could increase by $2,500,000 to $3,000,000 on an annual basis bringing our agreement up to current market terms. We foresee that our new credit facility will provide the liquidity required to supplement our internal sources of liquidity and our future business plans, in a similar manner as we have experienced since our previous refinancing in 2005, and similar refinance exercises dating back to the year 2000.

Working Capital

At June 30, 2011, our current liabilities exceeded our current assets by $90,747,000. Our working capital deficit is driven by the reclassification of long-term borrowings to a current liability.  See above for more information regarding our long-term debt obligations. Working capital as of December 31, 2010 was $8,731,000. The ratio of current assets to current liabilities was .35 and 1.29 as of June 30, 2011 and December 31, 2010, however the June 30, 2011 ratio is influenced by the treatment of the current portion of debt due to the pending refinancing.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1. Basis of Presentation and Consolidation - “Recent Accounting Developments.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2011, our interest expense would have increased $27,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits Listing.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2011
HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer