Form 10-Q
period 2011-09-30
HICKORY TECH CORP
filed 2011-11-02
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The total number of shares of the Registrant’s common stock outstanding as of October 28, 2011: 13,379,816.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and per share amounts)	2011	2010	2011	2010
Operating revenue:
Equipment	$14,269	$9,954	$31,499	$27,906
Services	30,975	33,526	92,475	92,562
Total operating revenue	45,244	43,480	123,974	120,468

Costs and expenses:
Cost of sales, excluding depreciation and amortization	12,223	8,519	27,146	23,968
Cost of services, excluding depreciation and amortization	14,738	16,458	44,244	45,402
Selling, general and administrative expenses	6,147	6,669	19,419	18,425
Depreciation	5,706	5,356	16,890	15,900
Amortization of intangibles	88	90	265	268
Total costs and expenses	38,902	37,092	107,964	103,963

Operating income	6,342	6,388	16,010	16,505

Other income and expense:
Interest and other income	26	11	50	62
Interest expense	(1,487)	(1,128)	(3,570)	(3,820)
Total other (expense)	(1,461)	(1,117)	(3,520)	(3,758)

Income before income taxes	4,881	5,271	12,490	12,747
Income tax provision	1,910	228	4,683	2,767

Net income	$2,971	$5,043	$7,807	$9,980

Basic earnings per share	$0.22	$0.38	$0.58	$0.76

Weighted average common shares outstanding	13,394,225	13,263,600	13,363,874	13,215,046

Diluted earnings per share	$0.22	$0.38	$0.58	$0.76

Weighted average common and equivalent shares outstanding	13,409,414	13,264,996	13,376,261	13,217,325

Dividends per share	$0.135	$0.13	$0.405	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,316	$73
Receivables, net of allowance for doubtful accounts of $405 and $570	34,664	24,642
Inventories	5,924	5,205
Income taxes receivable	-	3,814
Deferred income taxes, net	2,008	2,008
Prepaid expenses	2,506	2,026
Other	829	1,030
Total current assets	57,247	38,798

Investments	4,224	4,512

Property, plant and equipment	390,508	379,433
Accumulated depreciation	(238,070)	(224,356)
Property, plant and equipment, net	152,438	155,077

Other assets:
Goodwill	27,303	27,303
Intangible assets, net	2,403	2,668
Deferred costs and other	3,311	1,830
Total other assets	33,017	31,801

Total assets	$246,926	$230,188

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$12,631	$8,254
Accounts payable	3,718	2,840
Accrued expenses and other	9,461	7,929
Accrued income taxes	3,739	-
Financial derivative instruments	-	1,079
Deferred revenue	6,049	5,073
Current maturities of long-term obligations	1,436	4,892
Total current liabilities	37,034	30,067

Long-term liabilities:
Debt obligations, net of current maturities	119,169	114,067
Accrued income taxes	157	562
Deferred income taxes	26,349	26,868
Deferred revenue	1,195	1,397
Financial derivative instruments	2,708	-
Accrued employee benefits and deferred compensation	16,527	15,923
Total long-term liabilities	166,105	158,817

Total liabilities	203,139	188,884

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,379,816 in 2011 and 13,298,626 in 2010	1,338	1,330
Additional paid-in capital	15,187	14,328
Retained earnings	32,242	29,841
Accumulated other comprehensive (loss)	(4,980)	(4,195)
Total shareholders' equity	43,787	41,304

Total liabilities and shareholders' equity	$246,926	$230,188

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
(Dollars in thousands)	2011	2010
OPERATING ACTIVITIES:
Net income	$7,807	$9,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,155	16,168
Accrued patronage refunds	(389)	(370)
Stock based compensation	725	390
Other	743	654
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(9,988)	(7,884)
Prepaids	(480)	(467)
Inventories	(719)	(1,522)
Accounts payable and accrued expenses	2,625	358
Deferred revenue, billings and deposits	774	(2,096)
Income taxes	7,147	(2,732)
Other	(602)	427
Net cash provided by operating activities	24,798	12,906

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,798)	(17,010)
Broadband stimulus grant received	666	-
Acquisitions, net of cash acquired	-	120
Proceeds from sale of assets	120	1,257
Net cash (used in) investing activities	(14,012)	(15,633)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	46,438	43,287
Payments on extended term payable arrangement	(42,061)	(40,262)
Change in cash overdraft	(238)	756
Borrowings on credit facility	147,700	19,900
Payments on credit facility and capital lease obligations	(146,117)	(18,485)
Proceeds from issuance of common stock	467	357
Stock repurchase	(325)	-
Dividends paid	(5,407)	(5,146)
Net cash provided by financing activities	457	407

Net increase (decrease) in cash and cash equivalents	11,243	(2,320)
Cash and cash equivalents at beginning of the period	73	2,420
Cash and cash equivalents at the end of the period	$11,316	$100

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,273	$4,063
Net cash paid (received) for income taxes	$(2,464)	$5,499
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$64	$76
Change in other comprehensive income (loss) from financial derivatives and post-retirement benefits	$(785)	$471

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 2011

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

Recent Accounting Developments

In September 2011, the FASB issued new guidance related to testing of goodwill for impairment. The amendment allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This amendment becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures or consolidated financial statements.

In June 2011, the FASB issued new guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. It also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures or consolidated financial statements.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures or our consolidated financial statements.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and earnings per share amounts)	2011	2010	2011	2010
Net Income	$2,971	$5,043	$7,807	$9,980

Weighted average shares outstanding	13,394,225	13,263,600	13,363,874	13,215,046
Stock options (dilutive only)	13,310	1,396	11,272	2,279
Stock subscribed (ESPP)	1,879	-	1,115	-
Total dilutive shares outstanding	13,409,414	13,264,996	13,376,261	13,217,325

Earnings per share:
Basic and Diluted	$0.22	$0.38	$0.58	$0.76

Dividends per share	$0.135	$0.13	$0.405	$0.39

Options to purchase 179,250 and 316,700 for the three months ended September 30, 2011 and 2010, respectively and 195,250 and 316,700 for the nine months ended September 30, 2011 and 2010 were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first three quarters of 2011 and 2010, respectively, are as follows:

Shares outstanding on record date	2011	2010
First quarter (Feb. 15)	13,311,817	13,120,514
Second quarter (May 15)	13,358,971	13,223,197
Third quarter (August 15)	13,383,012	13,244,504

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.135 and $0.13 per share in the third quarter of 2011 and 2010, respectively. During the first nine months of 2011 and 2010, shareholders have elected to reinvest $204,000 and $181,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

In September 2011, we did acquire and retire 36,248 shares. Details of the transactions can be found in Part II, Item II.

Note 3.  Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 10. “Financial Derivative Instruments.” Comprehensive income for the three months ended September 30, 2011 and 2010 was $2,197,000 and $5,095,000 respectively, in relation to reported net income of $2,971,000 and $5,043,000. Comprehensive income for the nine months ended September 30, 2011 and 2010 was $7,022,000 and $10,451,000, respectively in relation to reported net income of $7,807,000 and $9,980,000. The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax.

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2010	$(3,651)	$180	$(73)	$(651)	(4,195)
2011 Q1 Activity				204	204
Q1 Net Periodic Benefit Cost	64	(8)	9		65
March 31, 2011	$(3,587)	$172	$(64)	$(447)	$(3,926)
2011 Q2 Activity				(345)	(345)
Q2 Net Periodic Benefit Cost	64	(8)	9		65
June 30, 2011	$(3,523)	$164	$(55)	$(792)	$(4,206)
2011 Q3 Activity				$(839)	(839)
Q3 Net Periodic Benefit Cost	$64	$(8)	$9		65
September 30, 2011	$(3,459)	$156	$(46)	$(1,631)	$(4,980)

(1) Amounts pertain to our post-retirement benefit plans.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $124,261,000 at September 30, 2011 and $116,483,000 at December 31, 2010, compared to carrying values of $119,169,000 and $114,067,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Business Sector, comprised of finished goods in transit to customers as of September 30, 2011 and December 31, 2010 was $4,152,000 and $3,460,000, respectively. The inventory level in the Business Sector is subject to the variations in the equipment revenue and the timing of individual customer orders. The inventory value in the Telecom Sector, comprised of raw materials, as of September 30, 2011 and December 31, 2010 was $1,772,000 and $1,745,000, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

We have goodwill in two of our reporting units. In our Business Sector, we have $4,255,000 of goodwill carrying value as of September 30, 2011, resulting from our acquisition of Enventis Telecom in 2005 and our acquisition of CP Telecom in 2009. In our Telecom Sector, we have $23,048,000 of goodwill carrying value as of September 30, 2011, resulting from our acquisition of Heartland Telecommunications in 1997.

We test acquired goodwill for impairment annually using a fair value approach. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2010, which resulted in no impairment charges to goodwill. In the first nine months of 2011, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

		As of September 30, 2011		As of December 31, 2010
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$5,299	$4,692	$5,299	$4,532
Other intangibles	1 - 5 years	2,830	1,034	2,830	929
Total		$8,129	$5,726	$8,129	$5,461

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $265,000 and $268,000 for the nine months ended September 30, 2011 and 2010, respectively. Total estimated amortization expense for the remaining three months of 2011 and the five years subsequent to 2011 is as follows: 2011 (October 1 – December 31) – $89,000; 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000; 2016 - $140,000.

Note 7.  Quarterly Sector Financial Summary

Our operations are conducted in two segments as: (i) Business Sector and (ii) Telecom Sector. Segment information for the three and nine months ended September 30, 2011 and 2010 is as follows:

(Dollars in thousands)			Corporate and
Three Months Ended September 30, 2011	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$27,784	$17,460	$-	$45,244
Intersegment revenue	219	404	(623)	-
Total operating revenue	28,003	17,864	(623)	45,244

Depreciation and amortization	1,671	4,101	22	5,794
Operating income	3,176	3,000	166	6,342
Interest expense	-	13	1,474	1,487
Income tax provision (benefit)	1,286	1,216	(592)	1,910
Net Income (loss)	1,890	1,787	(706)	2,971
Total assets	100,941	127,163	18,822	246,926
Property, plant and equipment, net	58,460	93,896	82	152,438
Additions to property, plant and equipment	3,201	2,440	-	5,641

			Corporate and
Three Months Ended September 30, 2010	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$25,375	$18,105	$-	$43,480
Intersegment revenue	157	562	(719)	-
Total operating revenue	25,532	18,667	(719)	43,480

Depreciation and amortization	1,535	3,881	30	5,446
Operating income (loss)	3,402	3,062	(76)	6,388
Interest expense	-	11	1,117	1,128
Income tax provision (benefit)	1,378	1,237	(2,387)	228
Net Income	2,023	1,818	1,202	5,043
Total assets	88,350	134,745	6,673	229,768
Property, plant and equipment, net	53,988	100,191	193	154,372
Additions to property, plant and equipment	4,830	1,688	-	6,518

			Corporate and
Nine Months Ended September 30, 2011	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$71,882	$52,092	$-	$123,974
Intersegment revenue	566	1,220	(1,786)	-
Total operating revenue	72,448	53,312	(1,786)	123,974

Depreciation and amortization	4,952	12,137	66	17,155
Operating income (loss)	7,787	8,600	(377)	16,010
Interest expense	1	46	3,523	3,570
Income tax provision (benefit)	3,156	3,473	(1,946)	4,683
Net Income (loss)	4,631	5,102	(1,926)	7,807
Total assets	100,941	127,163	18,822	246,926
Property, plant and equipment, net	58,460	93,896	82	152,438
Additions to property, plant and equipment	7,517	6,615	-	14,132

(Dollars in thousands)			Corporate and
Nine Months Ended September 30, 2010	Business	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$67,857	$52,611	$-	$120,468
Intersegment revenue	387	1,459	(1,846)	-
Total operating revenue	68,244	54,070	(1,846)	120,468

Depreciation and amortization	4,305	11,772	91	16,168
Operating income	7,580	8,878	47	16,505
Interest expense	-	50	3,770	3,820
Income tax provision (benefit)	3,109	3,843	(4,185)	2,767
Net Income	4,498	4,998	484	9,980
Total assets	88,350	134,745	6,673	229,768
Property, plant and equipment, net	53,988	100,191	193	154,372
Additions to property, plant and equipment	10,801	6,209	-	17,010

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

In August 2010, we were awarded a National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant to extend our middle mile fiber-optic network across greater Minnesota connecting health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network. This project involves approximately $24,000,000 of capital expenditures of which $16,800,000 is funded by the NTIA grant. We began capitalizing costs associated with this project in 2010 and began receiving grant funds in June 2011. The table below provides an overview of the capital expenditures incurred on this project along with reimbursements pending or received from the program.

(Dollars in thousands)
Capital Expenditures Incurred as of September 30, 2011	Capital Expenditures Pending Reimbursement from NTIA	NTIA Reimbursements Received as of September 30, 2011
$5,786	$3,385	$666

We anticipate the completion of this project by August 2013.

Note 9.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of all stock-based compensation plans.

Our stock award plan provides for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $725,000 and $390,000 respectively in the nine months ended September 30, 2011 and 2010. The increase in the stock-based compensation expense was primarily driven by the increase in our stock price in 2011. This includes compensation expense for share-based payment awards granted prior to, but not vested as of September 30, 2011.

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

As of September 30, 2011, there was $6,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is expected to be recognized over a weighted average period of three years.

A summary of stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	343,250	$12.45
Granted	10,000	9.03
Exercised	(10,000)	8.48
Forfeited	-	-
Expired	(78,000)	15.82
Outstanding at September 30, 2011	265,250	$11.48
Exercisable at September 30, 2011	255,250	$11.58

The following table provides certain information with respect to stock options outstanding at September 30, 2011:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	4.92
$8.00 - $12.00	156,950	10.25	2.70
$12.00 - $16.00	83,000	13.95	0.53
$16.00 - $21.00	10,300	16.98	0.17
	265,250	$11.48	2.05

Aggregate intrinsic value:		$91,000

The following table provides certain information with respect to stock options exercisable at September 30, 2011:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	4.92
$8.00 - $12.00	146,950	10.34	2.23
$12.00 - $16.00	83,000	13.95	0.53
$16.00 - $21.00	10,300	16.98	0.17
	255,250	$11.58	1.75

Aggregate Intrinsic Value		$85,000

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

The fair value of our interest rate swap agreements were determined based on Level 2 inputs. Listed below are the interest-rate swap agreements which lock in our interest rates on existing variable-interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The fair value of our newly effective derivatives at September 30, 2011 is recorded as financial derivatives under the long-term liabilities section of our balance sheet. As our former interest-rate swap agreement expired in September 2011, the fair value of our derivatives at December 31, 2010 was recorded as financial derivative instruments under the short-term liabilities section of our balance sheet. The fair value of our derivatives at September 30, 2011 and December 31, 2010 is a net liability of $2,708,000 and $1,079,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending September 30, 2011 and 2010, respectively.

(Dollars in thousands)	Gain Reported in Accumulated Other		Location of Gain/Proceeds Reclassified from	Amount of Gain/Proceeds Recognized in
Derivative Instruments	Comprehensive Loss		Accumulated Other	Income on Derivative
Cash Flow Hedging Relationships	2011	2010	Comprehensive Income into Income	2011	2010

Interest Rate Contracts	$980	$291	Interest Expense	$-	$-

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$127	$113	$381	$339
Interest cost	200	181	600	543
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(14)	(14)	(42)	(42)
Recognized net actuarial loss	107	98	321	294
Net periodic benefit cost	$435	$393	$1,305	$1,179

Employer's contributions for current premiums:				September 30, 2011
Contributions made for the nine months ended September 30, 2011				$264
Expected contributions for remainder of 2011				66
Total estimated employer contributions for fiscal year 2011				$330

Note 12.  Income Taxes

The effective income tax rate from operations for the third quarter of 2011 and 2010 was 39.1% and 4.3%, lower than historical effective tax rates as a result of the release of income tax reserves and associated interest during the specified quarters. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of September 30, 2011, we had unrecognized tax benefits totaling $153,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $133,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $11,000, including interest, during the next 12 months as a result of expirations of the statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2011, we have accrued $4,000 (net of tax) for interest related to unrecognized tax benefits.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 which is incorporated herein by reference.

Because of these risks, uncertainties, and assumptions and the fact that any forward-looking statements made by us and our management are based on estimates, projections, beliefs, and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligations to update any forward-looking information, whether as a result of new information, future events or otherwise.

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

Our Business Sector serves customers primarily across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration and support services. Through our regional fiber network, this sector provides retail and wholesale services to regional and national service providers such as interexchange and wireless carriers within the communications industry. It also specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the upper Midwest.

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

Operating revenue increased 4% in the third quarter of 2011 driven by higher sales of Cisco equipment, which increased by $4,315,000 or 43% compared to the same period in 2010. Third quarter services revenue of $30,975,000 reflects an 8% decline of which $1,889,000 or 74% of the decline is from our Business Sector fiber and data services. This is due to $3,257,000 and $4,352,000 of non-recurring revenue realized in the third quarter and year-to-date periods in 2010 related to a joint construction project to extend our fiber network. Excluding this non-recurring revenue, our core recurring fiber and data business realized a 14% growth rate for the third quarter and year-to-date periods compared to the same periods in 2010. Strategic investments made in 2010 to expand our network and increase capacity into existing facilities provide the base for continued growth in the fiber and data product line.  We have continued this emphasis in 2011 with our middle mile fiber-optic network expansion through our participation in the National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP).

Telecom Sector services revenue accounted for $645,000 or 25% of the revenue decline experienced in the third quarter of 2011 compared to the same period in 2010, reflecting the continued and expected decline in Telecom local service and access revenue, an industry-wide trend. Growth in broadband revenue streams of 10% in the first nine months of 2011 has completely offset the year-to-date decline in local service and network access revenue; however we expect future broadband growth to slow as we reach higher DSL and digital TV service penetrations in many of our markets. While our Telecom sector EBITDA continues its gradual decline we continue to focus on maintaining strong cash flows from this line of business.

In the third quarter we experienced a 3% growth in EBITDA compared to the same period in 2010. EBITDA growth from our core operations was 22% in the third quarter, after excluding the impact of the joint construction project noted above. See the additional information and reconciliation to the most directly comparable GAAP measure provided below.

In August of 2011 we announced the completion of our new debt financing agreement which provides an aggregate credit facility of $150,000,000. This new facility includes $120,000,000 in secured term loans which are currently in place and a $30,000,000 revolving debt facility which is unused as of September 30, 2011. The term of the new facility runs through December 31, 2016. An adjustment to record amortization expense of debt fees related to our previous credit facility increased interest expense by $310,000 in the third quarter of 2011. Under our new agreement we anticipate quarterly interest expense to amount to $1,300,000 to $1,400,000.

Income tax expense in third quarter and year-to-date 2011 and 2010 periods has been impacted by a reduction of accrued income taxes due to the expiration of federal and state statutes of limitations. Favorable tax impacts on the third quarter and year-to-date periods of 2011 are $63,000 and $406,000, respectively and $1,919,000 and $2,726,000 in the third quarter and year-to-date periods in 2010. Excluding the tax releases noted above, net income for the third quarter is 7% lower than 2010 and is 2% higher than 2010 results on a year-to-date basis.

Our reference to EBITDA, a non-GAAP measure, should be considered in addition to results prepared under current accounting standards but are not a substitute for, or superior to, GAAP results. Non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance, financial position and ability to generate cash flows. It also provides investors with insight into the core earnings capacity of providing communications services to our customers. The table below is a reconciliation of net income (loss) to EBITDA for the quarters and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Reconciliation of net income to EBITDA:
Net income	$2,971	$5,043	$7,807	$9,980
Add:
Depreciation	5,706	5,356	16,890	15,900
Amortization of intangibles	88	90	265	268
Interest expense	1,487	1,128	3,570	3,820
Taxes	1,910	228	4,683	2,767
EBITDA	$12,162	$11,845	$33,215	$32,735

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

BUSINESS SECTOR

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations:
Equipment	$14,269	$9,954	43%	$31,499	$27,906	13%
Support Services	2,147	2,164	-1%	7,087	6,373	11%
Equipment	16,416	12,118	35%	38,586	34,279	13%

Fiber and Data	11,368	13,257	-14%	33,296	33,578	-1%
Intersegment	219	157	39%	566	387	46%
Total operating revenue	$28,003	$25,532	10%	$72,448	$68,244	6%

Total Business revenue before intersegment eliminations:
Unaffiliated customers	$27,784	$25,375		$71,882	$67,857
Intersegment	219	157		566	387
	28,003	25,532		72,448	68,244

Cost of sales (excluding depreciation and amortization)	12,223	8,519	43%	27,146	23,968	13%
Cost of services (excluding depreciation and amortization)	7,468	8,600	-13%	22,343	22,881	-2%
Selling, general and administrative expenses	3,465	3,476	0%	10,220	9,510	7%
Depreciation and amortization	1,671	1,535	9%	4,952	4,305	15%
Total Business costs and expenses	24,827	22,130	12%	64,661	60,664	7%

Operating income	$3,176	$3,402	-7%	$7,787	$7,580	3%
Net income	$1,890	$2,023	-7%	$4,631	$4,498	3%

Capital expenditures	$3,201	$4,830	-34%	$7,517	$10,801	-30%

EQUIPMENT PRODUCT LINE REPORTING
	Three Months Ended September 30
			%	Nine Months Ended September 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations:
Equipment	$14,269	$9,954	43%	$31,499	$27,906	13%
Services	2,147	2,164	-1%	7,087	6,373	11%
Total operating revenue	16,416	12,118	35%	38,586	34,279	13%

Cost of sales (excluding depreciation and amortization)	12,223	8,519	43%	27,146	23,968	13%
Cost of services (excluding depreciation and amortization)	1,634	1,666	-2%	5,008	5,078	-1%
Selling, general and administrative expenses	1,235	1,319	-6%	3,765	3,547	6%
Depreciation and amortization	74	120	-38%	213	270	-21%
Total costs and expenses	15,166	11,624	30%	36,132	32,863	10%

Operating income	$1,250	$494	153%	$2,454	$1,416	73%
Net income	$744	$293	154%	$1,458	$858	70%

Capital expenditures	$213	$78	173%	$306	$212	44%

FIBER AND DATA PRODUCT LINE REPORTING

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations:
Services	$11,368	$13,257	-14%	$33,296	$33,578	-1%
Intersegment	219	157	39%	566	387	46%
Total operating revenue	11,587	13,414	-14%	33,862	33,965	0%

Cost of services (excluding depreciation and amortization)	5,834	6,934	-16%	17,335	17,803	-3%
Selling, general and administrative expenses	2,230	2,157	3%	6,455	5,963	8%
Depreciation and amortization	1,597	1,415	13%	4,739	4,035	17%
Total costs and expenses	9,661	10,506	-8%	28,529	27,801	3%

Operating income	$1,926	$2,908	-34%	$5,333	$6,164	-13%
Net income	$1,146	$1,730	-34%	$3,173	$3,640	-13%

Capital expenditures	$2,988	$4,752	-37%	$7,211	$10,589	-32%

Revenue

Equipment. This revenue is generated primarily from the sale of communications and data products provided by third party manufacturers. Due to the non-recurring nature of equipment sales, equipment revenue fluctuates quarterly and is entirely dependent upon new sales from existing and new customers.

Revenue from equipment sales has increased $4,315,000 or 43% and $3,593,000 or 13% in the third quarter and year-to-date periods of 2011, respectively as compared to the same periods in 2010 driven by customer demand and spending.

Support Services. We earn this revenue by providing services related to our equipment sales, such as network and equipment monitoring, maintenance, and professional service consulting and equipment installation.

Support services revenue remained relatively unchanged for the third quarter but has grown by $714,000 or 11% in the first nine months of 2011 compared to the same period in 2010. Maintenance contract sales have increased by $916,000 in the year-to-date period of 2011 compared to 2010. Cisco rebates reward us for high maintenance contract renewal rates. Our success in this area has increased our overall margin on this product and is a contributor to the 2011 revenue increase. Offsetting the increase from maintenance contracts has been a decline in contract services revenue of $364,000 in the first nine months of 2011 compared to the same period in 2010 due to larger service projects in 2010. We have active plans to add to the support services product line with recurring revenue business.

Fiber and Data. This revenue is primarily of a monthly recurring basis and consists of billing for the use of our fiber network and network connections primarily through multi-year contracts with retail business, regional and national service providers and wireless carriers. This product line also includes revenue from all of our business to business communication products and services including our hosted VoIP product along with small-medium business (SMB) retail sales.

Third quarter and year-to-date fiber and data revenue declined $1,889,000 or 14% and $282,000 or 1% respectively, compared to the same periods in 2010.  Results for the third quarter and year-to-date period of 2010 include $3,257,000 and $4,352,000 of non-recurring revenue related to a joint construction project to extend our fiber network. Excluding this non-recurring revenue from 2010, our core recurring fiber and data business would show an 14% growth rate the quarter and year-to-date as compared to the same periods in 2010. Our principle revenue-growth initiatives include:

•	Extending our network to reach additional businesses and wireless carriers;
•	expansion of our business services to new communities and enhancement of our products in these markets;
•	focus on the SMB customer segment; and
•	expansion of our network to new geographies.

We continue to experience strong demand from regional and national service providers and wireless carriers for increased bandwidth and capacity. Our wholesale sales channel continues to leverage our network capabilities, including DWDM, MPLS and Ethernet technology, to lead the market with high-bandwidth data solutions. We expect this demand to continue and have made significant investments in our fiber and broadband network to meet these needs.

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

We also have continued to make investments in our SMB products and services, with the addition of several new collocations to our network and the expansion of our sales force to drive growth in this product line.  We continue to expand our SMB business offerings, which include a wide range of services including: Data, Internet, Voice and VoIP, Hosted Services and Equipment Solutions.

Cost of Sales (excluding Depreciation and Amortization)

Higher equipment sales volume in the third quarter and year-to-date periods of 2011 as compared to the same periods in 2010 drove the 43% and 13% change in cost of sales for those periods. Business Sector cost of sales is composed primarily of equipment material costs. Labor associated with installation work is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Business Sector cost of services (excluding depreciation and amortization) decreased by $1,132,000 or 13% and by $538,000 or 2% in the third quarter and year-to-date periods as compared to 2010. The third quarter and year-to-date period expense changes were substantially impacted by $1,392,000 and $2,157,000, respectively of expenses in 2010 that related to a joint construction project to extend our fiber network which were non-recurring in nature. The other items impacting the change in cost of services for the quarter and year-to-date periods as compared to 2010 include a $302,000 increase for the quarter and a $727,000 year-to-date increase in wages and benefits primarily due to increased staffing levels to support our strategic growth in fiber and data services and a $817,000 increase in the year-to-date period in volume-driven circuit costs supporting increased revenue. These increases were offset by a $124,000 and a $460,000 decrease for the quarter and year-to-date periods as compared to 2010 in contract labor expense primarily within our equipment product line.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained relatively flat in the third quarter of 2011 and increased $710,000 or 7% in the year-to-date period as compared to the same periods in 2010. The year-to-date increases were primarily due to: 1) a increase of $428,000 in commission expense due to sales growth, 2) a $220,000 increase in incentive and bonus plan expense due to favorable operating results thus far in 2011, higher retention and stock-based incentive expense, and a small increase in the number of employees, and 3) a $172,000 increase in corporate costs. This was offset by a $111,000 decline in regulatory fees.

Depreciation and Amortization

Depreciation and amortization expense increased by $136,000 or 9% and $647,000 or 15% in the third quarter and year-to-date periods respectively, compared to the same periods in 2010. We invested $8,738,000 and $14,464,000 in 2009 and 2010, respectively in capital expenditures adding capacity and upgrading our network supporting our strategic plan to grow services revenue. We will continue to experience increases in depreciation for the next few years as we invest in our fiber network. Our network constitutes the majority of our asset base and the related assets are depreciated over 12 to 25 years.

Amortization expense of $88,000 in the third quarter and $265,000 year-to-date is the same as it was in 2010 and is related to intangible assets acquired with our CP Telecom acquisition in 2009.

Telecom Sector

The following table provides a breakdown of the Telecom Sector operating results.

TELECOM SECTOR

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Operating revenue before intersegment eliminations
Local Service	$3,534	$3,832	-8%	$10,822	$11,528	-6%
Network Access	5,512	5,812	-5%	17,088	17,791	-4%
Long Distance	717	800	-10%	2,173	2,420	-10%
Broadband	5,101	4,857	5%	15,245	13,825	10%
Directory	845	912	-7%	2,563	2,717	-6%
Bill Processing	1,330	1,148	16%	2,917	2,725	7%
Intersegment	404	562	-28%	1,220	1,459	-16%
Other	421	744	-43%	1,284	1,605	-20%
Total Telecom operating revenue	$17,864	$18,667	-4%	$53,312	$54,070	-1%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$17,460	$18,105		$52,092	$52,611
Intersegment	404	562		1,220	1,459
	17,864	18,667		53,312	54,070

Cost of services (excluding depreciation and amortization)	7,844	8,539	-8%	23,540	24,252	-3%
Selling, general and administrative expenses	2,919	3,185	-8%	9,035	9,168	-1%
Depreciation and amortization	4,101	3,881	6%	12,137	11,772	3%
Total Telecom costs and expenses	14,864	15,605	-5%	44,712	45,192	-1%

Operating Income	$3,000	$3,062	-2%	$8,600	$8,878	-3%

Net income	$1,787	$1,818	-2%	$5,102	$4,998	2%

Capital expenditures	$2,440	$1,688	45%	$6,615	$6,209	7%

Key metrics
Business access lines	23,378	24,468	-4%
Residential access lines	25,329	28,028	-10%
Total access lines	48,707	52,496	-7%
Long distance customers	32,730	34,459	-5%
Digital Subscriber Line customers	19,749	19,642	1%
Digital TV customers	10,503	10,301	2%

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

Local service revenue declined by $298,000 or 8% and $706,000 or 6%, respectively in the third quarter and year-to-date periods as compared to the same periods in 2010. Over the past two years we have realized residential line loss rates of 10% - 11% while experiencing a business customer line loss of 4% which continue to be impacted by wireless substitution and intensified competition in our marketplace. Growth in business hosted VoIP services has partially offset the decline of traditional voice services by $20,000 and $166,000 in the quarter and year-to-date periods as compared to last year.

Our efforts to retain access lines center around marketing a competitive broadband service bundle, increasing customer loyalty, providing exceptional, local customer service and offering more value to our customers. Over 45% of our customers subscribe to our Select bundles, which include local phone service and long distance as well as a variety of features and broadband options including: DSL, high-speed internet, and digital TV.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Our industry continues to experience access line loss driven by increased competition from wireless carriers and cable TV providers as technological developments in features, applications, network capacity and economies of scale improve, providing our customers alternatives to the traditional local telephone service we provide. Future changes to the regulatory environment may have a significant impact on this revenue stream and while we cannot predict the impact of future developments we believe network access revenue will continue the gradual decline we have experienced during the past few years.

Network access revenue declined by $300,000 or 5% and $703,000 or 4% in the third quarter and year-to-date periods compared to the same periods in 2010. Loss of access lines has impacted overall minutes-of use on our network, end-user based revenue streams and settlements received from nationally administered pools. An additional impact to 2011, and to a greater extent on 2012, is the decline in traffic sensitive interstate rates which went into effect as July 1, 2011.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $83,000 and $247,000 in the third quarter and year-to-date periods compared to 2010 equating to a 10% decline in both periods. The customer loss rate in our long distance base was 5% in the third quarter, consistent with loss rates experienced in 2010. Our declining customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve are the factors for the decline.

Broadband. We receive monthly recurring revenue for a variety of residential and business broadband data network services. Broadband services include: DSL service, Internet service, digital TV services, and business Ethernet and other data services.

Broadband revenue grew by $244,000 or 5% in the third quarter and $1,420,000 or 10% in the year-to-date period as compared to the same periods in 2010 due to business data service offerings such as Ethernet and on-going growth in our digital TV and DSL product lines. Revenue from digital TV services has increased by $176,000 or 13% and $625,000 or 16% in the third quarter and year-to-date periods of 2011 compared to the same periods in 2010. This growth is driven by several factors including a rate increase implemented in March 2011, the continued expansion of enhanced services including Digital Video Recorder (DVR) services and High Definition (HD) within our IPTV capable communities and a 2% increase in our subscriber base from one year ago.

Revenue from our DSL product grew $66,000 or 3% and $239,000 or 4% in the third quarter and year-to-date periods of 2011, respectively compared to the same periods in 2010. Our DSL customer base has declined from prior year growth rates as our markets mature due to successful market penetration and intensifying competition. Business data services have remained relatively unchanged for the third quarter and have grown by $574,000 or 23% during the first nine months of 2011 compared to the same period in 2010 benefiting from a contract to provide broadband services to a consortium of schools in south central Minnesota beginning July 1, 2010.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) decreased by $695,000 or 8% and $712,000 or 3% in the third quarter and year-to-date periods of 2011, respectively, compared to the same periods in 2010.

The quarterly and year-to-date decreases as compared to the same periods in 2010 were primarily due to: 1) a $380,000 decrease for the quarter and a $443,000 year-to-date decrease in bad debt expense which are attributable to expense accrued in 2010 related to uncertainty of collectability from a large customer, 2) a $246,000 for the quarter and a $369,000 year-to-date decrease in wages and benefits, 3) a $149,000 decrease for the quarter and a $181,000 year-to-date decrease in directory expense which correlates to the decline in directory revenue and 4) a $128,000 decrease for the quarter and a $302,000 year-to-date decrease in long distance access expenses. The expense declines noted above were partially offset by an increase in programming costs of $66,000 for the third quarter and $201,000 for year-to-date 2011 compared to the same periods in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $266,000 or 8% and $133,000 or 1% in the third quarter and year-to-date period as compared to the same periods in 2010. Significant savings in legal fees of $273,000 and $413,000 for the quarter and year-to-date period, respectively as compared to the prior year periods, have helped to offset slight growth in wages and benefits along with an increase in corporate costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $220,000 or 6% and $365,000 or 3% in the third quarter and year-to-date periods respectively, compared to the same periods in 2010. These increases are primarily due to our continued investment to support broadband and infrastructure enhancements.

Net Income

Net income for the third quarter declined 2%, however reported net income for the 2011 year-to-date period represents a 2% increase in net income over the comparable periods in 2010.

Consolidated Results

Interest Expense

Consolidated interest expense increased 32% in the three months ended September 30, 2011 and decreased 7% in the nine months ended September 30, 2011 compared to the same periods in 2010. The quarterly increase is driven by an adjustment of $310,000 to record amortization expense of debt fees relating to the expiration of our previous debt agreement. Excluding the adjustment in the third quarter of 2011, interest expense for the quarter increased $49,000 over the same period in 2010. The refinancing took place approximately halfway through the third quarter of 2011.  The year-to-date interest expense decrease is due to lower debt holding levels on an intra-quarter basis, lower interest rates and the implementation of interest rate protection strategies. The outstanding balance of our debt obligations (long-term and current portion) has decreased $1,378,000 from $121,983,000 at September 30, 2010 to $120,605,000 as of September 30, 2011. The September 30, 2011 debt balance is $1,646,000 higher than the December 31, 2010 balance of $118,959,000. For periods within the first nine months of 2011, the outstanding debt balance was lower than the quarter-end balance, contributing to the year-to-date interest expense reduction.

Income Taxes

Our effective income tax rate for the third quarter of 2011 and 2010 was 39.1% and 4.3%, respectively. The effective tax rate in 2011 and 2010 was impacted by the releases of income tax reserves and associated interest of $63,000 and $1,919,000, respectively. Without the release of income tax reserves and associated interest the effective tax rate would have been 40.5% in 2011 and 40.6% in 2010. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) was $164,392,000 at September 30, 2011, reflecting 27% equity and 73% debt. This compares to a total capital structure of $160,263,000 at December 31, 2010, reflecting 26% equity and 74% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.77 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, borrowings available under our credit facility and other internal and available external resources. Our primary uses of cash include capital expenditures, business development, debt service, temporary financing of trade accounts receivable and the payment of potential dividends.

We employ an extended term payable financing arrangement within our Business Sector for the equipment provisioning portion of our equipment product line and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $12,631,000 and $8,254,000 as of September 30, 2011 and December 31, 2010, respectively, is not considered to be part of our capital structure and has been excluded from the amounts above.

Our primary source of liquidity continues to be from internal operations of our business. We have invested in capital expenditures, paid interest, taxes, dividends and other obligations, while our debt balance (current and long-term portion) remained relatively consistent (i.e. $120,605,000 September 30, 2011; $118,692,000 June 30, 2011; $118,959,000 December 31, 2010). We have not changed our equity capitalization and equity was not a source of liquidity during this period. Our liquidity situation has been similar since our acquisition of Enventis in December 2005.

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

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. As of September 30, 2011 we were in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our senior debt agreement will be the sole external source of financing, and serve to augment the substantial levels of internal financial support provided by our successful operations.

Cash Flows

The following table summarizes our cash flow:

	Nine Months Ended September 30
(Dollars in thousands)	2011	2010
Net cash provided by (used for):
Operating activities	$24,798	$12,906
Investing activities	(14,012)	(15,633)
Financing activities	457	407
Increase (decrease) in cash and cash equivalents	$11,243	$(2,320)

Cash from operating activities represents the amount of cash generated by our business operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations was $24,798,000 in the first nine months of 2011 compared to $12,906,000 in 2010. Receipt of routine tax refunds related to the benefit of bonus depreciation permitted by legislation signed in 2010 is the primary contributor to the increase in cash provided by operating activities.

As we continue to enhance, extend and upgrade our network and service offerings our capital spending has been invested in success-based capital projects along with maintenance capital projects to sustain our current revenue streams. Capital expenditures in the first nine months of 2011 are $2,212,000 less compared to the same period in 2010 primarily as a result of timing. Excluding the reimbursements for the Broadband Stimulus Grant, capital expenditures in 2011 are expected to range from $20,500,000 to $24,000,000 which is similar to capital spending in 2010.

Financing activities primarily consist of payments on our outstanding debt and our quarterly dividends. Cash provided by financing activities was $457,000 in the first nine months of 2011 compared to $407,000 in 2010. On August 11, 2011 we entered into a $150,000,000 credit agreement with a syndicate of banks which replaced our previous credit facility. The proceeds were used to repay the outstanding obligations under the previous credit facility, and pay fees and expenses associated with the new credit facility. Our long and short-term debt of $120,605,000 as of September 30, 2011 is $1,646,000 higher than the year-end balance and $1,913,000 higher compared to the previous quarter. Due to the timing and volume of equipment orders in our equipment product line, there was a $4,377,000 increase in our extended term payable in the first nine months of 2011 compared to a $3,025,000 increase in the first nine months of 2010.

Extended-Term Payable

The Business Sector utilizes an $18,000,000 wholesale financing agreement with a financing company to fund the equipment provisioning portion of the equipment product line from certain approved vendors. Advances under the financing arrangement are collateralized by the accounts receivable and inventory of the Business Sector and a guaranty from the parent company. The parent company funds full payment of the balances due under the financing agreement within standard terms or when required by certain collateralization conditions within the agreement. The agreement provides 60-day, interest-free payment terms for inventory purchases and can be terminated at any time by either party. The balance outstanding under the financing arrangement increased from $8,254,000 at December 31, 2010 to $12,631,000 at September 30, 2011 due to recent increases in equipment sales activity. These balances are classified as current liabilities in the accompanying balance sheets and are not considered part of our debt financing.

Long-Term Debt Obligations

Our long-term obligations as of September 30, 2011 were $119,169,000 excluding current maturities of $1,200,000 on debt and $236,000 on capital leases. Long-term obligations as of December 31, 2010, were $114,067,000 excluding current maturities of $4,550,000 on debt and $342,000 on capital leases.

On August 11, 2001, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,965,000 available to borrow as of September 30, 2011; $35,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component.

The term loans are structured in a Term Loan B facility. The outstanding principal balance of Term Loan B is $120,000,000 as of September 30, 2011.  Under the terms, we are required to make quarterly principal payments of $300,000 beginning December 31, 2011.  There was no outstanding principal balance under the revolving credit component as of September 30, 2011 and the revolving credit component does not require quarterly principal payments.  Any remaining amounts outstanding on the revolving credit component and Term Loan B will be due at maturity on December 31, 2016.

Under the credit facility, interest is payable based on a LIBOR or base rate plus an applicable margin. Margins under the credit facility range from 150-225 basis points on base rate loans and 250-325 basis points on LIBOR rate loans and are dependent on the leverage ratio of HickoryTech.  As of September 30, 2011, we are subject to a 200 basis point margin on base rate loans and a 300 basis point margin on LIBOR rate loans. In addition, we are eligible to receive periodic patronage refunds from three of the nine banks in the lending syndicate. We record patronage refunds as an offset to interest expense.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. Specifically, the maximum leverage ratio is not to exceed 3.50 through December 31, 2012. Our leverage ratio as of September 30, 2011 was 2.77. The second financial ratio, the debt service coverage ratio, must not be less than 2.5 during the term of the agreement. Our debt service coverage ratio as of September 30, 2011 was 7.46. The credit facility includes new allowances for continued payment of dividends and common stock repurchases and eliminates a specific capital expenditures limitation which was in place in our previous facility.

Our obligations under the credit facility are secured by a first-priority lien on  the property and assets, tangible and intangible, of HickoryTech and its current subsidiaries totaling $216,810,000, which includes total assets except for the Business Sector accounts receivable and inventory. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions over specified maximum values.

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest rate debt, and covering 60% of our debt. The table below provides details surrounding the effective interest rate swap agreements.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

Working Capital

Working capital (i.e. current assets minus current liabilities) was $20,213,000 as of September 30, 2011 compared to working capital of $8,731,000 as of December 31, 2010, The ratio of current assets to current liabilities was 1.55 and 1.29 as of September 30, 2011 and December 31, 2010. The primarily reason for the increase in working capital is our strategy of holding higher levels of cash on hand in 2011.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1. Basis of Presentation and Consolidation - “Recent Accounting Developments.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2011, our interest expense would have increased $43,000.

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

Item 1A.  Risk Factors.

Except as noted below there have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

During the third quarter of 2011 we have taken several actions which have mitigated risks identified in our Annual Report on Form 10-K under the section heading, “Risks Related to Our Indebtedness and Our Capital Structure.”  In August of 2011 we completed a new debt financing agreement which provides an aggregate credit facility of $150,000,000 with a term through December 31, 2016. In September of 2011 three interest-rate swap agreements became effective, fixing the LIBOR rate portion of the interest rate on 60% of our long-term debt. See Note 10 to the Notes of our Consolidated Financial Statements and the Liquidity and Capital Resources section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our financial derivative instruments and our long-term debt obligations.

In its meeting on October 27, 2011, the FCC has ordered changes in the Inter-Carrier Compensation and Universal Service Funding regimes. Some of these changes were introduced in the National Broadband Plan and in the NPRM issued by the FCC on February 8, 2011 while others have been the result of public input. Further, it also appears that substantive portions of the new rules contemplated have been deferred into another Further Notice of Proposed Rulemaking (FNPRM). As of this writing, the actual text of the FCC’s October 27, 2011 Order and FNPRM has not yet been published.  We cannot estimate the impact of the yet unpublished changes and we cannot predict the outcome of any FCC rulemaking or pending legislation regarding our Inter-Carrier Compensation or Universal Service Funds we receive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2011, we announced that our board of directors authorized a stock repurchase plan to repurchase up to $3,000,000 of our common stock. During the quarter ended September 30, 2011, we acquired and retired 36,248 common shares. Details of the 2011 transactions are below:

			Maximum Dollar Value
	Total Number of	Average Price Paid	that May Yet be Purchased
Transactions	Shares Purchased	per Share	under Plan
Balance, July 1, 2011			$3,000,000
September 23, 2011	7,100	$9.03	2,935,887
September 26, 2011	9,716	8.94	2,849,007
September 27, 2011	9,716	8.77	2,763,832
September 28, 2011	9,716	9.06	2,675,820
Balance, September 30, 2011	36,248	$8.94	$2,675,820

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

Dated: November 2, 2011
HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer