Form 10-K
period 2011-12-31
HICKORY TECH CORP
filed 2012-03-07
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal period ending December 31, 2011

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
Yes ☐  No ☑

The number of shares of the registrant's common stock, no par value, outstanding as of March 1, 2012 was 13,409,941. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was $145,264,767 based on the closing sale price of $11.88 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 (“Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	73

SIGNATURES

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2011 Annual Report on Form 10-K (“Report”) and other documents filed by HickoryTech Corporation under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors” beginning on page 14.

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

Company Overview and History

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider serving business and residential customers in the Upper Midwest. With headquarters in Mankato, Minnesota, HickoryTech has a five-state fiber network spanning more than 3,250 route miles with facilities-based operations across Minnesota and into Iowa, North Dakota, South Dakota and Wisconsin. Enventis provides business Internet protocol (“IP”) voice, data and video solutions, MPLS networking, data center and managed hosted services and communication systems. HickoryTech delivers broadband, Internet, digital TV, voice and data services to businesses and consumers in southern Minnesota and northwest Iowa. We currently operate in three segments: (1) Fiber and Data, (2) Equipment and (3) Telecom. The Company trades on the Nasdaq Stock Exchange, symbol: HTCO.

Our purchase of Enventis Telecom on December 30, 2005 provided the base for what today is our Fiber and Data and Equipment Segments. This portion of our business serves customers across a five-state region with IP based voice, transport, data and network solutions, managed services, equipment, network integration and support services. Through our regional fiber network we provide wholesale fiber and data services to regional and national service providers, including interexchange and wireless carriers. We also specialize in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses (“SMB”), primarily in the Upper Midwest. Residential customers are not targeted by the Fiber and Data or Equipment Segments.

Our Telecom Segment provides residential and business services including: high-speed Internet, broadband services, digital TV and voice services in its legacy telecom markets. Telecom is comprised of the operation of local telephone companies or incumbent local exchange carriers (“ILEC”) and the operation of a competitive local exchange carrier (“CLEC”). Originally, our company consisted of the operation of a single ILEC which began in 1898. In 1985, we formed HickoryTech Corporation as a holding company for our current ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides the competitive services of local service, long distance, high-speed Internet access, Digital Subscriber Line (“DSL”) and digital TV. All of our Telecom operations are operated as one integrated unit. Our ILECs and CLEC are the primary users of the services provided by our subsidiary, National Independent Billing, Inc. (“NIBI”). NIBI activities are of strategic value to us primarily because of the billing and support services it provides to all our companies. NIBI also sells its services externally to other companies in the communications industry. The goals, objectives and management of the NIBI product line are closely aligned with, and its operating results included with, those of our Telecom Segment.

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2011, 2010 and 2009.

Our operations are conducted through the following nine subsidiaries:

Fiber and Data and Equipment Segments
•	Enventis Telecom, Inc. (“Enventis”)
•	Enterprise Integration Services, Inc. (“EIS”), formed January 2, 2012
•	IdeaOne Telecom, Inc. (“IdeaOne”), acquired March 1, 2012

Telecom Segment
•	Mankato Citizens Telephone Company (“MCTC”)
•	Mid-Communications, Inc. (“Mid-Com”)
•	Heartland Telecommunications Company of Iowa, Inc. (“Heartland”)
•	Cable Network, Inc. (“CNI”)
•	Crystal Communications, Inc. (“Crystal”)
•	National Independent Billing, Inc. (“NIBI”)

Fiber and Data and Equipment Segments

Through our two business-to-business segments, Fiber and Data and Equipment, we provide integrated data services and fiber based communication solutions including IP-based voice, data and network solutions to business customers in the Upper Midwest. Revenue from these combined segments has exceeded 55% of total Company revenue in two of the last three years and we expect to continue to grow these revenue streams.

Fiber and Data Segment

Product portfolio includes:
•	Fiber, data and internet
•	Voice and Voice over IP (“VoIP”)
•	Managed and hosted services
•	Data center services

We own or have long-term leases to approximately 2,175 fiber route miles of fiber optic cable, including 225 miles acquired with the IdeaOne acquisition completed on March 1, 2012 and have extensive metro fiber optic rings that directly connect the network with businesses (e.g. interexchange carriers, wireless carriers, retail, health care, government and education customers, etc.). Additional local fiber rings connect our network to local telephone central offices along with the Telecom Sector network which has 1,155 fiber optic miles. These connections allow us to utilize other communication providers’ connections when company owned facilities are not available. We also serve customers through interconnections that are leased from third party service providers (commonly referred to as “the last mile”) or when feasible and profitable we build the last-mile fiber connection to the building, tower or business customer premise.

Our product portfolio includes SingleLink® Unified Communications (“SingleLink”), a hosted or managed IP communications service which includes local and long distance voice, business IP telephony via a hosted IP private branch exchange, unified messaging and dedicated Internet access. The SingleLink solution is primarily targeted at SMB customers but also has enterprise customer applications. In August 2009, we acquired Computer Pro Inc., dba CP Telecom, to enhance our SMB customer base, expand our business product portfolio and further develop our agent sales channel. The operations of CP Telecom have been integrated within our Fiber and Data Segment. CP Telecom is no longer an operating subsidiary nor a marketing brand as a stand-alone entity.

On March 1, 2012, we acquired IdeaOne Telecom Group, LLC, a metro fiber network provider in Fargo, North Dakota, for $28,000,000, with routine adjustments for capital expenditures and working capital. IdeaOne provides data networking, Internet, colocation, phone and hosting services to approximately 3,600 customers in the Fargo area. The acquisition added 225 fiber route miles to HickoryTech’s regional network. The fiber network facilities, which extend to 650 on-net fiber-lit buildings, include multiple 10 GB fiber rings, ethernet capabilities, soft-switching infrastructure, and colocation services. The operations will be integrated with our Fiber and Data Segment.

We have authority to operate from the public utility commissions in the majority of states in the U.S. for interexchange carrier (private line or long distance) services and, where necessary, has or is seeking authority in states to provide regulated services to augment our VoIP services. Our services compete directly with other ILECs, cable companies and communications providers in the areas we operate.

We have Minnesota offices located in: Minneapolis, Duluth and Rochester and operates data centers in Edina, Duluth and Mankato. We also have an office located in the Des Moines, Iowa area and will retain the IdeaOne office in Fargo, North Dakota.

Equipment Segment

Product portfolio includes:
•	Equipment solutions
•	Total care support and monitoring
•	Professional services

We have a leading market relationship with Cisco Systems, Inc. and are certified by Cisco as a Gold Partner with a master level Unified Communications accreditation. The relationship with Cisco Systems, Inc. is a strategic partnership between Cisco (as the supplier) and EIS (as the distributor). We provide converged IP services that allow all communications (e.g. voice, video and data) to use the same IP data infrastructure. Equipment solutions include: TelePresence, Unified Communications, Data Center and Virtualization, Professional Services, Total Care and Security. Our employees supporting our equipment segment are primarily based out of our office located in Plymouth, Minnesota.

Telecom

The Telecom Segment provides local telephone service, long distance, calling features, DSL, Internet, digital TV, data services and a phone book directory to residents and businesses in our legacy markets. As an auxiliary business, the data processing services of NIBI are also included within this Sector.

Telecom includes three ILECs: MCTC, Mid-Com and Heartland. MCTC and Mid-Com provide telephone services in south central Minnesota, specifically the Mankato, Minnesota region, and 11 rural communities surrounding Mankato. Heartland, our third ILEC, provides telephone services for 11 rural communities in northwest Iowa. In total, there are 23 ILEC exchanges within this Segment. Also included is a CLEC, Crystal, which provides competitive services in south central Minnesota and near Des Moines, Iowa. There are eight Minnesota CLEC exchanges and two Iowa CLEC exchanges.

NIBI, an auxiliary part of this Segment, provides data processing and related services for our affiliated companies, as well as for other ILECs, CLECs, interexchange network carriers, wireless companies and cable TV providers throughout the United States and Canada.

We own and operate a 1,075 mile fiber optic network and facilities in Minnesota and Iowa. These facilities are used to transport voice, data and video services between our exchanges, to connect customers to interexchange carriers and to provide service directly to end users. This network is interconnected with our 2,175 fiber mile network in the Fiber and Data Segment. We operate an unregulated carrier company, CNI, to administer part of this southern Minnesota fiber network. Our Minnesota ILECs and CLEC are the primary users of these fiber optic cable facilities.

We derive our principal revenue and income from local services (voice) charged to subscribers in our service area, network access services charged to interexchange carriers and the operation of a toll tandem-switching center in Mankato, Minnesota. The local and interexchange services for our telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. We provide interexchange telephone access by connecting the communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end-users through our switched networks or private lines.

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

Strategy

Our vision is to be the leader in connecting business and consumers with advanced, integrated communications solutions in the regions we serve. In 2009, we established a long-term growth strategy for our company and have since been implementing this plan. This growth plan includes making strategic investments to significantly grow our Fiber and Data Segment (business-to-business and wholesale customers) while continuing to focus on the growth of broadband services and the profitability of our Telecom Segment. We have committed to expanding our fiber network as part of this growth plan. In 2010, we increased bandwidth capacity on our core network, expanded our fiber network to Sioux Falls, South Dakota, and Fargo, North Dakota, and increased network capacity to our Des Moines, Iowa facilities. In 2011, we continued to expand our fiber footprint through our Greater Minnesota Broadband Collaborative Project, backed in part by the receipt of a $16,800,000 broadband stimulus grant. While we realize there is some risk in this strategy (see “Risks Related to Our Business”), we believe this plan could generate long-term success for us and increase shareholder value. This success depends on the following strategies:

•
Execute on our local telecom market strategy; grow broadband services. We will continue to leverage our strong reputation in our legacy telecom markets and offer a competitive, multi-service bundle of voice, high-speed Internet and digital TV in the majority of our markets. We will focus on growing our broadband services and increasing advanced services penetration. We will manage the decline in Telecom network access and local service revenue by leveraging our strong brand and community presence, offering value-added services and local customer service as a competitive differentiator.

•
Grow monthly recurring revenue services through business-to-business sales. Our focus remains on supporting business customers ranging in size from small to large enterprise businesses and wholesale customers. We offer a wide array of data, Internet, voice and VoIP, and equipment support services. We believe we have created a competitive advantage by utilizing a consultative sales approach and developing innovative and flexible solutions for our customers. We will expand our retail business focus through the expansion of our local fiber network into metro cities in which we believe we can offer competitive services and take market share. We are able to do this by utilizing our IP expertise, leveraging our extensive fiber network and offering a full complement of high-quality products and services.

•
Deploy advanced communications technologies. We have and will continue to upgrade our networks to take advantage of the fastest growing areas of technology including advanced, high-bandwidth capabilities and the expansion of our network for wholesale and retail customers, Fiber-to-the-Tower (“FTTT”) services for wireless carriers and last mile fiber builds to data centers and business customer premises. We believe our technical capabilities and the use of VoIP technologies combined with our support offering will allow us to attract and maintain customers by providing proactive monitoring and deployment of these services. Our enhanced SingleLink product, which provides customers with a single, centrally managed and hosted VoIP-based communications system, allows businesses to leverage the powerful benefits of integrated IP communications without the time and capital necessary for on-premise solutions.

•
Maintain stable cash flows from operations and disciplined capital spending. The majority of our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and support product lines that will over time generate cash flow well in excess of capital expenditure needs. We have allocated resources to maintain and upgrade our network while focusing on optimizing returns by completing strategic capital outlays that will make our network more efficient and cost effective.

•
Grow through select strategic growth initiatives that fit our current strategic initiatives. We will continue to invest in organic growth opportunities to expand our network to new markets and customers and develop new products which are complementary to our business portfolio. We also intend to pursue a disciplined process of evaluating selective acquisitions of businesses which fit our focus areas and growth strategy.

Revenue Sources

We currently divide our company operations into three segments for reporting: (1) Fiber and Data, (2) Equipment and (3) Telecom. The following table summarizes our primary sources of revenue within these three segments for the past three years:

For Year Ended December 31	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fiber and Data	$45,149	28%	$44,685	28%	$31,247	22%
Equipment:
Equipment	39,816	24%	39,406	24%	27,857	20%
Support Services	9,116	5%	8,138	5%	9,579	7%
Telecom:
Local Service	14,363	9%	15,288	9%	16,163	12%
Network Access	22,489	14%	23,150	14%	24,157	17%
Broadband	20,371	12%	18,832	12%	17,028	12%
Long Distance	2,892	2%	3,185	2%	3,791	3%
Other	9,342	6%	9,563	6%	9,280	7%
Total Revenue	$163,538	100%	$162,247	100%	$139,102	100%

Fiber and Data

We service wholesale, enterprise and small-to-medium business customers with high-speed communications products supported by our extensive statewide fiber network and community access rings supported by a 24x7x365 network operations center. With our experience and communication expertise we are able to provide standard and customized network solutions which can be extended beyond our network to provide end-to-end national connectivity. This revenue stream is primarily based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers building a solid monthly recurring revenue base. The Fiber and Data Segment also includes revenue from our SingleLink services and voice, data and Internet services sold to SMB business customers in several metropolitan markets.

Equipment

Equipment — We are a Master Unified Communications and Gold Certified Cisco partner providing Cisco equipment solutions and support for a broad spectrum of business customers. Our equipment solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and data center solutions. Equipment sales are non-recurring in nature making this revenue dependent upon new sales from existing and new customers.

Support Services — We provide a complete array of products and services to support the Cisco equipment sold to business customers including professional services, maintenance, total care support and security. Professional services include network assessments, planning, design, implementation and training. Maintenance contracts (“Smartnet” contracts) are offered in collaboration with Cisco systems. Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure. We also offer security solutions combining leading network security products with our experience and expertise in integrated communications systems.

Telecom

Local Service — We receive recurring revenue for local phone services which enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from numerous calling features. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls from their wireless subscribers.

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

Broadband — We provide a variety of broadband services on a monthly recurring basis to our end-user customers. This includes residential and business DSL access, high-speed Internet, digital TV and business Ethernet or data services. Our broadband services reflect our strategy to offer competitive integrated communication services and money-saving bundles to customers within our Telecom service area.

Long Distance — Our end-user customers are billed for toll or long distance service on either a per call or flat rate basis. This also includes the provision of directory assistance, operator service and long distance private lines.

Other — We generate revenue from directory publishing, customer premise equipment sales, bill processing, and add/move/change services. Our directory publishing revenue is monthly recurring revenue from businesses for yellow page advertising. Our bill processing revenue is earned through a combination of monthly recurring revenue generated from providing data processing as a service to other communication service providers (wireline/wireless), software license fees, and integration services revenue.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify as consolidation and mergers occur with communication companies. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, several of our competitors have consolidated with other communications providers. The combined companies are generally larger, have more financial and business resources and have greater geographical reach to provide services. Our competitive advantages include: our strong commitment to the communities we serve and knowledge of these markets, experienced and local customer support and more flexible communications solutions than our larger competitors.

Fiber and Data

We offer wholesale fiber and data services including network transport services, Multi-Protocol Label Switching (“MPLS”), dedicated Internet access and Ethernet services. In our wholesale customer segment, we compete with regional and national carriers, cable companies and wireless service providers. During the past few years there has been a noticeable increase in fiber network construction by communications carriers and private entities which may directly compete with our existing fiber facilities. Our products and services in the SMB market segment compete with large telecom ILECs, business CLECs and cable companies for voice and data services. We differentiate ourselves with our extensive services and product portfolio, strategic location of our regional fiber network and network interconnections.

Equipment

Our Equipment Segment competes with a variety of business service providers including: equipment providers or Value Added Resellers ("VARs"), network providers, and data hosting service providers. Aggressive competition exists in all product areas, and specifically within the equipment sales of our product portfolio. We are a Gold Certified Cisco Partner, a Master Unified Communications Partner and maintain approximately 150 Cisco certifications which demonstrate our expertise and provides us favorable pricing. Competition also comes from an emerging class of services under the heading of IaaS (“Infrastructure as a Service”) that will impact customer procurement of equipment now and in the future.

Telecom

Competition in our Telecom Segment has intensified within the past several years for end user services, such as: voice, broadband and transport services. We compete with cable providers, wireless providers, competitive telephone companies, long distance carriers, satellite providers, Internet Service Providers (“ISPs”) and VoIP providers. We are closely connected to the communities we serve and focus on providing outstanding local customer support and competitive money-saving bundles, which allow our customers to select the features, speeds and channels they desire.

We expect to face increased competition from wireless carriers as technological developments in wireless features, applications, network capacity and economies of scale improve, providing our customers with alternatives to the traditional local telephone and broadband services we provide. Additionally, as consumers look to reduce expenses, they may be more inclined to discontinue their land line and maintain only a wireless phone or broadband service.

We also compete with companies that offer private lines in lieu of our switched voice services. Additionally, services provided by companies utilizing other Internet, wireline or wireless technologies permit the bypass of our local exchange network. These alternatives represent a potential threat to our local service and network access revenue.

Competition exists for the interexchange carriers’ services we provide, such as dedicated private lines, network switching and network routing. Our provision of these services is primarily month-to-month ordered from a tariff, which is a schedule of terms, rates and conditions approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services and as they make network rearrangements, our Telecom revenue may be reduced.

NIBI competes with approximately 20 other companies in North America that provide data processing and related services to communications providers. Competition is based primarily on price, service and support.

Network Facilities

Our fiber network is one of the most extensive in Minnesota encompassing approximately 3,250 fiber route miles (includes owned and leased fiber miles). Our network is DWDM/SONET based throughout the state, has metro rings in the major business centers and reaches more than 75% of Minnesota’s population. We have made significant investments in our network during the last several years adding technological augmentations such as 10G DWDM and Ethernet along with an MPLS/IP-based platform. Complementing our base network with Ethernet and IP-based services allows us to provide services such as Switched Ethernet, VoIP, MPLS, and IP-based digital TV services. We continually upgrade bandwidth capacity across our network through tactics such as migrating our DWDM platform to 10.0 gigabits, decentralizing our central office through use of new hubs and using fiber to the home and business in targeted new construction areas.

Interconnection agreements with local, regional, national and global carriers allow us to extend our network and provide complete solutions for companies nationwide, and broaden the availability of our hosted communications service, SingleLink. We maintain a 24x7x365 level of support to our network customers through our Network Operations Center, located in Mankato, Minnesota.

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. A majority of the equipment sold within our Equipment Segment is supplied by Cisco. Our Telecom Segment relies upon one vendor to supply a key piece of equipment to support our digital TV product in markets that do not utilize our IPTV platform. We are currently working with other vendors to potentially supply this equipment. Our central office switches are supplied by Avaya. Avaya and Cisco are leading suppliers of communications and data equipment.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on our company can be predicted at this time. Regulation can change rapidly in the communications industry and these changes may have an adverse effect on us in the future. See “Risk Factors — Risks related to Regulations” on pages 17 to 19 for a further discussion of the risks associated with regulatory change.

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

Crystal, Enventis and IdeaOne are CLECs. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions. Our CLECs provide services with less regulatory oversight than our ILEC companies.

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

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks by an interexchange carrier. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits which connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates, which are billed to other carriers, are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a subscriber line charge as a flat rate on end user bills. The lower per-minute of-use access rate combined with overall lower minutes of use on our network due to competition has resulted in a decrease in network access revenue, which may continue. Traffic sensitive interstate rates are established every two years and were last established in June 2011 for the period from June 30, 2011 through July 1, 2013.

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

The FCC released the National Broadband Plan in April 2010 recommending significant changes in the Access Charge policy and processes. This was followed on November 18, 2011, by FCC order 11-161, with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path toward a “Bill & Keep” regime where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier

While these rules may be altered based on ongoing petitions for reconsideration and are being challenged through appeals in Federal Appellate courts, we are evaluating them for impact on our companies. Unless the rules are changed, they would force a substantial reduction of our terminating intercarrier compensation, including intrastate and interstate access charges, over the next nine years and provide for certain support mechanisms and end user charges as a means of offsetting compensation.

FCC order 11-161 also addressed the applicability of access charges on VoIP traffic and provided some structure to mitigate other arbitrage schemes causing traffic to be unbillable. In recent years, interexchange carriers and others have become more aggressive in disputing interstate carrier access charges and/or the applicability of access charges to their traffic, particularly VoIP traffic. We cannot, however, predict the effectiveness of these rules and cannot estimate the impact.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2011, Telecom carrier access revenue represented approximately 14% of our operating revenue, consistent with year-end 2010.

Universal Service

The Federal Universal Service Fund was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The Telecommunications Act of 1996 required explicit Federal Universal Service Fund mechanisms and enlarged the scope of universal service to include four distinct programs:

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

In its Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime. Under the National Broadband plan and in FCC 11-161, the mandate for ubiquitous service is shifted from voice so that broadband availability will become a key outcome of the program. These rules are subject to petitions for reconsideration as well as court appeals. If they remain in place, they call for rates to end users to increase dramatically and establish a new federal subsidy program to recover a portion of revenues lost to decreased intercarrier compensation.

Federal Universal Service Fund high cost payments were previously only available to ILEC and CLEC’s that have been designated as Eligible Telecommunications Carriers (“ETC”) by a state commission. Support for CLEC ETC’s will sunset over 5 years under FCC 11-161. Each of our ILECs has been designated as an ETC, however, none of our CLEC’s have requested ETC certification or received USF support.

All ETCs must certify annually to USAC or their appropriate state regulatory commission that the funds they receive from the Federal Universal Service Fund are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. Order 11-161 expands the information that must be reported to the State Commissions to include information on broadband as well as voice services. To some extent, these levels of scrutiny put our receipt of Federal Universal Service Fund payments at risk each year.

For the year ended December 31, 2011, we received an aggregate of $5,433,000 from the Federal Universal Service Fund, consisting of $2,618,000 for a combination of high cost loop support and local switching support, and $2,815,000 of Federal common line support. Our net Universal Service funding in 2011 comprised 3% of our total revenue for the year. We receive no State Universal Service funding.

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

The unbundling requirements of the Telecommunications Act of 1996 have been some of the most controversial provisions of the Act and the rules implementing them have been revised by the FCC over the years. While our ILECs have not been required to unbundle their networks, our CLEC operating entities have taken advantage of the unbundling and colocation requirements and currently purchase both products in territories served by CenturyLink.

National Telecommunications and Information Administration’s Broadband Technologies Opportunity Program

The Broadband Technology Opportunities Program (BTOP) is a grant program funded through the American Recovery and Reinvestment Act of 2009. BTOP is administered by the National Telecommunications and Information Administration (NTIA) within the U.S. Department of Commerce and is intended to accelerate broadband deployment in unserved and underserved areas. We were awarded a grant under this program in 2010 to fund construction of 430 route miles of fiber network. We expect the total cost of the project to be $24,000,000. The Federal portion of the cost is 70%, or up to $16,800,000 and our portion is 30%, or $7,200,000. As a recipient of this award, we are responsible for ensuring that the project is successfully implemented as approved and administered in compliance with BTOP requirements. The award is subject to U.S. laws and regulations, including the Recovery Act, which requires an increased level of transparency and accountability in use of award funds.

Environmental Regulation

We are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. We could be subject to certain environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

Employees

We employ 500 employees, which include employees of IdeaOne, our acquisition which closed on March 1, 2012. The majority of these employees are based in Minnesota. Approximately 290 employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves 99 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in the past 40 years and we consider our labor relations to be good.

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

Risks Related to Our Business

The successful operation and growth of our business depends heavily on economic conditions within our service areas. The vast majority of our customers and operations are located in the Upper Midwest revolving around our fiber footprint servicing Minnesota, Iowa, North Dakota and South Dakota. Adverse economic conditions affect the affordability and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. We cannot predict with certainty the impact to us of any further weakness in the overall economy or credit market.

The communications industry is highly competitive and the level of competition continues to increase. We face increased competition across all markets and customer segments from providers offering competing or alternative services. We expect competition to intensify as a result of new competitors and the development of new technologies, products and services.

Many of our voice and data competitors, such as cable TV providers, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the communications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. We attempt to differentiate our products and services through technology, reputation, customer service, value-added services and price. Increased competition has impacted our profitability in the past and we cannot assure you that it will not continue to impact our profitability in the future.

The federal broadband stimulus program is providing approximately $7.2 billion in financial incentives to companies for the purpose of expanding broadband service in unserved or underserved markets. Financial incentives paid to new or existing competitors could incent them to enter markets where we are already providing broadband service. Recently, we have seen a noticeable increase in fiber network construction by communications carriers and private entities which may directly compete with our existing fiber facilities and we have also realized accelerated market price compression over the past eighteen months as compared to prior trends, regarding certain services in certain markets. This accelerated market price compression is relevant to both business and wholesale customers.  We cannot predict with any certainty whether this accelerated market price compression will continue or taper back to prior trends.

We must adapt to rapid technological change, accurately predict technological trends and successfully introduce new products and services. We are subject to rapid and significant changes in technology, particularly in the areas of VoIP, data transmission and wireless communications, frequent new service introductions and evolving industry standards. Our success also depends, in part, upon our ability to successfully introduce new products and services including:

•	our ability to offer services on terms attractive to our customers,
•	our ability to expand and enhance our broadband offerings,
•
our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers,

•	our ability to provide fiber and data solutions and competitive IP services, including communications and network solutions, and
•	our ability to provide competitive services.

If we fail to anticipate or respond to technological developments, changes in industry standards or customer requirements in a cost-effective and timely manner; our business operating results and financial condition could be materially adversely affected.

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

We expect the cost of obtaining video programming to continue to be one of our largest operating costs associated with providing digital TV service. In recent years the cable industry has experienced rapid increases in the cost of programming. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We are dependent upon equipment vendors to deliver our services and delays in the shipment of equipment or the loss of our principal equipment supplier could significantly impact our operations. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Whether or not any particular acquisition is closed successfully, pursuing acquisitions are expensive and require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. Once a deal is reached, we may face unexpected challenges in securing any required approvals from the FCC or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

When we are successful in closing acquisitions, such as our IdeaOne acquisition which closed March 1, 2012, we face several risks associated with integration. In addition, any due diligence we have performed may prove to have not been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience or in generating the expected revenue and cash flow from the acquired companies or assets and retaining customers and key employees.

If we do pursue an acquisition or a strategic transaction and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss. To be successful, we will need to continue providing our customers with a reliable and secure network. Disruptions or system failures may cause interruptions in service or reduced capacity for customers. Some of the risks to our network and infrastructure include: physical damage to access lines, breaches of security, power surges or outages, software defects and disruptions beyond our control, such as natural disasters. We could also face disruptions due to capacity limitations if changes in our customers’ usage patterns for broadband services result in a significant increase in capacity utilization. Despite the existence of contingency plans and facilities, disruptions may cause interruption of service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, and thereby adversely affect our business revenue and cash flow.

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including the breach of our network security or the misappropriation of confidential information, could result in fines, penalties and private litigation. Any such failure could adversely impact our business, financial condition and results of operations.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals in our communication businesses, including engineering and operations, fiber network sales and administration, billing software development and communications equipment sales and service. Technological advances require our employees to continually increase their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical and senior management could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses and our success will depend, in part, upon our ability to retain, hire and integrate personnel from acquired businesses who are critical to the continued success and integration of these acquired businesses.

The loss of our certification as a Cisco Gold Partner or Cisco designations, or by Cisco losing its position as a leading provider of technology solutions would adversely impact our Equipment Segment. The majority of our equipment practice is based on the Cisco product line by which we provide communications and technological solutions for business customers. If Cisco equipment and technology fall out of favor in the marketplace, our success as a distributor may decline or be delayed as we seek alternative solutions. While Cisco has made no previous indication it would do so, it could suspend our Gold Partner designation and affect our success as a leading distributor. It is also possible that we may lose the certified technicians who build the basis for our qualification as a Gold Partner.

Our operations require substantial capital expenditures, operating and administrative costs and we operate in a cash-flow-dependent business. We require substantial capital to maintain, upgrade and enhance our network facilities and operations. In 2011, we incurred $21,440,000 in capital expenditures. Our operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of communications networks are large uses of cash. Our debt service obligation and any dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future plans, which could possibly affect our growth or ability to maintain our current network infrastructure, our debt obligations or fund dividends.

Risks related to Regulations

The communications industry in which we operate is subject to federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to regulations that impact the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further impacting our operating costs or capital requirements in a manner that is adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause customer attrition, decrease our revenue, increase our costs and decrease our profitability.

Legislative or regulatory changes could reduce the revenue received from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 14% of our total revenue in 2011. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business.

In its Order released November 18, 2011, the FCC adopted rules which dramatically reform network access compensation. These rules are subject to petitions for reconsideration as well as court appeals.  If they remain in place, they call for rates to end users to increase dramatically and establish a new federal subsidy program to recover a portion of revenues lost to decreased intercarrier compensation. The FCC has also issued further notice of proposed rulemaking to consider additional changes to intercarrier compensation. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs.

We believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic,” due in part to advances in technology that have made it easier to use networks while avoiding payment for the traffic. In general, we believe this phantom traffic is due to unintended usage and, in some cases, fraud. While we perform revenue assurance tests regularly, we are at risk for potential claims made against us contesting the applicability of network access charges. If there is a successful dispute or avoidance of the applicability of network access charges, our revenue could decrease causing a material impact to our operations.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive. The federal system of subsidies, from which we derive a portion of our revenue, is subject to modification. In its Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime unless they are changed as a result of petitions for reconsideration or appellate court challenges, we anticipate sources of revenue to shift from intercarrier compensation to end users.

In addition, under the Telecommunications Act of 1996, our competitors may obtain Federal Universal Service Fund subsidies if the MPUC or IUB, as applicable, determine that granting these subsidies to competitors would be in the public interest and the competitors offer certain telephone services as required by the Telecommunications Act of 1996 and the FCC. Under current rules, any such payments to our competitors would not affect the level of subsidies received by our ILEC and CLEC operations, but they would facilitate competitive entry into our ILEC and CLEC service areas and we may not be able to compete as effectively or otherwise continue to operate as profitably. Because of the growing number of competitors receiving Universal Service Fund subsidies, the FCC has taken action to discontinue payments to CLEC’s.

Acceptance of the NTIA BTOP Grant imposes a new set of compliance guidelines. When we accepted the NTIA’s BTOP grant award in 2010, we agreed to comply with all applicable public laws and regulations, including those specifically required under the American Recovery and Reinvestment Act of 2009 and the BTOP grant program itself.  While we are already required to comply with many of these rules and guidelines, the award program itself imposes a new set of requirements.  Failure to comply could result in federal action taken against us based on the severity of non-compliance, up to and including termination of the award and debarment from working with the federal government on future projects. In addition, failure to successfully complete the project, or to adequately account for and retain title to property and equipment funded under the award could require us to repay funds received under the award program.

Legislative and regulatory changes in the communications industry could raise our costs by facilitating greater competition against us and reduce potential revenue. Legislative and regulatory changes in the communications industry could adversely affect our business by facilitating greater competition, reducing our revenue or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services.

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

The high cost of regulatory compliance could make it more difficult to enter new markets, make acquisitions or change our prices. Regulatory compliance results in significant costs and diverts the time and effort of our management and officers away from running the business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete and provide services, such as long distance services, in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.

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

Risks Related to Our Indebtedness and Our Capital Structure

We have a large balance of senior bank debt outstanding under long-term financing agreements and may incur additional debt in the future, which could restrict our ability to pay dividends and fund our operations. As of December 31, 2011, we had $120,235,000 of total long-term debt outstanding, including current maturities. As of March 1, 2012 we have incurred additional debt of $22,000,000 in conjunction with the closing of IdeaOne. The degree to which we are leveraged could have important consequences including:

•	Requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our debt,
•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,
•	Limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes,
•	Increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates, and
•	Placing us at a competitive disadvantage compared to our competitors who have less debt.

We cannot assure you that we will generate sufficient revenue to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our stockholders.

If we seek additional financing, we may not be able to obtain it on favorable terms, or at all, and our shareholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources, which include our ability to generate net cash inflow from our operations, our credit facility, existing cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated needs for working capital, capital expenditures and other fixed charges to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expand our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic growth opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility and increased interest payments could dilute earnings per share.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability to:

•	Incur additional debt and issue preferred stock,
•	The payment of dividends on, and purchase or redemption of, capital stock,
•	Make investments in excess of a threshold,
•	Create liens on our assets,
•	Sell certain assets,
•	Engage in some transactions with affiliates, and
•	Make other restricted payments, including payments in connection with investments and acquisitions in excess of a threshold.

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

While our cash flow available for the year ended December 31, 2011 was sufficient to pay dividends, if our estimated cash flow were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

If we continue to pay dividends at the level currently anticipated under our past dividend payment practices, our ability to pursue growth opportunities may be limited. We believe that our dividend payment practices has an effect on our ability to grow. If we continue paying dividends at the level anticipated under our past dividend payment practices, and there was a general business downtown we may not retain a sufficient amount of cash and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.

Anti-takeover provisions in our charter documents, our shareholder rights plan and Minnesota law could prevent or delay a change in control of our Company. Provisions of our articles of incorporation and bylaws, our shareholder rights plan and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable and may limit the market price for our common stock. These provisions include the following:

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our business is primarily focused on the provision of communication service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2011, our gross property, plant and equipment consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. Our extensive fiber optic network is primarily owned, but we also have indefeasible rights to use and long-term leasing commitments to accentuate our owned network. It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas. Our principal property locations are the following:

Fiber and Data
1.	Lease approximately 9,300 square feet in Duluth, Minnesota for general offices.
2.	Lease approximately 2,300 square feet in Duluth, Minnesota for a warehouse facility.
3.	License approximately 400 square feet in Duluth, Minnesota for a data center.
4.	Lease approximately 5,550 square feet in Minneapolis, Minnesota for general offices.
5.	Lease approximately 2,200 square feet in Des Moines, Iowa for a network equipment facility.
6.	License approximately 2,200 square feet in Edina, Minnesota for a data center.
7.	Utilize approximately 1,100 square feet of secured space within our headquarters building in Mankato, Minnesota for a data center.
8.	Lease approximately 8,200 square feet in Rochester, Minnesota for general offices.
9.	Lease approximately 1,700 square feet in Rochester, Minnesota for network equipment facility.

Acquired as part of the IdeaOne acquisition, closed March 1, 2012
10.	Lease approximately 22,000 square feet in Fargo, North Dakota for general offices and a co-location facility.
11.	Own an approximately 2,750 square feet building in Fargo, North Dakota for a central office location.

Equipment
1.	Lease approximately 16,000 square feet of office space in Plymouth, Minnesota for general offices, technology services and system support.

Telecom
1.	Own a 60,000 square feet building in Mankato, Minnesota which is used for general offices and our principal central office exchange building.
2.	Own a 48,000 square feet building in Mankato, Minnesota which is used for office space and a warehouse facility.
3.	Own a 17,000 square feet building in Mankato, Minnesota which is used for office space for the data processing services of our company.
4.	Lease approximately 6,000 square feet in Urbandale, Iowa for office space. This location is also used for office space by the Fiber and Data Segment.
5.	Lease approximately 1,500 square feet in Rock Rapids, Iowa to house central office equipment.
6.	Lease approximately 2,000 square feet in Rock Valley, Iowa for general office space.

Item 3.  Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.  Mining Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “HTCO.” As of February 24, 2012, there were 1,269 registered shareholders and 2,093 beneficial owners of HickoryTech stock. The following table reflects the end-of-day high and low prices for our common stock quoted on the NASDAQ Global Select Market during 2011 and 2010. The prices below are daily closing prices, not intraday prices.

2011		High	Low	End of Qtr.
	4th Quarter	$11.87	$9.63	$11.08
	3rd Quarter	$12.42	$8.62	$9.62
	2nd Quarter	$11.96	$9.00	$11.88
	1st Quarter	$10.46	$8.83	$9.05

2010		High	Low	End of Qtr.
	4th Quarter	$9.74	$8.50	$9.56
	3rd Quarter	$8.53	$6.65	$8.53
	2nd Quarter	$8.99	$6.74	$6.75
	1st Quarter	$9.25	$8.13	$8.83

Dividend Tendencies and Restrictions

We declared quarterly dividends on our common stock of $0.135 per share for the first three quarters in 2011 and $0.14 per share for the fourth quarter in 2011. We declared quarterly dividends on our common stock of $0.13 per share for the first three quarters in 2010 and $0.135 per share for the fourth quarter in 2010. A quarterly cash dividend of $0.14 per share will be paid on March 5, 2012 to stockholders of record at the close of business on February 15, 2012.

Our board of directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we distributed to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. We do not have a formal dividend policy; however, we expect to continue to pay quarterly dividends at an annual rate of $0.56 per share during 2012, but only if and to the extent declared by our board of directors on a quarterly basis and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.

The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that our dividend distributions cannot exceed a total amount of $8,500,000 in any fiscal year.  Dividend payments in 2011 totaled $7,281,000.

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

Issuer Purchases of Common Stock

In August 2011, we announced that our board of directors authorized a stock repurchase plan to repurchase up to $3,000,000 of our common stock. In the third quarter of 2011, we acquired and retired 36,248 shares.  Details of the transactions are below. We did not acquire any of our own common stock in 2010 or 2009.

			Maximum Dollar Value
	Total Number of	Average Price Paid	that May Yet be Purchased
Transactions	Shares Purchased	per Share	under Plan
Balance, July 1, 2011			$3,000,000
September 23, 2011	7,100	$9.03	2,935,887
September 26, 2011	9,716	8.94	2,849,007
September 27, 2011	9,716	8.77	2,763,832
September 28, 2011	9,716	9.06	2,675,820
Balance, December 31, 2011	36,248	$8.94	$2,675,820

Equity Compensation Plan

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plan Category	A	B	C

Equity compensation plans approved by security holders (1):	247,650	$11.28	1,534,757

Equity compensation plans not approved by security holders:	-	-	-

Total	247,650	$11.28	1,534,757

(1) Includes the Company’s Employee Stock Purchase Plan, Stock Award Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan and Non-Employee Directors’ Incentive Plan.

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. “Total shareholder return” assumes the investment of $100 in HickoryTech’s common stock, the Russell 2000 index and the NASDAQ Telecommunication Index on December 31, 2006 and reinvestment of all dividends.

Total Return to Shareholders (includes reinvestment of dividends)

ANNUAL RETURN PERCENTAGE
Years Ended

	12/07	12/08	12/09	12/10	12/11

Hickory Tech Corporation	38.17%	-37.69%	74.09%	15.14%	22.31%
Russell 2000	-1.57%	-33.79%	27.17%	26.86%	-4.18%
NASDAQ Telecommunications	13.48%	-45.80%	39.28%	10.23%	-11.43%

INDEXED RETURNS
Years Ended

	12/06	12/07	12/08	12/09	12/10	12/11

Hickory Tech Corporation	100.00	138.17	86.09	149.87	172.57	211.07
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Telecommunications	100.00	113.48	61.50	85.66	94.42	83.63

Item 6.  Selected Financial Data

(Dollars in thousands except share and per share amounts)
Statement of Operations Data:	2011	2010	2009	2008	2007
Operating revenue
Fiber and Data	$45,149	$44,685	$31,247	$24,075	$20,464
Equipment and Support Services	48,932	47,544	37,436	55,901	59,338
Telecom	69,457	70,018	70,419	73,199	76,847
Total revenue	$163,538	$162,247	$139,102	$153,175	$156,649

Net Income	$9,237	$12,094	$11,273	$8,029	$8,635

EBITDA per our credit agreement from continuing operations (A)	$43,284	$43,063	$39,867	$40,925	$42,471

Per Share Data:
Basic EPS	$0.69	$0.91	$0.86	$0.61	$0.65
Diluted EPS	$0.69	$0.91	$0.86	$0.61	$0.65
Dividends per share	$0.545	$0.525	$0.52	$0.49	$0.48

Balance Sheet Data:
Total assets	$243,986	$230,188	$222,483	$225,508	$227,495
Shareholders’ equity	$43,197	$41,304	$34,546	$29,749	$31,932
Current maturites of long-term obligations	$1,407	$4,892	$620	$1,621	$731
Long-term debt	118,828	114,067	119,871	125,384	128,475
Total debt, long-term and current	$120,235	$118,959	$120,491	$127,005	$129,206

Debt ratio (B)	74%	74%	78%	81%	80%

Telecom Customer Data:
Business access lines	23,316	24,043	25,133	25,274	27,403
Residential access lines	24,386	27,199	30,197	33,757	37,428
Total access lines	47,702	51,242	55,330	59,031	64,831
Long distance subscribers	32,280	33,854	36,107	38,458	40,956
DSL customers	19,531	19,667	19,346	18,696	17,427
Digital TV customers	10,374	10,562	9,663	8,368	6,487

Other Data:
Employees (C)	500	463	448	433	400
Capital expenditures	$21,440	$22,888	$17,893	$17,691	$17,500
Shares outstanding (year end)	13,396,176	13,298,626	13,100,568	12,992,376	13,284,903
Share price (D) (year end)	$11.08	$9.56	$8.83	$5.44	$9.32
Shareholders
Registered	1,269	1,330	1,345	1,394	1,430
Beneficial owners (E)	2,093	2,172	1,925	1,834	1,778
Total shareholders	3,362	3,502	3,270	3,228	3,208

Footnotes for this table are on the following page.

(A)
Management believes that Earnings before Interest, Taxes, Depreciation and Amortization as defined in our credit agreement (“EBITDA”), a non-GAAP financial measure, is an important financial metric as it represents our ability to generate cash flow and is helpful when evaluating our performance. A reconciliation of net income to EBITDA from continuing operations can be found in the Non-GAAP measures section on page 39.

(B)	Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).
(C)
Employee counts reflect current employees as of the filing date of this Form 10-K report. Our CP Telecom acquisition in 2009 added 35 employees. The acquisition of IdeaOne which closed on March 1, 2012, added 38 employees.

(D)	Share price is the last day closing price.
(E)	The number of beneficial shareholders is the approximate number of registrations in street company accounts.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

We are a leading integrated communications provider servicing business and residential customers primarily in the Midwest. We have an expanded, regional fiber network spanning more than 3,250 route miles serving Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Across this region we provide business customers with transport, IP-based voice, data and network solutions, managed services, network integration and support services. We also specialize in unified communication solutions for businesses of all sizes by providing Cisco equipment solutions and support. We offer a wide range of communications services to our residential customers, including local and long distance service, high-speed broadband internet access, digital and IP based TV services.

We classify our operations into two general sectors. The Business Sector includes two reportable segments: (1) Fiber and Data and (2) Equipment. Our second sector and reportable segment is the Telecom Sector. A complete overview of the operations of each segment is included in Item 1. Business beginning on page 3.

Executive Summary
Highlights in 2011:

•
Net Income in 2011, totaled $9,237,000, a 24% decline compared to 2010. We incurred income tax reserve reversals of $406,000 in 2011 and $2,726,000 in 2010. We also benefitted from a unique fiber construction project in 2010 adding $1,378,000. Excluding the income tax reserve releases and the fiber construction project net income would have increased 11% year-over-year.

•
Consolidated revenue for 2011 totaled $163,538,000, a 1% increase over 2010. A unique fiber construction project in 2010 added $4,980,000 of revenue. Excluding the 2010 fiber construction project revenue for 2011 grew 4%.

•
Fiber and Data Segment revenue for 2011 totaled $45,149,000, a 1% increase compared to 2010.  Excluding the 2010 fiber construction project, Fiber and Data Segment revenue grew 14%. This segment has realized double-digit percentage growth each year for the past five years.

•
Our Equipment Segment experienced 3% overall growth in revenue in 2011 compared to 2010. Support Services revenue, which includes maintenance contracts, support and professional services, accounted for 70% of the increase while sales of Cisco equipment and hardware remained stable year-over-year.

•
EBITDA in our Telecom Segment increased $297,000 or 1% in 2011 compared to 2010. Broadband revenue growth and the impact of cost-reduction initiatives helped offset our continued and expected decline in local service and access revenue providing stable cash flows for our company. See the Non-GAAP Measures section for additional information and reconciliation to the most directly comparable GAAP measure.

•
In the third quarter of 2011 we refinanced our senior credit facility. This agreement, which runs through fiscal 2016, totals $150,000,000 and offers the company access to additional financing for growth initiatives. As of December 31, 2011, $119,700,000 of term loan debt is outstanding.

•
In December 2011 we announced a definitive agreement to acquire IdeaOne Telecom Group, LLC, a metro fiber network provider in Fargo, North Dakota, in a transaction valued at $28,000,000. This acquisition was completed on March 1, 2012 utilizing an additional $22,000,000 of term-loan debt.

Business Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2012.

Wholesale and business to business transport services – Recurring sales of high capacity Ethernet, MPLS and fiber services continue to be strong due to the demand for advanced data and integrated solution services, a trend we believe will continue in 2012. Our business customers are facing increased bandwidth requirements to support broadband usage for all communication services including the wider availability of 3G and 4G wireless services. During the last two years we have made significant investments in our core network and have expanded our fiber network to Sioux Falls, South Dakota, Fargo, North Dakota and increased capacity to our Des Moines, Iowa facilities. In the third quarter of 2011, we broke ground on our Greater Minnesota Broadband Collaborative project, which when complete will add an additional 430 route miles to our fiber network. The total cost of this project is $24,000,000 of which $16,800,000 is funded by a grant as part of the NTIA Broadband Technology Opportunities Program and we will fund the remaining 30% or $7,200,000 over a three-year period. At the end of 2011 we have completed the majority of the first route expending $12,791,000 of which $7,021,000 has been requested and reimbursed to us as of December 31, 2011. All of the wholesale and business transport services revenue are recorded in the Fiber and Data operating revenue of our Business Sector.

Small/Medium Business services – In 2011, we marked the tenth year of providing Singlelink® Unified Communications, a centrally managed hosted VoIP communications service to business customers. We anticipate that business customers will continue shifting from traditional communication services to VoIP protocol, realizing cost advantages and significant new feature availability. We continue to enhance our small to medium business service offerings such as providing customers with the opportunity to bundle hosted VoIP services with additional services including internet and data service, local and long distance voice, unified messaging and 24X7 support. All of the Small/Medium Business and VoIP services revenue are recorded in the Fiber and Data operating revenue of our Business Sector.

Legacy consumer services and network access – We expect voice and switched access revenues to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from cable television, wireless and other providers utilizing emerging technologies along with a shift in residential and personal telephone use from wired services to wireless. Our access line subscriber base declined from 55,330 on December 31, 2009 to 51,242 on December 31, 2010 and to 47,702 on December 31, 2011, representing a 7% decline in each year. Our efforts to retain access lines center around providing service bundles creating a compelling overall value for customers. As of December 31, 2011 over 49% of our customers subscribe to our Select bundle packages. Our bundle packages are customizable and offer competitive discounts as more services, such as features, high-speed DSL and digital or IP TV services are added to the bundle.

In November 2011, the Federal Communications Commission released proposed rulemaking which comprehensively reforms and begins a new era in universal service and intercarrier compensation. This reform order impacts numerous support mechanisms and network access revenue streams that we have received in the past. While these rules may be altered based on ongoing petitions for reconsideration and are being challenged through appeals, we are evaluating them. We cannot predict the entire impact these regulatory changes will have on our revenue and costs, but do believe it will increase the historical decline in revenue and profitability of the Telecom Sector.

Results of Operations

Business Sector
Our Business Sector is composed of two Segments: (1) Fiber and Data and (2) Equipment. The following table provides a breakdown of the Business Sector operating results and is followed by tables showing the results of the individual segments.

Business

	For Year Ended December 31
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Operating revenue before intersegment eliminations:
Equipment	$39,816	1%	$39,406	41%	$27,857
Support Services	9,116	12%	8,138	-15%	9,579
Equipment	48,932	3%	47,544	27%	37,436

Fiber and Data	45,149	1%	44,685	43%	31,247
Intersegment	773	43%	542	8%	500
Total operating revenue	$94,854	2%	$92,771	34%	$69,183

Total Business revenue before intersegment eliminations:
Unaffiliated customers	$94,081		$92,229		$68,683
Intersegment	773		542		500
	94,854		92,771		69,183

Cost of sales (excluding depreciation and amortization)	34,163	3%	33,300	34%	24,869
Cost of services (excluding depreciation and amortization)	30,179	-2%	30,683	33%	23,050
Selling, general and administrative expenses	13,724	9%	12,612	23%	10,224
Depreciation and amortization	6,696	9%	6,170	14%	5,413
Total Business expenses and costs	84,762	2%	82,765	30%	63,556

Operating income	$10,092	1%	$10,006	78%	$5,627
Net income	$6,074	2%	$5,951	77%	$3,362

Capital expenditures	$11,981	-17%	$14,464	66%	$8,738

Fiber and Data Segment

	For Year Ended December 31
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Operating revenue before intersegment eliminations:
Services	$45,149	1%	$44,685	43%	$31,247
Intersegment	773	43%	542	8%	500
Total operating revenue	$45,922	2%	$45,227	42%	$31,747

Cost of sales (excluding depreciation and amortization)	-	N/A	-	N/A	(54)
Cost of services (excluding depreciation and amortization)	23,420	-1%	23,726	49%	15,968
Selling, general and administrative expenses	8,762	10%	7,952	48%	5,376
Depreciation and amortization	6,394	11%	5,778	16%	4,999
Total costs and expenses	38,576	3%	37,456	42%	26,289

Operating income	$7,346	-5%	$7,771	42%	$5,458
Net income	$4,423	-4%	$4,603	42%	$3,240

Capital expenditures	$11,553	-19%	$14,247	74%	$8,210

Equipment Segment

	For Year Ended December 31
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Operating revenue before intersegment eliminations:
Equipment	$39,816	1%	$39,406	41%	$27,857
Services	9,116	12%	8,138	-15%	9,579
Total operating revenue	$48,932	3%	$47,544	27%	$37,436

Cost of sales (excluding depreciation and amortization)	34,163	3%	33,300	34%	24,923
Cost of services (excluding depreciation and amortization)	6,759	-3%	6,957	-2%	7,082
Selling, general and administrative expenses	4,962	6%	4,660	-4%	4,848
Depreciation and amortization	302	-23%	392	-5%	414
Total costs and expenses	46,186	2%	45,309	22%	37,267

Operating income	$2,746	23%	$2,235	1222%	$169
Net income	$1,651	22%	$1,348	1005%	$122

Capital expenditures	$428	97%	$217	-59%	$528

Revenue

Fiber and Data. We serve wholesale, enterprise and small-to-medium business customers with high-speed communications products supported by our extensive statewide fiber network and community access rings supported by a 24x7x365 network operations center. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers building a solid monthly recurring revenue base.

Fiber and Data services revenue increased $464,000 or 1% in 2011 compared to 2010. Included in 2010 is revenue of $4,980,000 relating to a joint fiber construction project with another carrier, one of several initiatives taken to expand our network. Without this non-recurring construction project revenue, Fiber and Data revenue would have grown $5,444,000 or 14% in 2011 compared to 2010. Fiber and Data growth is driven by strong Ethernet and wholesale carrier services as well as our focus on growing our SMB customer base. We believe escalating consumer and business demand for higher bandwidth solutions along with opportunities for wireless backhaul will continue allowing us to leverage our expanded fiber footprint.

We have made significant investments in our network during the last two years expanding our fiber footprint and increasing capacity in strategic locations. Our $24,000,000 Greater Minnesota Broadband Collaborative Project, backed in part by the receipt of a $16,800,000 broadband stimulus grant will add approximately 430 total fiber route miles to our network when completed in 2013. In 2010 we increased bandwidth capacity on our core network and expanded our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota. A fiber network was also constructed in Des Moines, Iowa and network capacity between between Minnesota and Iowa was increased. The acquisition of IdeaOne is another investment which expanded our network creating additional growth opportunities.

Equipment. We are a Master Communications and Gold Certified Cisco partner providing Cisco equipment solutions and support for a broad spectrum of business clients. Our equipment solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and data center solutions. Equipment sales are non-recurring in nature making this revenue dependent upon new sales from existing and new customers.

Equipment revenue remained relatively consistent in 2011 increasing by 1% or $410,000 compared to 2010, a year in which we experienced a significant increase of 41% in sales.

Equipment Services. Services include network assessments, planning, design, implementation and training. Maintenance contracts (“Smartnet” contracts) are offered in collaboration with Cisco systems. Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure.  We also offer security solutions combining leading network security products with our experience and expertise in integrated communications systems.

Services revenue increased $978,000 or 12% in 2011 compared to 2010 boosted by a $1,327,000 or 51% increase in maintenance contract revenue driven by large business renewals coupled with our ability to receive incentive rebates from Cisco. We earn rebates by successfully selling maintenance contracts related to a targeted percentage of equipment sales, or renewing a targeted percentage of existing maintenance contracts. Partly offsetting this increase was a 12% decline in revenue from professional services primarily due to the mix of customers and size of installation projects realized between 2011 and 2010.

Cost of Sales

Cost of sales associated with equipment revenue increased $863,000 or 3% in 2011 compared to 2010. The gross profit margin between Equipment revenue and cost of sales declined slightly year-over-year due to the volume of larger transactions, which are usually sold at a lower margin, in 2011 compared to 2010. Cost of sales is composed primarily of equipment material costs. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Fiber and Data Segment cost of services declined by $306,000 or 1% in 2011 compared to 2010. Included in 2010 expense is $2,660,000 related to an initiative to expand our fiber network through a joint fiber construction project. Without this non-recurring expense, expenses would have increased by $2,354,000 or 11% in 2011 compared to 2010, consistent with the increase in revenue. The primary drivers of the increase in expense are a $1,475,000 increase in volume-driven circuit costs and fiber capacity expense supporting increased revenue and a $322,000 increase in wages and benefits primarily due to increased staffing levels to support our strategic growth in Fiber and Data services.

Equipment Segment cost of services declined by $198,000 or 3% in 2011 compared to 2010 due to a $537,000 reduction in contract labor resources offset by an increase of $266,000 in wages and benefit costs.

Selling, General and Administrative Expenses

Fiber and Data Segment selling, general and administrative expenses increased $810,000 or 10% in 2011 compared to 2010 primarily due to a $282,000 increase in commission expense due to sales growth, a $227,000 increase in corporate expense and a $130,000 increase in advertising related expenses.

Equipment Segment selling, general and administrative expenses increased $302,000 or 6% in 2011 compared to 2010 primarily due to an increase in commission expense.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased by $616,000 or 11% in 2011 compared to 2010. This increase was primarily due to investments made in our fiber and broadband network during the past several years, including increased bandwidth capacity on our core network, expansion of our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota along with the construction of our fiber network in Des Moines, Iowa.

Fiber and Data Segment amortization remained constant in 2011 and 2010, respectively, and is attributable to intangible assets acquired in the CP Telecom acquisition, completed in August 2009.

Equipment Segment depreciation and amortization declined by $90,000 or 23% in 2011 compared to 2010 due to assets becoming fully depreciated.

Telecom Sector
The following table provides a breakdown of the Telecom Sector operating results.

Telecom

	For Year Ended December 31
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Operating revenue before intersegment eliminations:
Local Service	$14,363	-6%	$15,288	-5%	$16,163
Network Access	22,489	-3%	23,150	-4%	24,157
Long Distance	2,892	-9%	3,185	-16%	3,791
Broadband	20,371	8%	18,832	11%	17,028
Directory	3,346	-8%	3,627	-9%	4,000
Bill Processing	4,314	13%	3,808	14%	3,351
Intersegment	1,632	-17%	1,976	62%	1,217
Other	1,682	-21%	2,128	10%	1,929
Total Telecom operating revenue	$71,089	-1%	$71,994	0%	$71,636

Total Telecom revenue before intersegment eliminations:
Unaffiliated customers	$69,457		$70,018		$70,419
Intersegment	1,632		1,976		1,217
	71,089		71,994		71,636

Cost of services (excluding depreciation and amortization)	31,509	-3%	32,578	6%	30,730
Selling, general and administrative expenses	12,027	-1%	12,154	4%	11,639
Depreciation and amortization	16,270	3%	15,737	0%	15,680
Total Telecom costs and expenses	59,806	-1%	60,469	4%	58,049

Operating income	$11,283	-2%	$11,525	-15%	$13,587

Net income	$6,776	2%	$6,652	-18%	$8,068

Capital expenditures	$9,392	11%	$8,424	-7%	$9,068

Key metrics
Business access lines	23,316	-3%	24,043	-4%	25,133
Residential access lines	24,386	-10%	27,199	-10%	30,197
Total access lines	47,702	-7%	51,242	-7%	55,330
Long distance customers	32,280	-5%	33,854	-6%	36,107
Digital Subscriber Line customers	19,531	-1%	19,667	2%	19,346
Digital TV customers	10,374	-2%	10,562	9%	9,663

Certain revenue amounts in our 2009 Telecom Sector financial statement have been reclassified to conform to the presentation in our 2010 and 2011 financial statements.

Local Service. We receive monthly recurring revenue from end-user customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local Service revenue decreased $925,000 in 2011 compared to 2010. Access line loss was 7% in 2011 as compared to 2010 consistent with the prior year’s decline and similar in composition with residential line losses of 10% in each year and business line losses of 3% in 2011 and 4% in 2010. Revenue streams continue to be impacted by our customer’s migration toward alternative communication services and fierce competition in our marketplace. Our efforts to retain access lines center around marketing a competitive broadband service bundle, increasing customer loyalty and providing exceptional local customer service. Over 49% of our customers subscribe to our Select bundles, which include local phone service and long distance as well as a variety of features and broadband options including: DSL, high-speed internet, and digital TV.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined by $661,000 or 3% in 2011 compared to 2010 primarily due to a decline in switched access, lowering minutes of use combined with decreases in subscriber end-user fee revenue due to access line loss. Partly offsetting these declines was an increase in support received from NECA during 2011 as compared to 2010. We anticipate the trend of declining network access to continue as access lines diminish and minutes of use on our network decline.

On November 18, 2011, the FCC released order 11-161, which contains comprehensive rules reforming all forms of intercarrier compensation and implements a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path toward a “Bill & Keep” regime where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. We anticipate that these changes will increase the rate of decline in access revenue that we have experienced in prior years.

In January of 2012 we modified a contract with an external communications provider due to traffic stimulation provisions in the order noted above. This action is anticipated to increase the business line loss percentage experienced in 2012 as compared to 2011. We cannot predict the impact this potential business line loss may have on our 2012 results.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $293,000 or 9% in 2011 compared to 2010.  The customer loss rate in our long distance base was 5% in 2011 slightly lower than the loss rate experienced in 2010. Our declining customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition are the factors for the decline.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our customers. Broadband services include: the DSL access portion of DSL service, Internet service, digital TV services, and business Ethernet and other data services.

Broadband revenue increased by $1,539,000 or 8% in 2011 compared to 2010, led by growth in business data service offerings such as Ethernet and on-going growth in our digital TV and DSL product lines. Revenue from our Ethernet product, which offers a flexible option to support the diverse network needs and dedicated connectivity for video, voice and data applications, increased 18% in 2011. This increase was partly due to a contract to provide broadband services to a consortium of schools in south central Minnesota beginning July 1, 2010.

Revenue from digital TV services increased by $738,000 or 14% in 2011 compared to 2010. We upgraded four additional communities to our IPTV platform in 2011, promoting growth in enhanced services. Overall we increased our penetration rate in the markets we serve by 13% for enhanced services of Digital Video Recorder (DVR) and High Definition (HD). We raised rates across our customer base in March 2011 to help offset increasing programming costs.

In 2011 broadband revenue growth for our digital TV and DSL product lines has been driven by promoting enhanced services and customer migration to higher DSL speeds. During 2011, we experienced slight erosion in our DSL and digital TV customer base driven by competition in the markets we serve. Competition for broadband services will remain intense in the future potentially driving revenue growth rates in broadband to decline from rates realized in 2011 and 2010 of 8% and 11%, respectively. We are focused on retaining and growing our customer base by enhancing our customers experience with more features, price incentives tied to longevity and distinguishing ourselves from our competition by providing excellent customer service.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories.

Directory revenue declined by $281,000 or 8% in 2011 compared to 2010 due to decreased demand for advertising caused by reductions in published advertising by local and national businesses and increased competition from other directories. We expect the trend of declining directory revenue to continue.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue increased $506,000 or 13% in 2011 compared to 2010. We continue to have success selling our billing and customer management software system SuiteSolution® to competitive communications providers. SuiteSolution® provides communications billing, customer management and operations support systems coupled with the latest in database and screen presentation technology. Growth in our external customer base utilizing SuiteSolution® has increased demand for contract and support services strengthening revenue streams from this business.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue declined $446,000 or 21% in 2011 compared to 2010 primarily due to a collection of one-time fees in 2010 totaling $275,000 associated with discontinued services combined with lower late fee revenue in 2011.

Cost of Services (excluding Depreciation and Amortization)

Cost of services declined by $1,069,000 or 3% in 2011 compared to 2010 due to: 1) a $501,000 decrease in bad debt expense which is attributable to expense accrued in 2010 related to uncertainty of collectability from a large customer, 2) a $595,000 decrease in wages and benefits resulting from an overall reduction in our workforce and 3) a $447,000 year-to-date decrease in long distance access expenses. The expense declines noted above were partially offset by an increase in programming costs of $269,000 along with an increase in expense of $182,000 to support hosted VoIP services provided by our Fiber and Data Segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $127,000 or 1% in 2011 compared to 2010.  This is primarily due to a decrease in legal fees of $426,000 partly offset by an increase in Corporate costs.

Depreciation and Amortization

Telecom depreciation and amortization increased $533,000 or 3% in 2011 compared to 2010. These increases are primarily due to our continued investment to support broadband and infrastructure enhancements.

Corporate and Consolidated Results

Corporate Operating Income

Our Corporate operations incurred an operating income loss of $1,720,000 in 2011, an increase of $1,157,000 compared to 2010. Increased expenses were realized in 2011 due to two main factors. The first was an increase in consulting fees relating to the acquisition of IdeaOne. The second factor driving the increase was a higher level of incentive and stock-based compensation due to company results and the year-over-year change in HickoryTech’s stock price.

Interest Expense

Consolidated interest expense declined 1% and 29% in 2011 and 2010, respectively compared to prior years. In the third quarter of 2011, an adjustment of $310,000 to record amortization expense of debt fees relating to the expiration of our previous debt agreement increased interest expense. Excluding the adjustment, interest expense would have declined 7% over 2010. The decline in interest expense is driven by lower debt levels on an intra-quarter basis, lower interest rates and the implementation of interest rate protection strategies.

The outstanding balance of our debt obligations (long-term and current portion) has increased after a decline in each of the prior three years. Our 2011 year-end debt balance is $120,235,000 an increase of $1,276,000 from 2010 which followed a $1,532,000 reduction from 2009. Effective interest rates were 4.1%, 4.1% and 5.5% in 2011, 2010 and 2009, respectively.

We anticipate higher interest expense in 2012 as a result of higher interest rates associated with our new credit facility and increased debt levels driven by the additional debt of $22,000,000 incurred to fund the IdeaOne acquisition. Interest expense in 2011 totaled $4,885,000 and is projected to increase to $5,200,000 to $6,200,000 in 2012.

Income Taxes

Income tax expense was $5,596,000, which is an increase of $1,563,000 compared to 2010. The effective tax rate was 37.7%, 25.0% and 4.2% for 2011, 2010 and 2009, respectively. The effective tax rate in 2011, 2010 and 2009 was impacted by the release of income tax reserves and associated interest of $406,000, $2,726,000 and $4,454,000, respectively. The effective tax rate would have been 40.5% in 2011, 41.9% in 2010 and 42.1% in 2009 without the release of the income tax reserves and associated interest.

Inflation

It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition.

	As of December 31
(Dollars in thousands)	2011	2010	2009

Cash and cash equivalents	$13,057	$73	$2,420
Working capital (A)	$23,079	$8,306	$7,373
Current ratio (B)	1.78	1.28	1.30
Total debt (C)	$120,235	$118,959	$120,491

(A)	Working capital=current assets minus current liabilities which measures our short-term financial health.
(B)	Current ratio=current assets/current liabilities which measures our ability to pay short-term obligations.
(C)	Includes our long-term and current maturities of long-term debt obligations for our senior debt agreement.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) of HickoryTech was $163,432,000 at December 31, 2011, reflecting 26% equity and 74% debt. This compares to a capital structure of $160,263,000 at December 31, 2010, reflecting 26% equity and 74% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a leverage ratio of approximately 2.8 times debt to EBITDA as defined in our credit agreement; well within acceptable limits for our agreement and our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,920,000 and $8,254,000 as of December 31, 2011 and 2010, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

In 2011, our primary source of liquidity was from operations. We did not change our equity capitalization in 2011 and equity was not a new source of liquidity during this period. Our debt re-financing in the third quarter of 2011 provided approximately $1,500,000 of new capital to the Company. Cash and cash equivalents increased approximately $13,000,000 as compared to 2010. The increase reflects an improvement in cash provided by operations and the timing of income tax payments and deposits.

Cash Flows

Management believes we will have the ability to meet our current and long-term liquidity and capital requirements. We use our cash inflow to manage the temporary increases in cash demand and utilize our balance sheet cash position to manage more significant fluctuations in liquidity caused by internal growth initiatives. Our primary uses of cash include ongoing operating requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends as they are declared. We also have a $30,000,000 revolving credit facility from our senior credit facility for any other business opportunities. The revolving credit facility is unused as of December 31, 2011.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We are in full compliance with our debt covenants as of December 31, 2011 and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

While we periodically seek to add growth initiatives by either expanding our network or our markets through organic/internal investments or through strategic acquisitions, we feel we can adjust the timing or the number of our initiatives according to any limitation which may be imposed by our capital structure or sources of financing. Our acquisition of IdeaOne was partially funded by cash on hand. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

Our primary source of funds continues to be cash generated from operations. Cash from operations represents the amount of cash generated by our day-to-day operations after the payment of operating obligations. Cash generated from operations was $41,707,000 up $15,519,000 from 2010. The primary contributor to the increase in operating cash flows is the 2011 receipt of routine tax refunds related to the allowed bonus depreciation. Improvement on our collection practices kept our accounts receivable balances relatively similar to 2010 levels. In 2010, accounts receivable balances rose due to high business volume towards the end of the year attributable to our Equipment Segment.

Our primary investing activity continues to be the funding of capital expenditures. The use of cash for capital expenditures decreased 6% when comparing 2011 to 2010, investing a net $21,440,000 (total capital expenditures minus the amount reimbursed by the NTIA Broadband Technology Opportunities Program). In 2010, we expanded our network to Sioux Falls, South Dakota and Fargo, North Dakota and expanded our fiber and network capacity in Des Moines, Iowa driving higher capital expenditures.  Cash is invested into success-based and network expansion projects along with required maintenance spend. Capital investment in business services will continue to support growth and demand in backhaul transport services and optimize long-term revenue opportunities.

In the third quarter we began construction of our Greater Minnesota Broadband Collaborative project which is being funded by the NTIA Broadband Technology Opportunities Program. The project will extend our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations with a high-capacity broadband network. The project is anticipated to be complete by August 2013. The total estimated project cost is $24,000,000 of which we will invest 30% or $7,200,000 and receive $16,800,000 in government grants. At the end of 2011, the majority of the first route was complete.  As of December 31, 2011 we have incurred $12,664,000 of capital expenditures relating to the project of which our portion of the investment was $3,799,000. We expect our 2012 levels of capital spending to range between $22,000,000-$26,000,000 (net of government grant).

Financing activities consists primarily of payments on our credit facility and the payment of dividends to our stockholders. On August 11, 2011 we entered into a $150,000,000 credit agreement with a syndicate of banks which replaced our previous credit facility. The proceeds were used to repay the outstanding obligations under the previous credit facility, and pay fees and expenses associated with the new credit facility. In conjunction with the closing of our IdeaOne, on March 1, 2012, we entered into an Incremental Term credit facility for $22,000,000. This facility is an integral part of the senior credit facility we entered into in August of 2011 and it shares the same terms and conditions as the senior credit facility.

Our long-term obligations, including current maturities of debt and capital leases as of December 31, 2011 and 2010 were $120,235,000 and $118,959,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:		December 31, 2011
(A)	Total debt	$120,235

(B)	EBITDA per our credit agreement
	Three Months Ended 3-31-11	10,355
	Three Months Ended 6-30-11	10,698
	Three Months Ended 9-30-11	12,162
	Three Months Ended 12-31-11	10,069
	Total EBITDA per our credit agreement	$43,284

Total Leverage Ratio (A)/(B)		2.8

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:		December 31, 2011
(A)	EBITDA per our credit agreement, minus	$43,284
	Income Taxes	(5,596)
		$37,688

(B)	the sum of (i) all scheduled principal payments to be made on Debt and (ii) Interest Expense	5,530

Debt Service Coverage Ratio (A)/(B)		6.8

Minimum debt service ratio allowed		2.5

Additional disclosure relating to our long-term debt and revolving credit facilities can be found in Note 9 to the Notes to the Consolidated Financial Statements.

Obligations and Commitments

The following table sets forth our contractual obligations, along with the cash payments due each period.

(Dollars in thousands)
Contractual Obligations	Total	2012	2013 to 2014	2015 to 2016	2017 and after
Long-term debt	$119,700	$1,200	$2,400	$116,100	$-
Interest on long-term debt (A)	23,487	4,782	9,420	9,285	-
Capital lease obligations	535	207	328	-	-
Interest on capital leases	59	34	25	-	-
Purchase obligations (B)	8,790	8,790	-	-	-
Pension benefit obligations (C)	6,618	429	1,131	1,285	3,773
Operating leases	8,256	1,680	2,683	1,848	2,045
Total contractual cash obligations	$167,445	$17,122	$15,987	$128,518	$5,818

(A)
Interest on long-term debt is estimated using rates in effect as of December 31, 2011. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 to the Notes to the Consolidated Financial Statements).

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

As of December 31, 2011, we recognized a liability for uncertain tax positions of approximately $154,000. The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Reconciliation of non-GAAP financial measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures including EBITDA (as defined in our credit agreement) to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. Reconciliations to the most directly comparable GAAP measure are provided below.

(Dollars in thousands)	2011	2010	2009	2008	2007
Net Income	$9,237	$12,094	$11,273	$8,029	$8,611
Add:
Income taxes	5,596	4,033	499	5,420	6,711
Interest expense	4,885	4,914	6,918	6,870	8,121
Depreciation	22,702	21,665	20,176	19,479	17,847
Amortization	354	357	1,001	1,127	1,157
Acquisition related expenses	510	-	-	-	-
Discontinued operations (A)	-	-	-	-	24
EBITDA per our credit agreement from continuing operations	$43,284	$43,063	$39,867	$40,925	$42,471

(A)
We sold Collins Communications, Inc. on December 31, 2006. Operating results which had previously been reported in the Enterprise Solutions Sector and the effect of the sale transaction are reflected as “discontinued operations.”

	Three months ended
(Dollars in thousands)	Dec-11	Sep-11	Jun-11	Mar-11
Reconciliation of consolidated net income to EBITDA1:
Net income	$1,430	$2,971	$2,694	$2,142
Add:
Depreciation	5,812	5,706	5,593	5,591
Amortization	89	88	89	88
Interest expense	1,315	1,487	1,015	1,068
Income taxes	913	1,910	1,307	1,466
Acquisition related expenses	510	-	-	-
EBITDA	$10,069	$12,162	$10,698	$10,355

(Dollars in thousands)	2011	2010
Reconciliation of Business Sector net income to EBITDA1:
Net income	$6,074	$5,951
Add:
Depreciation	6,342	5,816
Amortization	354	354
Interest expense	2	-
Income taxes	4,016	4,082
EBITDA	$16,788	$16,203

(Dollars in thousands)	2011	2010
Reconciliation of Telecom net income to EBITDA1:
Net income	$6,776	$6,652
Add:
Depreciation	16,270	15,734
Amortization	-	3
Interest expense	58	58
Income taxes	4,472	4,832
EBITDA	$27,576	$27,279

1 EBITDA, a non-GAAP financial measure, is as defined in our credit agreement

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2011 Annual Report on Form 10-K are based upon HickoryTech’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of significant accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. There were no significant changes to these accounting policies during the year ended December 31, 2011.

Revenue Recognition

See Note 1 Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements for a complete discussion of our revenue recognition policies. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

In January 2011, we adopted new guidance, on a prospective basis, which addresses the accounting for multiple-deliverable arrangements. The guidance enables vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across separately identified deliverables. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

Inventories

We value our inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method through the establishment of inventory loss reserves. Our inventory loss reserve contains uncertainties because the estimate requires management to make assumptions and to apply judgment based upon assumptions about future demand and technological obsolescence. As market and other conditions change, we may establish additional inventory reserves when the facts that give rise to the lower value are warranted. See Note 1 to the Notes to the Consolidated Financial Statements for more information regarding inventory.

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

Goodwill and Intangible Assets

We have goodwill in three of our reporting units. We evaluate goodwill and identifiable intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. In years prior to 2011 we used commonly recognized financial analysis techniques such as discounted cash flow analysis as well as industry and peer-specific valuation methods common to our industry. In 2011, we implemented new Financial Accounting Standards Board (“FASB”) guidance which permitted us, after meeting specific criteria, to carry forward our detailed determination of fair value from prior years. After assessing qualitative factors it was determined that it is more likely than not that the fair value of our reporting units exceeded their carrying amounts. See Note 2 to the Notes to the Consolidated Financial Statements for more information regarding Goodwill and Intangible Assets.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items, such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the carrying value of the deferred tax asset is reduced by a valuation allowance. To the extent that we establish a valuation allowance or increase an allowance in a period, it must be included as an expense within the tax provision in the statement of operations. We had valuation allowances of $1,733,000 and $1,724,000 at December 31, 2011 and 2010, respectively, due to uncertainty about the realization of certain benefits associated with net operating losses generated in the states of Iowa and Minnesota. In addition, we carry reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the consolidated statements of operations.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. Changes in these assumptions and estimates could significantly impact our post-retirement benefit costs and obligations. See Note 1 Summary of Significant Accounting Policies along with Note 10 Employee Retirement Benefits to the Notes to the Consolidated Financial Statements for additional information.

Property, Plant and Equipment

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on the ILEC telephone plant were 4.1%, 4.1% and 4.5% for 2011, 2010 and 2009, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 25 years. Maintenance and repairs are charged to expense as incurred.

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

Performance and stock-based awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in compensation expense. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

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

Recent Accounting Developments

See Note 1 Accounting Policies – Recent Accounting Developments to the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2011 and December 31, 2010, our interest expense would have increased $169,000 and $134,000, respectively. Disclosure relating to our financial derivative instruments can be found in Note 12 to the Notes of the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited the accompanying consolidated balance sheets of Hickory Tech Corporation (a Minnesota Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hickory Tech Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Hickory Tech Corporation

We have audited Hickory Tech Corporation (a Minnesota Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hickory Tech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hickory Tech Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 7, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 7, 2012

Item 8.  Financial Statements and Supplementary Data

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31

(Dollars in thousands, except share and per share amounts)	2011	2010	2009
Operating revenue:
Equipment	$39,816	$39,406	$27,857
Services	123,722	122,841	111,245
Total operating revenue	163,538	162,247	139,102

Costs and expenses:
Cost of sales, excluding depreciation and amortization	34,163	33,300	24,869
Cost of services, excluding depreciation and amortization	59,480	60,897	52,211
Selling, general and administrative expenses	27,184	25,060	22,260
Depreciation	22,702	21,665	20,176
Amortization of intangibles	354	357	1,001
Total costs and expenses	143,883	141,279	120,517

Operating income	19,655	20,968	18,585

Other income and expense:
Interest and other income	63	73	105
Interest expense	(4,885)	(4,914)	(6,918)
Total other (expense)	(4,822)	(4,841)	(6,813)

Income before income taxes	14,833	16,127	11,772
Income tax provision	5,596	4,033	499

Net income	$9,237	$12,094	$11,273

Basic earnings per share	$0.69	$0.91	$0.86

Weighted average common shares outstanding	13,369,991	13,233,874	13,061,266

Diluted earnings per share	$0.69	$0.91	$0.86

Weighted average common and equivalent shares outstanding	13,382,522	13,237,195	13,061,861

Dividends per share	$0.545	$0.525	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31

(Dollars in thousands except share and per share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,057	$73
Receivables, net of allowance for doubtful accounts of $436 and $570	25,317	24,642
Inventories	9,297	5,205
Income taxes receivable	498	3,814
Deferred income taxes, net	1,559	2,008
Prepaid expenses	1,801	1,601
Other	964	1,030
Total current assets	52,493	38,373

Investments	4,277	4,512

Property, plant and equipment	396,816	379,433
Accumulated depreciation and amortization	(242,886)	(224,356)
Property, plant and equipment, net	153,930	155,077

Other assets:
Goodwill	27,303	27,303
Intangible assets, net	2,314	2,668
Deferred costs and other	3,669	2,255
Total other assets	33,286	32,226

Total assets	$243,986	$230,188

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$6,920	$8,254
Accounts payable	4,661	2,840
Accrued expenses and other	10,175	7,929
Financial derivative instruments	-	1,079
Deferred revenue	6,251	5,073
Current maturities of long-term obligations	1,407	4,892
Total current liabilities	29,414	30,067

Long-term liabilities:
Debt obligations, net of current maturities	118,828	114,067
Financial derivative instruments	2,469	-
Accrued income taxes	154	562
Deferred income taxes	30,627	26,868
Deferred revenue	1,131	1,397
Accrued employee benefits and deferred compensation	18,166	15,923
Total long-term liabilities	171,375	158,817

Total liabilities	200,789	188,884

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,396,176 in 2011 and 13,298,626 in 2010	1,340	1,330
Additional paid-in capital	15,683	14,328
Retained earnings	31,797	29,841
Accumulated other comprehensive (loss)	(5,623)	(4,195)
Total shareholders' equity	43,197	41,304

Total liabilities and shareholders' equity	$243,986	$230,188

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

(Dollars in thousands)	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$9,237	$12,094	$11,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,056	22,022	21,177
Deferred income tax provision	5,152	5,237	1,968
Employee retirement benefits and deferred compensation	1,289	1,248	744
Provision for losses on accounts receivable	299	1,010	128
Stock-based compensation	1,119	951	1,021
(Gain) on sale of assets, retirements and disposals	(162)	(977)	(5)
Accrued patronage refunds	(529)	(525)	(512)
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(976)	(5,922)	6,779
Prepaid expenses	(200)	(275)	(125)
Inventories	(4,092)	(453)	3,922
Accounts payable and accrued expenses	4,276	(126)	(1,696)
Deferred revenue, billings and deposits	911	(1,640)	195
Income taxes	2,911	(7,112)	(3,091)
Other	(584)	656	476
Net cash provided by operating activities	41,707	26,188	42,254

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,385)	(22,888)	(17,893)
Broadband stimulus grant received	6,945	-	-
Proceeds from sale of assets	120	1,261	-
Acquisition, net of cash acquired	-	120	(6,625)
Other	-	(20)	-
Net cash (used in) investing activities	(21,320)	(21,527)	(24,518)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	57,587	54,507	40,446
Payments on extended term payable arrangement	(58,921)	(53,041)	(44,133)
Borrowings on credit facility	147,700	24,400	-
Payments on credit facility and capital lease obligations	(146,496)	(26,593)	(6,930)
Proceeds from issuance of common stock	571	421	460
Change in cash overdraft	(238)	238	-
Stock repurchase	(325)	-	-
Dividends paid	(7,281)	(6,940)	(6,785)
Net cash (used in) financing activities	(7,403)	(7,008)	(16,942)

Net increase (decrease) in cash and cash equivalents	12,984	(2,347)	794
Cash and cash equivalents at beginning of the year	73	2,420	1,626
Cash and cash equivalents at the end of the year	$13,057	$73	$2,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,611	$5,224	$7,094
Net cash paid (received) for income taxes	$(2,467)	$5,908	$1,622
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$73	$660	$417
Change in other comprehensive income from financial derivatives and post-retirement benefits	$(1,428)	$(231)	$1,173

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31
(Dollars in thousands)
	Common Stock Shares	Common Stock Amount	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Total Comprehensive Income
Balance, December 31, 2008	12,992,376	$1,299	$11,504	$20,199	$(3,253)	$29,749

Employee Stock Plans	36,864	4	1,101			1,105
Directors' Stock Plans	33,121	3	101			104
Dividend Reinvestment Plan	38,207	4	269			273
Net Income				11,273		11,273	$11,273
Dividends Paid				(6,785)		(6,785)
Other Comprehensive Loss, Net of Income Taxes					(1,173)	(1,173)	$(1,173)
Total Comprehensive Income							$10,100
Balance, December 31, 2009	13,100,568	1,310	12,975	24,687	(4,426)	34,546

Employee Stock Plans	136,249	14	851			865
Directors' Stock Plans	31,855	3	259			262
Dividend Reinvestment Plan	29,954	3	243			246
Net Income				12,094		12,094	$12,094
Dividends Paid				(6,940)		(6,940)
Other Comprehensive Income, Net of Income Taxes					231	231	$231
Total Comprehensive Income							$12,325
Balance, December 31, 2010	13,298,626	1,330	14,328	29,841	(4,195)	41,304

Employee Stock Plans	80,775	8	1,154			1,162
Directors' Stock Plans	24,834	2	250			252
Dividend Reinvestment Plan	28,189	3	273			276
Stock Repurchase	(36,248)	(3)	(322)			(325)
Net Income				9,237		9,237	$9,237
Dividends Paid				(7,281)		(7,281)
Other Comprehensive Loss, Net of Income Taxes					(1,428)	(1,428)	$(1,428)
Total Comprehensive Income							$7,809
Balance, December 31, 2011	13,396,176	$1,340	$15,683	$31,797	$(5,623)	$43,197

The accompanying notes are an integral part of the consolidated financial statements.

HICKORYTECH CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011, 2010 and 2009

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

Principles of Consolidation

Our consolidated financial statements report the financial condition and results of operations for HickoryTech Corporation and its subsidiaries in three business segments: Fiber and Data, Equipment and Telecom. The Fiber and Data Segment and Equipment Segment are combined to reflect our Business Sector operations. Inter-company transactions have been eliminated from the consolidated financial statements.

Classification of Costs and Expenses

Cost of sales for the Equipment Segment are primarily for equipment and materials associated with the installation of products for customers. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

Cost of services includes all costs related to delivery of communication services and products for all segments. These operating costs include all costs of performing services and providing related products including engineering, customer service, billing and collections, network monitoring and transport costs.

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

Government Grants

In August of 2010, we were awarded a $16,800,000 grant administered by the NTIA Broadband Technology Opportunity Program to extend our middle mile fiber-optic network across greater Minnesota. We will invest $7,200,000 or 30% of the estimated total project cost of $24,000,000 over a three year period.

We receive grant money from the NTIA Broadband Technology Opportunity Program. Government grants are accrued as a receivable when we determine we have complied with the conditions attached to the grant arrangement. The grant money received for reimbursement of capital expenditures is accounted for as a deduction from the cost of the asset. The resulting balance sheet presentation reflects our 30% investment in the assets in property, plant and equipment. Depreciation is calculated and recorded based on our investment. As depreciation is calculated and recognized based on our 30% investment and not on the total cost of the asset, the impact of the grant is reflected in earnings as a reduction in depreciation. Grant funds received are shown as inflows in the investing activities section of the statement of cash flows.

At December 31, 2011 we have incurred $12,664,000 of capital expenditures of which $3,799,000 is recorded as an asset in property, plant and equipment. We have received $6,945,000 in grant money from the NTIA and have accrued $1,920,000 at year-end for pending reimbursements.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue is reported net of all applicable sales tax.

Fiber and Data Revenue Recognition: Revenue is generated from the following primary sources:  i) the sale of fiber and data services over the Company-owned and leased fiber optic network, and ii) the sale of managed voice and data services, including long distance services.

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

Equipment Revenue Recognition: Revenue is generated from the following primary sources: i) the sale of voice and data communications equipment provided primarily through Cisco, ii) providing design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, and iv) the sale of professional support services related to customer voice and data systems. Our revenue recognition policy for each of these types of products and services along with an overview of multiple-deliverable arrangements is as follows:

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

•
Multiple-deliverable arrangements primarily include the sale of Cisco communications equipment and associated support contracts, along with professional services providing design, configuration, and installation consulting. When an equipment sale involves multiple elements, revenue is allocated to each respective element. In the event that we enter into a multiple element arrangement and there are undelivered elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. Cisco equipment, maintenance contracts and professional services all meet the criteria to qualify as separate units of accounting. We utilize Cisco list prices as third party evidence for stand-alone value for our equipment and support contracts. We analyze professional services billings quarterly to determine vendor-specific objective evidence of selling price. We calculate the median of all services performed on a stand-alone basis and consider fair value of professional services performed as part of a multiple element arrangement to be any rate that is within 15% of the median.

Telecom Revenue Recognition: Revenue is earned from monthly billings to customers for telephone services, long distance, digital TV, DSL, Internet services, hardware and other services. Revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Some revenue is realized under pooling arrangements with other telephone companies and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles and cut-off dates, we accrue for revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned.

Our Telecom Sector markets competitive service bundles which may contain several deliverables. Our base bundles consist of voice services including a business or residential phone line, features and long distance. Customers may choose to add additional services including internet, DSL and digital/IP TV services to the base bundle packages. Separate units of accounting within the bundled packages include voice services, internet, DSL and digital or IP TV services. Revenue for services included in our bundles are recognized over the same service period which is the time period in which service is provided to the customer, creating no overall impact on the Telecom Sector operating revenue. Service bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the relative selling price of the services included in each bundled combination.

Shipping and Handling

Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue. Shipping and handling costs are included in cost of services.

Cash and Cash Equivalents

At December 31, 2011 and 2010, cash equivalents totaled $13,057,000 and $73,000, respectively including short-term investments with original maturities of three months or less when purchased. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. As of December 31, 2011 our cash deposits, which are held primarily with one institution, exceeded federally insured limits. Our commercial paper is valued using level 2 inputs which are observable inputs other than quoted prices in active markets for identical assets and liabilities.

Receivables

As of December 31, 2011 and 2010, consolidated receivables totaled $25,317,000 and $24,642,000, respectively, net of the allowance for doubtful accounts. As of December 31, 2011 and 2010, we believe our receivables are recorded at their fair value. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once we determine that the account is uncollectible. Amounts charged to bad debt expense were $299,000, $1,010,000 and $128,000 in 2011, 2010 and 2009, respectively. The increase in 2010 was largely attributable to dispute resolutions with several parties.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance and scheduled capital projects, and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Fiber and Data Segment, comprised of raw materials, was $950,000 and $729,000 as of December 31, 2011 and 2010, respectively. The inventory value in the Equipment Segment comprised primarily of finished goods in transit to customers or at customers’ locations on which title has not yet transferred was $6,631,000 and $2,731,000 as of December 31, 2011 and December 31, 2010, respectively. The inventory value in the Telecom Sector, comprised of raw materials, as of December 31, 2011 and December 31, 2010 was $1,716,000 and $1,745,000, respectively.

We value inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves.

Investments

Investments include $2,252,000 and $2,639,000 of non-interest bearing Subordinated Capital Certificates from RTFC, $2,005,000 and $1,853,000 from CoBank as of December 31, 2011 and December 31, 2010, respectively. A minority share of a liability company totaling $20,000 was also held as of December 31, 2011 and 2010. Investments are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost of acquisition or construction. Included in the Fiber and Data property, plant and equipment is fiber optic cable and indefeasible rights of use of fiber installed by others accompanied by ownership rights. Our Equipment Segment property and equipment primarily consists of equipment and software supporting our in-house networking lab and system monitoring services.

Telecom property and equipment primarily consists of fiber optic cable, central office equipment, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery and other equipment. When regulated ILEC telephone assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. When other plant and equipment is sold or retired, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

The components of property, plant and equipment as of December 31, 2011 and 2010, respectively are summarized as follows:

(Dollars in thousands)	2011	2010
Fiber and Data property and equipment	$75,623	$64,654
Fiber and Data indefeasable rights of use	6,552	6,552
Equipment property and equipment	3,152	2,607
Telecom property and equipment	310,845	304,856
Other property and equipment	644	764
Total	396,816	379,433
Accumulated depreciation and amortization	(242,886)	(224,356)
Property, plant, and equipment, net	$153,930	$155,077

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on ILEC telephone plant were 4.1%, 4.1% and 4.5% for 2011, 2010 and 2009, respectively. All other property, plant and equipment are depreciated over estimated useful lives of three to 25 years.

The Telecom Sector leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in property, plant and equipment and amounted to $506,000 and $777,000 ($2,272,000 and $2,400,000 asset, net of accumulated depreciation of $1,766,000 and $1,623,000) as of December 31, 2011 and 2010, respectively.

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

During 2011, 2010 and 2009, we capitalized $611,000, $45,000, and $449,000, respectively, of costs associated with software purchased or developed for internal use only. The 2011 costs primarily relate to the purchase of an application platform for web content and document management. The 2010 costs primarily relate to licenses for database software. The 2009 costs primarily relate to redevelopment of our corporate website and software purchased for desktop applications. Capitalized internal software costs, net of accumulated amortization are included in property, plant and equipment at December 31, 2011, 2010 and 2009, respectively. Amortization expense relating to these costs amounted to $639,000, $561,000 and $659,000 in 2011, 2010 and 2009, respectively. The components of capitalized software for internal use are summarized below:

(Dollars in thousands)	2011	2010	2009
Capitalized software for internal use	$9,342	$8,731	$8,686
Accumulated amortization	7,180	6,541	5,980
Capitalized software for internal use	$2,162	$2,190	$2,706

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 2 to the Notes to the Consolidated Financial Statements for a more detailed discussion on intangible assets and goodwill.

Long-Lived Assets

We review long-lived assets for impairment if certain events or changes in circumstances indicate that impairment may be present. Impairment exists if the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset at the date it is tested. No asset impairment valuation charges were warranted in 2011 or 2010.

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

Post-retirement benefits were calculated using the following methods. Any prior service cost or cumulative net gains and losses in excess of 10% of the Topic 715 corridor are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the written plan. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on available market data regarding the spot rate yields in half year increments on high-quality fixed income securities with the effects of puts and calls removed that provide cash flows at the same time and in the same amount as the projected cash flows of the plan. In measuring the accumulated post-retirement benefit obligation as of December 31, 2011, we assumed a weighted average discount rate of 4.4%. The reduction in the discount rate by 25 basis points would increase the accumulated post-retirement benefit obligation by approximately $760,000 as of December 31, 2011 and would increase the net periodic cost by approximately $80,000 as of December 31, 2011.

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

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2011, the unrecognized net actuarial loss was $7,275,000. During each of the last three years, we adjusted the discount rate assumption due to changes in interest rates. In recent years, we adjusted the health care cost trend rate assumption to reflect the current trend of medical costs. The remainder of the net actuarial loss primarily relates to the differences between the assumed medical costs and actual experience and changes in the employee population. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 10 years. This amount will change in future years as economic and market conditions generate gains and losses.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $908,000, $909,000 and $1,043,000 in 2011, 2010 and 2009, respectively.

Stock-Based Compensation

We apply a fair value based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted.  Compensation charges are realized when management concludes it is probable that the participant will earn the award and recognized during the service period specified by the stock award plan. See Note 7 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

Accrued Incentive Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts for employee incentive compensation of $2,389,000 and $2,042,000 at December 31, 2011 and December 31, 2010, respectively.

Earnings and Dividends Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the earnings per share dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares. Potentially dilutive common shares include stock options and stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan (ESPP). Dilution is determined using the treasury stock method.

(Dollars in thousands, except share and earnings per share amounts)	2011	2010	2009
Net Income	$9,237	$12,094	$11,273

Weighted average shares outstanding	13,369,991	13,233,874	13,061,266
Stock options (dilutive only)	12,531	3,321	595
Stock subscribed (ESPP)	-	-	-
Total dilutive shares outstanding	13,382,522	13,237,195	13,061,861

Earnings per share:
Basic and Diluted	$0.69	$0.91	$0.86

Dividends per share	$0.545	$0.525	$0.52

Options to purchase 169,450 shares as of December 31, 2011, 308,250 shares as of December 31, 2010 and 395,950 shares as of December 31, 2009 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. In 2011, we acquired and retired 36,248 shares.  Details of the transactions can be found in Part II, Item 5.

Balance Sheet Classification

Certain prepaid expenses in our 2010 Balance Sheet have been reclassified to conform to the current year classification. These reclassifications had no effect on previously reproted results of operations.

Recent Accounting Developments

In September 2011, the FASB issued new guidance related to testing of goodwill for impairment. The amendment allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This amendment becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have implemented this new guidance for our 2011 year-end goodwill impairment testing. The adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

In June 2011, the FASB issued new guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. It also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The FASB then issued an update to defer the effective date relating only to the presentation of the adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income. We do not believe adoption will have a material impact on our disclosures or consolidated financial statements.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe adoption will have a material impact on our disclosures or our consolidated financial statements.

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

In the first quarter of 2011, we adopted new guidance for separating consideration in multiple-deliverable arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the consideration should be allocated among the separate units of accounting. We have multiple-deliverable arrangements with several units of accounting within our Equipment and Telecom segments. A complete overview of our revenue recognition policies can be found in Note 1 Revenue Recognition beginning on page 51. The adoption of this guidance did not have a material impact on our financial statements.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

Note 2.   Goodwill and Other Intangible Assets

We have goodwill in three of our reporting units. As of December 31, 2010 total goodwill carrying value of $4,255,000 was associated with our Business Sector resulting from our acquisition of CP Telecom in 2009 and Enventis Telecom in 2005. Effective December 31, 2011 we have determined it appropriate to report the Business Sector in two discernible reporting units: the Fiber and Data Segment and the Equipment Segment. We used common industry fair value assessment techniques to estimate the fair value of each of these reportable units on a stand-alone basis, then allocated the total goodwill of the Business Sector to each reportable unit based on its proportionate fair value. Goodwill thus allocated to the Fiber and Data and Equipment Segments is $3,659,000 and $596,000, respectively. In our Telecom Segment, we have $23,048,000 of goodwill carrying value as of December 31, 2011, resulting from our acquisition of Heartland Telecommunications in 1997.

There were no net additions or subtractions to goodwill in 2011. In 2010, there was a goodwill adjustment of $120,000 associated with a change in working capital of CP Telecom at closing. The tax deductible portion of goodwill is $25,239,000. Our acquisition of CP Telecom in 2009 added $2,064,000 in goodwill which is not deductible for tax purposes.

Goodwill assets are not amortized, but are subject to an impairment test annually, as well as upon certain events that indicate that impairment may be present.  In 2010, we used a fair value approach when reviewing our goodwill for potential impairment testing.  We made estimates of the fair value of the assets in our reporting units based on application of a discounted cash flow analysis, using the best available information at the time estimation of fair value is made. We determined that the fair value of assets including goodwill, which are covered by the impairment tests, is in excess of the asset carrying value for all of our reporting units and likewise concluded that no asset impairment valuation charges were warranted.

In 2011, we implemented FASB’s recently issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which permits a reporting unit level to first complete a qualitative determination whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. After assessing primarily qualitative and some quantitative factors it was determined that it is more likely than not that the fair value of our reporting units exceeded their carrying amounts. At December 31, 2011 we have concluded that no asset impairment valuation charges are warranted.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

		As of December 31, 2011		As of December 31, 2010
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$5,299	$4,746	$5,299	$4,532
Other intangibles	1 - 5 years	2,830	1,069	2,830	929
Total		$8,129	$5,815	$8,129	$5,461

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets for 2011, 2010 and 2009 was $354,000, $357,000, and $1,001,000, respectively. Total estimated amortization expense for the five years subsequent to 2011 is as follows: 2012 - $354,000; 2013 - $354,000; 2014 - $265,000; 2015 - $140,000; 2016 - $140,000.

Note 3.   Acquisition

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

Goodwill from our CP Telecom acquisition is a result of the value of acquired employees along with the expected synergies from the combination of CP Telecom and our operations. Goodwill resulting from the acquisition of CP Telecom is not deductible for tax purposes. CP Telecom operations have been integrated with our Fiber and Data Segment.

Note 4.   Fair Value of Financial Instruments

The fair value of our long-term obligations, after deducting current maturities, is estimated to be $122,886,000 at December 31, 2011 and $116,483,000 at December 31, 2010, compared to carrying values of $118,828,000 and $114,067,000, respectively. The fair value estimates are based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

Note 5.   Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 12. “Financial Derivative Instruments.” Comprehensive income for the year ended December 31, 2011 and 2010 was $7,809,000 and $12,325,000, respectively, in relation to net income of $9,237,000 and $12,094,000.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Unrecognized	Unrecognized	Unrecognized	Unrealized	Accumulated Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2008	$(1,375)	$246	$(145)	$(1,979	$(3,253)
2009 Activity	(2,005)	(33)	36	829	(1,173)
December 31, 2009	(3,380)	213	(109)	(1,150	(4,426)
2010 Activity	(271)	(33)	36	499	231
December 31, 2010	(3,651)	180	(73)	(651	(4,195)
2011 Activity	(726)	97	36	(835	(1,428)
December 31, 2011	$(4,377)	$277	$(37)	$(1,486	$(5,623)

(1) Amounts pertain to our post-retirement benefit plans.

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

(Dollars in thousands)	2011	2010	2009
Income tax related to OCI components beginning of year	$2,776	$2,926	$2,150
Income tax (liability) changes related to:
Unrecognized net actuarial loss	479	180	1,327
Unrecognized prior service credit	(64)	21	21
Unrecognized transition asset	(24)	(24)	(24)
Unrecognized gain (loss) on derivatives	554	(327)	(548)
Income tax related to OCI components end of year	$3,721	$2,776	$2,926

Note 6.   Segments

Our operations are conducted in three segments as: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Business Sector, made up of our Fiber and Data and Equipment Segments, serves customers across a five-state region with IP-based voice, transport, data and network solutions, managed services, network integration, equipment and support services. It specializes in providing integrated unified communication solutions for businesses of all sizes - from enterprise multi-office organizations to small and medium-sized businesses, primarily in the Upper Midwest. This Sector also provides fiber and data services to wholesale service providers, such as national and regional carriers and wireless carriers within the communications business.

The Telecom Sector provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven rural communities in northwest Iowa as an ILEC. The Telecom Sector operates fiber optic cable transport facilities in Minnesota and Iowa. The Telecom Sector offers an alternative choice for local telecommunications service, known as CLEC service in the communications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Sector resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. The Telecom Sector, through NIBI, also provides data processing and related services to HickoryTech’s other product lines and to other external telephone companies, municipalities, utilities and wireless and cable TV providers.

Our presentation of segments has changed from our previous filings to portray the organization as our chief operating decision-makers base their decisions. In 2011, with changes to our organizational and management structure, as well as the formation of a separate entity to isolate our equipment distribution operation, we were able to more clearly and completely separate our Business Sector into two reportable segments for operating decision-making. The segment information below has been reclassified to reflect these changes.

Segment information for the years ended December 31, 2011, 2010 and 2009 is as follows:

For Year Ended December 31
(Dollars in thousands)
				Corporate and
2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$45,149	$48,932	$69,457	$-	$163,538
Intersegment revenue	773	-	1,632	(2,405)	-
Total operating revenue	45,922	48,932	71,089	(2,405)	163,538

Depreciation and amortization	6,394	302	16,270	90	23,056
Operating income (loss)	7,346	2,746	11,283	(1,720)	19,655
Interest expense	2	-	58	4,825	4,885
Income taxes	2,922	1,094	4,472	(2,892)	5,596
Net Income (loss)	4,423	1,651	6,776	(3,613)	9,237
Total assets (A)	73,953	22,455	126,059	21,519	243,986
Property, plant and equipment, net	59,858	1,383	92,564	125	153,930
Additions to property, plant and equipment	11,553	428	9,392	67	21,440

For Year Ended December 31
(Dollars in thousands)
				Corporate and
2010	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$44,685	$47,544	$70,018	$-	$162,247
Intersegment revenue	542	-	1,976	(2,518)	-
Total operating revenue	45,227	47,544	71,994	(2,518)	162,247

Depreciation and amortization	5,778	392	15,737	115	22,022
Operating income (loss)	7,771	2,235	11,525	(563)	20,968
Interest expense	-	-	58	4,856	4,914
Income taxes	3,169	913	4,832	(4,881)	4,033
Net Income (loss)	4,603	1,348	6,652	(509)	12,094
Total assets (A)	67,151	20,717	132,381	9,939	230,188
Property, plant and equipment, net	54,732	1,140	99,037	168	155,077
Additions to property, plant and equipment	14,247	217	8,424	-	22,888

				Corporate and
2009	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$31,247	$37,436	$70,419	$-	$139,102
Intersegment revenue	500	-	1,217	(1,717)	-
Total operating revenue	31,747	37,436	71,636	(1,717)	139,102

Depreciation and amortization	4,999	414	15,680	84	21,177
Operating income (loss)	5,458	169	13,587	(629)	18,585
Interest expense	2	-	95	6,821	6,918
Income taxes	2,218	81	5,451	(7,251)	499
Net Income (loss)	3,240	122	8,068	(157)	11,273
Total assets (A)	60,781	12,075	140,494	9,133	222,483
Property, plant and equipment, net	45,691	1,176	106,328	283	153,478
Additions to property, plant and equipment	8,210	528	9,068	87	17,893

(A)
Breakout of total assets between the Fiber and Data and Equipment Segments is based on estimates for 2011, 2010 and 2009 as the two segments were not accounted for separately. Estimated total assets for the Equipment Segment in 2010 and 2009 do not include goodwill or other intangible assets.

NOTE 7.   STOCK COMPENSATION

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. The price at which shares can be purchased is 85% of the fair market value for shares on one specified date, the end of the plan year. As of December 31, 2011, there were 500,000 common shares reserved for this plan and 400,701 shares still available for issuance. As of December 31, 2011 employees had subscribed to purchase approximately 17,461 shares for the plan year ended August 31, 2012. Employees purchased 18,564 shares for the plan year ended August 31, 2011. We recorded stock compensation expense in the amount of $27,000 during 2011, 2010 and 2009 respectively, related to this plan.

Retainer Stock Plans for Directors

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. Beginning in January 2010, directors began to receive $25,000 of their annual retainer solely in shares of HickoryTech stock. As of December 31, 2011, there were 300,000 common shares reserved for this plan and 146,809 shares still available for future issuance.

Non-Employee Directors’ Incentive Plan

The Non-Employee Directors’ Incentive plan provided for each director to receive common stock contingent upon HickoryTech meeting pre-established objectives. This plan has not been utilized in 2011 or 2010. As of December 31, 2011 there were 200,000 common shares reserved for this plan and 152,000 shares available for future grants.

Stock Award Plan

HickoryTech’s Stock Award Plan provides for the granting of non-qualified stock options, stock awards and restricted stock awards to employees. The plan provides for stock awards based on the attainment of certain financial targets and individual achievements. Stock options issued under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. As of December 31, 2011, there were 1,750,000 common shares reserved for this plan and 835,247 shares available for future grants.

Stock Awards

We recognize stock compensation charges related to stock award plans when management concludes it is probable that the participant will earn the award. Such compensation charges are recorded based upon the fair value of our stock and are recognized during the service period specified by the stock award plan. Changes in estimated compensation are recorded in the period in which the change occurs. Stock-based compensation expense recognized was $1,119,000, $951,000 and $1,021,000 in 2011, 2010 and 2009, respectively. This includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2011. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimate.

Stock Options

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

We granted 10,000 options in April 2011 to the Chief Operating Officer as a condition of employment. The weighted average grant date fair value of options issued was $0.80 per share. Other than this stock award, options were last granted under the Company’s Stock Award Plan in September 2006. The Stock Award Plan provides for the issuance of stock options, but no current compensation programs have options as a component. As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Award Plan is not significant. This expense is expected to be recognized over a weighted average period of three years.

The following table details the key assumptions used in computing fair value using the Black-Scholes Option valuation model for the year ended December 31, 2011:

2011
Volatility	24.7%
Dividend Yield	7.7%
Risk-Free Interest Rates	3.0%
Expected Life in Years	7

A summary of all stock option activity for the three-year period ended December 31, 2011 is as follows:

	Options			Weighted Average Exercise Price
	2011	2010	2009	2011	2010	2009
Outstanding at Beginning of Year	343,250	430,950	471,200	$12.45	$12.87	$12.79
Granted	10,000	-	-	9.03	-	-
Exercised	(13,000)	-	-	8.94	-	-
Forfeited	(5,800)	-	-	12.51	-	-
Expired	(86,800)	(87,700)	(40,250)	15.94	14.52	11.87
Outstanding at End of Year	247,650	343,250	430,950	$11.28	$12.45	$12.87

Exercisable at End of Year	237,650	343,250	430,950	$11.37	$12.45	$12.87

Fair Value of Options Vesting During the Year	$-	$-	$7,000

Intrinsic Value of Options Exercised During the Year	$36,000	$-	$-

In 2011, we received $116,000 in cash and a $7,000 tax benefit related to stock options exercised during the year.

The following tables provide certain information with respect to stock options outstanding and exercisable at December 31, 2011:

			Weighted
	Stock Options	Weighted Average	Average Remaining
Range of Exercise Prices	Oustanding	Exercise Price	Contractual Life (Years)
$6.00 - $8.00	15,000	$6.95	4.7
$8.00 - $12.00	149,650	10.23	2.5
$12.00 - $16.00	83,000	13.95	0.3
	247,650	$11.28	1.9

Aggregate Intrinsic Value		$217,300

			Weighted
	Stock Options	Weighted Average	AverageRemaining
Range of Exercise Prices	Exercisable	Exercise Price	Contractual Life (Years)
$6.00 - $8.00	15,000	$6.95	4.7
$8.00 - $12.00	139,650	10.32	2.0
$12.00 - $16.00	83,000	13.95	0.3
	237,650	$11.37	1.6

Aggregate Intrinsic Value		$196,800

Note 8.   Extended Term Payable

Enventis has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the accounts receivable and inventory of the Business Sector and a guaranty of an amount up to $18,000,000 by HickoryTech. The agreement requires Enventis to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enventis, our subsidiary would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $6,920,000 and $8,254,000 at December 31, 2011 and 2010, respectively. These balances are classified as current liabilities in the accompanying Balance Sheets and are not considered part of our debt financing.

Note 9.   Debt and Other Obligations

Our long-term obligations as of December 31, 2011 were $118,828,000, excluding current maturities of $1,200,000 on debt and $207,000 on current maturities of capital leases. Long-term obligations as of December 31, 2010 were $114,067,000 excluding current maturities of $4,550,000 on debt and $342,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,965,000 available to borrow as of December 31, 2011; $35,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component ($119,700,000 outstanding as of December 31, 2011).

The term loans are structured in a Term Loan B facility. The outstanding principal balance of Term Loan B is $119,700,000 as of December 31, 2011. Under the terms, we are required to make quarterly principal payments of $300,000 beginning March 31, 2012. There was no outstanding principal balance under the revolving credit component as of December 31, 2011 and the revolving credit component does not require quarterly principal payments. Any remaining amounts outstanding on the revolving credit component and Term Loan B will be due at maturity on December 31, 2016.

The term loan component has a provision whereby we periodically receive patronage capital refunds. Patronage refunds are recorded as an offset to interest expense and amounted to $529,000 in 2011, $525,000 in 2010 and $512,000 in 2009.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. Specifically, the maximum leverage ratio is not to exceed 3.5 through December 31, 2012, 3.25 in 2013 and 3.00 thereafter. Our leverage ratio as of December 31, 2011 was 2.8. The second financial ratio, the debt service coverage ratio, must not be less than 2.5 during the term of the agreement. Our debt service coverage ratio as of December 31, 2011 was 6.8. Tables outlining these calculations can be found in the Liquidity and Capital Resources section found on page 36. The credit facility includes new allowances for continued payment of dividends and common stock repurchases and eliminates a specific capital expenditures limitation which was in place in our previous facility.

Our obligations under the credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, which includes total assets except for the Business Sector accounts receivable and inventory. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions, pay dividends or purchase/redeem Company stock over specified maximum values.

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest rate debt covering 60% of our debt. Additional information on our interest-rate swap agreements can be found under Note 12. “Financial Derivative Instruments.”

Our effective interest rate was 4.1%, 4.1% and 5.5% in 2011, 2010 and 2009, respectively. Annual requirements for principal payments for the years subsequent to 2011 are as follows: 2012 – $1,200,000; 2013 – $1,200,000; 2014 – $1,200,000, 2015 – $1,200,000 and 2016 – $114,900,000.

Note 10.   Employee Retirement Benefits

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We contribute up to 6% of the employee’s eligible compensation, based on the employee's voluntary contribution. Our contributions and costs for the retirement savings plan were $1,581,000 in 2011, $1,538,000 in 2010 and $1,497,000 in 2009. These obligations are fully funded.

In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. New employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits. Based on valuation assumptions at December 31, 2011, post-retirement benefits expected to be paid for the next five years and thereafter are as follows: 2012- $429,000; 2013 - $509,000; 2014 - $622,000; 2015 – $627,000; 2016 – $658,000 and thereafter – $3,773,000.

We are required to recognize the funded status of our post-retirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost.

The following table summarizes the balance sheet impact, including the benefit obligations and assets associated with our post-retirement benefit plans as of December 31, 2011 and 2010, respectively.

(Dollars in thousands)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$14,971	$13,270
Service cost	509	452
Interest cost	799	723
Amendments	(216)	-
Actuarial loss	1,632	844
Benefits paid	(369)	(318)
Benefit obligation at end of year	$17,326	$14,971

	As of December 31
(Dollars in thousands)	2011	2010	2009
Components of net periodic benefit cost
Service cost	$509	$452	$309
Interest cost	799	723	547
Expected return on plan assets	-	-	-
Amortization of transition obligation	60	60	60
Amortization of prior service cost	(55)	(55)	(55)
Recognized net actuarial loss	429	391	134
Net periodic benefit cost	$1,742	$1,571	$995

Discount rate used to determine benefit obligation As of December 31:	4.4%	5.4%	5.5%

In 2012, we expect to recognize approximately $60,000 of the transition obligation, ($76,000) of the prior service credit and $540,000 of the net actuarial loss as a component of total period post-retirement benefit expense.

Health Care Trend Rates for the Year Ending December 31, 2011	Year	Trend Rate
	2012-2013	6.2%
	2013-2014	6.1%
	2014-2015	5.9%
	2015-2016	5.8%
	2016-2017	5.8%
	2017-2018	5.8%
	2018-2019	5.8%
	2019-2020	5.8%
	2020-2080	5.8%-4.7%
	2081	4.7%

(Dollars in thousands)
Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease
Accumulated post-retirement benefit obligation as of December 31, 2011
Dollar	$2,991	$(2,388)
Percentage change in retiree medical costs	17.3%	(13.8%)

Service cost and interest cost for fiscal 2011
Dollar	$278	$(218)
Percentage change in retiree medical costs	20.5%	(16.0%)

The fair value of our pension plans were determined based on level 3 inputs. Our methodology for measuring the accumulated post-retirement benefit obligation is based on guidance published by the Society of Actuaries. Health care rates trend downward in the calculations in smaller increments over a longer period of time. The health care cost trend rate used in determining the accumulated post-retirement benefit obligations was 6.2% in 2012 and decreases gradually until it reaches 5.8% in 2015 and ultimately 4.7% in 2081. These initial trend rate assumptions were provided based on a study of the ten-year history of our self-funded medical benefits plan. A one-percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $2,991,000. A one-percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $2,388,000.

We are required to recognize a current federal subsidy that we may receive for providing prescription drug coverage to retirees. Substantial portions of the prescription drug benefits provided under our post-retirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D. As of December 31, 2011 and 2010, the reduction in the accumulated post-retirement benefit obligation due to the subsidy was $2,833,000 and $1,921,000, respectively.

Note 11.    Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2011, 2010 and 2009 include the following components:

(Dollars in thousands)	2011	2010	2009
Current income taxes (benefits):
Federal	$346	$(937)	$(1,144)
State	98	(267)	(325)
Deferred income taxes (benefits):
Federal	3,509	5,106	2,020
State	1,643	131	(52)
Total income tax provision	$5,596	$4,033	$499

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2011	2010
Tax liabilities:
Depreciation and fixed assets	$30,142	$25,699
Intangible assets	8,800	8,238
Other	201	-
Gross deferred tax liability	$39,143	$33,937
Tax Assets:
Deferred compensation and post-retirement benefits	$7,922	$6,939
Receivables and inventories	311	349
Accrued liabilities	814	777
Derivatives	983	430
State net operating loss	1,759	1,764
Other	19	542
Gross deferred tax asset	11,808	10,801
Valuation allowance	(1,733)	(1,724)
Net deferred tax liability	29,068	24,860
Current deferred tax asset	1,559	2,008
Net non-current deferred tax liability	$30,627	$26,868

We have Iowa net operating loss carry-forwards for tax purposes available to offset future income of approximately $26,700,000 at December 31, 2011. The Iowa net operating loss carry-forwards expire in varying amounts between 2018 and 2029. Due to the historical generation of net operating losses by our subsidiaries operating in Iowa and management’s belief that the Iowa operations will not generate significant positive taxable income in the future, the utilization of these net operating loss carry-forwards is doubtful. A valuation allowance has been established to reduce the carrying value of the benefits associated with the Iowa net operating losses incurred by our subsidiaries in the state of Iowa. We also have a net operating loss carry-forward of approximately $3,500,000 incurred by the parent company in the state of Minnesota. Management believes that it is unlikely that we will realize all of the benefits associated with the Minnesota net operating loss prior to the expiration of the carry forward period. Therefore, a valuation allowance was established to reduce the carrying value of the benefits associated with the net operating losses incurred by the parent company in Minnesota. Future events and changes in circumstances could cause this valuation allowance to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes net of federal tax benefit	6.1	6.1	6.2
Release of income tax reserve and prior
Year adjustments	(2.4)	(17.1)	(37.5)
Medicare part D subsidy	0.0	1.6	(0.6)
Uncertain tax positions	0.1	0.4	1.5
Acquisition costs	-	-	0.8
Other, net	(1.1)	(1.0)	(1.2)
Effective tax rate	37.7%	25.0%	4.2%

When addressing uncertainty in tax positions, we are required to apply a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements.

As of December 31, 2011, we had unrecognized tax benefits totaling $149,000 (net of tax) excluding interest. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $130,000. During 2011, we recognized approximately $357,000 of previously unrecognized tax benefits and approximately $49,000 of associated interest as a result of the expiration of statute of limitations. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $11,000 during the next 12 months as a result of expirations of statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense.  As of December 31, 2011, we have accrued $5,000 (net of tax) for interest related to unrecognized tax benefits.

The following roll-forward of unrecognized tax benefits excludes interest accrued on unrecognized tax benefits and is presented gross of any expected federal tax benefits related to unrecognized state tax benefits.

(Dollars in thousands)	2011	2010
Unrecognized tax benefits opening balance (excluding interest)	$697	$3,215
Increases:
Tax positions taken in current period	8	17
Settlements	(15)	-
Lapse of statute limitations	(409)	(2,535)
Ending balance (excluding interest)	$281	$697

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2008 except to the extent of losses utilized in subsequent years.

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

The fair value of our interest rate swap agreements were determined based on level 2 inputs. Listed below are the interest rate swap agreements which lock in our interest rates on existing variable interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Coverage Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The fair value of our derivatives at December 31, 2011 is recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. As our former interest-rate swap agreement expired in September 2011, the fair value of our derivatives at December 31, 2010 was recorded as financial derivative instruments under the short-term liabilities section of our balance sheet as of December 31, 2010.

The fair value of our derivatives at December 31, 2011 and December 31, 2010 is a net liability of $2,469,000 and $1,079,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the years ended December 31, 2011, 2010 and 2009.

(Dollars in thousands)	Gain/(Loss) Reported in Accumulated			Location of Gain/Proceeds	Amount of Gain/Proceeds
Derivatives Instruments in	Other Comprehensive Loss			Reclassified from Accumulated	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2011	2010	2009	Other Comprehensive Income into Income	2011	2010	2009

Interest Rate Contracts	$(835)	$499	$829	Interest Expense	$-	$-	$-

Note 13.   Commitments, Contingencies, and Concentrations

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

In August 2010, we were awarded a NTIA Broadband Technology Opportunities Program grant to extend our middle mile fiber-optic network across greater Minnesota connecting health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network. This project involves approximately $24,000,000 of capital expenditures of which $16,800,000 is funded by the NTIA grant. We began capitalizing costs associated with this project in 2010 and began receiving grant funds in June 2011. The table below provides an overview of the capital expenditures incurred on this project along with reimbursements pending or received from the program. We anticipate the completion of this project by August 2013.

(Dollars in thousands)
Capital Expenditures	Capital Expenditures	NTIA Reimbursements
Incurred as of December 31, 2011	Pending Reimbursement from NTIA	Received as of December 31, 2011
$12,664	$1,920	$6,945

We have built our equipment practice around the Cisco brand. We generated sales of approximately $49,000,000, $48,000,000, and $37,000,000 in the years ended 2011, 2010 and 2009, respectively. The loss of Cisco as our principal supplier could significantly impact this revenue stream. We consider our relationship with Cisco to be sound.

We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 20% of our employees. The current labor agreement expires in 2013.

Operating Lease Commitments

We own most of our major facilities, but do lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $1,853,000 in 2011, $1,654,000 in 2010 and $1,683,000 in 2009. At December 31, 2011, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2012 - $1,680,000;  2013- $1,377,000; 2014 - $1,306,000;  2015 - $1,261,000;  2016 - $587,000 and thereafter – $2,045,000.

Note 14.   Quarterly Financial Information (Unaudited)

	2011
(Dollars in thousands except per share amounts)	4th	3rd	2nd	1st
Operating revenue	$39,564	$45,244	$40,108	$38,622
Operating income	$3,645	$6,342	$5,002	$4,666
Net income	$1,430	$2,971	$2,694	$2,142
Basic earnings per share	$0.11	$0.22	$0.20	$0.16
Fully diluted earnings per share	$0.11	$0.22	$0.20	$0.16

Dividends per share	$0.14	$0.135	$0.135	$0.135

	2010
	4th	3rd	2nd	1st
Operating revenue	$41,779	$43,480	$38,268	$38,720
Operating income	$4,463	$6,388	$5,657	$4,460
Net income	$2,114	$5,043	$3,510	$1,427
Basic earnings per share	$0.16	$0.38	$0.27	$0.11
Fully diluted earnings per share	$0.16	$0.38	$0.27	$0.11

Dividends per share	$0.135	$0.13	$0.13	$0.13

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on an individual basis.

Note 15.   Subsequent Events

Our wholesale financing agreement with GE Commercial Distribution Finance Corporation was amended February 28, 2012, to isolate the collateral associated with the wholesale financing agreement to a separate subsidiary, Enterprise Integration Services, Inc. This separate subsidiary exclusively handles our equipment sales and service. The amended agreement reduced the parent company guarantee from $18,000,000 to $2,500,000.

On March 1, 2012, we completed our acquisition of IdeaOne Telecom Group, LLC, a metro fiber network provider, serving Fargo, North Dakota, for the purchase price of $28,000,000 plus routine working capital adjustments. The acquisition was funded with existing liquidity through cash reserves and $22,000,000 of term loan debt which is integrated with our senior credit facility which was initiated in August 2011. The acquisition advances our strategy to grow our business and broadband services. The acquisition will add 225 fiber route miles to our existing regional fiber network, 38 employees to our workforce and will add an office in Fargo, North Dakota. Its operations will be integrated into our Fiber and Data Segment. During the year-ended December 31, 2011 we have incurred $510,000 of acquisition related expenses which have been recorded as selling, general and administrative expense. We have not yet completed a Balance Sheet or resulting goodwill allocation as of the acquisition date.

In conjunction with the closing of IdeaOne, on March 1, 2012 we entered into an Incremental Term credit facility for $22,000,000. The Incremental Term credit facility is an integral part of the senior credit facility we entered into on August 11, 2011, and it shares the same terms and conditions as the senior credit facility.

HickoryTech’s Board of Directors has declared a regular quarterly dividend of $0.14 cents per share, payable March 5, 2012 to shareholders of record on February 15, 2012.

We have evaluated and disclosed subsequent events through the filing date of the Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, all officers of HickoryTech, Vice President of Enterprise Integration Services, Director of Regulatory Affairs, Director of Investor Relations and Marketing, Controller, the Board of Directors, employees involved in financial reporting and to other designated employees. All employees of the Company have adopted a Code of Conduct and have undergone training on this code and ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market.

Item 11.   Executive Compensation

Information as to executive compensation included under the headings of “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “2011 Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation for 2011,” “Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No beneficial owner held more than 5% of HickoryTech’s common stock as of December 31, 2011. The information as to security ownership of management included under the heading of “Security Ownership” in the Proxy Statement is incorporated by reference.

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

2. Financial Statement Schedule
Page
Schedule II – Valuation and Qualifying Accounts	76
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
4(b)
Credit Agreement dated as of August 11, 2011, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to therein and CoBank, ACB as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed August 12, 2011)

4(c)
Collateral Agreement dated as of August 11, 2011, by and among Hickory Tech Corporation and certain of its subsidiaries as Grantors, and CoBank, ACB as Administrative Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 12, 2011)

4(d)
Incremental Term Loan Agreement, dated as of March 1, 2012, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to therein and CoBank, ACB, as Administrative Agent and a Lender (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 5, 2012)

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

10.4+	HickoryTech Corporation 1993 Stock Award Plan (Amended and Restated effective September 26, 2001) (Incorporated by reference to Exhibit 10(l) to the Registrant’s Form 10-K filed March 27, 1997)
10.5+
Form of Non-Incentive Stock Option Agreement used in connection with grants under the 1993 Stock Award Plan (Incorporated by reference to Exhibit 10(r) to the Registrant’s Form 10-K filed March 4, 2005)

10.6+	HickoryTech Corporation 2005 Directors’ Incentive Plan (Incorporated by reference to Exhibit 10(s) to the Registrant’s Form 8-K filed May 12, 2005)
10.7
Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005 (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2005)

10.8
First Amendment to Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005 (Incorporated by reference to Exhibit 2.1A to the Registrant’s Current Report on Form 8-K filed on January 5, 2006)

10.9+	HickoryTech Corporation Employee Stock Purchase Plan, Amended and Restated August 1, 2006 (Incorporated by reference to Exhibit 10.14 to the Registrants Form 10-K dated February 29, 2008)
10.10+
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

10.11+	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 3, 2011)
10.12+	HickoryTech Corporation Long-Term Executive Incentive Program Amended and Restated January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 27, 2010)
10.13+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Walter A. Prahl (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed March 1, 2011)

10.14+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and John W. Finke (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed March 1, 2011)

10.15+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and David A. Christensen (Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed March 1, 2011)

Exhibit	Description
10.16+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Lane C. Nordquist (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed March 1, 2011)

10.17+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Mary T. Jacobs (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed March 1, 2011)

10.18+	Employment Agreement dated April 4, 2011 between HickoryTech Corporation and Carol Wirsbinski (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 3, 2011)
10.19+	Change of Control Agreement dated April 4, 2011 between HickoryTech Corporation and Carol Wirsbinski (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 3, 2011)
10.20+
Membership Interest Purchase Agreement by and among Hickory Tech Corporation, North Dakota Telecom I, LLC, and Southeast Rural Vision Enterprises, Co. for the acquisition of IdeaOne Telecom Group, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 6, 2011)

10.21
Inventory Financing Agreement, dated February 28, 2012, among Enterprise Integration Services, Inc., a wholly owned subsidiary of Hickory Tech Corporation, and GE Commercial Distribution Finance Corporation, as amended (Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K filed February 29, 2012)

14	HickoryTech Corporation Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed September 27, 2011)
21*	Subsidiaries of HickoryTech Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Management compensation plan or arrangement required to be filed as an exhibit.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
HickoryTech Corporation
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2009
Allowance for doubtful accounts	$905	$128	$-	$(390)	$643
Deferred tax asset valuation allowance	1,687	8	-	-	1,695
Total	$2,592	$136	$-	$(390)	$2,338

Year ended December 31, 2010
Allowance for doubtful accounts	$643	$1,010	$-	$(1,083)	$570
Deferred tax asset valuation allowance	1,695	29	-	-	1,724
Total	$2,338	$1,039	$-	$(1,083)	$2,294

Year ended December 31, 2011
Allowance for doubtful accounts	$570	$299	$-	$(433)	$436
Deferred tax asset valuation allowance	1,724	9	-	-	1,733
Total	$2,294	$308	$-	$(433)	$2,169

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2012	HICKORYTECH CORPORATION
	By:	/s/ David A. Christensen
David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Dale E. Parker Dale E. Parker, Chair	March 7, 2012
/s/ John W. Finke John W. Finke President, Chief Executive Officer and Director (principal executive officer)	March 7, 2012
/s/ David A. Christensen David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 7, 2012
/s/ R. Wynn Kearney, Jr. R. Wynn Kearney, Jr., Director	March 7, 2012
/s/ Robert D. Alton Robert D. Alton, Director	March 7, 2012
/s/ Lyle T. Bosacker Lyle T. Bosacker, Director	March 7, 2012

(a majority of directors)