Form 10-Q
period 2012-03-31
HICKORY TECH CORP
filed 2012-05-01
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The total number of shares of the Registrant’s common stock outstanding as of April 27, 2012: 13,479,677.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands, except share and per share amounts)	2012	2011
Operating revenue:
Equipment	$15,299	$8,195
Services	31,645	30,427
Total operating revenue	46,944	38,622

Costs and expenses:
Cost of sales, excluding depreciation and amortization	13,466	6,999
Cost of services, excluding depreciation and amortization	15,326	14,735
Selling, general and administrative expenses	6,706	6,543
Depreciation	6,056	5,591
Amortization of intangibles	138	88
Total costs and expenses	41,692	33,956

Operating income	5,252	4,666

Other income and expense:
Interest and other income	20	10
Interest expense	(1,364)	(1,068)
Total other (expense)	(1,344)	(1,058)

Income before income taxes	3,908	3,608
Income tax provision	1,586	1,466

Net income	$2,322	$2,142

Basic earnings per share	$0.17	$0.16

Weighted average common shares outstanding	13,450,850	13,329,603

Diluted earnings per share	$0.17	$0.16

Weighted average common and equivalent shares outstanding	13,468,749	13,341,871

Dividends per share	$0.14	$0.135

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Net Income	$2,322	$2,142
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	(47)	339
Income tax (expense) benefit	19	(135)
Unrealized holding gains (loss) on interest rate swaps	(28)	204

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	135	107
Prior service credit	(19)	(14)
Transition asset	15	15
Income tax expense	(52)	(43)
Change in post-retirement benefit plan	79	65

Other comprehensive income	51	269

Comprehensive Income	$2,373	$2,411

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,724	$13,057
Receivables, net of allowance for doubtful accounts of $169 and $436	20,554	25,317
Inventories	5,460	9,297
Income taxes receivable	-	498
Deferred income taxes, net	1,559	1,559
Prepaid expenses	2,382	1,801
Other	597	964
Total current assets	51,276	52,493

Investments	3,199	4,277

Property, plant and equipment	409,879	396,816
Accumulated depreciation	(235,184)	(242,886)
Property, plant and equipment, net	174,695	153,930

Other assets:
Goodwill	29,034	27,303
Intangible assets, net	5,476	2,314
Deferred costs and other	3,784	3,669
Total other assets	38,294	33,286

Total assets	$267,464	$243,986

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,481	$4,661
Extended term payable	8,615	6,920
Accrued income taxes	1,072	-
Deferred revenue	5,778	6,251
Accrued expenses and other	6,868	10,175
Current maturities of long-term obligations	1,621	1,407
Total current liabilities	30,435	29,414

Long-term liabilities:
Debt obligations, net of current maturities	140,272	118,828
Accrued income taxes	154	154
Deferred revenue	1,125	1,131
Financial derivative instruments	2,516	2,469
Accrued employee benefits and deferred compensation	18,409	18,166
Deferred income taxes	30,660	30,627
Total long-term liabilities	193,136	171,375

Total liabilities	223,571	200,789

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,488,490 in 2012 and 13,396,176 in 2011	1,349	1,340
Additional paid-in capital	15,875	15,683
Retained earnings	32,241	31,797
Accumulated other comprehensive (loss)	(5,572)	(5,623)
Total shareholders' equity	43,893	43,197

Total liabilities and shareholders' equity	$267,464	$243,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31
(Dollars in thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$2,322	$2,142
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,194	5,679
Accrued patronage refunds	(161)	(97)
Stock based compensation	114	254
Other	353	122
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	4,998	5,036
Prepaid expenses	(580)	(693)
Inventories	3,950	246
Accounts payable and accrued expenses	(1,996)	(1,427)
Deferred revenue, billings and deposits	(485)	280
Income taxes	1,575	4,427
Other	1,648	928
Net cash provided by operating activities	17,932	16,897

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,955)	(3,742)
Broadband stimulus grant received	1,321	-
Acquisition of IdeaOne Telecom	(28,180)	-
Proceeds from sale of assets	-	69
Net cash (used in) investing activities	(31,814)	(3,673)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	11,137	11,382
Payments on extended term payable arrangement	(9,442)	(12,678)
Borrowings on credit facility	22,000	16,000
Payments on credit facility and capital lease obligations	(355)	(16,173)
Proceeds from issuance of common stock	86	66
Change in cash overdraft	-	(238)
Dividends paid	(1,877)	(1,797)
Net cash provided by (used in) financing activities	21,549	(3,438)

Net increase in cash and cash equivalents	7,667	9,786
Cash and cash equivalents at beginning of the period	13,057	73
Cash and cash equivalents at the end of the period	$20,724	$9,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,358	$1,078
Net cash paid (received) for income taxes	$11	$(2,961)
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$14	$-
Change in other comprehensive (loss) from financial derivativesand post-retirement benefits	$51	$269

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2012

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of HickoryTech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Accounting Developments

We reviewed all significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

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

	Three Months Ended March 31
(Dollars in thousands, except share and earnings per share amounts)	2012	2011
Net Income	$2,322	$2,142

Weighted average shares outstanding	13,450,850	13,329,603
Stock options (dilutive only)	16,737	10,667
Stock subscribed (ESPP)	1,162	1,601
Total dilutive shares outstanding	13,468,749	13,341,871

Earnings per share:
Basic and Diluted	$0.17	$0.16

Dividends per share	$0.14	$0.135

Options to purchase 87,950 and 238,250 for the three months ended March 31, 2012 and 2011, respectively were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first quarter of 2012 and 2011, respectively, are as follows:

Shares outstanding on record date	2012	2011
First quarter (February 15)	13,409,941	13,311,817

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.14 and $0.135 per share in the first quarter of 2012 and 2011, respectively. During the first three months of 2012 and 2011, shareholders have elected to reinvest $71,000 and $66,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3. Acquisition

On March 1, 2012, we purchased all of the capital stock of IdeaOne Telecom for a purchase price of $28,180,000 expanding our business and broadband services in the Fargo, North Dakota market. The acquisition was funded with existing liquidity through cash reserves of $6,180,000 and $22,000,000 of term loan debt which is integrated with our senior credit facility.

The table below sets forth the provisional IdeaOne Telecom purchase price allocation. The purchase price allocation resulted in goodwill of $1,731,000. The fair value of the property and equipment, intangible assets and other assets and liabilities was determined based on level 3 inputs.

(Dollars in thousands)	2012
Property and equipment	$23,077
Accounts receivable	310
Identifiable intangible assets:
Customer relationships and contracts	3,200
Trade name	100
Goodwill	1,731
Other assets	273
Liabilities	(511)
Allocation of purchase consideration	$28,180

Goodwill from our acquisition is a result of the value of acquired employees along with the expected synergies from the combination of IdeaOne Telecom and our operations. IdeaOne Telecom operations have been integrated with and goodwill will be recorded within our Fiber and Data Segment. Goodwill resulting from this acquisition is deductible for tax purposes.

Of the identified intangible assets above, customer relationships and contracts have useful lives between four and seven years and the trade name has a useful life of two years. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the period of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Acquisition related expenses of $510,000 were reflected in selling, general and administrative expenses in results for the fourth quarter ended December 31, 2011. In the three months ended March 31, 2012, acquisition related expenses were insignificant and are reflected in selling, general and administrative expenses. The Company has expensed all acquisition related costs except those related to the incremental debt. The costs incurred related to the incremental term debt financing have been capitalized and are amortized over the life of the debt facility using the effective interest rate method.

Note 4.  Goodwill and Other Intangible Assets

The carrying value of our goodwill and intangible assets increased during the first quarter of 2012 due to our acquisition of IdeaOne Telecom which closed on March 1, 2012. Goodwill was $29,034,000 as of March 31, 2012 compared to $27,303,000 at December 31, 2011. We have goodwill in all three of our operating units: Fiber and Data Segment goodwill resulted from our acquisition of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill also resulted from our acquisition of Enventis Telecom and Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Fiber and Data	$5,390	$3,659
Equipment	$596	$596
Telecom	$23,048	$23,048

We test acquired goodwill for impairment annually by first completing a qualitative analysis to determine whether or not it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We completed our annual impairment test for acquired goodwill as of December 31, 2011, which resulted in no impairment charges to goodwill. In the first three months of 2012, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value.  Identifiable intangible assets that are subject to amortization are evaluated for impairment on an annual basis or if an event occurs or a change in circumstances indicates the carrying value may not be recoverable. Our acquisition price for IdeaOne Telecom included intangible assets of $3,200,000 in customer relationships and $100,000 of other intangibles. The components of intangible assets are as follows:

		As of March 31, 2012		As of December 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$8,499	$4,845	$5,299	$4,746
Other intangibles	1 - 5 years	2,930	1,108	2,830	1,069
Total		$11,429	$5,953	$8,129	$5,815

Amortization expense related to the definite-lived intangible assets was $138,000 and $88,000 for the three months ended March 31, 2012 and 2011, respectively. Total estimated amortization expense for the remaining nine months of 2012 and the five years subsequent to 2012 is as follows: 2012 (April 1 – December 31) – $665,000; 2013 - $893,000; 2014 - $762,000; 2015 - $629,000; 2016 - $567,000; 2017 - $414,000.

Note 5.   Fair Value of Financial Instruments

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs used to measure fair value are as follows:

•	Level 1– quoted prices in active markets for identical assets and liabilities.
•	Level 2– observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3– unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of cash and cash equivalents, net accounts receivables and payables, other short-term monetary assets and liabilities was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

On a recurring basis we measure the fair value of our long-term debt and interest rate swaps, which are considered level 2 instruments. The fair value estimate for our long-term debt is based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three month LIBOR rate over the life of each swap. Our interest rate swaps are recognized at fair value under the long-term liabilities on the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011.

The fair value and carrying value of our long-term debt, after deducting current maturities and our interest rate swaps are as follows at March 31, 2012 and December 31, 2011.

		March 31, 2012		December 31, 2011
(Dollars in thousands)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2	$140,272	$144,727	$118,828	$122,886
Interest rate swaps	2	$2,516	$2,516	$2,469	$2,469

Note 6.   Debt and Other Obligations

Our long-term obligations as of March 31, 2012 were $140,272,000, excluding current maturities of $1,420,000 on debt and $201,000 on current maturities of capital leases. Long-term obligations as of December 31, 2011 were $118,828,000 excluding current maturities of $1,200,000 on debt and $207,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,965,000 available to borrow as of March 31, 2012; $35,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component. On March 1, 2012 we borrowed an additional $22,000,000 of incremental term loan debt under our existing credit facility to fund our acquisition of IdeaOne Telecom.

The term loans are structured in a Term Loan B facility. The outstanding principal balance of Term Loan B is $119,400,000 as of March 31, 2012. Terms require us to make quarterly principal payments of $300,000. The outstanding principal balance of the Incremental Term is $22,000,000 as of March 31, 2012 and requires us to make quarterly principal payments of $55,000. There was no outstanding principal balance under the revolving credit component as of March 31, 2012 and the revolving credit component does not require quarterly principal payments. Any remaining amounts outstanding on the revolving credit component and Term Loans will be due at maturity on December 31, 2016.

The term loan component has a provision whereby we periodically receive patronage capital refunds. Patronage refunds are recorded as an offset to interest expense and amounted to $161,000 in the first quarter of 2012 compared to $97,000 in the first quarter of 2011.

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. Specifically, the maximum leverage ratio is not to exceed 3.5 through December 31, 2012, 3.25 in 2013 and 3.00 thereafter. Our leverage ratio as of March 31, 2012 was 2.9. The second financial ratio, the debt service coverage ratio, must not be less than 2.5 during the term of the agreement. Our debt service coverage ratio as of March 31, 2012 was 6.9. Tables outlining these calculations can be found in the Liquidity and Capital Resources section found on page 27. The credit facility includes new allowances for continued payment of dividends and common stock repurchases and eliminates a specific capital expenditures limitation which was in place in our previous facility.

Our obligations under the credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, which includes total assets except for the Equipment Segment accounts receivable and inventory. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions, pay dividends or purchase/redeem Company stock over specified maximum values.

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest rate. Additional information on our interest-rate swap agreements can be found under Note 7. “Financial Derivative Instruments.”

Note 7.  Financial Derivative Instruments

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

The fair value of our derivatives at March 31, 2012 and December 31, 2011 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at March 31, 2012 and December 31, 2011 is a net liability of $2,516,000 and $2,469,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholder’s equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending March 31, 2012 and 2011, respectively.
(Dollars in thousands)	Gain (Loss) Reported in Accumulated		Location of Gain/Proceeds Reclassified	Amount of Gain/Proceeds
Derivative Instruments	Other Comprehensive Loss		from Accumulated Other	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2012	2011	Comprehensive Income into Income	2012	2011

Interest Rate Contracts	$(28)	$204	Interest Expense	$-	$-

Note 8.   Extended Term Payable

Enterprise Integration Services, Inc., a wholly owned subsidiary, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the assets of our Equipment Segment and a guaranty of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services would require HickoryTech to perform under the guaranty. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $8,615,000 and $6,920,000 at March 31, 2012 and December 31, 2011, respectively. These balances are classified as current liabilities in the accompanying Balance Sheets and are excluded from our debt financing per our senior credit agreement.

Note 9.  Employee Post-Retirement Benefits

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

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Components of net periodic benefit cost
Service cost	$150	$127
Interest cost	188	200
Expected return on plan assets	-	-
Amortization of transition obligation	15	15
Amortization of prior service cost	(19)	(14)
Recognized net actuarial loss	135	107
Net periodic benefit cost	$469	$435

Employer's contributions for current premiums:		March 31, 2012
Contributions made for the three months ended March 31, 2012		$83
Expected contributions for remainder of 2012		258
Total estimated employer contributions for fiscal year 2012		$341

Note 10.  Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Fiber and Data Segment and the Telecom Segment are comprised of raw materials. The inventory value in the Equipment Segment is primarily comprised of finished goods in transit to customers or at customers’ locations of which title has not yet transferred. The inventory level in the Equipment Segment is subject to the fluctuations in the equipment revenue and the timing of individual customer orders.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Fiber and Data	$1,222	$950
Equipment	$2,653	$6,631
Telecom	$1,585	$1,716

We value inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves.

Note 11.  Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 7. “Financial Derivative Instruments.” Comprehensive income for the three months ended March 31, 2012 and 2011 was $2,373,000 and $2,411,000 respectively, in relation to reported net income of $2,322,000 and $2,142,000. The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax.

					Accumulated
	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Net Actuarial	Prior Service	Transition	Gain/(Loss)	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	on Derivatives	Income/(Loss)
December 31, 2011	$(4,377)	$277	$(37)	$(1,486)	$(5,623)
2012 Q1 Activity				(28)	(28)
Q1 Net Periodic Benefit Cost	81	(11)	9		79
March 31, 2012	$(4,296)	$266	$(28)	$(1,514)	$(5,572)

(1) Amounts pertain to our post-retirement benefit plans.

 Note 12.  Income Taxes

The effective income tax rate from operations for the first quarter of 2012 and 2011 was 40.6% and 40.7%. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of March 31, 2012, we had unrecognized tax benefits totaling $149,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $130,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $11,000, including interest, during the next 12 months as a result of expirations of the statute of limitations.

We recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2012, we have accrued $5,000 (net of tax) for interest related to unrecognized tax benefits.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2008 except to the extent of losses utilized in subsequent years.

Note 13.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of all stock-based compensation plans.

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $114,000 and $254,000 respectively in the three months ended March 31, 2012 and 2011. The decrease in the stock-based compensation expense was primarily driven by the decrease we have realized in our stock price in 2012. This includes compensation expense for share-based payment awards granted prior to, but not vested as of March 31, 2012.

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

As of March 31, 2012, there was $5,000 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s Stock Award Plan. This expense is being recognized over a weighted average period of three years.

A summary of stock option activity is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2012	247,650	$11.28
Granted	-	-
Exercised	(1,500)	10.22
Forfeited	-	-
Expired	(35,000)	15.03
Outstanding at March 31, 2012	211,150	$10.66
Exercisable at March 31, 2012	201,150	$10.74

The following table provides certain information with respect to stock options outstanding at March 31, 2012:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	4.42
$8.00 - $12.00	148,150	10.23	2.24
$12.00 - $16.00	48,000	13.16	0.17
	211,150	$10.66	1.93

Aggregate intrinsic value:		$142,000

The following table provides certain information with respect to stock options exercisable at March 31, 2012:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	4.42
$8.00 - $12.00	138,150	10.32	1.75
$12.00 - $16.00	48,000	13.16	0.17
	201,150	$10.74	1.57

Aggregate intrinsic value:		$129,000

Note 14.  Quarterly Segment Financial Summary

Our operations are conducted in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and small-to-medium business customers with high-speed communications products supported by our extensive statewide fiber network and community access rings. With our experience and communication expertise we are able to provide standard and customized network solutions which can be extended beyond our network to provide end-to-end national connectivity. The Fiber and Data segment also includes revenue from our SingleLink services and voice, data and Internet services sold to SMB business customers in several metropolitan markets.

Our Equipment Segment provides equipment solutions and support for a broad spectrum of business customers. Our equipment solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and data center solutions. We provide a complete array of products and services to support the Cisco equipment sold to business customers including professional services, maintenance, total care support and security. Professional services include network assessments, planning, design, implementation and training. Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure. We also offer security solutions combining leading network security products with our experience and expertise in integrated communications systems.

Our Telecom Segment provides telephone services to Mankato and adjacent areas of south central Minnesota and to eleven rural communities in northwest Iowa as an ILEC. This segment operates fiber optic cable transport facilities in Minnesota and Iowa. It also offers an alternative choice for local telecommunications service, known as CLEC service in the communications industry, to customers in Minnesota and Iowa not currently in HickoryTech’s ILEC service area. In addition, the Telecom Segment resells long distance service to Minnesota and Iowa subscribers in its ILEC and CLEC markets. Through NIBI, the Telecom Segment also provides data processing and related services to HickoryTech’s other product lines and to other external telephone companies, municipalities, utilities and wireless and cable TV providers.

Our presentation of segments has changed from our previous 10-Q filing to portray the organization as our chief operating decision-makers base their decisions. In 2011, changes to our organizational and management structure, as well as the formation of a separate entity to isolate our equipment distribution operation, we were able to more clearly and completely separate our Business Sector into two reportable segments for operating decision-making. The segment information below has been reclassified to reflect these changes.

Segment information for the three months ended March 31, 2012 and 2011 is as follows:
(Dollars in thousands)				Corporate and
Three Months Ended March 31, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$13,219	$17,421	$16,304	$-	$46,944
Intersegment revenue	193	-	410	(603)	-
Total operating revenue	13,412	17,421	16,714	(603)	46,944

Depreciation and amortization	1,966	71	4,133	24	6,194
Operating income (loss)	2,345	820	2,187	(100)	5,252
Interest expense	-	-	13	1,351	1,364
Income tax provision (benefit)	950	334	883	(581)	1,586
Net Income (loss)	1,395	486	1,299	(858)	2,322
Total assets	101,996	16,144	122,512	26,812	267,464
Property, plant and equipment, net	83,055	1,389	90,150	101	174,695
Additions to property, plant and equipment	1,965	73	1,596	-	3,634

Three Months Ended March 31, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$10,861	$10,424	$17,337	$-	$38,622
Intersegment revenue	161	-	412	(573)	-
Total operating revenue	11,022	10,424	17,749	(573)	38,622

Depreciation and amortization	1,586	68	4,003	22	5,679
Operating income (loss)	1,485	498	2,901	(218)	4,666
Interest expense	-	-	18	1,050	1,068
Income tax provision (benefit)	602	204	1,168	(508)	1,466
Net Income (loss)	883	295	1,716	(752)	2,142
Total assets	67,519	16,608	129,109	15,641	228,877
Property, plant and equipment, net	54,981	1,126	97,008	146	153,261
Additions to property, plant and equipment	1,806	6	1,930	-	3,742

Note 15.  Commitments and Contingencies

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

	Project Activity
(Dollars in thousands)	YTD March 31, 2012	YTD December 31, 2011	Project Total
Capital Expenditures Incurred	$383	$12,664	$13,047
Capital Expenditures Pending Reimbursement	$867	$-	$867
NTIA Reimbursements Received	$1,321	$6,945	$8,266

We anticipate the completion of this project by August 2013.

Note 16.  Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of the Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 which is incorporated herein by reference.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Acquisition/Business Combinations
We utilize the acquisition accounting method for acquisitions/business combinations requiring us to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value on the acquisition date. Acquisition costs are expensed as incurred.

Results of Operations

We conduct our operations in three business segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and small-to-medium business customers with high-speed communications products supported by our extensive statewide fiber network and community access rings. With our experience and communication expertise we are able to provide standard and customized network solutions which can be extended beyond our network to provide end-to-end national connectivity. The Fiber and Data segment also includes revenue from our SingleLink services and voice, data and Internet services sold to SMB business customers in several metropolitan markets.

Our Equipment Segment provides equipment solutions and support for a broad spectrum of business customers. Our equipment solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and data center solutions. We provide a complete array of products and services to support the Cisco equipment sold to business customers including professional services, maintenance, total care support and security. Professional services include network assessments, planning, design, implementation and training. Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure. We also offer security solutions combining leading network security products with our experience and expertise in integrated communications systems.

Our Telecom Segment provides bundled residential and business services including high-speed Internet, broadband services, digital TV, local voice and long distance services in our legacy telecom service area. Telecom is comprised of two markets. The first includes an incumbent local exchange carrier (“ILEC”) operating in 13 south central Minnesota communities and 13 rural northwest Iowa communities. The second market is a competitive local exchange carrier (“CLEC”) operation. We own our network in both the ILEC and CLEC communities. The Telecom Segment, through National Independent Billing, Inc., also provides data processing and related billing services to HickoryTech and external communication providers including wireline, wireless and entertainment providers.

Executive Summary

Total consolidated revenue of $46.9 million during the first quarter of 2012 represents an increase of 22% over the first quarter of 2011. Net income of $2.3 million, or $0.17 per diluted share, compares to net income of $2.1 million, or $0.16 per diluted share, earned during the same period in 2011.

Our Fiber and Data Segment posted revenue of $13.4 million in the first quarter of 2012, an increase of $2.4 million or 22% compared to 2011. Organic business revenue grew by $1.3 million with the balance attributable to one month of results from our IdeaOne Telecom acquisition which closed on March 1, 2012. Our Equipment Segment had a high of $17.4 million of revenue in the first quarter of 2012, a $7.0 million increase from the first quarter of 2011 driven by advanced unified communication and data center equipment sales.

Revenue from our Telecom Segment declined by $1,035,000, or 6%, reflecting a decline in legacy voice and switched access services. Network access services revenue fell by $909,000 or 16%, reflecting the continued decline in these services as well as the additional impact of certain provisions of FCC order 11-161, released in November 2011. Intense competition and price compression impacted broadband services revenue, which was 1% lower in the first quarter of 2012 compared to 2011. While we cannot predict the ultimate impact of the new FCC order, we anticipate that the new requirements could increase the level of decline in our legacy services. This decline, combined with an intense competitive environment, provides challenges for our Telecom Segment revenue streams. Offsetting a portion of the revenue decline within the Telecom Segment was a $468,000 or 64% increase in bill processing revenue resulting from the growth in our external customer base utilizing our billing and customer management software system SuiteSolution®.

Total costs and expenses increased by 23% in the first quarter of 2012 compared to 2011, reflecting higher sales volumes in our Equipment Segment combined with continued investment in growing our Fiber and Data Segment. Depreciation increased 8% driven by our acquisition of IdeaOne Telecom and higher levels of capital spending totaling $22.9 million in 2010 and $21.4 million in 2011. We have made significant investments in our network during the last two years expanding our fiber footprint and increasing capacity in strategic locations. These investments, which increase costs in advance of generating revenue, provide the groundwork for continued growth in our Fiber and Data Segment.

We completed our IdeaOne Telecom acquisition on March 1, 2012, utilizing a $22 million expansion of our senior credit facility. This raised our debt obligation (short and long-term) from $120.2 million at December 31, 2011 to $141.9 million at March 31, 2012. We have maintained a leverage ratio of approximately 2.9 times debt to EBITDA as defined in our credit agreement, well within acceptable limits for our agreement and our industry. Interest expense in the first quarter of 2012 was $296,000 or 28% higher than the same period in 2011 as a result of higher interest rates associated with our new credit facility and increased debt levels.

Fiber and Data Segment
The following table provides a breakdown of the Fiber and Data Segment operating results.

Fiber and Data

	Three Months Ended March 31%
(Dollars in thousands)	2012	2011	Change
Operating revenue before intersegment eliminations:
Services	$13,219	$10,861	22%
Intersegment	193	161	20%
Total operating revenue	$13,412	$11,022	22%

Cost of services
(excluding depreciation and amortization)	6,595	5,821	13%
Selling, general and administrative expenses	2,506	2,130	18%
Depreciation and amortization	1,966	1,586	24%
Total costs and expenses	11,067	9,537	16%

Operating income	$2,345	$1,485	58%
Net income	$1,395	$883	58%

Capital expenditures	$1,965	$1,806	9%

Revenue

Fiber and Data. We serve wholesale, enterprise and small-to-medium business customers with high-speed communications products delivered through our extensive regional fiber network and community access rings supported by a 24x7x365 network operations center. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers, building a solid monthly recurring revenue base.

Fiber and Data services revenue increased $2,390,000 or 22% in the first quarter of 2012 compared to the same period in 2011. Organic growth in the first quarter was $1,315,000 or 12%, led by revenue from data services such as Ethernet, Multi-Protocol Label Switching (“MPLS”), Internet, data center services and VoIP and dynamic services. Our acquisition of IdeaOne Telecom, a metro fiber network provider serving Fargo, ND, was completed on March 1 and contributed $1,075,000 to revenue in the first quarter of 2012.

The IdeaOne acquisition advances our strategy of growing our business and broadband services, as approximately 85% of IdeaOne revenue comes from business services. In 2010, we extended our fiber network to Fargo, ND and will further accentuate the capabilities and services we have in this market when we complete our Broadband stimulus route from Brainerd, MN to Fargo, ND in 2012. The IdeaOne acquisition adds 225 fiber route miles to our regional network, extending to 650 on-net fiber-lit buildings within the Fargo market.

Total Cost and Expenses

IdeaOne Telecom’s operating results are reflected in our financial results of this Segment beginning on March 1, 2012. The primary drivers of expense variances are noted below with the balance of the increases resulting from including this new entity, which is reported within the Fiber and Data Segment.

Cost of Services (excluding Depreciation and Amortization)

Fiber and Data Segment cost of services increased by $774,000 or 13% in the first quarter of 2012 as compared to the same period in 2011. The primary drivers of the increase in cost of services were a $145,000 increase in volume-driven circuit costs supporting increased revenue and a $125,000 increase in wages and benefits supporting the organic growth in Fiber and Data services.

Selling, General and Administrative Expenses

Fiber and Data Segment selling, general and administrative expenses increased $376,000 or 18% in the first quarter of 2012 as compared to the same period in 2011 primarily due to a $139,000 increase in corporate overhead costs and a $110,000 increase in wages and benefits.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased by $380,000 or 24% in the first quarter of 2012 as compared to the same period in 2011. This increase was primarily due to our IdeaOne Telecom acquisition which added $283,000 of depreciation and amortization to the first quarter and the investments made in our fiber and broadband network during the past several years. Amortization expense remained constant except for the addition of IdeaOne Telecom intangible assets.

Equipment Segment
The following table provides a breakdown of the Equipment Segment operating results.

Equipment

	Three Months Ended March 31%
(Dollars in thousands)	2012	2011	Change
Operating revenue before intersegment eliminations:
Equipment	$15,299	$8,195	87%
Services	2,122	2,229	-5%
Total operating revenue	$17,421	$10,424	67%

Cost of sales
(excluding depreciation and amortization)	13,466	6,999	92%
Cost of services
(excluding depreciation and amortization)	1,712	1,678	2%
Selling, general and administrative expenses	1,352	1,181	14%
Depreciation and amortization	71	68	4%
Total costs and expenses	16,601	9,926	67%

Operating income	$820	$498	65%
Net income	$486	$295	65%

Capital expenditures	$73	$6	1117%

Revenue

Equipment. We are a Master Unified Communications and Gold Certified Cisco partner providing Cisco equipment solutions and support for a broad spectrum of business clients. Our equipment solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and data center solutions. Equipment sales are non-recurring in nature, making this revenue dependent upon new sales to existing and new customers, which makes it susceptible to fluctuations on a quarter to quarter basis based on customer contracts and project completion.

Equipment revenue was $15,299,000, an increase of $7,104,000 or 87% in the first quarter of 2012 compared to the same period in 2011, and $6,982,000 higher than our fourth quarter 2011 equipment revenue. In the first quarter we experienced strong sales of advanced unified communication and data center equipment and also had success selling new technology advanced products including converged infrastructure solutions which enable our customers to rapidly deploy cloud computing applications.

Equipment Services. Services include network assessments, planning, design, implementation, and training.  Maintenance contracts (“Smartnet” contracts) are offered in collaboration with Cisco systems. Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure.  We also offer security solutions combining leading network security products with our experience and expertise in integrated communications systems.

Services revenue declined by $107,000 or 5% in the first quarter of 2012 compared to the same period in 2011, primarily due a decline of $169,000 in contract services revenue which includes the design, configuration and installation of voice and data equipment. In late 2010, we implemented a new approach to our network and equipment monitoring services in an attempt to grow recurring revenue streams in the Equipment Segment.  In the first quarter of 2012, we realized a year-over-year growth rate of 29% in this area, partially offsetting the decline in contract services.

Cost of Sales

Equipment Segment cost of sales is composed primarily of equipment material costs.  Higher equipment sales volume in the first quarter of 2012 as compared to the same period in 2011 drove the $6,467,000 or 92% increase in cost of sales. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Equipment Segment cost of services increased by $34,000 or 2% in the first quarter of 2012 as compared to the same period in 2011 due to an increase of $171,000 in wages and benefit costs, partly offset by a $76,000 reduction in contract labor resources.

Selling, General and Administrative Expenses

Equipment Segment selling, general and administrative expenses increased $171,000 or 14% in the first quarter of 2012 as compared to the same period in 2011 primarily due to a $103,000 increase in corporate overhead costs and a $83,000 increase in wages and benefits.

Depreciation and Amortization

Equipment Segment depreciation and amortization increased by $3,000 or 4% in the first quarter of 2012 as compared to the same period in 2011.

Telecom Segment
The following table provides a breakdown of the Telecom Segment operating results.
Telecom

	Three Months Ended March 31%
(Dollars in thousands)	2012	2011	Change
Operating revenue before intersegment eliminations:
Local Service	$3,429	$3,693	-7%
Network Access	4,903	5,812	-16%
Broadband	5,002	5,054	-1%
Directory	782	872	-10%
Long Distance	648	729	-11%
Bill Processing	1,205	737	64%
Intersegment	410	412	0%
Other	335	440	-24%
Total Telecom operating revenue	$16,714	$17,749	-6%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$16,304	$17,337
Intersegment	410	412
	16,714	17,749

Cost of services (excluding depreciation and amortization)	7,561	7,761	-3%
Selling, general and administrative expenses	2,833	3,084	-8%
Depreciation and amortization	4,133	4,003	3%
Total Telecom costs and expenses	14,527	14,848	-2%

Operating Income	$2,187	$2,901	-25%

Net income	$1,299	$1,716	-24%

Capital expenditures	$1,596	$1,930	-17%

Key metrics
Business access lines	21,954	23,932	-8%
Residential access lines	23,679	26,678	-11%
Total access lines	45,633	50,610	-10%
Long distance customers	31,498	33,513	-6%
Digital Subscriber Line customers	19,451	20,032	-3%
Digital TV customers	10,247	10,591	-3%

Revenue

Local Service. We receive monthly recurring revenue from end-user customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local service revenue declined by $264,000 or 7% in the first quarter of 2012 as compared to the same period in 2011 with the largest declines experienced in residential access and feature revenue. Total access lines as of March 31, 2012 were 45,633, down 4,977 subscribers or 10% from March 31, 2011. The Telecom Segment’s access lines declined at a higher rate than we have experienced in recent years. Some of our own business customers’ are replacing traditional wire-line services with our VoIP services, primarily our Enventis Hosted VoIP Solution, Singlelink which is recorded within the Fiber and Data Segment. Also contributing to the decline in our business lines was the modification of a contract with an external communications provider as required by traffic stimulation provisions in FCC order 11-161.

Voice service revenue will continue to be adversely impacted by the decline in access lines due to intense competition, changes within the regulatory environment and continued technological advances providing alternative communications offerings for our customers.  In an effort to manage the decline we emphasize our service bundles, which include local phone service and long distance as well as a variety of features and broadband options including: DSL, high-speed internet and digital TV.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined by $909,000 or 16% in the first quarter of 2012 as compared to the same period in 2011. Declining switched minutes-of-use from access lines and carriers and lower end-user fees accounted for $443,000 of the first quarter decline. In the first quarter of 2012 we also experienced a one-time reduction of support totaling $152,000 from the National Exchange Carrier Association (“NECA”). At December 31, 2011 a type of USAC support reimbursing us for significant investments made in our infrastructure expired lowering year-over-year revenue by approximately $200,000. We believe the loss of this support mechanism combined with the business customer loss noted below will increase the percentage decline we will realize in this revenue stream in 2012.

In November 2011, the FCC released order 11-161, which contains comprehensive rules reforming all forms of intercarrier compensation and implements a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path toward a “Bill & Keep” method where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. We anticipate that these changes will increase the rate of decline in access revenue that we have experienced in prior years and are reflecting these declines in our 2012 and long-term plans.

We felt the first impact of the order in January of 2012, when we modified a contract with an external communications provider due to traffic stimulation provisions in the order. This drove our business line loss percentage to top 8% in the first quarter of 2012, up from loss rates of 3% to 4% in 2011 and 2010, respectively. We will experience additional line loss in the second quarter of 2012 due to this contract termination and then anticipate 2012 business line loss rates to return to levels realized in the past.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $81,000 or 11% in the first quarter of 2012 as compared to the same period 2011. This decrease is primarily due to the decline in our customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve.

Broadband. We receive monthly recurring revenue for a variety of residential and business broadband data network services. Broadband services include: DSL service, Internet service, digital TV services, and business Ethernet and other data services.

Broadband revenue declined by $52,000 or 1% in the first quarter of 2012 as compared to the same period in 2011 primarily due to a decline in DSL service revenue driven by a 3% loss in our customer base combined with intense price compression and competition from cable providers within our markets. Also contributing to the decline in Telecom broadband revenue is the replacement of Ethernet services by our enhanced MPLS service offering which is recorded within our Fiber and Data Segment. This migration represents success within our business customer retention strategy and testifies to the strength and diversity of our overall product and service offering portfolio.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories.

Directory revenue declined by $90,000 or 10% in the first quarter of 2012 as compared to the same period in 2011. This is primarily due to decreased demand for published advertising by local and national businesses and increased competition from other directories. We expect the trend of declining directory revenue to continue.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue increased $468,000 or 64% in the first quarter of 2012 compared to 2011. We continue to have success selling our billing and customer management software system SuiteSolution® to competitive communications providers. SuiteSolution® provides communications billing, customer management and operations support systems coupled with the latest in database and screen presentation technology. Growth in our external customer base utilizing SuiteSolution® has increased demand for contract and support services strengthening revenue streams from this business.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue declined $105,000 or 24% in the first quarter of 2012 compared to 2011 primarily due to a decline in revenue from a joint network arrangement combined with a decline in wholesale contract service revenue.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) decreased by $200,000 or 3% in the first quarter of 2012 compared to 2011. The primary cause was a decline of $157,000 in expense related to the loss of a external communications provider, helping to offset the declines in revenue noted in our discussion of network access revenue. Direct product expenses declined slightly on a year-over-year basis offset by an increase in programming costs of $99,000

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $251,000 or 8% in the first quarter of 2012 compared to 2011.  This decline is primarily due to a decrease in corporate cost of $254,000.

Depreciation and Amortization

Depreciation and amortization expense increased by $130,000 or 3% in the first quarter of 2012 compared to 2011. This increase is primarily due to our continued investment to support broadband infrastructure enhancements on our network.

Consolidated Results

Interest Expense

Consolidated interest expense increased 28% in the three months ended March 31, 2012 compared to March 31, 2011. The quarterly increase is driven by higher interest rates associated with our debt refinancing which took place in the third quarter of 2011 and higher debt levels. For these reasons, we anticipate interest expense in 2012 will be approximately $1,500,000 higher than 2011. The outstanding balance of our debt obligations (long-term and current portion) has increased $23,107,000 from $118,786,000 at March 31, 2011 to $141,893,000 as of March 31, 2012. The March 31, 2012 debt balance is $21,658,000 higher than the December 31, 2011 balance of $120,235,000. The higher debt balance is associated with the $22,000,000 incremental debt we borrowed to fund the IdeaOne acquisition.

Income Taxes

Our effective income tax rate for the first quarter of 2012 and 2011 was 40.6% and 40.7%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) was $185,876,000 at March 31, 2012, reflecting 24% equity and 76% debt. This compares to a total capital structure of $163,432,000 at December 31, 2011, reflecting 26% equity and 74% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.9 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within the acceptable limit for our agreement of 3.5 times debt to EBITDA and our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $8,615,000 and $6,920,000 as of March 31, 2012 and December 31, 2011, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 to the Notes to the Consolidated Financial Statements).

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes, dividends and debt obligations. We have not changed our equity capitalization and equity was not a source of liquidity during this period. Cash and cash equivalents increased approximately $7,700,000 from $13,057,000 at December 31, 2011 to $20,724,000 at March 31, 2012.

Cash Flows

Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, borrowings available under our credit facility and other internal and available external resources. For temporary increases in cash demand we use our cash inflow and utilize our senior credit facility for more significant fluctuations in liquidity driven by growth initiatives. These sources coupled with our access to a $30,000,000 revolving credit facility provide further assurance against interruption in our business plans due to financing. Our primary uses of cash include ongoing operating requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends as they are declared.

While it is difficult for us to predict the impact general economic conditions may have on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. As of March 31, 2012 we were in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our senior debt agreement will be the sole external source of financing.

We feel we can adjust the timing or the number of strategic and growth initiatives according to any limitation we may face or be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

Cash from operations represents the amount of cash generated by our daily operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations in the first three months of 2012 was $17,932,000 up $1,035,000 compared to the first three months of 2011. The increase in cash provided by operating activities is driven by the decrease in our inventory balance primarily attributable to our Equipment Segment which is dependent on the timing and volume of equipment orders. This was offset by a decrease in the receipt of routine income tax refunds related to the benefit of bonus deprecation permitted by legislation signed in 2010.

Cash used for investing activities was $31,814,000 up $28,141,000 driven by our acquisition of IdeaOne Telecom for an adjusted purchase price of $28,180,000. The acquisition was funded partially with cash reserves and the remainder with additional term loan debt. Capital spending decreased 3% when comparing 2012 and 2011 after taking into account the receipt of $1,321,000 in BTOP grant reimbursement. We continue to invest in success-based and network expansion projects along with required spending to maintain our network. Investment in business services will continue to support growth and demand in backhaul transport services and optimize long-term revenue opportunities. Overall, 2012 capital spending is expected to range between $25,000,000-$29,000,000 (net of government grant).

In 2012, construction will continue on our Greater Minnesota Broadband Collaborative project which is being funded in part by the NTIA Broadband Technology Opportunities Program. The project will extend our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations with a high-capacity broadband network. The project is anticipated to be complete by August 2013.

Financing activities primarily consist of borrowings and payments on our credit facility and the payment of dividends to our shareholders. Cash provided by financing activities was $21,549,000 in 2012 compared to cash used for financing activities of $3,438,000 in 2011. On March 1, 2012 we entered into an Incremental Term credit facility for $22,000,000, an expansion of our senior credit facility we entered into in August 2011, with the proceeds used to fund our IdeaOne Telecom acquisition. Due to the timing and volume of equipment orders in our Equipment Segment, there was a $1,695,000 increase in our extended term payable in the first three months of 2012 compared to a $1,296,000 decrease in 2011. We have used $1,877,000 and $1,797,000 in cash to make dividend payments to our shareholders in the first three months of 2012 and 2011, respectively.

Our long-term obligations, including current maturities of debt and capital leases as of March 31, 2012 and December 31, 2011 were $141,893,000 and $120,235,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These calculations allow for the inclusion of historical EBITDA results for IdeaOne Telecom, our acquisition which closed on March 1, 2012. The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:		March 31, 2012
(A)	Total debt	$141,893

(B)	EBITDA per our credit agreement
	Three Months Ended 6-30-11	10,698
	Three Months Ended 9-30-11	12,162
	Three Months Ended 12-31-11	10,069
	IdeaOne Telecom Historical EBITDA (reflects eleven months)	4,135
	Three Months Ended 3-31-12 (reflects one month of IdeaOne)	11,466
	Total EBITDA per our credit agreement	$48,530

Total Leverage Ratio (A)/(B)		2.9

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:	March 31, 2012
(A) EBITDA per our credit agreement, minus	$48,530
Income Taxes	(6,313)
$42,217

(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	6,166

Debt Service Coverage Ratio (A)/(B)	6.8

Minimum debt service ratio allowed	2.5

Working Capital

Working capital (i.e. current assets minus current liabilities) was $20,841,000 as of March 31, 2012 compared to working capital of $23,079,000 as of December 31, 2011. The ratio of current assets to current liabilities was 1.7 and 1.8 as of March 31, 2012 and December 31, 2011.

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

	Three months ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Reconciliation of net income to EBITDA:
Net income	$2,322	$1,430	$2,971	$2,694
Add:
Depreciation	6,056	5,812	5,706	5,593
Amortization	138	89	88	89
Interest expense	1,364	1,315	1,487	1,015
Income taxes	1,586	913	1,910	1,307
Acquisition related expenses	-	510	-	-
EBITDA	$11,466	$10,069	$12,162	$10,698

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2012, our interest expense would have increased $55,000.

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

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

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

Dated: May 1, 2012
HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer