Form 10-Q
period 2012-06-30
HICKORY TECH CORP
filed 2012-08-02
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The total number of shares of the Registrant’s common stock outstanding as of July 27, 2012: 13,494,399.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and per share amounts)	2012	2011	2012	2011
Operating revenue:
Equipment	$10,740	$9,035	$26,039	$17,230
Services	33,117	31,073	64,762	61,500
Total operating revenue	43,857	40,108	90,801	78,730

Costs and expenses:
Cost of sales, excluding depreciation and amortization	9,292	7,924	22,758	14,923
Cost of services, excluding depreciation and amortization	15,905	14,771	31,231	29,506
Selling, general and administrative expenses	7,441	6,729	14,147	13,272
Depreciation and amortization	6,732	5,682	12,926	11,361
Total costs and expenses	39,370	35,106	81,062	69,062

Operating income	4,487	5,002	9,739	9,668

Other income and expense:
Interest and other income	14	14	34	24
Interest expense	(1,482)	(1,015)	(2,846)	(2,083)
Total other (expense)	(1,468)	(1,001)	(2,812)	(2,059)

Income before income taxes	3,019	4,001	6,927	7,609
Income tax provision	1,210	1,307	2,796	2,773

Net income	$1,809	$2,694	$4,131	$4,836

Basic earnings per share	$0.13	$0.20	$0.31	$0.36

Weighted average common shares outstanding	13,487,553	13,367,083	13,469,303	13,348,447

Diluted earnings per share	$0.13	$0.20	$0.31	$0.36

Weighted average common and equivalent shares outstanding	13,500,046	13,380,186	13,483,967	13,360,949

Dividends per share	$0.14	$0.135	$0.28	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Net Income	$1,809	$2,694	$4,131	$4,836
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	(117)	(574)	(164)	(235)
Income tax (expense) benefit	46	229	65	94
Unrealized holding gains (loss) on interest rate swaps	(71)	(345)	(99)	(141)

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	135	107	270	214
Prior service credit	(19)	(14)	(38)	(28)
Transition asset	15	15	30	30
Adjustment to post-retirement benefit plan	(1,034)	-	(1,034)	-
Income tax expense	360	(43)	308	(86)
Change in post-retirement benefit plan	(543)	65	(464)	130

Other comprehensive income (loss)	(614)	(280)	(563)	(11)

Comprehensive Income	$1,195	$2,414	$3,568	$4,825

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,431	$13,057
Short-term investments	2,998	-
Receivables, net of allowance for doubtful accounts of $215 and $436	21,403	25,317
Inventories	5,060	9,297
Income taxes receivable	639	498
Deferred income taxes, net	1,559	1,559
Prepaid expenses	2,202	1,801
Other	960	964
Total current assets	49,252	52,493

Investments	3,210	4,277

Property, plant and equipment	415,545	396,816
Accumulated depreciation	(241,395)	(242,886)
Property, plant and equipment, net	174,150	153,930

Other assets:
Goodwill	29,028	27,303
Intangible assets, net	5,257	2,314
Deferred costs and other	3,689	3,669
Total other assets	37,974	33,286

Total assets	$264,586	$243,986

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,135	$4,661
Extended term payable	8,191	6,920
Deferred revenue	5,658	6,251
Accrued expenses and other	8,781	10,175
Current maturities of long-term obligations	1,614	1,407
Total current liabilities	27,379	29,414

Long-term liabilities:
Debt obligations, net of current maturities	139,874	118,828
Accrued income taxes	143	154
Deferred revenue	1,046	1,131
Financial derivative instruments	2,633	2,469
Accrued employee benefits and deferred compensation	19,724	18,166
Deferred income taxes	30,253	30,627
Total long-term liabilities	193,673	171,375

Total liabilities	221,052	200,789

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,494,399 in 2012 and 13,396,176 in 2011	1,349	1,340
Additional paid-in capital	16,211	15,683
Retained earnings	32,160	31,797
Accumulated other comprehensive (loss)	(6,186)	(5,623)
Total shareholders' equity	43,534	43,197

Total liabilities and shareholders' equity	$264,586	$243,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
(Dollars in thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$4,131	$4,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,926	11,361
Accrued patronage refunds	(345)	(189)
Stock based compensation	375	636
Other	773	474
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	4,070	455
Prepaid expenses	(401)	(446)
Inventories	4,350	405
Accounts payable and accrued expenses	(3,419)	143
Deferred revenue, billings and deposits	(683)	355
Income taxes	(138)	5,359
Other	1,552	1,037
Net cash provided by operating activities	23,191	24,426

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,969)	(8,616)
Broadband stimulus grant received	1,426	125
Acquisition of IdeaOne Telecom	(28,180)	-
Purchase of short-term investments	(2,998)	-
Proceeds from sale of assets	-	105
Net cash (used in) investing activities	(40,721)	(8,386)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	22,772	14,296
Payments on extended term payable arrangement	(21,501)	(11,489)
Borrowings on credit facility	22,000	25,700
Payments on credit facility and capital lease obligations	(761)	(26,031)
Proceeds from issuance of common stock	163	180
Change in cash overdraft	-	(238)
Dividends paid	(3,769)	(3,601)
Net cash provided by (used in) financing activities	18,904	(1,183)

Net increase in cash and cash equivalents	1,374	14,857
Cash and cash equivalents at beginning of the period	13,057	73
Cash and cash equivalents at the end of the period	$14,431	$14,930

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,868	$2,164
Net cash paid (received) for income taxes	$2,934	$(2,586)
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$14	$64
Change in other comprehensive (loss) from financial derivatives
and post-retirement benefits	$(563)	$(11)

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2012

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and earnings per share amounts)	2012	2011	2012	2011
Net Income	$1,809	$2,694	$4,131	$4,836

Weighted average shares outstanding	13,487,553	13,367,083	13,469,303	13,348,447
Stock options (dilutive only)	12,493	13,103	14,664	12,502
Stock subscribed (ESPP)	-	-	-	-
Total dilutive shares outstanding	13,500,046	13,380,186	13,483,967	13,360,949

Earnings per share:
Basic and Diluted	$0.13	$0.20	$0.31	$0.36

Dividends per share	$0.14	$0.135	$0.28	$0.27

Options to purchase 83,900 and 195,250 for the three months ended June 30, 2012 and 2011, respectively and 78,900 and 195,250 for the six months ended June 30, 2012 and 2011, respectively were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 2012 and 2011, respectively, are as follows:

Shares outstanding on record date	2012	2011
First quarter (February 15)	13,409,941	13,311,817
Second quarter (May 15)	13,479,677	13,358,971

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.14 and $0.135 per share in the second quarter of 2012 and 2011, respectively. During the first six months of 2012 and 2011, shareholders have elected to reinvest $147,000 and $135,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

Note 3. Acquisition

On March 1, 2012, we acquired all of the membership units of IdeaOne Telecom Group, LLC. for cash consideration of $28,180,000 expanding our business and broadband services in the Fargo, North Dakota market. The acquisition was funded with existing liquidity through cash reserves of $6,180,000 and $22,000,000 of term loan debt which is integrated with our senior credit facility.

The table below sets forth the provisional estimates of fair value of the assets acquired, liabilities assumed and goodwill. The difference between the fair value of the consideration transferred and net assets acquired resulted in goodwill of $1,725,000. The fair value of the property and equipment, intangible assets and other assets and liabilities was determined based on level 3 inputs.

(Dollars in thousands)	2012
Property and equipment	$23,077
Accounts receivable	310
Identifiable intangible assets:
Customer relationships and contracts	3,200
Trade name	100
Goodwill	1,725
Other assets	273
Liabilities	(505)
Total cash consideration	$28,180

Goodwill from our acquisition is a result of the value of acquired employees along with the expected synergies from the combination of IdeaOne Telecom and our operations. IdeaOne Telecom operations have been integrated with and goodwill is recorded within our Fiber and Data Segment. Goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition related expenses of $510,000 were reflected in selling, general and administrative expenses in results for the fourth quarter ended December 31, 2011. In 2012, acquisition related expenses were insignificant and are reflected in selling, general and administrative expenses. The Company has expensed all acquisition related costs except those related to the incremental debt. The costs incurred related to the incremental term debt financing have been capitalized and are amortized over the life of the debt facility using the effective interest rate method.

The amount of IdeaOne revenue and net income included in our Consolidated Statements of Operations for the six months ended June 30, 2012, and the following unaudited pro forma consolidated results of operations for the six months ended June 30, 2012 and 2011, have been prepared as if the acquisition of IdeaOne had occurred at January 1, 2011:

(unaudited)
(Dollars in thousands)	Revenue	Net Income	Diluted Earnings Per Share
Actual from March 1, 2012 to June 30, 2012	$4,186	$279	$0.02
Supplemental pro forma for the six months ended June 30, 2012	$92,918	$4,218	$0.31
Supplemental pro forma for the six months ended June 30, 2011	$84,576	$4,970	$0.37

The proforma results are presented for illustrative purposes and are not intended to be indicative of the results that would have actually been obtained if the merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of future results that may be obtained.

Note 4.  Goodwill and Other Intangible Assets

The carrying value of our goodwill and intangible assets increased during the first quarter of 2012 due to our acquisition of IdeaOne Telecom which closed on March 1, 2012. Goodwill was $29,028,000 as of June 30, 2012 compared to $27,303,000 at December 31, 2011. We have goodwill in all three of our operating units: Fiber and Data Segment goodwill resulted from our acquisition of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill also resulted from our acquisition of Enventis Telecom and Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Fiber and Data	$5,384	$3,659
Equipment	$596	$596
Telecom	$23,048	$23,048

The components of intangible assets are as follows:
		As of June 30, 2012		As of December 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$8,499	$5,016	$5,299	$4,746
Other intangibles	1 - 5 years	2,930	1,156	2,830	1,069
Total		$11,429	$6,172	$8,129	$5,815

Amortization expense related to the definite-lived intangible assets was $357,000 and $177,000 for the six months ended June 30, 2012 and 2011, respectively. Total estimated amortization expense for the remaining six months of 2012 and the five years subsequent to 2012 is as follows: 2012 (July 1 – December 31) – $447,000; 2013 - $893,000; 2014 - $762,000; 2015 - $629,000; 2016 - $567,000; 2017 - $554,000.

Note 5.   Fair Value of Financial Instruments

The fair value of cash and cash equivalents, net accounts receivables and payables, other short-term monetary assets and liabilities was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

The fair value estimate for our long-term debt is based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. Our interest rate swaps are recognized at fair value under the long-term liabilities on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. Our short-term investment in a United States Treasury Bill matures in February of 2013 and is recognized at fair value on our Consolidated Balance Sheets.

The fair value and carrying value of our long-term debt, after deducting current maturities, our interest rate swaps and our short-term investments are as follows at June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
(Dollars in thousands)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	1	$2,998	$2,998	$-	$-
Long-term debt	2	$139,874	$144,223	$118,828	$122,886
Interest rate swaps	2	$2,633	$2,633	$2,469	$2,469

Note 6.   Debt and Other Obligations

Our long-term obligations as of June 30, 2012 were $139,874,000, excluding current maturities of $1,420,000 on debt and $194,000 on current maturities of capital leases. Long-term obligations as of December 31, 2011 were $118,828,000 excluding current maturities of $1,200,000 on debt and $207,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,965,000 available to borrow as of June 30, 2012; $35,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component. On March 1, 2012 we borrowed an additional $22,000,000 of incremental term loan debt under our existing credit facility to fund our acquisition of IdeaOne Telecom.

The term loans are structured in a Term Loan B facility. The outstanding principal balance of (the initial) Term Loan is $119,100,000 as of June 30, 2012 and requires us to make quarterly principal payments of $300,000. The outstanding principal balance of the Incremental Term is $21,945,000 as of June 30, 2012 and requires us to make quarterly principal payments of $55,000. There was no outstanding principal balance under the revolving credit component as of June 30, 2012 and the revolving credit component does not require quarterly principal payments. Any remaining amounts outstanding on the revolving credit component and Term Loans will be due at maturity on December 31, 2016.

The term loan component has a provision whereby we periodically receive patronage capital refunds. Patronage refunds are recorded as an offset to interest expense and amounted to $345,000 in the six months of 2012 compared to $189,000 in the first six months of 2011.

At June 30, 2012 we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes new allowances for continued payment of dividends and common stock repurchases and eliminates a specific capital expenditures limitation which was in place in our previous facility.

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

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest debt. Additional information on our interest-rate swap agreements can be found under Note 7 “Financial Derivative Instruments.”

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

The fair value of our derivatives at June 30, 2012 and December 31, 2011 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at June 30, 2012 and December 31, 2011 is a net liability of $2,633,000 and $2,469,000, respectively. The cumulative gain or (loss) on the market value of financial derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of tax. If we were to terminate our interest rate swap positions, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholders’ equity, into earnings in the Consolidated Statements of Operations. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ended June 30, 2012 and 2011, respectively.

(Dollars in thousands)	Gain (Loss) Reported in		Location of Gain/Proceeds Reclassified	Amount of Gain/Proceeds
Derivative Instruments	Accumulated Other Comprehensive Loss		from Accumulated Other	Recognized in Income on Derivative
Cash Flow Hedging Relationships	2012	2011	Comprehensive Income into Income	2012	2011

Interest Rate Contracts	$(99)	$(141)	Interest Expense	$-	$-

Note 8.   Extended Term Payable

Enterprise Integration Services, Inc., a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the assets of our Equipment Segment and a guaranty of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services would require HickoryTech to perform under the guaranty. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $8,191,000 and $6,920,000 at June 30, 2012 and December 31, 2011, respectively. These balances are classified as current liabilities in the accompanying Balance Sheets and are excluded from our debt financing per our senior credit agreement.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$150	$127	$300	$254
Interest cost	188	200	376	400
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	15	15	30	30
Amortization of prior service cost	(19)	(14)	(38)	(28)
Recognized net actuarial loss	135	107	270	214
Net periodic benefit cost	$469	$435	$938	$870

Employer's contributions for current premiums:				June 30, 2012
Contributions made for the six months ended June 30, 2012				$168
Expected contributions for remainder of 2012				169
Total estimated employer contributions for fiscal year 2012				$337

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

(Dollars in thousands)	June 30, 2012	December 31, 2011
Fiber and Data	$1,302	$950
Equipment	$2,073	$6,631
Telecom	$1,685	$1,716

We value inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may be required to record additional write-downs of the carrying value of inventories.

Note 11.  Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes changes in the market value of the cumulative unrealized gain or loss, net of tax, on financial derivative instruments qualifying and designated as cash flow hedges and unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Additional information on our interest-rate swap agreements, which are classified as financial derivative instruments, can be found under Note 7 “Financial Derivative Instruments.” In the second quarter of 2012 a valuation adjustment was recorded related to our post-retirement benefit plan increasing accumulated other comprehensive income by $622,000, net of tax. This adjustment was made to correct an immaterial valuation error made at December 31, 2011.

 Note 12.  Income Taxes

The effective income tax rate from operations for the second quarter of 2012 and 2011 was 40.1% and 32.7%. In 2011, the effective tax rate was impacted by the release of income tax reserves and associated interest. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of June 30, 2012, we had unrecognized tax benefits totaling $138,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $119,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $9,000, including interest, during the next 12 months as a result of expirations of the statute of limitations.

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

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $375,000 and $636,000 respectively in the six months ended June 30, 2012 and 2011. The decrease in the stock-based compensation expense was primarily driven by the decrease we have realized in our stock price in 2012. This includes compensation expense for share-based payment awards granted prior to, but not vested as of June 30, 2012.

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

A summary of stock option activity is as follows:
		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2012	247,650	$11.28
Granted	-	-
Exercised	(1,500)	10.22
Forfeited	(4,050)	10.88
Expired	(83,000)	13.95
Outstanding at June 30, 2012	159,100	$9.90
Exercisable at June 30, 2012	152,433	$9.94

The following table provides certain information with respect to stock options outstanding at June 30, 2012:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	4.17
$8.00 - $12.00	144,100	10.21	2.01
	159,100	$9.90	2.21

Aggregate intrinsic value:		$215,000

The following table provides certain information with respect to stock options exercisable at June 30, 2012:

Range of	Stock Options	Weighted Average	Weighted Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	4.17
$8.00 - $12.00	137,433	10.27	1.68
	152,433	$9.94	1.92

Aggregate intrinsic value:		$201,000

Note 14.  Quarterly Segment Financial Summary

Our operations are conducted in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and small-to-medium business customers with data and voice communications services supported by our extensive statewide fiber network and community access rings. With our communication expertise, we are able to provide standard and customized network solutions which can be extended beyond our network to provide end-to-end national connectivity. The Fiber and Data Segment also includes revenue from our SingleLink unified communication services and voice, data and Internet services sold to SMB business customers in several metropolitan markets.

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

Our presentation of segments has changed from our 10-Q filings prior to 2012 to better represent the organization as our chief operating decision-makers base their decisions. In 2011, as a result of changes to our organizational and management structure, as well as the formation of a separate entity to isolate our equipment distribution operation, we were able to more clearly and completely separate our Business Sector into two reportable segments for operating decision-making, giving us a total of three reporting segments overall. The segment information below has been reclassified to reflect these changes.

Segment information for the three and six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended June 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$15,177	$12,864	$15,816	$-	$43,857
Intersegment revenue	193	-	444	(637)	-
Total operating revenue	15,370	12,864	16,260	(637)	43,857

Depreciation and amortization	2,551	71	4,085	25	6,732
Operating income (loss)	2,284	399	1,993	(189)	4,487
Interest expense	-	-	9	1,473	1,482
Income tax provision (benefit)	925	160	809	(684)	1,210
Net Income (loss)	1,359	239	1,186	(975)	1,809
Total assets	103,611	14,753	121,064	25,158	264,586
Property, plant and equipment, net	84,216	1,433	88,424	77	174,150
Additions to property, plant and equipment	3,603	117	2,203	-	5,923

(Dollars in thousands)				Corporate and
Three Months Ended June 30, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$11,067	$11,746	$17,295	$-	$40,108
Intersegment revenue	186	-	404	(590)	-
Total operating revenue	11,253	11,746	17,699	(590)	40,108

Depreciation and amortization	1,556	71	4,033	22	5,682
Operating income (loss)	1,922	706	2,699	(325)	5,002
Interest expense	-	1	15	999	1,015
Income tax provision (benefit)	778	286	1,089	(846)	1,307
Net Income (loss)	1,144	419	1,599	(468)	2,694
Total assets	68,819	19,615	128,060	20,730	237,224
Property, plant and equipment, net	55,881	1,209	95,301	104	152,495
Additions to property, plant and equipment	2,417	87	2,309	-	4,813

				Corporate and
Six Months Ended June 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$28,396	$30,285	$32,120	$-	$90,801
Intersegment revenue	386	-	854	(1,240)	-
Total operating revenue	28,782	30,285	32,974	(1,240)	90,801

Depreciation and amortization	4,517	142	8,218	49	12,926
Operating income (loss)	4,629	1,219	4,180	(289)	9,739
Interest expense	-	-	22	2,824	2,846
Income tax provision (benefit)	1,875	494	1,692	(1,265)	2,796
Net Income (loss)	2,754	725	2,485	(1,833)	4,131
Total assets	103,611	14,753	121,064	25,158	264,586
Property, plant and equipment, net	84,216	1,433	88,424	77	174,150
Additions to property, plant and equipment	5,568	190	3,799	-	9,557

				Corporate and
Six Months Ended June 30, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$21,928	$22,170	$34,632	$-	$78,730
Intersegment revenue	347	-	816	(1,163)	-
Total operating revenue	22,275	22,170	35,448	(1,163)	78,730

Depreciation and amortization	3,142	139	8,036	44	11,361
Operating income (loss)	3,407	1,204	5,600	(543)	9,668
Interest expense	-	1	33	2,049	2,083
Income tax provision (benefit)	1,381	489	2,257	(1,354)	2,773
Net Income (loss)	2,027	714	3,315	(1,220)	4,836
Total assets	68,819	19,615	128,060	20,730	237,224
Property, plant and equipment, net	55,881	1,209	95,301	104	152,495
Additions to property, plant and equipment	4,223	93	4,239	-	8,555

Note 15.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

In August 2010, we were awarded a National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant to extend our middle mile fiber-optic network across greater Minnesota connecting health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network. This project involves approximately $24,000,000 of capital expenditures of which $16,800,000 is funded by the NTIA grant. We began capitalizing costs associated with this project in 2010 and began receiving grant funds in June 2011. The following table provides an overview of the capital expenditures incurred on or received from the program.
	Project Activity
(Dollars in thousands)	YTD June 30, 2012	YTD December 31, 2011	Project Total
Capital Expenditures Incurred	$1,617	$12,664	$14,281
NTIA Reimbursements Received	$1,426	$6,945	$8,371

We anticipate the completion of this project by August 2013.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 other than the following.

Acquisition/Business Combinations
We account for each business combination by applying the acquisition method, which requires (i) identifying the acquiree; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any non-controlling interest we have in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill.

To establish fair value we measure the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The measurement assumes the highest and best use of the asset by the market participants that would maximize the value of the asset or the group of assets within which the asset would be used at the measurement date, even if the intended use of the asset is different.

Goodwill is measured and recorded as the amount, by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable and intangible assets acquired, liabilities assumed, and any non-controlling interest we have in the acquiree.

We also estimate the value of amortizable intangible assets such as customer relationships. These estimates are based on acquiree historical data such as experience based sales and retention rate assumptions.

Acquisition costs are expensed as incurred.

Results of Operations

We conduct our operations in three business segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our three business segments can be found in Note 14 “Quarterly Financial Segment Summary.”

Executive Summary

Total consolidated revenue of $43.9 million during the second quarter of 2012 represents an increase of 9% over the second quarter of 2011.

Second quarter services revenue of $33.1 million is an increase of 7% over the second quarter of 2011 and represents a 37% increase in revenue from our Fiber and Data Segment offset by a 22% and 8% decline in services revenue from our Equipment and Telecom segments. We continue to have success in securing contracts for data services such as Ethernet, Multi-Protocol Label Switching (“MPLS”), Internet, and data center services, as well as VoIP and dynamic services. Our acquisition of IdeaOne in March of 2012 advances our strategy of growing our business and broadband services and contributed $3,137,000 and $4,186,000 to the Fiber and Data Segment services revenue in the second quarter and year-to-date periods of 2012, respectively. Our organic revenue growth in the Fiber and Data Segment, excluding IdeaOne, was 9% for the second quarter and 10% year-to-date compared to the same periods in 2011.

Our Equipment Segment services revenue decline of 22% was the result of lower maintenance contract and contract services revenue. This segment is susceptible to fluctuations on a quarter to quarter basis based on customer contracts and project completion. The Telecom Segment services revenue decline of $1,479,000 or 8% for the second quarter is comparable to the 6% decline realized in the first quarter of 2012; however, it is higher than revenue declines realized in 2011 and 2010, which were less than 1%. This decline is primarily driven by the unique effects of the Federal Communication Commission’s (“FCC”) revision of Intercarrier Compensation and Federal Universal Service Support rules that significantly impact network access revenue and required the modification of a contract with an external communications provider who aggregated high volume traffic on our network. Changes required by the FCC, intense competition and price compression will continue to have a significant impact on this segment. Our Telecom bundled service plans, which include customizable broadband and voice services, were recently revised in an effort to improve our competitive position and reduce churn.

Revenue from equipment sales increased 19% in the second quarter compared to the same period in 2011, augmenting the 87% increase realized in the first quarter. For the first six months of 2012 total equipment revenue of $26 million represented a 51% increase over 2011.

Total costs and expenses increased 12% in the second quarter of 2012 as compared to 2011, reflecting higher sales volumes in our Equipment Segment combined with continued investment in growing our Fiber and Data Segment. Expenses include a full quarter of IdeaOne Telecom operations, which is incorporated into the Fiber and Data Segment.

Depreciation and amortization increased more than $1 million in the second quarter of 2012 compared to 2011 and is directly related to our newly acquired IdeaOne plant and intangible assets. We have also realized a higher level of interest expense in 2012 as a result of higher interest rates associated with our new credit facility and increased debt level related to the purchase of IdeaOne. Even with the increases, our effective interest rate for the first six months of 2012 is approximately 4.2% on an annualized basis compared to 4.1% in 2011. The increased depreciation and amortization expense, combined with a $467,000 or 46% increase in interest expense in the second quarter, impacted overall net income, which was $1.8 million, a 33% decline from the second quarter of 2011.

2012 EBITDA, as defined in our credit agreement, increased 5% over the second quarter 2011 and 8% year-to-date over the same period in 2011. A reconciliation of net income to EBITDA as defined in our credit agreement can be found in the Non-GAAP measures section on page 30.

Fiber and Data Segment
The following table provides a breakdown of the Fiber and Data Segment operating results.

Fiber and Data

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2012	2011	Change	2012	2011	Change
Operating revenue before intersegment eliminations:
Services	$15,177	$11,067	37%	$28,396	$21,928	29%
Intersegment	193	186	4%	386	347	11%
Total operating revenue	$15,370	$11,253	37%	$28,782	$22,275	29%

Cost of services (excluding depreciation and amortization)	7,489	5,680	32%	14,084	11,501	22%
Selling, general and administrative expenses	3,046	2,095	45%	5,552	4,225	31%
Depreciation and amortization	2,551	1,556	64%	4,517	3,142	44%
Total costs and expenses	13,086	9,331	40%	24,153	18,868	28%

Operating income	$2,284	$1,922	19%	$4,629	$3,407	36%
Net income	$1,359	$1,144	19%	$2,754	$2,027	36%

Capital expenditures	$3,603	$2,417	49%	$5,568	$4,223	32%

Revenue

Fiber and Data. We serve wholesale, enterprise, and small-to-medium business customers with high-speed communications products delivered through our extensive regional fiber network and community access rings supported by a 24x7x365 network operations center. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers, and wireless carriers, building a solid monthly recurring revenue base.

Fiber and Data services revenue increased $4,117,000 or 37% in the second quarter, extending the year-to-date increase to $6,507,000 or 29% as compared to the same periods in 2011. Organic growth in the second quarter and year-to-date period was $980,000 or 9% and $2,321,000 or 10%, led by revenue from data services such as Ethernet, MPLS, Internet, data center services, VoIP and dynamic services and includes provision of fiber service to wireless service provider towers.

Our acquisition of IdeaOne Telecom, a metro fiber network provider serving Fargo, North Dakota, was completed on March 1, 2012 and contributed $3,137,000 and $4,186,000 to revenue in the second quarter and year-to-date periods of 2012, respectively. The IdeaOne acquisition advances our strategy of growing our business and broadband services, as approximately 85% of IdeaOne revenue comes from business services. The IdeaOne acquisition added 225 fiber route miles to our regional network, extending to 650 on-net fiber-lit buildings within the Fargo market.

Total Cost and Expenses

IdeaOne Telecom’s operating results are reflected in our financial results of this segment beginning on March 1, 2012. The primary drivers of expense variances are noted below with the balance of the increases resulting from the inclusion of this new entity, which is reported within the Fiber and Data Segment.

Cost of Services (excluding Depreciation and Amortization)

Fiber and Data Segment cost of services increased by $1,809,000 or 32% and $2,583,000 or 22% in the second quarter and year-to-date periods as compared to the same periods in 2011. The organic growth in cost of services excluding IdeaOne’s operations was 9% for the quarter and 8% year-to-date. Aside from IdeaOne, the primary drivers of the increase in cost of services were $191,000 quarterly and $336,000 year-to-date increases in volume-driven circuit costs supporting increased revenue and $237,000 quarterly and $349,000 year-to-date increases in wages and benefits supporting the organic growth in Fiber and Data services.

Selling, General and Administrative Expenses

Fiber and Data Segment selling, general and administrative expenses increased $951,000 or 45% and $1,327,000 or 31% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. The organic growth in selling, general and administrative expenses excluding IdeaOne’s operations was 19% for the quarter and 15% year-to-date. Aside from IdeaOne, the primary drivers of the higher cost was due to a $169,000 quarterly and $130,000 year-to-date increase in commission expense and a $139,000 quarterly and $277,000 year-to-date increase in corporate overhead costs.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased by $995,000 or 64% in the second quarter and $1,375,000 or 44% in year-to-date 2012 as compared to the same periods in 2011. This increase was primarily due to our IdeaOne Telecom acquisition which added $836,000 and $1,119,000 of depreciation and amortization to the second quarter and year-to-date 2012 periods. The balance of the increase in depreciation is driven by continued investments made to expand and enhance our fiber and broadband network. Amortization expense remained constant except for the addition of IdeaOne Telecom intangible assets.

Equipment Segment
The following table provides a breakdown of the Equipment Segment operating results.

Equipment

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2012	2011	Change	2012	2011	Change
Operating revenue before intersegment eliminations:
Equipment	$10,740	$9,035	19%	$26,039	$17,230	51%
Services	2,124	2,711	-22%	4,246	4,940	-14%
Total operating revenue	$12,864	$11,746	10%	$30,285	$22,170	37%

Cost of sales (excluding depreciation and amortization)	9,292	7,924	17%	22,758	14,923	53%
Cost of services (excluding depreciation and amortization)	1,627	1,696	-4%	3,339	3,374	-1%
Selling, general and administrative expenses	1,475	1,349	9%	2,827	2,530	12%
Depreciation and amortization	71	71	0%	142	139	2%
Total costs and expenses	12,465	11,040	13%	29,066	20,966	39%

Operating income	$399	$706	-43%	$1,219	$1,204	1%
Net income	$239	$419	-43%	$725	$714	2%

Capital expenditures	$117	$87	34%	$190	$93	104%

Revenue

Equipment. We are a Master Unified Communications and Gold Certified Cisco partner providing Cisco equipment solutions and support for a broad spectrum of business clients. Our equipment solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications, and data center solutions. Equipment sales are non-recurring in nature, making this revenue dependent upon new sales to existing and new customers, which makes it susceptible to fluctuations on a quarter to quarter basis based on customer purchases and contracts and project completion.

Equipment sales revenue increased $1,705,000 or 19% and $8,809,000 or 51% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. The increase is driven by success in selling advanced unified computing system products and data center equipment. We also experienced success in selling new technology including Vblock services, which are complete infrastructure packages combining networking, computing, storage, security, and management technologies.

Equipment Services. Services include network assessments, planning, design, implementation, and training.  Maintenance contracts (“Smartnet” contracts) are offered in conjunction with hardware solutions.  Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure.  We also offer security solutions, combining leading network security products with our experience and expertise in integrated communications systems.

Services revenue declined $587,000 or 22% and $694,000 or 14% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. The decline was primarily driven by lower maintenance revenue of $518,000 or 38% and $546,000 or 25% in the second and year-to-date periods compared to 2011 due to fewer large Smartnet maintenance renewals. Smartnet maintenance renewals are a product of timing. We also experienced a decline of $173,000 or 16% in the second quarter and $342,000 or 15% year-to-date in contract services revenue which includes the design, configuration, and installation of voice and data equipment. These services are a product of timing and tied to large equipment installations.  Partially offsetting the equipment services decline is increased network and equipment monitoring revenue of $75,000 or 38% and $131,000 or 33% in the second quarter and year-to-date periods of 2012 as compared to 2011. We continue to focus on growing our monitoring and support customer base in an effort to grow recurring revenue streams within this segment.

Cost of Sales

Cost of sales is composed of equipment material costs and is directly related to equipment sales. The increase in equipment sales volume in both the second quarter and year-to-date periods of 2012 drove a 17% and 53% increase in cost of sales compared to the same periods in 2011. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services decreased $69,000 or 4% and $35,000 or 1% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011 driven by a $44,000 quarterly and $119,000 year-to-date decline in contract labor and a $21,000 quarterly and $38,000 year-to-date decline in postage and freight. These declines were offset by a $27,000 quarterly and $199,000 year-to-date increase in wages and benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $126,000 or 9% and $297,000 or 12% in the second quarter and year-to-date periods of 2012 compared to 2011. The increase is primarily driven by a $103,000 quarterly and $205,000 year-to-date growth in corporate overhead costs.

Depreciation and Amortization

Depreciation expense remained constant in the second quarter and increased $3,000 or 2% in the year-to-date period of 2012 as compared to the same periods in 2011.

Telecom Segment
The following table provides a breakdown of the Telecom Segment operating results.

Telecom

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in thousands)	2012	2011	Change	2012	2011	Change
Operating revenue before intersegment eliminations:
Local Service	$3,348	$3,595	-7%	$6,777	$7,288	-7%
Network Access	4,749	5,764	-18%	9,652	11,576	-17%
Broadband	4,977	5,090	-2%	9,979	10,144	-2%
Directory	770	846	-9%	1,552	1,718	-10%
Long Distance	636	727	-13%	1,284	1,456	-12%
Bill Processing	1,035	850	22%	2,240	1,587	41%
Intersegment	444	404	10%	854	816	5%
Other	301	423	-29%	636	863	-26%
Total Telecom operating revenue	$16,260	$17,699	-8%	$32,974	$35,448	-7%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$15,816	$17,295		$32,120	$34,632
Intersegment	444	404		854	816
	16,260	17,699		32,974	35,448

Cost of services (excluding depreciation and amortization)	7,365	7,935	-7%	14,926	15,696	-5%
Selling, general and administrative expenses	2,817	3,032	-7%	5,650	6,116	-8%
Depreciation and amortization	4,085	4,033	1%	8,218	8,036	2%
Total Telecom costs and expenses	14,267	15,000	-5%	28,794	29,848	-4%

Operating Income	$1,993	$2,699	-26%	$4,180	$5,600	-25%

Net income	$1,186	$1,599	-26%	$2,485	$3,315	-25%

Capital expenditures	$2,203	$2,309	-5%	$3,799	$4,239	-10%

Key metrics
Business access lines	20,764	23,628	-12%
Residential access lines	23,209	26,000	-11%
Total access lines	43,973	49,628	-11%
Long distance customers	30,872	32,950	-6%
Digital Subscriber Line customers	19,364	19,638	-1%
Digital TV customers	10,110	10,494	-4%

Revenue

Local Service. We receive monthly recurring revenue from customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local service revenue declined by $247,000 in the second quarter of 2012 extending the year-to-date decline to $511,000 or 7% in both periods compared to the same periods in 2011. Total access lines as of June 30, 2012 were 43,973, down 5,655 subscribers or 11% from June 30, 2011. Our Telecom Segment’s access lines have declined at higher rates in the first two quarters of 2012 than we had experienced in recent years. Our residential subscriber base has consistently declined at a rate of 10% to 11% during the past three years while our business access line loss was 3% to 4% up until the 12% and 8% loss in the second and first quarter of 2012. Contributing to the decline in our business lines was the modification of a contract with an external communications provider as required by traffic stimulation provisions in FCC order 11-161. The majority of lines from this customer were removed in the first half of 2012. Our business customers are also replacing traditional wire-line services with VoIP services, including our Enventis Hosted VoIP Solution, Singlelink which is recorded within the Fiber and Data Segment.

Local service revenue will continue to be adversely impacted by the decline in access lines due to intense competition, changes within the regulatory environment and continued technological advances providing alternative communications offerings for our customers.  In an effort to manage the decline, we launched new service bundles on July 1, 2012 which we believe are highly competitive in our markets and will aid in maintaining local service.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined by $1,015,000 or 18% and $1,924,000 or 17% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. Traffic sensitive access revenue, including minute-of-use billing and tandem functions, accounted for $662,000 and $1,078,000 of the second quarter and year-to-date decline. Underlying the decrease in both periods is an 11% decline in access lines partially driven by the modification of a contract in January of 2012 with an external communications provider due to traffic stimulation provisions in FCC order 11-161 which was released in November of 2011.

FCC order 11-161 contains comprehensive rules reforming all forms of intercarrier compensation and implements a new support mechanism for the deployment of broadband services. Generally, the intercarrier compensation reform sets forth a path toward a “Bill & Keep” method where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier.

The National Exchange Carrier Association (“NECA”) reduced the amount of support we received by $161,000 in the second quarter and $511,000 on a year-to-date basis as compared to the same periods in 2011. Support received reimbursing us for significant investments made in our infrastructure ended in December of 2011 causing a revenue reduction of approximately $300,000 and combined with a one-time reduction of support in the first quarter of 2012 totaling $152,000 accounted for a majority of the decline experienced.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined by $91,000 or 13% and $172,000 or 12% in the second quarter and year-to-date periods of 2012 as compared to the same periods 2011. This decrease is primarily due to the decline in our customer base, a growing number of residential customers selecting unlimited long distance calling plans and our decision to reduce rates-per-minute charged to customers due to aggressive competition in the markets we serve.

Broadband. We receive monthly recurring revenue for a variety of residential and business broadband data network services. Broadband services include: DSL, Internet, digital TV, and business Ethernet and other data services.

Broadband revenue declined $113,000 in the second quarter of 2012 extending the year-to-date revenue decline to $165,000, a 2% decline in both periods compared to the same periods in 2011. We face increased competition across all our markets and customer segments from providers offering competing or alternative services causing intense price compression on our products and services. This increase in competition has resulted in a 2% decline in our internet customer base, a 1% loss in our DSL customer base and a 4% loss in our DTV customer base. In July of 2012 we rolled out new bundles emphasizing our broadband services. We believe these bundles are competitive and are designed to reduce churn in our broadband and voice services.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories, which are distributed in south central Minnesota and northwest Iowa.

Directory revenue declined by $76,000 or 9% and $166,000 or 10% in the second quarter and year-to-date periods of 2012, as compared to the same periods in 2011. This is primarily due to decreased demand for published advertising by local and national businesses and increased competition from other directories. We expect the trend of declining directory revenue to continue.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue increased by $185,000 or 22% and $653,000 or 41% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. We continue to have success selling our billing and customer management software system SuiteSolution® to competitive communications providers. SuiteSolution® provides communications billing, customer management and operations support systems coupled with the latest in database and screen presentation technology. Growth in our external customer base utilizing SuiteSolution® has increased demand for contract and support services strengthening revenue streams from this business.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue declined by $122,000 or 29% and $227,000 or 26% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. The decline in both periods is primarily due to a decline in revenue from a joint network arrangement combined with a decline in wholesale contract service revenue.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) decreased by $570,000 or 7% and $770,000 or 5% in the second quarter and year-to-date period of 2012 compared to 2011. This decline is primarily due to a $257,000 quarterly and a $459,000 year-to-date decline in expense related to the loss of an external communications provider, a $245,000 quarterly and a $267,000 year-to-date decrease in wage and benefit costs offset by an $81,000 quarterly and a $179,000 year-to-date increase in programming costs related to digital TV.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $215,000 or 7% and $466,000 or 8% in the second quarter and year-to-date periods of 2012 compared to 2011. This decline is primarily due to a decrease in corporate cost of $254,000 quarterly and $509,000 year-to-date, a $79,000 quarterly and $122,000 decline in advertising expense offset by a $119,000 quarterly and a $183,000 year-to-date increase in wage and benefit costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $52,000 or 1% and $182,000 or 2% in the second quarter and year-to-date periods of 2012 as compared to the same periods in 2011. This increase is primarily due to our continued investment to support broadband infrastructure enhancements on our network.

Consolidated Results

Interest Expense

Consolidated interest expense increased 46% and 37% in the three and six months ended June 30, 2012 compared to the same periods in 2011. The quarterly increase is driven by higher interest rates associated with our debt refinancing which took place in the third quarter of 2011 and higher debt levels. For these reasons, we anticipate interest expense in 2012 will be approximately $1,500,000 higher than 2011. The outstanding balance of our debt obligations (long-term and current portion) has increased $22,796,000 from $118,692,000 at June 30, 2011 to $141,488,000 as of June 30, 2012. The June 30, 2012 debt balance is $21,253,000 higher than the December 31, 2011 balance of $120,235,000. The higher debt balance is associated with the $22,000,000 incremental debt we borrowed to fund the IdeaOne acquisition. Our effective interest rate for the first six months of 2012 was approximately 4.2% on an annualized basis compared to a 4.1% 2011 annualized rate.

Income Taxes

Our effective income tax rate for the second quarter of 2012 and 2011 was 40.1% and 32.7%, respectively. The effective tax rate in 2011 was impacted by the releases of income tax reserves and associated interest of $343,000. Without the release of income tax reserves and associated interest the effective tax rate would have been 41.2% in 2011. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (i.e. current assets minus current liabilities) was $21,873,000 as of June 30, 2012 compared to working capital of $23,079,000 as of December 31, 2011. The ratio of current assets to current liabilities was 1.8 as of June 30, 2012 and December 31, 2011.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) was $185,022,000 at June 30, 2012, reflecting 24% equity and 76% debt. This compares to a total capital structure of $163,432,000 at December 31, 2011, reflecting 26% equity and 74% debt. In the communications industry, the capacity for debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.96 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within the acceptable limit for our agreement of 3.5 times debt to EBITDA and well within the limits for our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $8,191,000 and $6,920,000 as of June 30, 2012 and December 31, 2011, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital (see Note 8 to the Notes to the Consolidated Financial Statements).

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes, dividends and debt obligations. We have not changed our equity capitalization and new equity was not a source of liquidity during this period. Cash and cash equivalents at June 30, 2012 of $14,431,000 increased $1,374,000 compared to $13,057,000 at December 31, 2011.

Cash Flows

Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, borrowings available under our credit facility and other internal and available external resources. For temporary increases in cash demand we use our cash inflow and utilize our senior credit facility for more significant fluctuations in liquidity driven by growth initiatives. These sources coupled with our access to a $30,000,000 revolving credit facility (presently unused) provide further assurance against interruption in our business plans due to financing. Our expected primary uses of cash include ongoing operating requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends as they are declared.

While it is difficult for us to predict the impact general economic conditions may have on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. As of June 30, 2012 we were in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our senior debt agreement will be the sole external source of financing for the foreseeable future.

We feel we can adjust the timing or the number of strategic and growth initiatives according to any limitation we may face or be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

Cash generated from operations represents the amount of cash generated by our daily operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations in the first six months of 2012 was $23,191,000 down $1,235,000 compared to the first six months of 2011. The decrease in our receivables and inventory balances, primarily in our Equipment Segment which is dependent on the timing and volume of equipment orders generated cash. This was offset by a lower accounts payable balance and lower receipts of routine income tax refunds served as uses of cash and contributed to lower cash generated from operations in 2012.

Cash used for investing activities was $40,721,000 up $32,335,000 driven primarily by our acquisition of IdeaOne Telecom for an adjusted purchase price of $28,180,000. The acquisition was funded partially with cash reserves and the remainder with additional term loan debt. Capital spending continues to be our primary recurring investing activity and allows us to expand and enhance our network, remain competitive and enhance and expand our service offerings. We continue to focus on strategic investments in success-based and network expansion projects along with required spend to maintain our network. Investment in business services will continue to support growth and demand in backhaul transport services and optimize long-term revenue opportunities. Capital spending increased 12% when comparing 2012 and 2011 after taking into account the receipt of $1,426,000 and $125,000 in National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant reimbursement. We expect our 2012 capital spending to range between $27,000,000 and $31,000,000 (net of government grant).

In 2012, construction will continue on our Greater Minnesota Broadband Collaborative project which is being funded in part by the NTIA BTOP. The project will extend our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations with a high-capacity broadband network. The project is anticipated to be complete by August 2013.

Financing activities primarily consist of borrowings and payments on our credit facility and the payment of dividends to our shareholders. Cash provided by financing activities was $18,904,000 in 2012 compared to cash used for financing activities of $1,183,000 in 2011. In the first quarter of 2012, we entered into an Incremental Term credit facility for $22,000,000, an extension of our senior credit facility we entered into in August 2011, with the proceeds used to fund our IdeaOne Telecom acquisition. Due to the timing and volume of equipment orders in our Equipment Segment, there was a $1,271,000 increase in our extended term payable in the first half of 2012 compared to an increase of $2,807,000 in 2011. During the first six months of 2012 and 2011, we used $3,769,000 and $3,601,000 in cash to make dividend payments to our shareholders, respectively. Our current quarterly dividend rate is $0.14 per share. We expect to pay similar dividends in the future; however, this will be dependent upon many factors, such as: operating results, capital requirements, debt compliance and other factors which are taken into account by the Board of Directors.

Our long-term obligations, including current maturities of debt and capital leases as of June 30, 2012 and December 31, 2011 were $141,488,000 and $120,235,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These calculations allow for the inclusion of historical EBITDA results for IdeaOne Telecom, our acquisition which closed on March 1, 2012. The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:		June 30, 2012
(A)	Total debt (including outstanding letters of credit)	$141,523

(B)	EBITDA per our credit agreement
	Three Months Ended 9-30-11	12,162
	Three Months Ended 12-31-11	10,069
	Three Months Ended 3-31-12	11,466
	IdeaOne Telecom Historical EBITDA (reflects eight months)	2,946
	Three Months Ended 6-30-12 (reflects four months of IdeaOne)	11,233
	Total EBITDA per our credit agreement	$47,876

Total Leverage Ratio (A)/(B)		2.96

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:		June 30, 2012
(A)	EBITDA per our credit agreement, minus	$47,876
	Income Taxes	(5,988)
		$41,888

(B)	the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	6,933

Debt Service Coverage Ratio (A)/(B)		6.0

Minimum debt service ratio allowed		2.5

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Reconciliation of net income to EBITDA:
Net income	$1,809	$2,694	$4,131	$4,836
Add:
Depreciation and amortization	6,732	5,682	12,926	11,361
Interest expense	1,482	1,015	2,846	2,083
Income taxes	1,210	1,307	2,796	2,773
EBITDA as defined in our credit agreement	$11,233	$10,698	$22,699	$21,053

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2012, our interest expense would have increased $65,000.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were effective. Our disclosures controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our existing control environment will incorporate IdeaOne Telecom as we complete the integration of operational processes and procedures.

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

Dated: August 2, 2012

HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer