Form 10-K/A
period 2011-12-31
HICKORY TECH CORP
filed 2012-11-09
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 7, 2012 with the Securities and Exchange Commission. This Amendment No. 1 should be read in conjunction with our 2011 Annual Report.

The amendment is a result of the restatement of our consolidated financial statements for the years ended December 31, 2011, 2010, and 2009. The impacts of the restatement on our Statement of Operations and Balance Sheets are detailed in Note 2 to the Notes to the Consolidated Financial Statements. The amendment is also being made to revise unaudited quarterly financial information for the quarters ended in 2011 and 2010. The impact of the restatement on the quarterly financial information is detailed in Note 15 to the Notes to the Consolidated Financial Statements.

We are restating our previously reported financial information for these periods to change our accounting for interest rate swaps. We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt.

We account for our financial derivative instruments in accordance with FASB ASC 815 “Derivatives and Hedging” ("the Standard"). The Standard requires all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We applied a method of cash flow hedge accounting under FASB ASC 815 to account for the interest rate swap agreements that allowed us to record changes in the instruments’ fair value in other comprehensive income (the “cash flow" method). After discussing the matter with our independent registered public accounting firm, we recently concluded that the interest rate swap agreements did not qualify as a "cash flow” hedge in prior periods because of insufficient contemporaneous documentation. Under FASB ASC 815, cash flow hedge accounting is not allowed retrospectively because the documentation required was not in place at the inception of the hedge as well as on an ongoing basis. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made in other comprehensive income and transfers the fair value adjustments to earnings.

We also will be filing amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 to reflect the restatements, which include comparative quarterly information for comparable periods in 2011.

We have amended each item of our Annual Report on Form 10-K for the year ended December 31, 2011 that has been affected by the restatement. This includes restatement of comparative unaudited financial information for the years ending December 31, 2008 and 2007, which can be found in Item 6. This Amendment No. 1 does not reflect events occurring after the March 7, 2012 filing of our Form 10-K or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

There is no effect on previously reported cash flows from operating, investing, or financing activities for this change. The change in the accounting treatment has not impacted the economics of the interest rate swaps. Likewise, this change has no effect on total comprehensive income, operating income, total stockholders’ equity, EBITDA as defined by our debt agreement, or the Company’s ability to pay dividends.

None of the financial covenants to our senior credit agreement were breached as a result of this restatement. We did notify the lenders in the agreement that restatement did result in breach of our representation to them about our financial statements being prepared in accordance with Generally Accepted Accounting Principles (GAAP).   We have requested, and we did receive a waiver regarding this temporary breach from the lenders involved in our credit agreements.  No event of default exists regarding our credit agreement.

We have reassessed our disclosure controls and procedures as shown in Item 9A related to the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments.

 PART II

PART IV

Item 15.	Exhibits and Financial Statement Schedules	57

SIGNATURES

Item 6.  Selected Financial Data

Five-year historical data as reported in our Annual Report on Form 10-K for the year ended December 31, 2011 is restated as shown below:

	Audited						Unaudited
(Dollars in thousands except share and per share amounts)	2011	(F)	2010	(F)	2009	(F)	2008	2007
Statement of Operations Data:	(Restated)		(Restated)		(Restated)		(Restated)	(Restated)
Operating revenue
Fiber and Data	$45,149		$44,685		$31,247		$24,075	$20,464
Equipment and Support Services	48,932		47,544		37,436		55,901	59,338
Telecom	69,457		70,018		70,419		73,199	76,847
Total revenue	$163,538		$162,247		$139,102		$153,175	$156,649

Net Income from continuing operations	$8,401		$12,592		$12,102		$6,925	$7,760

EBITDA per our credit agreement from continuing operations (A)	$43,284		$43,063		$39,867		$40,925	$42,471

Per Share Data:
Basic EPS	$0.63		$0.95		$0.93		$0.52	$0.59

Diluted EPS	$0.63		$0.95		$0.93		$0.52	$0.59

Dividends per share	$0.545		$0.525		$0.52		$0.49	$0.48

Balance Sheet Data:
Total assets	$243,986		$230,188		$222,483		$225,508	$227,495
Shareholders’ equity	$43,197		$41,304		$34,546		$29,749	$31,932
Current maturites of long-term obligations	$1,407		$4,892		$620		$1,621	$731
Long-term debt	118,828		114,067		119,871		125,384	128,475
Total debt, long-term and current	$120,235		$118,959		$120,491		$127,005	$129,206

Debt ratio (B)	74%		74%		78%		81%	80%

Telecom Customer Data:
Business access lines	23,316		24,043		25,133		25,274	27,403
Residential access lines	24,386		27,199		30,197		33,757	37,428
Total access lines	47,702		51,242		55,330		59,031	64,831
Long distance subscribers	32,280		33,854		36,107		38,458	40,956
DSL customers	19,531		19,667		19,346		18,696	17,427
Digital TV customers	10,374		10,562		9,663		8,368	6,487

Other Data:
Employees (C)	500		463		448		433	400
Capital expenditures	$21,440		$22,888		$17,893		$17,691	$17,500
Shares outstanding (year end)	13,396,176		13,298,626		13,100,568		12,992,376	13,284,903
Share price (D) (year end)	$11.08		$9.56		$8.83		$5.44	$9.32
Shareholders
Registered	1,269		1,330		1,345		1,394	1,430
Beneficial owners (E)	2,093		2,172		1,925		1,834	1,778
Total shareholders	3,362		3,502		3,270		3,228	3,208

Footnotes for this table are on the following page.

(A)
Management believes that Earnings before Interest, Taxes, Depreciation and Amortization as defined in our credit agreement (“EBITDA”), a non-GAAP financial measure, is an important financial metric as it represents our ability to generate cash flow and is helpful when evaluating our performance. A reconciliation of net income to EBITDA from continuing operations can be found in the non-GAAP measures section on page 19.

(B)	Debt Ratio = Total Debt / (Total Debt + Shareholders’ Equity as of December 31).
(C)	Employee counts reflect current employees as of March 7, 2012. Our CP Telecom acquisition in 2009 added 35 employees. The acquisition of IdeaOne which closed on March 1, 2012, added 38 employees.
(D)	Share price is the last day closing price.
(E)	The number of beneficial shareholders is the approximate number of registrations in street company accounts.
(F)	The restatement impacts on the Company’s Statement of Operations and Balance Sheets are detailed in Note 2 to the Notes to the Consolidated Financial Statements.

Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed on March 7, 2012 with the Securities and Exchange Commission. The amendment is a result of the restatement of our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. The amendment also revises comparable information for the years ended December 31, 2008 and 2007 as well as unaudited quarterly financial information for the quarters ended in 2011 and 2010. We are restating our previously reported financial information for these periods to change our accounting for interest rate swap agreements. There is no effect on previously reported cash flows from operating, investing, or financing activities for this change. The change in the accounting treatment has not impacted the economics of the interest rate swaps. Likewise, this change has no effect on total comprehensive income, operating income, total stockholders’ equity, EBITDA as defined by our debt agreement or the Company’s ability to pay dividends.

The following table details the impact of the restatement on the Company’s Statement of Operations of the unaudited financial information for the years ended December 31, 2008 and 2007 and the Balance Sheets for December 31, 2008 and 2007.

	2008			2007
(Dollars in thousands, except share data)	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Statement of Operations Data:
Operating income	$20,226	$-	$20,226	$23,180	$-	$23,180
Other income and expense:
Interest and other income	93	-	93	287	-	287
Interest expense	(6,870)	(1,835)	(8,705)	(8,121)	(1,451)	(9,572)
Total other (expense)	(6,777)	(1,835)	(8,612)	(7,834)	(1,451)	(9,285)

Income before income taxes	13,449	(1,835)	11,614	15,346	(1,451)	13,895
Income tax provision	5,420	(731)	4,689	6,711	(576)	6,135
Income from continuing operations	$8,029	$(1,104)	$6,925	$8,635	$(875)	$7,760
Loss on discontinued operations	$-	$-	$-	$(24)	$-	$(24)
Net Income	$8,029	$(1,104)	$6,925	$8,611	$(875)	$7,736
Other comprehensive income, net of taxes	$(2,186)	$1,104	$(1,082)	$(1,517)	$875	$(642)
Total comprehensive income	$5,843	$-	$5,843	$7,094	$-	$7,094
EPS	$0.61	$(0.09)	$0.52	$0.65	$(0.06)	$0.59
Diluted EPS	$0.61	$(0.09)	$0.52	$0.65	$(0.06)	$0.59

Balance Sheet Data:
Shareholders' equity:
Common stock	$1,299	$-	$1,299	$1,329	$-	$1,329
Additional paid-in capital	11,504	-	11,504	11,031	-	11,031
Retained earnings	20,199	(1,979)	18,220	20,639	(875)	19,764
Accumulated other comprehensive income (loss)	(3,253)	1,979	(1,274)	(1,067)	875	(192)
Total shareholders' equity	$29,749	$-	$29,749	$31,932	$-	$31,932

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

Executive Summary
Highlights in 2011:

•
Net Income in 2011, totaled $8,401,000, a 33% decline compared to 2010. We incurred income tax reserve reversals of $406,000 in 2011 and $2,726,000 in 2010. We also benefitted from a unique fiber construction project in 2010 adding $1,378,000. Excluding the income tax reserve releases and the fiber construction project net income would have decreased 6% year-over-year.

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

We have made significant investments in our network during the last two years expanding our fiber footprint and increasing capacity in strategic locations. Our $24,000,000 Greater Minnesota Broadband Collaborative Project, backed in part by the receipt of a $16,800,000 broadband stimulus grant will add approximately 430 total fiber route miles to our network when completed in 2013. In 2010 we increased bandwidth capacity on our core network and expanded our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota. A fiber network was also constructed in Des Moines, Iowa and network capacity between Minnesota and Iowa was increased. The acquisition of IdeaOne is another investment which expanded our network creating additional growth opportunities.

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

Interest Expense

Consolidated interest expense increased $2,191,000 or 54% and decreased $1,456,000 or 26% in 2011 and 2010, respectively compared to prior years. The change in the fair market value of our interest rate swap agreements increased interest expense by $1,390,000 in 2011, decreased interest expense by $830,000 in 2010 and decreased interest expense by $1,378,000 in 2009. In the third quarter of 2011, an adjustment of $310,000 to record amortization expense of debt fees relating to the expiration of our previous debt agreement increased interest expense. Excluding the adjustment, interest expense would have increased 46% over 2010.

The outstanding balance of our debt obligations (long-term and current portion) has increased after a decline in each of the prior three years. Our 2011 year-end debt balance is $120,235,000 an increase of $1,276,000 from 2010 which followed a $1,532,000 reduction from 2009. Effective interest rates were 4.1%, 4.1% and 5.5% in 2011, 2010 and 2009, respectively.

Interest expense in 2011 totaled $6,275,000 including $1,390,000 relating to the change in fair market value of our interest rate swap agreements.

Income Taxes

Income tax expense was $5,042,000, an increase of $677,000 compared to 2010. The effective tax rate was 37.5%, 25.8% and 7.9% for 2011, 2010 and 2009, respectively. The effective tax rate in 2011, 2010 and 2009 was impacted by the release of income tax reserves and associated interest of $406,000, $2,726,000 and $4,454,000, respectively. The effective tax rate would have been 40.5% in 2011, 41.6% in 2010 and 42.0% in 2009 without the release of the income tax reserves and associated interest.

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

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,920,000 and $8,254,000 as of December 31, 2011 and 2010, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 9 to the Notes to the Consolidated Financial Statements).

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

(Dollars in thousands)
Leverage Ratio:		December 31, 2011
(A)	Total debt	$120,235

(B)	EBITDA per our credit agreement
	Three Months Ended 3-31-11	10,355
	Three Months Ended 6-30-11	10,698
	Three Months Ended 9-30-11	12,162
	Three Months Ended 12-31-11	10,069
	Total EBITDA per our credit agreement	$43,284

Total Leverage Ratio (A)/(B)		2.8

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:		December 31, 2011
		(Restated)
(A)	EBITDA per our credit agreement, minus	$43,284
	Income Taxes	(5,042)
		$38,241

(B)	the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	6,920

Debt Service Coverage Ratio (A)/(B)		5.5

Minimum debt service ratio allowed		2.5

Additional disclosure relating to our long-term debt and revolving credit facilities can be found in Note 10 to the Notes to the Consolidated Financial Statements.

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

(A)
Interest on long-term debt is estimated using rates in effect as of December 31, 2011. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 13 to the Notes to the Consolidated Financial Statements).

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

(Dollars in thousands)	2011	2010	2009	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net Income	$8,401	$12,592	$12,102	$6,925	$7,736
Add:
Income taxes	5,042	4,365	1,048	4,689	6,135
Interest expense	6,275	4,084	5,540	8,705	9,572
Depreciation	22,702	21,665	20,176	19,479	17,847
Amortization	354	357	1,001	1,127	1,157
Acquisition related expenses	510	-	-	-	-
Discontinued operations (A)	-	-	-	-	24
EBITDA per our credit agreement from continuing operations	$43,284	$43,063	$39,867	$40,925	$42,471

(A)
We sold Collins Communications, Inc. on December 31, 2006. Operating results which had previously been reported in the Enterprise Solutions Sector and the effect of the sale transaction are reflected as “discontinued operations.”

	Three months ended
	Dec-11	Sep-11	Jun-11	Mar-11
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)
Reconciliation of net income to EBITDA1:
Net income	$1,574	$2,133	$2,348	$2,346
Add:
Depreciation	5,812	5,706	5,593	5,591
Amortization	89	88	89	88
Interest expense	1,076	2,880	1,590	729
Income taxes	1,008	1,355	1,078	1,601
Acquisition related expenses	510	-	-	-
EBITDA	$10,069	$12,162	$10,698	$10,355

(Dollars in thousands)	2011	2010
Reconciliation of Business Sector net income to EBITDA1:
Net income	$6,074	$5,951
Add:
Depreciation	6,342	5,816
Amortization	354	354
Interest expense	2	-
Income taxes	4,016	4,082
EBITDA	$16,788	$16,203

(Dollars in thousands)	2011	2010
Reconciliation of Telecom net income to EBITDA1:
Net income	$6,776	$6,652
Add:
Depreciation	16,270	15,734
Amortization	-	3
Interest expense	58	58
Income taxes	4,472	4,832
EBITDA	$27,576	$27,279

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

Financial Derivative Instruments

We enter into fixed interest rate swap agreements (financial derivative instruments) to manage exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on our variable rate debt.

We account for our financial derivative instruments in accordance with ASC 815, “Derivatives and Hedging.” ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives’ fair value be recognized in earnings unless specific hedge accounting criteria are met. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three month LIBOR rate over the life of each swap. Our financial derivative instruments are not designated as hedges and therefore are not accounted for using hedge accounting. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as a component of interest expense. See Note 1 to the Notes to the Consolidated Financial Statements for more information regarding financial derivative instruments.

Goodwill and Intangible Assets

We have goodwill in three of our reporting units. We evaluate goodwill and identifiable intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. In years prior to 2011 we used commonly recognized financial analysis techniques such as discounted cash flow analysis as well as industry and peer-specific valuation methods common to our industry. In 2011, we implemented new Financial Accounting Standards Board (“FASB”) guidance which permitted us, after meeting specific criteria, to carry forward our detailed determination of fair value from prior years. After assessing qualitative factors it was determined that it is more likely than not that the fair value of our reporting units exceeded their carrying amounts. See Note 3 to the Notes to the Consolidated Financial Statements for more information regarding Goodwill and Intangible Assets.

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

We are required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See additional disclosures in Note 12 to the Notes to the Consolidated Financial Statements.

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

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. Changes in these assumptions and estimates could significantly impact our post-retirement benefit costs and obligations. See Note 1 Summary of Significant Accounting Policies along with Note 11 Employee Retirement Benefits to the Notes to the Consolidated Financial Statements for additional information.

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

Performance and stock-based awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in compensation expense. See Note 8 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2011 and December 31, 2010, our interest expense would have increased $169,000 and $134,000, respectively. Disclosure relating to our financial derivative instruments can be found in Note 13 to the Notes of the Consolidated Financial Statements.

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

As discussed in Note 2 the consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009 were restated for the correction of an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hickory Tech Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 9, 2012, expressed an adverse opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
November 9, 2012

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The audit identified a material weakness in internal control related to their process and procedures used in applying appropriate accounting for interest rate swap agreements. This material weakness resulted in the restatement of the annual consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hickory Tech Corporation and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hickory Tech Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated November 9, 2012, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
November 9, 2012

Item 8.  Financial Statements and Supplementary Data

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31

(Dollars in thousands, except share and per share amounts)	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Operating revenue:
Equipment	$39,816	$39,406	$27,857
Services	123,722	122,841	111,245
Total operating revenue	163,538	162,247	139,102

Costs and expenses:
Cost of sales, excluding depreciation and amortization	34,163	33,300	24,869
Cost of services, excluding depreciation and amortization	59,480	60,897	52,211
Selling, general and administrative expenses	27,184	25,060	22,260
Depreciation	22,702	21,665	20,176
Amortization of intangibles	354	357	1,001
Total costs and expenses	143,883	141,279	120,517

Operating income	19,655	20,968	18,585

Other income and expense:
Interest and other income	63	73	105
Interest expense	(6,275)	(4,084)	(5,540)
Total other (expense)	(6,212)	(4,011)	(5,435)

Income before income taxes	13,443	16,957	13,150
Income tax provision	5,042	4,365	1,048

Net income	$8,401	$12,592	$12,102

Basic earnings per share	$0.63	$0.95	$0.93

Weighted average common shares outstanding	13,369,991	13,233,874	13,061,266

Diluted earnings per share	$0.63	$0.95	$0.93

Weighted average common and equivalent shares outstanding	13,382,522	13,237,195	13,061,861

Dividends per share	$0.545	$0.525	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31

(Dollars in thousands except share and per share amounts)	2011	2010
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$13,057	$73
Receivables, net of allowance for doubtful accounts of $436 and $570	25,317	24,642
Inventories	9,297	5,205
Income taxes receivable	498	3,814
Deferred income taxes, net	1,559	2,008
Prepaid expenses	1,801	1,601
Other	964	1,030
Total current assets	52,493	38,373

Investments	4,277	4,512

Property, plant and equipment	396,816	379,433
Accumulated depreciation and amortization	(242,886)	(224,356)
Property, plant and equipment, net	153,930	155,077

Other assets:
Goodwill	27,303	27,303
Intangible assets, net	2,314	2,668
Deferred costs and other	3,669	2,255
Total other assets	33,286	32,226

Total assets	$243,986	$230,188

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Extended term payable	$6,920	$8,254
Accounts payable	4,661	2,840
Accrued expenses and other	10,175	7,929
Financial derivative instruments	-	1,079
Deferred revenue	6,251	5,073
Current maturities of long-term obligations	1,407	4,892
Total current liabilities	29,414	30,067

Long-term liabilities:
Debt obligations, net of current maturities	118,828	114,067
Financial derivative instruments	2,469	-
Accrued income taxes	154	562
Deferred income taxes	30,627	26,868
Deferred revenue	1,131	1,397
Accrued employee benefits and deferred compensation	18,166	15,923
Total long-term liabilities	171,375	158,817

Total liabilities	200,789	188,884

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,396,176 in 2011 and 13,298,626 in 2010	1,340	1,330
Additional paid-in capital	15,683	14,328
Retained earnings	30,309	29,189
Accumulated other comprehensive (loss)	(4,135)	(3,543)
Total shareholders' equity	43,197	41,304

Total liabilities and shareholders' equity	$243,986	$230,188

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

(Dollars in thousands)	2011	2010	2009
	(Restated)	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income	$8,401	$12,592	$12,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,056	22,022	21,177
Deferred income tax provision	4,598	5,567	2,517
Employee retirement benefits and deferred compensation	1,289	1,248	744
Provision for losses on accounts receivable	299	1,010	128
Stock-based compensation	1,119	951	1,021
(Gain) on sale of assets, retirements and disposals	(162)	(977)	(5)
(Gain) loss on financial derivative instruments	1,390	(830)	(1,378)
Accrued patronage refunds	(529)	(525)	(512)
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(976)	(5,922)	6,779
Prepaid expenses	(200)	(275)	(125)
Inventories	(4,092)	(453)	3,922
Accounts payable and accrued expenses	4,276	(126)	(1,696)
Deferred revenue, billings and deposits	911	(1,640)	195
Income taxes	2,911	(7,110)	(3,091)
Other	(584)	656	476
Net cash provided by operating activities	41,707	26,188	42,254

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,385)	(22,888)	(17,893)
Broadband stimulus grant received	6,945	-	-
Proceeds from sale of assets	120	1,261	-
Acquisition, net of cash acquired	-	120	(6,625)
Other	-	(20)	-
Net cash (used in) investing activities	(21,320)	(21,527)	(24,518)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	57,587	54,507	40,446
Payments on extended term payable arrangement	(58,921)	(53,041)	(44,133)
Borrowings on credit facility	147,700	24,400	-
Payments on credit facility and capital lease obligations	(146,496)	(26,593)	(6,930)
Proceeds from issuance of common stock	571	421	460
Change in cash overdraft	(238)	238	-
Stock repurchase	(325)	-	-
Dividends paid	(7,281)	(6,940)	(6,785)
Net cash (used in) financing activities	(7,403)	(7,008)	(16,942)

Net increase (decrease) in cash and cash equivalents	12,984	(2,347)	794
Cash and cash equivalents at beginning of the year	73	2,420	1,626
Cash and cash equivalents at the end of the year	$13,057	$73	$2,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,611	$5,224	$7,094
Net cash paid (received) for income taxes	$(2,467)	$5,908	$1,622
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$73	$660	$417
Change in other comprehensive income from post-retirement benefits	$(592)	$(267)	$(2,002)

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31
(Dollars in thousands)
	Common Stock Shares	Common Stock Amount	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Total Comprehensive Income
				(Restated)	(Restated)
Balance, December 31, 2008	12,992,376	$1,299	$11,504	$18,220	$(1,274)	$29,749

Employee Stock Plans	36,864	4	1,101			1,105
Directors' Stock Plans	33,121	3	101			104
Dividend Reinvestment Plan	38,207	4	269			273
Net Income				12,102		12,102	$12,102
Dividends Paid				(6,785)		(6,785)
Other Comprehensive Loss, Net of Income Taxes					(2,002)	(2,002)	$(2,002)
Total Comprehensive Income							$10,100
Balance, December 31, 2009	13,100,568	1,310	12,975	23,537	(3,276)	34,546

Employee Stock Plans	136,249	14	851			865
Directors' Stock Plans	31,855	3	259			262
Dividend Reinvestment Plan	29,954	3	243			246
Net Income				12,592		12,592	$12,592
Dividends Paid				(6,940)		(6,940)
Other Comprehensive Income, Net of Income Taxes					(267)	(267)	$(267)
Total Comprehensive Income							$12,325
Balance, December 31, 2010	13,298,626	1,330	14,328	29,189	(3,543)	41,304

Employee Stock Plans	80,775	8	1,154			1,162
Directors' Stock Plans	24,834	2	250			252
Dividend Reinvestment Plan	28,189	3	273			276
Stock Repurchase	(36,248)	(3)	(322)			(325)
Net Income				8,401		8,401	$8,401
Dividends Paid				(7,281)		(7,281)
Other Comprehensive Loss, Net of Income Taxes					(592)	(592)	$(592)
Total Comprehensive Income							$7,809
Balance, December 31, 2011	13,396,176	$1,340	$15,683	$30,309	$(4,135)	$43,197

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

Financial Derivative Instruments

We utilize interest rate swap agreements (financial derivative instruments) to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt.

We account for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives’ fair value be recognized in earnings unless specific hedge accounting criteria are met. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as a component of interest expense.  See Note 13 to the Notes to the Consolidated Financial Statements for more information regarding financial derivative instruments.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 3 to the Notes to the Consolidated Financial Statements for a more detailed discussion on intangible assets and goodwill.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 12 to the Notes to the Consolidated Financial Statements for additional information regarding income taxes.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $908,000, $909,000 and $1,043,000 in 2011, 2010 and 2009, respectively.

Stock-Based Compensation

We apply a fair value based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted.  Compensation charges are realized when management concludes it is probable that the participant will earn the award and recognized during the service period specified by the stock award plan. See Note 8 to the Notes to the Consolidated Financial Statements for more information regarding stock-based compensation.

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

(Dollars in thousands, except share and earnings per share amounts)	2011	2010	2009
	(Restated)	(Restated)	(Restated)

Net Income	$8,401	$12,592	$12,102

Weighted average shares outstanding	13,369,991	13,233,874	13,061,266
Stock options (dilutive only)	12,531	3,321	595
Stock subscribed (ESPP)	-	-	-
Total dilutive shares outstanding	13,382,522	13,237,195	13,061,861

Earnings per share:
Basic and Diluted	$0.63	$0.95	$0.93

Dividends per share	$0.545	$0.525	$0.52

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

Balance Sheet Classification

Certain prepaid expenses in our 2010 Balance Sheet have been reclassified to conform to the current year classification. These reclassifications had no effect on previously reported results of operations.

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

In the first quarter of 2011, we adopted new guidance for separating consideration in multiple-deliverable arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the consideration should be allocated among the separate units of accounting. We have multiple-deliverable arrangements with several units of accounting within our Equipment and Telecom segments. A complete overview of our revenue recognition policies can be found in Note 1 Revenue Recognition beginning on page 33. The adoption of this guidance did not have a material impact on our financial statements.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

Note 2.   Restatement

We are restating our previously reported financial information as of and for the years ended December 31, 2011, 2010, and 2009 to change our accounting for interest rate swap agreements under ASC 815, “Derivatives and Hedging.”

ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. We had applied the method of cash flow hedge accounting under ASC 815 to account for the interest rate swap agreements that allowed us to record changes in the instruments’ fair value in other comprehensive income (the “cash flow” method). We recently concluded that the interest rate swap agreements did not qualify for the cash flow method because the required documentation was not in place at the inception of the hedge agreements as well as on an ongoing basis. This change reverses the fair value adjustments that were made in other comprehensive income to be recognized in earnings.

Although the swaps do not qualify for the cash flow method under ASC 815, there is no effect on cash flows from operating, investing, or financing activities for these changes. The change in the accounting treatment has not impacted the economics of the interest rate swap agreements.

The following table details the impact of the restatement on the Company’s Statement of Operations for the years ended December 31, 2011, 2010 and 2009 and the Balance Sheets for December 31, 2011, 2010 and 2009.

(Dollars in thousands, except share data)	2011			2010			2009
Statement of Operations Data:	As Reported	Restatement	Restated	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Operating income	$19,655	$-	$19,655	$20,968	$-	$20,968	$18,585	$-	$18,585
Other income and expense:
Interest and other income	63	-	63	73	-	73	105	-	105
Interest expense	(4,885)	(1,390)	(6,275)	(4,914)	830	(4,084)	(6,918)	1,378	(5,540)
Total other (expense)	(4,822)	(1,390)	(6,212)	(4,841)	830	(4,011)	(6,813)	1,378	(5,435)

Income before income taxes	14,833	(1,390)	13,443	16,127	830	16,957	11,772	1,378	13,150
Income tax provision	5,596	(554)	5,042	4,033	332	4,365	499	549	1,048
Net income	$9,237	$(836)	$8,401	$12,094	$498	$12,592	$11,273	$829	$12,102
Other comprehensive income, net of taxes	$(1,428)	$836	$(592)	$231	$(498)	$(267)	$(1,173)	$(829)	$(2,002)
Total comprehensive income	$7,809	$-	$7,809	$12,325	$-	$12,325	$10,100	$-	$10,100
Basic earnings per share	$0.69	$(0.06)	$0.63	$0.91	$0.04	$0.95	$0.86	$0.07	$0.93
Diluted earnings per share	$0.69	$(0.06)	$0.63	$0.91	$0.04	$0.95	$0.86	$0.07	$0.93

Balance Sheet Data:
Shareholders' equity:
Common stock	$1,340	$-	$1,340	$1,330	$-	$1,330	$1,310	$-	$1,310
Additional paid-in capital	15,683	-	15,683	14,328	-	14,328	12,975	-	12,975
Retained earnings	31,797	(1,488)	30,309	29,841	(652)	29,189	24,687	(1,150)	23,537
Accumulated other comprehensive income (loss)	(5,623)	1,488	(4,135)	(4,195)	652	(3,543)	(4,426)	1,150	(3,276)
Total shareholders' equity	$43,197	$-	$43,197	$41,304	$-	$41,304	$34,546	$-	$34,546

Note 3.   Goodwill and Other Intangible Assets

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

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

(Dollars in thousands)		As of December 31, 2011		As of December 31, 2010
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$5,299	$4,746	$5,299	$4,532
Other intangibles	1 - 5 years	2,830	1,069	2,830	929
Total		$8,129	$5,815	$8,129	$5,461

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

Note 4.   Acquisition

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

Note 5.   Fair Value of Financial Instruments

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

Note 6.   Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the year ended December 31, 2011 and 2010 was $7,809,000 and $12,325,000, respectively, in relation to net income of $8,401,000 and $12,592,000.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

				Accumulated
	Unrecognized	Unrecognized	Unrecognized	Other
	Net Actuarial	Prior Service	Transition	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	Income/(Loss)
				(Restated)
December 31, 2008	$(1,375)	$246	$(145)	$(1,274)
2009 Activity	(2,005)	(33)	36	(2,002)
December 31, 2009	(3,380)	213	(109)	(3,276)
2010 Activity	(270)	(33)	36	(267)
December 31, 2010	(3,650)	180	(73)	(3,543)
2011 Activity	(725)	97	36	(592)
December 31, 2011	$(4,375)	$277	$(37)	$(4,135)

(1) Amounts pertain to our post-retirement benefit plans.

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

	2011	2010	2009
(Dollars in thousands)	(Restated)	(Restated)	(Restated)
Income tax related to OCI componentsbeginning of year	$2,344	$2,168	$843
Income tax (liability) changes related to:
Unrecognized net actuarial loss	480	178	1,327
Unrecognized prior service credit	(64)	22	22
Unrecognized transition asset	(24)	(24)	(24)
Income tax related to OCI components end of year	$2,736	$2,344	$2,168

Note 7.   Segments

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

Segment information for the years ended December 31, 2011, 2010 and 2009 is as follows:

For Year Ended December 31
(Dollars in thousands)
				Corporate and
	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
2011				(Restated)	(Restated)
Revenue from unaffiliated customers	$45,149	$48,932	$69,457	$-	$163,538
Intersegment revenue	773	-	1,632	(2,405)	-
Total operating revenue	45,922	48,932	71,089	(2,405)	163,538

Depreciation and amortization	6,394	302	16,270	90	23,056
Operating income (loss)	7,346	2,746	11,283	(1,720)	19,655
Interest expense	2	-	58	6,215	6,275
Income taxes	2,922	1,094	4,472	(3,446)	5,042
Net Income (loss)	4,423	1,651	6,776	(4,449)	8,401
Total assets (A)	73,953	22,455	126,059	21,519	243,986
Property, plant and equipment, net	59,858	1,383	92,564	125	153,930
Additions to property, plant and equipment	11,553	428	9,392	67	21,440

				Corporate and
	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
2010				(Restated)	(Restated)
Revenue from unaffiliated customers	$44,685	$47,544	$70,018	$-	$162,247
Intersegment revenue	542	-	1,976	(2,518)	-
Total operating revenue	45,227	47,544	71,994	(2,518)	162,247

Depreciation and amortization	5,778	392	15,737	115	22,022
Operating income (loss)	7,771	2,235	11,525	(563)	20,968
Interest expense	-	-	58	4,026	4,084
Income taxes	3,169	913	4,832	(4,549)	4,365
Net Income (loss)	4,603	1,348	6,652	(11)	12,592
Total assets (A)	67,151	20,717	132,381	9,939	230,188
Property, plant and equipment, net	54,732	1,140	99,037	168	155,077
Additions to property, plant and equipment	14,247	217	8,424	-	22,888

				Corporate and
	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
2009				(Restated)	(Restated)
Revenue from unaffiliated customers	$31,247	$37,436	$70,419	$-	$139,102
Intersegment revenue	500	-	1,217	(1,717)	-
Total operating revenue	31,747	37,436	71,636	(1,717)	139,102

Depreciation and amortization	4,999	414	15,680	84	21,177
Operating income (loss)	5,458	169	13,587	(629)	18,585
Interest expense	2	-	95	5,443	5,540
Income taxes	2,218	81	5,451	(6,702)	1,048
Net Income	3,240	122	8,068	672	12,102
Total assets (A)	60,781	12,075	140,494	9,133	222,483
Property, plant and equipment, net	45,691	1,176	106,328	283	153,478
Additions to property, plant and equipment	8,210	528	9,068	87	17,893

(A)
Breakout of total assets between the Fiber and Data and Equipment Segments is based on estimates for 2011, 2010 and 2009 as the two segments were not accounted for separately. Estimated total assets for the Equipment Segment in 2010 and 2009 do not include goodwill or other intangible assets.

NOTE 8.   STOCK COMPENSATION

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

Note 9.   Extended Term Payable

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

Note 10.   Debt and Other Obligations

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

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. Specifically, the maximum leverage ratio is not to exceed 3.5 through December 31, 2012, 3.25 in 2013 and 3.00 thereafter. Our leverage ratio as of December 31, 2011 was 2.8. The second financial ratio, the debt service coverage ratio, must not be less than 2.5 during the term of the agreement. Our debt service coverage ratio as of December 31, 2011 was 5.5. Tables outlining these calculations can be found in the Liquidity and Capital Resources section found on page 16. The credit facility includes new allowances for continued payment of dividends and common stock repurchases and eliminates a specific capital expenditures limitation which was in place in our previous facility.

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

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest rate debt covering 60% of our debt. Additional information on our interest-rate swap agreements can be found under Note 13. “Financial Derivative Instruments.”

Our effective interest rate was 4.1%, 4.1% and 5.5% in 2011, 2010 and 2009, respectively. Annual requirements for principal payments for the years subsequent to 2011 are as follows: 2012 – $1,200,000; 2013 – $1,200,000; 2014 – $1,200,000, 2015 – $1,200,000 and 2016 – $114,900,000.

Note 11.   Employee Retirement Benefits

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

Note 12.    Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2011, 2010 and 2009 include the following components:

	2011	2010	2009
(Dollars in thousands)	(Restated)	(Restated)	(Restated)
Current income taxes (benefits):
Federal	$346	$(936)	$(1,144)
State	98	(266)	(325)
Deferred income taxes (benefits):
Federal	3,132	5,428	2,583
State	1,466	139	(66)
Total income tax provision	$5,042	$4,365	$1,048

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2011	2010
Tax liabilities:
Depreciation and fixed assets	$30,142	$25,699
Intangible assets	8,800	8,238
Other	201	-
Gross deferred tax liability	$39,143	$33,937

Tax Assets:
Deferred compensation and post-retirement benefits	$7,922	$6,939
Receivables and inventories	311	349
Accrued liabilities	814	777
Derivatives	983	430
State net operating loss	1,759	1,764
Other	19	542
Gross deferred tax asset	11,808	10,801
Valuation allowance	(1,733)	(1,724)
Net deferred tax liability	29,068	24,860
Current deferred tax asset	1,559	2,008
Net non-current deferred tax liability	$30,627	$26,868

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

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes net of federal tax benefit	6.1	6.1	6.1
Release of income tax reserve and prior year adjustments	(2.6)	(16.3)	(33.6)
Medicare part D subsidy	0.0	1.6	(0.5)
Uncertain tax positions	0.1	0.4	1.3
Acquisition costs	-	-	0.7
Other, net	(1.1)	(1.0)	(1.1)
Effective tax rate	37.5%	25.8%	7.9%

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

Note 13.   Financial Derivative Instruments

We utilize interest-rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest-rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on the variable rate debt. We have effectively changed our exposure to varying cash flows on the variable-rate portion of our debt into fixed-rate cash flows. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments.

We account for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives’ fair value be recognized in earnings unless specific hedge accounting criteria are met. Our financial derivative instruments are not designated as hedges as of the end of and during the periods presented.

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Thus the fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. Three levels of inputs may be used to measure fair value:

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

The fair value of our derivatives at December 31, 2011 and December 31, 2010 is a net liability of $2,469,000 and $1,079,000, respectively. The change in the market value of financial derivative instruments during a period is recognized in earnings for that period. The table below illustrates the effect of derivative instruments on consolidated operations for the years ended December 31, 2011, 2010 and 2009.

(Dollars in thousands)		Increase/(Decrease)
Derivatives Instruments in	Location of Financial Impact of	in Interest Expense
Hedging Relationships	Derivatives into Income	2011	2010	2009

Interest Rate Contracts	Interest Expense	$1,390	$(830)	$(1,378)

Note 14.   Commitments, Contingencies, and Concentrations

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

Note 15.   Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly Statement of Operations for the 2011 and 2010. See Note 2 to the Notes to the Consolidated Financial Statements for a discussion of the nature of the restatement.

	2011
	1st		2nd		3rd		4th
(Dollars in thousands, except share data)	As Reported (2)	Restated (1)	As Reported (2)	Restated (1)	As Reported (2)	Restated (1)	As Reported (2)	Restated (1)
Operating Revenue	$38,622	$38,622	$40,108	$40,108	$45,244	$45,244	$39,564	$39,564
Operating income	$4,666	$4,666	$5,002	$5,002	$6,342	$6,342	$3,645	$3,645
Net income	$2,142	$2,346	$2,694	$2,348	$2,971	$2,133	$1,430	$1,574
Other comprehensive income, net of taxes	$269	$65	$(280)	$66	$(774)	$64	$(643)	$(787)
Total comprehensive income	$2,411	$2,411	$2,414	$2,414	$2,197	$2,197	$787	$787
Basic earnings per share	$0.16	$0.18	$0.20	$0.18	$0.22	$0.16	$0.11	$0.12
Fully diluted earnings per share	$0.16	$0.18	$0.20	$0.18	$0.22	$0.16	$0.11	$0.12
Dividends per share	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.14	$0.14

	2010
	1st		2nd		3rd		4th
	As Reported (2)	Restated (1)	As Reported (2)	Restated (1)	As Reported (2)	Restated (1)	As Reported (2)	Restated (1)
Operating Revenue	$38,720	$38,720	$38,268	$38,268	$43,480	$43,480	$41,779	$41,779
Operating income	$4,460	$4,460	$5,657	$5,657	$6,388	$6,388	$4,463	$4,463
Net income	$1,427	$1,596	$3,510	$3,642	$5,043	$5,035	$2,114	$2,319
Other comprehensive income, net of taxes	$228	$59	$191	$59	$52	$60	$(240)	$(445)
Total comprehensive income	$1,655	$1,655	$3,701	$3,701	$5,095	$5,095	$1,874	$1,874
Basic earnings per share	$0.11	$0.12	$0.27	$0.28	$0.38	$0.38	$0.16	$0.17
Fully diluted earnings per share	$0.11	$0.12	$0.27	$0.28	$0.38	$0.38	$0.16	$0.17
Dividends per share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.135	$0.135

(1) See Note 2 related to the restated consolidated financial statements.
(2) Previously reported numbers have been restated due to the change in accounting for interest rate swap agreements.

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on an individual basis.

Note 16.   Subsequent Events

Our wholesale financing agreement with GE Commercial Distribution Finance Corporation was amended February 28, 2012, to isolate the collateral associated with the wholesale financing agreement to a separate subsidiary, Enterprise Integration Services, Inc. This separate subsidiary exclusively handles our equipment sales and service. The amended agreement reduced the parent company guaranty from $18,000,000 to $2,500,000.

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

On November 5, 2012 the banks in our credit facility syndicate provided a waiver of our specific breaches in representations provided to them regarding GAAP related to the financial information restatement.

We have evaluated and disclosed subsequent events through the filing date of this Amendment No. 1 on Form 10-K/A.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

(a)	BACKGROUND RELATIVE TO RESTATEMENT

We are restating our previously reported financial information as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, to change our accounting for our interest rate swap agreements under FASB ASC 815, “Derivatives and Hedging.”

We account for our financial derivative instruments in accordance with FASB ASC 815. The Standard requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We accounted for these instruments as a cash flow hedge under FASB ASC 815 allowed us to record changes in the instruments’ fair value in other comprehensive income. After discussing the matter with our independent registered public accounting firm, we recently concluded that the interest rate swap agreements did not qualify as a cash flow hedge in prior periods because of insufficient contemporaneous documentation. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made to other comprehensive income and transfers the fair value adjustments into earnings. Following our conclusion to restate our financial statements, we initiated a comprehensive review of all our determinations and documentation related to accounting for our interest rate swaps, as well as related processes and procedures.

(b)	DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were not effective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

(c)  MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011.

The Company did not have effective controls to provide reasonable assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its interest rate swap financial derivative instruments. We lacked adequate technical expertise to ensure the proper application, at inception and on an ongoing basis, of the criteria for the cash flow hedge accounting method within the provisions of FASB ASC 815, “Derivatives and Hedging”, for our interest rate swaps. This material weakness resulted in our restatement of the consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and for the interim periods in 2011 and 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent auditor, Grant Thornton LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2011.

(d)  REMEDIATION OF MATERIAL WEAKNESS

To remediate the material weakness described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-K/A, management will implement the following changes:
• Conduct all hedge accounting with the consultation of a third party independent expert, for advice and with consideration of the latest interpretation of the FASB rules.
• Improve training and education and understanding of hedge accounting requirements with generally accepted accounting principles for all relevant personnel involved in derivatives transactions.
• Enlist the services of a third party internal control expert to conduct a review of Company financial reporting controls.
• Revise our documentation to qualify for hedge accounting in accordance with generally accepted accounting principles with the assistance of outside experts.  This includes ongoing monitoring and review to ensure the continuing qualification of hedge accounting.

(e)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The following documents are filed as part of this Amendment No. 1 on Form 10-K/A:

1.  Index of Consolidated Financial Statements

The following consolidated financial statements are included at the indicated pages in this Amendment No. 1 on Form 10-K/A and incorporated in this Item 15(a) by reference:

2. Financial Statement Schedule
Page
Schedule II – Valuation and Qualifying Accounts	60

3. Exhibits

The following documents are filed as Exhibits to this Amendment No. 1 on Form 10-K/A or incorporate by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q filed May 7, 1999)
3(b)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed May 3, 2007)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of HickoryTech Corporation (Incorporated by reference to Exhibit 3(c) to the Registrant’s Form 10-K filed March 29, 2000)
4(a)	Amended and Restated Shareholder Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed March 17, 2009)

Exhibit	Description
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

10.11+	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 3, 2011)
10.12+	HickoryTech Corporation Long-Term Executive Incentive Program Amended and Restated January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 27, 2010)

Exhibit	Description
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

Dated: November 9, 2012		HICKORYTECH CORPORATION
	By:	/s/ David A. Christensen
David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Dale E. Parker Dale E. Parker, Chair	November 9, 2012
/s/ John W. Finke John W. Finke President, Chief Executive Officer and Director (principal executive officer)	November 9, 2012
/s/ David A. Christensen David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 9, 2012
/s/ R. Wynn Kearney, Jr. R. Wynn Kearney, Jr., Director	November 9, 2012
/s/ Robert D. Alton Robert D. Alton, Director	November 9, 2012
/s/ Lyle T. Bosacker Lyle T. Bosacker, Director	November 9, 2012
/s/ James W. Bracke	November 9, 2012
James W. Bracke, Director

(a majority of directors)