Form 10-Q/A
period 2012-03-31
HICKORY TECH CORP
filed 2012-11-09
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed on May 1, 2012 with the Securities and Exchange Commission.

The amendment is a result of the restatement of our consolidated financial statements for the quarters ended March 31, 2012 and 2011.

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

We have amended each item of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the May 1, 2012 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

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

None of the financial covenants to our senior credit agreement were breached as a result of this restatement. We did notify the lenders in the agreement that restatement did result in breach of our representation to them about our financial statements being prepared in accordance with Generally Accepted Accounting Principles (GAAP). We have requested, and we did receive waivers regarding this temporary breach from the lenders involved in our credit agreements. No event of default exists regarding our credit agreement.

We have reassessed our disclosure controls and procedures as shown in Item 4 related to the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2012	2011
(Dollars in thousands, except share and per share amounts)	(Restated)	(Restated)
Operating revenue:
Equipment	$15,299	$8,195
Services	31,645	30,427
Total operating revenue	46,944	38,622

Costs and expenses:
Cost of sales, excluding depreciation and amortization	13,466	6,999
Cost of services, excluding depreciation and amortization	15,326	14,735
Selling, general and administrative expenses	6,706	6,543
Depreciation	6,056	5,591
Amortization of intangibles	138	88
Total costs and expenses	41,692	33,956

Operating income	5,252	4,666

Other income and expense:
Interest and other income	20	10
Interest expense	(1,411)	(729)
Total other (expense)	(1,391)	(719)

Income before income taxes	3,861	3,947
Income tax provision	1,567	1,601

Net income	$2,294	$2,346

Basic earnings per share	$0.17	$0.18

Weighted average common shares outstanding	13,450,850	13,329,603

Diluted earnings per share	$0.17	$0.18

Weighted average common and equivalent shares outstanding	13,468,749	13,341,871

Dividends per share	$0.14	$0.135

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
	(Restated)	(Restated)
Net Income	$2,294	$2,346
Other comprehensive income:

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	135	107
Prior service credit	(19)	(14)
Transition asset	15	15
Income tax expense	(52)	(43)
Other Comprehensive Income	79	65

Comprehensive Income	$2,373	$2,411

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	March 31, 2012	December 31, 2011
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,724	$13,057
Receivables, net of allowance for doubtful accounts of $169 and $436	20,554	25,317
Inventories	5,460	9,297
Income taxes receivable	-	498
Deferred income taxes, net	1,559	1,559
Prepaid expenses	2,382	1,801
Other	597	964
Total current assets	51,276	52,493

Investments	3,199	4,277

Property, plant and equipment	409,879	396,816
Accumulated depreciation	(235,184)	(242,886)
Property, plant and equipment, net	174,695	153,930

Other assets:
Goodwill	29,034	27,303
Intangible assets, net	5,476	2,314
Deferred costs and other	3,784	3,669
Total other assets	38,294	33,286

Total assets	$267,464	$243,986

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,481	$4,661
Extended term payable	8,615	6,920
Accrued income taxes	1,072	-
Deferred revenue	5,778	6,251
Accrued expenses and other	6,868	10,175
Current maturities of long-term obligations	1,621	1,407
Total current liabilities	30,435	29,414

Long-term liabilities:
Debt obligations, net of current maturities	140,272	118,828
Accrued income taxes	154	154
Deferred revenue	1,125	1,131
Financial derivative instruments	2,516	2,469
Accrued employee benefits and deferred compensation	18,409	18,166
Deferred income taxes	30,660	30,627
Total long-term liabilities	193,136	171,375

Total liabilities	223,571	200,789

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,488,490 in 2012 and 13,396,176 in 2011	1,349	1,340
Additional paid-in capital	15,875	15,683
Retained earnings	30,725	30,309
Accumulated other comprehensive (loss)	(4,056)	(4,135)
Total shareholders' equity	43,893	43,197

Total liabilities and shareholders' equity	$267,464	$243,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31
	2012	2011
(Dollars in thousands)	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income	$2,294	$2,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,194	5,679
Accrued patronage refunds	(161)	(97)
Stock based compensation	114	254
(Gain) loss on financial derivative instruments	47	(339)
Other	353	122
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	4,998	5,036
Prepaid expenses	(580)	(693)
Inventories	3,950	246
Accounts payable and accrued expenses	(1,996)	(1,427)
Deferred revenue, billings and deposits	(485)	280
Income taxes	1,556	4,562
Other	1,648	928
Net cash provided by operating activities	17,932	16,897

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,955)	(3,742)
Broadband stimulus grant received	1,321	-
Acquisition of IdeaOne Telecom	(28,180)	-
Proceeds from sale of assets	-	69
Net cash (used in) investing activities	(31,814)	(3,673)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	11,137	11,382
Payments on extended term payable arrangement	(9,442)	(12,678)
Borrowings on credit facility	22,000	16,000
Payments on credit facility and capital lease obligations	(355)	(16,173)
Proceeds from issuance of common stock	86	66
Change in cash overdraft	-	(238)
Dividends paid	(1,877)	(1,797)
Net cash provided by (used in) financing activities	21,549	(3,438)

Net increase in cash and cash equivalents	7,667	9,786
Cash and cash equivalents at beginning of the period	13,057	73
Cash and cash equivalents at the end of the period	$20,724	$9,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,358	$1,078
Net cash paid (received) for income taxes	$11	$(2,961)
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$14	$-
Change in other comprehensive income from post-retirement benefits	$79	$65

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2012

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of HickoryTech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes thereto contained in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011.

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

Note 2.   Restatement

We are restating our previously reported financial information for the quarters ended March 31, 2012 and 2011 to change our accounting for interest rate swap agreements under ASC 815, “Derivatives and Hedging.”

ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. We had applied the method of cash flow hedge accounting under ASC 815 to account for the interest rate swap agreements that allowed us to record changes in the instruments’ fair value in other comprehensive income (the “cash flow” method). We recently concluded that the interest rate swap agreements did not qualify for the cash flow method because the documentation was not in place at the inception of the hedge as well as on an ongoing basis. This change reverses the fair value adjustments that were made in other comprehensive income to be recognized in earnings.

Although the swaps do not qualify for the cash flow method under ASC 815, there is no effect on cash flows from operating, investing, or financing activities for these changes. The change in the accounting treatment has not impacted the economics of the interest rate swap agreements.

The following table details the impact of the restatement on the Company’s Statement of Operations and Balance Sheets for the periods ended March 31, 2012 and 2011.

(Dollars in thousands, except share data)	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Statement of Operations Data:	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Operating income	$5,252	$-	$5,252	$4,666	$-	$4,666
Other income and expense:
Interest and other income	20	-	20	10	-	10
Interest expense	(1,364)	(47)	(1,411)	(1,068)	339	(729)
Total other (expense)	(1,344)	(47)	(1,391)	(1,058)	339	(719)

Income before income taxes	3,908	(47)	3,861	3,608	339	3,947
Income tax provision	1,586	(19)	1,567	1,466	135	1,601
Net income	$2,322	$(28)	$2,294	$2,142	$204	$2,346
Other comprehensive income, net of taxes	$51	$28	$79	$269	$(204)	$65
Total comprehensive income	$2,373	$-	$2,373	$2,411	$-	$2,411
EPS	$0.17	$-	$0.17	$0.16	$0.02	$0.18
Diluted EPS	$0.17	$-	$0.17	$0.16	$0.02	$0.18

	As of March 31, 2012			As of December 31, 2011
Balance Sheet Data:	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Shareholders' equity:
Common stock	$1,349	$-	$1,349	$1,340	$-	$1,340
Additional paid-in capital	15,875	-	15,875	15,683	-	15,683
Retained earnings	32,241	(1,516)	30,725	31,797	(1,488)	30,309
Accumulated other comprehensive income (loss)	(5,572)	1,516	(4,056)	(5,623)	1,488	(4,135)
Total shareholders' equity	$43,893	$-	$43,893	$43,197	$-	$43,197

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

	Three Months Ended March 31
	2012	2011
(Dollars in thousands, except share and earnings per share amounts)	(Restated)	(Restated)
Net Income	$2,294	$2,346

Weighted average shares outstanding	13,450,850	13,329,603
Stock options (dilutive only)	16,737	10,667
Stock subscribed (ESPP)	1,162	1,601
Total dilutive shares outstanding	13,468,749	13,341,871

Earnings per share:
Basic and Diluted	$0.17	$0.18

Dividends per share	$0.14	$0.135

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

Note 4. Acquisition

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

The amount of IdeaOne revenue and net income included in our Consolidated Statements of Operations for the three months ended March 31, 2012, and the following unaudited pro forma consolidated results of operations for the three months ended March 31, 2012 and 2011, have been prepared as if the acquisition of IdeaOne had occurred at January 1, 2011:

(unaudited)			Diluted Earnings
(Dollars in thousands)	Revenue	Net Income	Per Share
Actual from March 1, 2012 to March 31, 2012	$1,049	$97	$0.01
Supplemental pro forma for the three months ended March 31, 2012	$49,061	$2,381	$0.18
Supplemental pro forma for the three months ended March 31, 2011	$41,529	$2,391	$0.18

The proforma results are presented for illustrative purposes and are not intended to be indicative of the results that would have actually been obtained if the merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of future results that may be obtained.

Note 5.  Goodwill and Other Intangible Assets

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

Note 6.   Fair Value of Financial Instruments

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

Note 7.   Debt and Other Obligations

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

Our credit facility requires us to comply, on a consolidated basis, with specified financial ratios and tests. Specifically, the maximum leverage ratio is not to exceed 3.5 through December 31, 2012, 3.25 in 2013 and 3.00 thereafter. Our leverage ratio as of March 31, 2012 was 2.9. The second financial ratio, the debt service coverage ratio, must not be less than 2.5 during the term of the agreement. Our debt service coverage ratio as of March 31, 2012 was 5.4. Tables outlining these calculations can be found in the Liquidity and Capital Resources section found on page 30. The credit facility includes new allowances for continued payment of dividends and common stock repurchases and eliminates a specific capital expenditures limitation which was in place in our previous facility.

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

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We continually monitor the interest rates on our bank loans. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest rate. Additional information on our interest-rate swap agreements can be found under Note 8. “Financial Derivative Instruments.”

Note 8.  Financial Derivative Instruments

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

The fair value of our derivatives at March 31, 2012 and December 31, 2011 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at March 31, 2012 and December 31, 2011 is a net liability of $2,516,000 and $2,469,000, respectively. The change in the fair value of financial derivative instruments is recognized in earnings in that period. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ending March 31, 2012 and 2011, respectively.

(Dollars in thousands)		Increase/(Decrease) in Interest Expense
Derivative Instruments Hedging Relationships	Location of Financial Impact of Derivatives into Income	2012	2011
		(Restated)	(Restated)
Interest Rate Contracts	Interest Expense	$47	$(339)

Note 9.   Extended Term Payable

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

Note 10.  Employee Post-Retirement Benefits

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

Note 11.  Inventories

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

Note 12.  Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes unrecognized Net Periodic Benefit Cost related to our Post-Retirement Benefit Plans. Comprehensive income for the three months ended March 31, 2012 and 2011 was $2,373,000 and $2,411,000 respectively, in relation to reported net income of $2,294,000 and $2,346,000. The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax.

				Accumulated
	Unrecognized	Unrecognized	Unrecognized	Other
	Net Actuarial	Prior Service	Transition	Comprehensive
	Loss (1)	Credit (1)	Asset (1)	Income/(Loss)
(Dollars in thousands)				(Restated)
December 31, 2011	$(4,375)	$277	$(37)	(4,135)
2012 Q1 Activity				-
Q1 Net Periodic Benefit Cost	81	(11)	9	79
March 31, 2012	$(4,294)	$266	$(28)	$(4,056)

(1) Amounts pertain to our post-retirement benefit plans.

 Note 13.  Income Taxes

The effective income tax rate from operations for the first quarter of 2012 and 2011 was 40.6%. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

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

Note 14.  Stock Compensation

Refer to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 for a complete description of all stock-based compensation plans.

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

Note 15.  Quarterly Segment Financial Summary

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

Segment information for the three months ended March 31, 2012 and 2011 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended March 31, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$13,219	$17,421	$16,304	$-	$46,944
Intersegment revenue	193	-	410	(603)	-
Total operating revenue	13,412	17,421	16,714	(603)	46,944

Depreciation and amortization	1,966	71	4,133	24	6,194
Operating income (loss)	2,345	820	2,187	(100)	5,252
Interest expense	-	-	13	1,398	1,411
Income tax provision (benefit)	950	334	883	(600)	1,567
Net Income (loss)	1,395	486	1,299	(886)	2,294
Total assets	101,996	16,144	122,512	26,812	267,464
Property, plant and equipment, net	83,055	1,389	90,150	101	174,695
Additions to property, plant and equipment	1,965	73	1,596	-	3,634

				Corporate and
Three Months Ended March 31, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$10,861	$10,424	$17,337	$-	$38,622
Intersegment revenue	161	-	412	(573)	-
Total operating revenue	11,022	10,424	17,749	(573)	38,622

Depreciation and amortization	1,586	68	4,003	22	5,679
Operating income (loss)	1,485	498	2,901	(218)	4,666
Interest expense	-	-	18	711	729
Income tax provision (benefit)	602	204	1,168	(373)	1,601
Net Income (loss)	883	295	1,716	(548)	2,346
Total assets	67,519	16,608	129,109	15,641	228,877
Property, plant and equipment, net	54,981	1,126	97,008	146	153,261
Additions to property, plant and equipment	1,806	6	1,930	-	3,742

Note 16.  Commitments and Contingencies

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

Note 17.  Subsequent Events

On November 5, 2012 the banks in our credit facility syndicate provided a waiver of our specific breaches in representations provided to them regarding GAAP related to the financial information restatement.

We have evaluated and disclosed subsequent events through the filing date of this amendment to the Quarterly Report on Form 10-Q/A.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q/A may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q/A and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 which is incorporated herein by reference.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 and Amendment No. 1 on Form 10-K/A.

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

Executive Summary

Total consolidated revenue of $46.9 million during the first quarter of 2012 represents an increase of 22% over the first quarter of 2011. Net income of $2.3 million, or $0.17 per diluted share, compares to net income of $2.3 million, or $0.18 per diluted share, earned during the same period in 2011.

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

We completed our IdeaOne Telecom acquisition on March 1, 2012, utilizing a $22 million expansion of our senior credit facility. This raised our debt obligation (short and long-term) from $120.2 million at December 31, 2011 to $141.9 million at March 31, 2012. We have maintained a leverage ratio of approximately 2.9 times debt to EBITDA as defined in our credit agreement, well within acceptable limits for our agreement and our industry. Interest expense in the first quarter of 2012 was $682,000 or 94% higher than the same period in 2011 as a result of higher interest rates associated with our new credit facility and increased debt levels. Of the increase in interest expense the change in the fair value of our interest rate swap agreements increased 2012 interest expense by $47,000 while decreasing 2011 interest expense by $339,000.

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

Consolidated Results

Interest Expense

Consolidated interest expense increased $682,000 or 94% in the three months ended March 31, 2012 compared to March 31, 2011. The quarterly increase is driven by higher interest rates associated with our debt refinancing which took place in the third quarter of 2011 and higher debt levels. The quarterly increase is also driven by the impact of the change in fair value of our interest rate swap agreements which increased interest expense $47,000 in 2012 and decreased interest expense $339,000 in 2011. The outstanding balance of our debt obligations (long-term and current portion) has increased $23,107,000 from $118,786,000 at March 31, 2011 to $141,893,000 as of March 31, 2012. The March 31, 2012 debt balance is $21,658,000 higher than the December 31, 2011 balance of $120,235,000. The higher debt balance is associated with the $22,000,000 incremental debt we borrowed to fund the IdeaOne acquisition.

Income Taxes

Our effective income tax rate for the first quarter of 2012 and 2011 was 40.6%. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

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

(Dollars in thousands)
Leverage Ratio:		March 31, 2012
(A)	Total debt	$141,893

(B)	EBITDA per our credit agreement
	Three Months Ended 6-30-11	10,698
	Three Months Ended 9-30-11	12,162
	Three Months Ended 12-31-11	10,069
	IdeaOne Telecom Historical EBITDA (reflects eleven months)	4,135
	Three Months Ended 3-31-12 (reflects one month of IdeaOne)	11,466
	Total EBITDA per our credit agreement	$48,530

Total Leverage Ratio (A)/(B)		2.9

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:		March 31, 2012
		(Restated)
(A)	EBITDA per our credit agreement, minus	$48,530
	Income Taxes	(5,474)
		$43,056

(B)	the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	7,943

Debt Service Coverage Ratio (A)/(B)		5.4

Minimum debt service ratio allowed		2.5

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

	Three months ended
	March 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)
Reconciliation of net income to EBITDA1:
Net income	$2,294	$1,574	$2,133	$2,348
Add:
Depreciation	6,056	5,812	5,706	5,593
Amortization	138	89	88	89
Interest expense	1,411	1,076	2,880	1,590
Income taxes	1,567	1,008	1,355	1,078
Acquisition related expenses	-	510	-	-
EBITDA	$11,466	$10,069	$12,162	$10,698

1 EBITDA as defined in our credit agreement

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

Item 4.  Controls and Procedures

(a)	BACKGROUND RELATIVE TO RESTATEMENT

We filed a Form 10-K/A for the year ended December 31, 2011 on November 9, 2012 to restate our previously reported financial information to change our accounting for interest rate swap agreements under FASB ASC 815, “Derivatives and Hedging.” This Form 10-Q/A also presents the interim period financial information as of and for the three ended March 31, 201 and 2011, as restated.

(b)	DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q/A (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were not effective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, included in “Item 9A. Controls and Procedures” of Form 10-K/A for the year ended December 31, 2011, a material weakness existed and is summarized as follows:

The Company did not have effective controls to provide assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its interest rate swap derivative financial instruments. We lacked adequate technical expertise to ensure the proper application, at inception, of the criteria for the cash flow hedge accounting within the provisions of FASB ASC 815, “Derivatives and Hedging”, for our interest rate swaps.

To remediate the material weakness described above and enhance our internal control over financial reporting, management has developed and initiated a plan to implement the following changes:

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
•
Prepare designation documentation, when and if we determine to designate our derivative instruments as hedges, to qualify for hedge accounting in accordance with generally accepted accounting principles with the assistance of outside experts.  This includes ongoing monitoring and review to ensure the continuing qualification of hedge accounting.

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.

(c)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the first fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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