Form 10-Q/A
period 2012-06-30
HICKORY TECH CORP
filed 2012-11-09
CIK 766561

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 2, 2012 with the Securities and Exchange Commission.

The amendment is a result of the restatement of our consolidated financial statements for the periods ended June 30, 2012 and 2011.

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

We have amended each item of our Quarterly Report on Form 10-Q for the period ended June 30, 2012 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the August 2, 2012 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

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

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
(Dollars in thousands, except share and per share amounts)	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenue:
Equipment	$10,740	$9,035	$26,039	$17,230
Services	33,117	31,073	64,762	61,500
Total operating revenue	43,857	40,108	90,801	78,730

Costs and expenses:
Cost of sales, excluding depreciation and amortization	9,292	7,924	22,758	14,923
Cost of services, excluding depreciation and amortization	15,905	14,771	31,231	29,506
Selling, general and administrative expenses	7,441	6,729	14,147	13,272
Depreciation and amortization	6,732	5,682	12,926	11,361
Total costs and expenses	39,370	35,106	81,062	69,062

Operating income	4,487	5,002	9,739	9,668

Other income and expense:
Interest and other income	14	14	34	24
Interest expense	(1,599)	(1,590)	(3,010)	(2,319)
Total other (expense)	(1,585)	(1,576)	(2,976)	(2,295)

Income before income taxes	2,902	3,426	6,763	7,373
Income tax provision	1,164	1,078	2,731	2,679

Net income	$1,738	$2,348	$4,032	$4,694

Basic earnings per share	$0.13	$0.18	$0.30	$0.35

Weighted average common shares outstanding	13,487,553	13,367,083	13,469,303	13,348,447

Diluted earnings per share	$0.13	$0.18	$0.30	$0.35

Weighted average common and equivalent shares outstanding	13,500,046	13,380,186	13,483,967	13,360,949

Dividends per share	$0.14	$0.135	$0.28	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)
Net Income	$1,738	$2,348	$4,032	$4,694
Other comprehensive income:
Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	135	107	270	214
Prior service credit	(19)	(14)	(38)	(28)
Transition asset	15	15	30	30
Adjustment to post-retirement benefit plan	(1,034)	-	(1,034)	-
Income tax expense	360	(42)	308	(85)
Change in post-retirement benefit plan	(543)	66	(464)	131

Comprehensive Income	$1,195	$2,414	$3,568	$4,825

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

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,494,399 in 2012 and 13,396,176 in 2011	1,349	1,340
Additional paid-in capital	16,211	15,683
Retained earnings	30,573	30,309
Accumulated other comprehensive (loss)	(4,599)	(4,135)
Total shareholders' equity	43,534	43,197

Total liabilities and shareholders' equity	$264,586	$243,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
	2012	2011
(Dollars in thousands)	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income	$4,032	$4,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,926	11,361
Accrued patronage refunds	(345)	(189)
Stock based compensation	375	636
Loss on financial derivative instruments	164	236
Other	773	474
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	4,070	455
Prepaid expenses	(401)	(446)
Inventories	4,350	405
Accounts payable and accrued expenses	(3,419)	143
Deferred revenue, billings and deposits	(683)	355
Income taxes	(203)	5,265
Other	1,552	1,037
Net cash provided by operating activities	23,191	24,426

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,969)	(8,616)
Broadband stimulus grant received	1,426	125
Acquisition of IdeaOne Telecom	(28,180)	-
Purchase of short-term investments	(2,998)	-
Proceeds from sale of assets	-	105
Net cash (used in) investing activities	(40,721)	(8,386)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	22,772	14,296
Payments on extended term payable arrangement	(21,501)	(11,489)
Borrowings on credit facility	22,000	25,700
Payments on credit facility and capital lease obligations	(761)	(26,031)
Proceeds from issuance of common stock	163	180
Change in cash overdraft	-	(238)
Dividends paid	(3,769)	(3,601)
Net cash provided by (used in) financing activities	18,904	(1,183)

Net increase in cash and cash equivalents	1,374	14,857
Cash and cash equivalents at beginning of the period	13,057	73
Cash and cash equivalents at the end of the period	$14,431	$14,930

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,868	$2,164
Net cash paid (received) for income taxes	$2,934	$(2,586)
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$14	$64
Change in other comprehensive (loss) from post-retirement benefits	$(464)	$131

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

Note 2.   Restatement

We are restating our previously reported financial information for the periods ended June 30, 2012 and 2011 to change our accounting for interest rate swap agreements under ASC 815, “Derivatives and Hedging.”

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

The following table details the impact of the restatement on the Company’s Statement of Operations and Balance Sheets for the periods ended June 30, 2012 and 2011.

(Dollars in thousands, except share data)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
Statement of Operations Data:	As Reported	Restatement	Restated	As Reported	Restatement	Restated	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Operating income	$4,487	$-	$4,487	$5,002	$-	$5,002	$9,739	$-	$9,739	$9,668	$-	$9,668
Other income and expense:
Interest and other income	14	-	14	14	-	14	34	-	34	24	-	24
Interest expense	(1,482)	(117)	(1,599)	(1,015)	(575)	(1,590)	(2,846)	(164)	(3,010)	(2,083)	(236)	(2,319)
Total other (expense)	(1,468)	(117)	(1,585)	(1,001)	(575)	(1,576)	(2,812)	(164)	(2,976)	(2,059)	(236)	(2,295)

Income before income taxes	3,019	(117)	2,902	4,001	(575)	3,426	6,927	(164)	6,763	7,609	(236)	7,373
Income tax provision	1,210	(46)	1,164	1,307	(229)	1,078	2,796	(65)	2,731	2,773	(94)	2,679
Net income	$1,809	$(71)	$1,738	$2,694	$(346)	$2,348	$4,131	$(99)	$4,032	$4,836	$(142)	$4,694
Other comprehensive income, net of taxes	$(614)	$71	$(543)	$(280)	$346	$66	$(563)	$99	$(464)	$(11)	$142	$131
Total comprehensive income	$1,195	$-	$1,195	$2,414	$-	$2,414	$3,568	$-	$3,568	$4,825	$-	$4,825
EPS	$0.13	$-	$0.13	$0.20	$(0.02)	$0.18	$0.31	$(0.01)	$0.30	$0.36	$(0.01)	$0.35
Diluted EPS	$0.13	$-	$0.13	$0.20	$(0.02)	$0.18	$0.31	$(0.01)	$0.30	$0.36	$(0.01)	$0.35

	As of June 30, 2012			As of December 31, 2011
Balance Sheet Data:	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Shareholders' equity:
Common stock	$1,349	$-	$1,349	$1,340	$-	$1,340
Additional paid-in capital	16,211	-	16,211	15,683	-	15,683
Retained earnings	32,160	(1,587)	30,573	31,797	(1,488)	30,309
Accumulated other comprehensive income (loss)	(6,186)	1,587	(4,599)	(5,623)	1,488	(4,135)
Total shareholders' equity	$43,534	$-	$43,534	$43,197	$-	$43,197

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
(Dollars in thousands, except share and earnings per share amounts)	(Restated)	(Restated)	(Restated)	(Restated)
Net Income	$1,738	$2,348	$4,032	$4,694

Weighted average shares outstanding	13,487,553	13,367,083	13,469,303	13,348,447
Stock options (dilutive only)	12,493	13,103	14,664	12,502
Stock subscribed (ESPP)	-	-	-	-
Total dilutive shares outstanding	13,500,046	13,380,186	13,483,967	13,360,949

Earnings per share:
Basic and Diluted	$0.13	$0.18	$0.30	$0.35

Dividends per share	$0.14	$0.135	$0.28	$0.27

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

The amount of IdeaOne revenue and net income included in our Consolidated Statements of Operations for the six months ended June 30, 2012, and the following unaudited pro forma consolidated results of operations for the six months ended June 30, 2012 and 2011, have been prepared as if the acquisition of IdeaOne had occurred at January 1, 2011:

(unaudited)			Diluted Earnings
(Dollars in thousands)	Revenue	Net Income	Per Share
Actual from March 1, 2012 to June 30, 2012	$4,186	$279	$0.02
Supplemental pro forma for the six months ended June 30, 2012 (Restated)	$92,918	$4,119	$0.31
Supplemental pro forma for the six months ended June 30, 2011 (Restated)	$84,576	$4,829	$0.36

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

Note 6.   Fair Value of Financial Instruments

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

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period of two years to manage our exposure to interest rate fluctuations. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest debt. Additional information on our interest-rate swap agreements can be found under Note 8 “Financial Derivative Instruments.”

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

		Increase/(Decrease) in Interest Expense		Increase/(Decrease) in Interest Expense
(Dollars in thousands)		Three Months Ended June 30		Six Months Ended June 30
Derivative Instruments Hedging Relationships	Location of Financial Impact of Derivatives into Income	2012	2011	2012	2011
		(Restated)	(Restated)	(Restated)	(Restated)
Interest Rate Contracts	Interest Expense	$117	$575	$164	$236

Note 9.   Extended Term Payable

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

 Note 13.  Income Taxes

The effective income tax rate from operations for the second quarter of 2012 and 2011 was 40.1% and 31.5%. In 2011, the effective tax rate was impacted by the release of income tax reserves and associated interest. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

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

Segment information for the three and six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended June 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$15,177	$12,864	$15,816	$-	$43,857
Intersegment revenue	193	-	444	(637)	-
Total operating revenue	15,370	12,864	16,260	(637)	43,857

Depreciation and amortization	2,551	71	4,085	25	6,732
Operating income (loss)	2,284	399	1,993	(189)	4,487
Interest expense	-	-	9	1,590	1,599
Income tax provision (benefit)	925	160	809	(730)	1,164
Net Income (loss)	1,359	239	1,186	(1,046)	1,738
Total assets	103,611	14,753	121,064	25,158	264,586
Property, plant and equipment, net	84,216	1,433	88,424	77	174,150
Additions to property, plant and equipment	3,603	117	2,203	-	5,923

(Dollars in thousands)				Corporate and
Three Months Ended June 30, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$11,067	$11,746	$17,295	$-	$40,108
Intersegment revenue	186	-	404	(590)	-
Total operating revenue	11,253	11,746	17,699	(590)	40,108

Depreciation and amortization	1,556	71	4,033	22	5,682
Operating income (loss)	1,922	706	2,699	(325)	5,002
Interest expense	-	1	15	1,574	1,590
Income tax provision (benefit)	778	286	1,089	(1,075)	1,078
Net Income (loss)	1,144	419	1,599	(814)	2,348
Total assets	68,819	19,615	128,060	20,730	237,224
Property, plant and equipment, net	55,881	1,209	95,301	104	152,495
Additions to property, plant and equipment	2,417	87	2,309	-	4,813

				Corporate and
Six Months Ended June 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$28,396	$30,285	$32,120	$-	$90,801
Intersegment revenue	386	-	854	(1,240)	-
Total operating revenue	28,782	30,285	32,974	(1,240)	90,801

Depreciation and amortization	4,517	142	8,218	49	12,926
Operating income (loss)	4,629	1,219	4,180	(289)	9,739
Interest expense	-	-	22	2,988	3,010
Income tax provision (benefit)	1,875	494	1,692	(1,330)	2,731
Net Income (loss)	2,754	725	2,485	(1,932)	4,032
Total assets	103,611	14,753	121,064	25,158	264,586
Property, plant and equipment, net	84,216	1,433	88,424	77	174,150
Additions to property, plant and equipment	5,568	190	3,799	-	9,557

				Corporate and
Six Months Ended June 30, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$21,928	$22,170	$34,632	$-	$78,730
Intersegment revenue	347	-	816	(1,163)	-
Total operating revenue	22,275	22,170	35,448	(1,163)	78,730

Depreciation and amortization	3,142	139	8,036	44	11,361
Operating income (loss)	3,407	1,204	5,600	(543)	9,668
Interest expense	-	1	33	2,285	2,319
Income tax provision (benefit)	1,381	489	2,257	(1,448)	2,679
Net Income (loss)	2,027	714	3,315	(1,362)	4,694
Total assets	68,819	19,615	128,060	20,730	237,224
Property, plant and equipment, net	55,881	1,209	95,301	104	152,495
Additions to property, plant and equipment	4,223	93	4,239	-	8,555

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 and Amendment No. 1 on Form 10-K/A other than the following.

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

Results of Operations

We conduct our operations in three business segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our three business segments can be found in Note 15 “Quarterly Financial Segment Summary.”

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

Total costs and expenses increased 12% in the second quarter of 2012 as compared to 2011, reflecting higher sales volumes in our Equipment Segment combined with continued investment in growing our Fiber and Data Segment. Expenses include a full quarter of IdeaOne Telecom operations, which is incorporated into the Fiber and Data Segment. Depreciation and amortization increased more than $1 million in the second quarter of 2012 compared to 2011 and is directly related to our newly acquired IdeaOne plant and intangible assets. We have also realized a higher level of interest expense in 2012 as a result of higher interest rates associated with our new credit facility, increased debt level related to the purchase of IdeaOne and the change in the fair value of our interest rate swap agreements which increased interest expense $164,000 in 2012 and $236,000 in 2011. Even with the increases, our effective interest rate for the first six months of 2012 is approximately 4.2% on an annualized basis compared to 4.1% in 2011. The increased depreciation and amortization expense, impacted overall net income, which was $1.7 million, a 26% decline from the second quarter of 2011.

2012 EBITDA, as defined in our credit agreement, increased 5% over the second quarter 2011 and 8% year-to-date over the same period in 2011. A reconciliation of net income to EBITDA as defined in our credit agreement can be found in the Non-GAAP measures section on page 31.

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

Consolidated Results

Interest Expense

Consolidated interest expense increased 1% and 30% in the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase in both periods is driven by higher interest expense related to higher interest rates associated with our debt financing and higher debt levels which was offset by the change in fair value of our interest rate swap agreements which increased interest expense $117,000 and $575,000 in the three months ended June 30, 2012 and 2011 and increased interest expense $164,000 and $236,000 in the six months ended June 30, 2012 and 2011. The outstanding balance of our debt obligations (long-term and current portion) has increased $22,796,000 from $118,692,000 at June 30, 2011 to $141,488,000 as of June 30, 2012. The June 30, 2012 debt balance is $21,253,000 higher than the December 31, 2011 balance of $120,235,000. The higher debt balance is associated with the $22,000,000 incremental debt we borrowed to fund the IdeaOne acquisition. Our effective interest rate for the first six months of 2012 was approximately 4.2% on an annualized basis compared to a 4.1% 2011 annualized rate.

Income Taxes

Our effective income tax rate for the second quarter of 2012 and 2011 was 40.1% and 31.5%, respectively. The effective tax rate in 2011 was impacted by the releases of income tax reserves and associated interest of $343,000. Without the release of income tax reserves and associated interest the effective tax rate would have been 41.5% in 2011. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

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

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $8,191,000 and $6,920,000 as of June 30, 2012 and December 31, 2011, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital (see Note 9 to the Notes to the Consolidated Financial Statements).

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

(Dollars in thousands)
Leverage Ratio:		June 30, 2012
(A)	Total debt (including outstanding letters of credit)	$141,523

(B)	EBITDA per our credit agreement
	Three Months Ended 9-30-11	12,162
	Three Months Ended 12-31-11	10,069
	Three Months Ended 3-31-12	11,466
	IdeaOne Telecom Historical EBITDA (reflects eight months)	3,386
	Three Months Ended 6-30-12 (reflects four months of IdeaOne)	11,233
	Total EBITDA per our credit agreement	$48,316

Total Leverage Ratio (A)/(B)		2.93

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:		June 30, 2012
		(Restated)
(A)	EBITDA per our credit agreement, minus	$48,316
	Income Taxes	(5,478)
		$42,838

(B)	the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	8,253

Debt Service Coverage Ratio (A)/(B)		5.2

Minimum debt service ratio allowed		2.5

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)
Net Income	$1,738	$2,348	$4,032	$4,694
Add:
Depreciation and Amortization	6,732	5,682	12,926	11,361
Interest expense	1,599	1,590	3,010	2,319
Income taxes	1,164	1,078	2,731	2,679
EBITDA	$11,233	$10,698	$22,699	$21,053

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

We filed a Form 10-K/A for the year ended December 31, 2011 on November 9, 2012 to restate our previously reported financial information to change our accounting for interest rate swap agreements under FASB ASC 815, “Derivatives and Hedging.” This Form 10-Q/A also presents the interim period financial information as of and for the three and six months ended June 30, 2012 and 2011, as restated.

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

The Company did not have effective controls to provide assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its interest rate swap financial derivative instruments. We lacked adequate technical expertise to ensure the proper application, at inception, of the criteria for the cash flow hedge accounting method within the provisions of FASB ASC 815, “Derivatives and Hedging,” for our interest rate swaps.

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

(c)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the second fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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