Form 10-Q
period 2012-09-30
HICKORY TECH CORP
filed 2012-11-09
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

The total number of shares of the Registrant’s common stock outstanding as of November 2, 2012: 13,527,537.

PART I Financial Information

PART II Other Information

Part I  Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
(Dollars in thousands, except share and per share amounts)		(Restated)		(Restated)
Operating revenue:
Equipment	$12,915	$14,269	$38,954	$31,499
Services	32,898	30,975	97,660	92,475
Total operating revenue	45,813	45,244	136,614	123,974

Costs and expenses:
Cost of sales, excluding depreciation and amortization	10,906	12,223	33,664	27,146
Cost of services, excluding depreciation and amortization	16,358	14,738	47,589	44,244
Selling, general and administrative expenses	7,123	6,147	21,270	19,419
Depreciation and amortization	6,869	5,794	19,795	17,155
Total costs and expenses	41,256	38,902	122,318	107,964

Operating income	4,557	6,342	14,296	16,010

Other income and expense:
Interest and other income	3	26	37	50
Interest expense	(1,625)	(2,880)	(4,635)	(5,199)
Total other (expense)	(1,622)	(2,854)	(4,598)	(5,149)

Income before income taxes	2,935	3,488	9,698	10,861
Income tax provision	1,194	1,355	3,925	4,034

Net income	$1,741	$2,133	$5,773	$6,827

Basic earnings per share	$0.13	$0.16	$0.43	$0.51

Weighted average common shares outstanding	13,511,009	13,394,225	13,483,358	13,363,874

Diluted earnings per share	$0.13	$0.16	$0.43	$0.51

Weighted average common and equivalent shares outstanding	13,526,875	13,409,414	13,498,268	13,376,261

Dividends per share	$0.14	$0.135	$0.42	$0.405

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
(Dollars in thousands)		(Restated)		(Restated)
Net Income	$1,741	$2,133	$5,773	$6,827
Other comprehensive income:
Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	203	107	473	321
Prior service credit	(19)	(13)	(57)	(41)
Transition asset	15	15	45	45
Adjustment to post-retirement benefit plan	-	-	(1,034)	-
Income tax expense	(80)	(45)	228	(130)
Change in post-retirement benefit plan	119	64	(345)	195

Comprehensive Income	$1,860	$2,197	$5,428	$7,022

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share amounts)	September 30, 2012	December 31, 2011
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,051	$13,057
Receivables, net of allowance for doubtful accounts of $289 and $436	27,493	25,317
Inventories	7,294	9,297
Income taxes receivable	1,027	498
Deferred income taxes, net	1,559	1,559
Prepaid expenses	2,612	1,801
Other	1,085	964
Total current assets	51,121	52,493

Investments	3,210	4,277

Property, plant and equipment	424,782	396,816
Accumulated depreciation	(247,979)	(242,886)
Property, plant and equipment, net	176,803	153,930

Other assets:
Goodwill	29,028	27,303
Intangible assets, net	5,034	2,314
Deferred costs and other	3,554	3,669
Total other assets	37,616	33,286

Total assets	$268,750	$243,986

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,952	$4,661
Extended term payable	14,008	6,920
Deferred revenue	4,832	6,251
Accrued expenses and other	9,645	10,175
Current maturities of long-term obligations	1,636	1,407
Total current liabilities	35,073	29,414

Long-term liabilities:
Debt obligations, net of current maturities	135,519	118,828
Accrued income taxes	142	154
Deferred revenue	1,045	1,131
Financial derivative instruments	2,764	2,469
Accrued employee benefits and deferred compensation	19,968	18,166
Deferred income taxes	30,281	30,627
Total long-term liabilities	189,719	171,375

Total liabilities	224,792	200,789

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,527,537 in 2012 and 13,396,176 in 2011	1,353	1,340
Additional paid-in capital	16,661	15,683
Retained earnings	30,424	30,309
Accumulated other comprehensive (loss)	(4,480)	(4,135)
Total shareholders' equity	43,958	43,197

Total liabilities and shareholders' equity	$268,750	$243,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
(Dollars in thousands)	2012	2011
		(Restated)
OPERATING ACTIVITIES:
Net income	$5,773	$6,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,795	17,155
Accrued patronage refunds	(527)	(389)
Stock based compensation	555	725
Loss on financial derivative instruments	295	1,629
Other	1,410	743
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(2,130)	(9,988)
Prepaid expenses	(810)	(480)
Inventories	2,116	(719)
Accounts payable and accrued expenses	(771)	2,625
Deferred revenue, billings and deposits	(1,511)	774
Income taxes	(643)	6,498
Other	1,745	(602)
Net cash provided by operating activities	25,297	24,798

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(21,761)	(14,798)
Broadband stimulus grant received	2,941	666
Acquisition of IdeaOne Telecom	(28,180)	-
Proceeds from sale of assets	1	120
Net cash (used in) investing activities	(46,999)	(14,012)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	41,370	46,438
Payments on extended term payable arrangement	(34,281)	(42,061)
Borrowings on credit facility	22,000	147,700
Payments on credit facility and capital lease obligations	(5,170)	(146,117)
Proceeds from issuance of common stock	435	467
Change in cash overdraft	-	(238)
Stock repurchase	-	(325)
Dividends paid	(5,658)	(5,407)
Net cash provided by financing activities	18,696	457

Net increase (decrease) in cash and cash equivalents	(3,006)	11,243
Cash and cash equivalents at beginning of the period	13,057	73
Cash and cash equivalents at the end of the period	$10,051	$11,316

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,453	$3,273
Net cash paid (received) for income taxes	$4,568	$(2,464)
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$90	$64
Change in other comprehensive (loss) from post-retirement benefits	$(345)	$195

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
September 30, 2012

Item 1.   Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of HickoryTech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes thereto contained in our Amendment No. 1 on Form 10-K/A for year ended December 31, 2011.

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

Note 2.   Restatement

We are restating our previously reported financial information for the quarter and year-to-date periods ended September 30, 2011 to change our accounting for interest rate swap agreements under ASC 815, “Derivatives and Hedging.”

ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. We applied the method of cash flow hedge accounting under ASC 815 to account for the interest rate swap agreements that allowed us to record changes in the instruments’ fair value in other comprehensive income (the “cash flow” method). We recently concluded that the interest rate swap agreements did not qualify for the cash flow method because the documentation was not in place at the inception of the hedge as well as on an ongoing basis. This change reverses the fair value adjustments that were made in other comprehensive income to be recognized in earnings.

Although the swaps do not qualify for the cash flow method under ASC 815, there is no effect on cash flows from operating, investing, or financing activities for these changes. The change in the accounting treatment has not impacted the economics of the interest rate swap agreements.

The following table details the impact of the restatement on the Company’s Statement of Operations and Balance Sheets for the periods ended September 30, 2011.

(Dollars in thousands, except share data)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Statement of Operations Data:	As Reported	Restatement	Restated	As Reported	Restatement	Restated
Operating income	$6,342	$-	$6,342	$16,010	$-	$16,010
Other income and expense:
Interest and other income	26	-	26	50	-	50
Interest expense	(1,487)	(1,393)	(2,880)	(3,570)	(1,629)	(5,199)
Total other (expense)	(1,461)	(1,393)	(2,854)	(3,520)	(1,629)	(5,149)

Income before income taxes	4,881	(1,393)	3,488	12,490	(1,629)	10,861
Income tax provision	1,910	(555)	1,355	4,683	(649)	4,034
Net income	$2,971	$(838)	$2,133	$7,807	$(980)	$6,827
Other comprehensive income, net of taxes	$(774)	$838	$64	$(785)	$980	$195
Total comprehensive income	$2,197	$-	$2,197	$7,022	$-	$7,022
Basic earnings per share	$0.22	$(0.06)	$0.16	$0.58	$(0.07)	$0.51
Diluted earnings per share	$0.22	$(0.06)	$0.16	$0.58	$(0.07)	$0.51

	As of December 31, 2011
Balance Sheet Data:	As Reported	Restatement	Restated
Shareholders' equity:
Common stock	$1,340	$-	$1,340
Additional paid-in capital	15,683	-	15,683
Retained earnings	31,797	(1,488)	30,309
Accumulated other comprehensive income (loss)	(5,623)	1,488	(4,135)
Total shareholders' equity	$43,197	$-	$43,197

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
(Dollars in thousands, except share and earnings per share amounts)		(Restated)		(Restated)
Net Income	$1,741	$2,133	$5,773	$6,827

Weighted average shares outstanding	13,511,009	13,394,225	13,483,358	13,363,874
Stock options (dilutive only)	15,316	13,310	14,628	11,272
Stock subscribed (ESPP)	550	1,879	282	1,115
Total dilutive shares outstanding	13,526,875	13,409,414	13,498,268	13,376,261

Earnings per share:
Basic and Diluted	$0.13	$0.16	$0.43	$0.51

Dividends per share	$0.14	$0.135	$0.42	$0.405

Options to purchase 78,900 and 179,250 shares for the three months ended September 30, 2012 and 2011, respectively and 78,900 and 195,250 shares for the nine months ended September 30, 2012 and 2011, respectively were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first three quarters of 2012 and 2011, respectively, are as follows:

Shares outstanding on record date	2012	2011
First quarter (February 15)	13,409,941	13,311,817
Second quarter (May 15)	13,479,677	13,358,971
Third quarter (August 15)	13,494,599	13,383,012

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.14 and $0.135 per share in the third quarter of 2012 and 2011, respectively. During the first nine months of 2012 and 2011, shareholders have elected to reinvest $223,000 and $204,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

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

The amount of IdeaOne revenue and net income included in our Consolidated Statements of Operations for the nine months ended September 30, 2012, and the following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2012 and 2011, have been prepared as if the acquisition of IdeaOne had occurred at January 1, 2011:

(unaudited)			Diluted Earnings
(Dollars in thousands)	Revenue	Net Income	Per Share
Actual from March 1, 2012 to September 30, 2012	$7,441	$500	$0.04
Supplemental pro forma for the nine months ended September 30, 2012	$138,731	$5,860	$0.43
Supplemental pro forma for the nine months ended September 30, 2011	$132,876	$7,074	$0.53

The proforma results are presented for illustrative purposes and are not intended to be indicative of the results that would have actually been obtained if the merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of future results that may be obtained.

Note 5.  Goodwill and Other Intangible Assets

The carrying value of our goodwill and intangible assets increased during the first quarter of 2012 due to our acquisition of IdeaOne Telecom which closed on March 1, 2012. Goodwill was $29,028,000 as of September 30, 2012 compared to $27,303,000 at December 31, 2011. We have goodwill in all three of our operating units: Fiber and Data Segment goodwill resulted from our acquisition of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill also resulted from our acquisition of Enventis Telecom and Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Fiber and Data	$5,384	$3,659
Equipment	$596	$596
Telecom	$23,048	$23,048

The components of intangible assets are as follows:

		As of September 30, 2012		As of December 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customer relationships	1 - 8 years	$8,499	$5,192	$5,299	$4,746
Other intangibles	1 - 5 years	2,930	1,203	2,830	1,069
Total		$11,429	$6,395	$8,129	$5,815

Amortization expense related to the definite-lived intangible assets was $580,000 and $265,000 for the nine months ended September 30, 2012 and 2011, respectively. Total estimated amortization expense for the remaining three months of 2012 and the five years subsequent to 2012 is as follows: 2012 (October 1 – December 31) – $223,000; 2013 - $893,000; 2014 - $762,000; 2015 - $629,000; 2016 - $567,000; 2017 - $554,000.

Note 6.   Fair Value of Financial Instruments

The fair value of cash and cash equivalents, net accounts receivables and payables, other short-term monetary assets and liabilities was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

The fair value estimate for our long-term debt is based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. Our interest rate swaps are recognized at fair value under the long-term liabilities on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

The fair value and carrying value of our long-term debt, after deducting current maturities and our interest rate swaps are as follows at September 30, 2012 and December 31, 2011:

		September 30, 2012		December 31, 2011
(Dollars in thousands)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2	$135,519	$138,816	$118,828	$122,886
Interest rate swaps	2	$2,764	$2,764	$2,469	$2,469

Note 7.   Debt and Other Obligations

Our long-term obligations as of September 30, 2012 were $135,519,000, excluding current maturities of $1,420,000 on debt and $216,000 on current maturities of capital leases. Long-term obligations as of December 31, 2011 were $118,828,000 excluding current maturities of $1,200,000 on debt and $207,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,965,000 available to borrow as of September 30, 2012; $35,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component. On March 1, 2012 we borrowed an additional $22,000,000 of incremental term loan debt under our existing credit facility to fund our acquisition of IdeaOne Telecom.

The term loans are structured in a Term Loan B facility. The outstanding principal balance of (the initial) Term Loan is $116,800,000 as of September 30, 2012 and requires us to make quarterly principal payments of $300,000. The outstanding principal balance of the Incremental Term is $19,890,000 as of September 30, 2012 and requires us to make quarterly principal payments of $55,000. There was no outstanding principal balance under the revolving credit component as of September 30, 2012 and the revolving credit component does not require quarterly principal payments. Any remaining amounts outstanding on the revolving credit component and Term Loans will be due at maturity on December 31, 2016.

The term loan component has a provision whereby we periodically receive patronage capital refunds. Patronage refunds are recorded as an offset to interest expense and amounted to $527,000 in the first nine months of 2012 compared to $389,000 in the first nine months of 2011.

At September 30, 2012 we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases. The banks in our credit facility syndicate provided a waiver of our specific breaches in representations provided to them regarding GAAP related to the financial information restatement. For additional information refer to the November 6, 2012 8-K SEC filing.

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

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans outstanding balance for a period ending August 2013 to manage our exposure to interest rate fluctuations. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest debt. Additional information on our interest-rate swap agreements can be found under Note 8 “Financial Derivative Instruments.”

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

The fair value of our derivatives at September 30, 2012 and December 31, 2011 are recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at September 30, 2012 and December 31, 2011 is a net liability of $2,764,000 and $2,469,000, respectively. The change in the fair value of financial derivative instruments is recognized in earnings in that period. The table below illustrates the effect of derivative instruments on consolidated operations for the periods ended September 30, 2012 and 2011, respectively.

(Dollars in thousands)		Increase/(Decrease) in Interest Expense		Increase/(Decrease) in Interest Expense
		Three Months Ended September 30		Nine Months Ended September 30
Derivative Instruments Hedging Relationships	Location of Financial Impact of Derivatives into Income	2012	2011	2012	2011
			(Restated)		(Restated)
Interest Rate Contracts	Interest Expense	$131	$1,393	$295	$1,629

Note 9.   Extended Term Payable

Enterprise Integration Services, Inc., a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the assets of our Equipment Segment and a guaranty of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services would require HickoryTech to perform under the guaranty. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $14,008,000 and $6,920,000 at September 30, 2012 and December 31, 2011, respectively. The balance fluctuates quarter to quarter based on timing of customer orders. These balances are classified as current liabilities in the accompanying Balance Sheets and are excluded from our debt financing per our senior credit agreement.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$150	$127	$450	$381
Interest cost	188	200	564	600
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	15	15	45	45
Amortization of prior service cost	(19)	(14)	(57)	(42)
Recognized net actuarial loss	135	107	405	321
Net periodic benefit cost	$469	$435	$1,407	$1,305

Employer's contributions for current premiums:				September 30, 2012
Contributions made for the nine months ended September 30, 2012				$258
Expected contributions for remainder of 2012				110
Total estimated employer contributions for fiscal year 2012				$368

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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Fiber and Data	$1,686	$950
Equipment	$3,920	$6,631
Telecom	$1,688	$1,716

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

 Note 13.  Income Taxes

The effective income tax rate from operations for the third quarter of 2012 and 2011 was 40.7% and 38.9%. In 2011, the effective tax rate was impacted by the release of income tax reserves and associated interest. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of September 30, 2012, we had unrecognized tax benefits totaling $137,000 excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $119,000. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $9,000, including interest, during the next 12 months as a result of expirations of the statute of limitations.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2008 except to the extent of losses utilized in subsequent years.

Note 14.  Stock Compensation

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 and Amendment No. 1 on Form 10-K/A for a complete description of all stock-based compensation plans.

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans when management concludes it is probable the participant will earn the award. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of fair market value on one specified date. Stock-based compensation expense was $555,000 and $725,000, respectively, in the nine months ended September 30, 2012 and 2011. This includes compensation expense for share-based payment awards granted prior to, but not vested as of September 30, 2012.

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

A summary of stock option activity is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2012	247,650	$11.28
Granted	-	-
Exercised	(1,500)	10.22
Forfeited	(4,050)	10.88
Expired	(83,000)	13.95
Outstanding at September 30, 2012	159,100	$9.90
Exercisable at September 30, 2012	152,433	$9.94

The following table provides certain information with respect to stock options outstanding at September 30, 2012:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	3.92
$8.00 - $12.00	144,100	10.21	1.76
	159,100	$9.90	1.96

Aggregate intrinsic value:		$161,000

The following table provides certain information with respect to stock options exercisable at September 30, 2012:

		Weighted	Weighted
Range of	Stock Options	Average	Average Remaining
Exercise Prices	Exercisable	Exercise Price	Contractual Life
$6.00 - $8.00	15,000	$6.95	3.92
$8.00 - $12.00	137,433	10.27	1.43
	152,433	$9.94	1.67

Aggregate intrinsic value:		$151,000

Note 15.  Quarterly Segment Financial Summary

Our operations are conducted in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and commercial business customers with data and voice communications services supported by our extensive statewide fiber network and community access rings. With our communication expertise, we are able to provide standard and customized network solutions which can be extended beyond our network to provide end-to-end national connectivity. The Fiber and Data Segment also includes revenue from our SingleLink unified communication services and voice, data and Internet services sold to commercial business customers in several metropolitan markets.

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

Segment information for the three and nine months ended September 30, 2012 and 2011 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended September 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$15,528	$15,001	$15,284	$-	$45,813
Intersegment revenue	215	-	465	(680)	-
Total operating revenue	15,743	15,001	15,749	(680)	45,813

Depreciation and amortization	2,638	71	4,146	14	6,869
Operating income (loss)	2,445	890	1,377	(155)	4,557
Interest expense	2	-	9	1,614	1,625
Income tax provision (benefit)	990	360	554	(710)	1,194
Net Income (loss)	1,454	529	816	(1,058)	1,741
Total assets	109,869	21,213	120,056	17,613	268,750
Property, plant and equipment, net	88,157	1,347	87,237	62	176,803
Additions to property, plant and equipment	6,390	(15)	2,979	-	9,354

				Corporate and
Three Months Ended September 30, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$11,368	$16,416	$17,460	$-	$45,244
Intersegment revenue	219	-	404	(623)	-
Total operating revenue	11,587	16,416	17,864	(623)	45,244

Depreciation and amortization	1,597	74	4,101	22	5,794
Operating income (loss)	1,926	1,250	3,000	166	6,342
Interest expense	-	-	13	2,867	2,880
Income tax provision (benefit)	780	506	1,216	(1,147)	1,355
Net Income (loss)	1,146	744	1,787	(1,544)	2,133
Total assets	73,858	27,083	127,163	18,822	246,926
Property, plant and equipment, net	57,128	1,332	93,896	82	152,438
Additions to property, plant and equipment	2,988	213	2,440	-	5,641

(Dollars in thousands)				Corporate and
Nine Months Ended September 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$43,924	$45,286	$47,404	$-	$136,614
Intersegment revenue	601	-	1,319	(1,920)	-
Total operating revenue	44,525	45,286	48,723	(1,920)	136,614

Depreciation and amortization	7,155	213	12,364	63	19,795
Operating income (loss)	7,074	2,109	5,557	(444)	14,296
Interest expense	2	-	31	4,602	4,635
Income tax provision (benefit)	2,865	854	2,246	(2,040)	3,925
Net Income (loss)	4,208	1,254	3,301	(2,990)	5,773
Total assets	109,869	21,213	120,056	17,613	268,750
Property, plant and equipment, net	88,157	1,347	87,237	62	176,803
Additions to property, plant and equipment	11,958	175	6,777	-	18,910

				Corporate and
Nine Months Ended September 30, 2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
				(Restated)	(Restated)
Revenue from unaffiliated customers	$33,296	$38,586	$52,092	$-	$123,974
Intersegment revenue	566	-	1,220	(1,786)	-
Total operating revenue	33,862	38,586	53,312	(1,786)	123,974

Depreciation and amortization	4,739	213	12,137	66	17,155
Operating income (loss)	5,333	2,454	8,600	(377)	16,010
Interest expense	-	1	46	5,152	5,199
Income tax provision (benefit)	2,161	995	3,473	(2,595)	4,034
Net Income (loss)	3,173	1,458	5,102	(2,906)	6,827
Total assets	73,858	27,083	127,163	18,822	246,926
Property, plant and equipment, net	57,128	1,332	93,896	82	152,438
Additions to property, plant and equipment	7,211	306	6,615	-	14,132

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

	Project Activity
(Dollars in thousands)	YTD September 30, 2012	YTD December 31, 2011	Project Total
Capital Expenditures Incurred	$5,521	$12,664	$18,185
NTIA Reimbursements Received	$2,941	$6,945	$9,886

We anticipate the completion of this project by August 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference.

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

Results of Operations

We conduct our operations in three business segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our three business segments can be found in Note 15 to the Notes to the Consolidated Financial Statements.

Executive Summary

Third quarter 2012 revenue of $45.8 million represents an increase of 1% compared to the same period in 2011. Revenue increased by $4.2 million or 36% in our Fiber and Data Segment driven both by organic growth and the addition of IdeaOne. This growth was largely offset by a decline of $1.4 million or 9% from customer contracts and project completion within our Equipment Segment combined with a decline of $2.1 million or 12% of revenue in the Telecom Segment. On a year-to-date basis revenue has grown by 10% led by a 31% increase in our Fiber and Data Segment services revenue and a 24% increase in equipment revenue. Telecom services revenue has declined 9% year-to-date, a sharper decline than we have experienced in recent years due primarily to the impacts of FCC order 11-161, whose effects we felt on both a broad scale in its reform of intercarrier compensation and in a more direct way through the modification of a specific customer agreement. Telecom revenue has also been adversely impacted by the industry-wide trend of declining legacy telecommunication services.

Fiber and Data Segment revenue of $15.7M reflects growth of $4.2M or 36% in the third quarter of 2012 compared to 2011. We completed our acquisition of IdeaOne Telecom, a Fargo-based fiber and data service provider in March of 2012. IdeaOne contributed $3.3M or 78% of the revenue growth realized during the third quarter utilizing the deep metro-fiber network in Fargo, which also connects to our regional fiber network. In 2013, completion of our northern Minnesota broadband route, will add even more diversity between our networks and is expected to provide additional growth opportunities for our customers and continue sales momentum in wholesale transport and fiber-based special access services.

Equipment Segment revenue while recording a decline of $1.4M or 9% in revenue in the third quarter of 2012 compared to 2011 has realized revenue growth of $6.7M or 17% increase year-over-year. Driving this growth is sales of equipment, which has increased $7.5M in year-to-date 2012 compared to 2011 providing customers with solutions that fully integrate their information technology networks and provide cloud-based technology infrastructure components.

Telecom Segment revenue declined $2,115,000 or 12% in the third quarter of 2012 as compared to 2011 with the largest declines realized in revenue from network access, local service and bill processing. The network access decline of $835,000 or 15% in the third quarter and a portion of the local service decline of $410,000 or 12% have been impacted by the unique effects of the Federal Communication Commission’s (“FCC”) revision of Intercarrier Compensation and Federal Universal Service Support rules that significantly impact network access and reciprocal compensation revenue and required a modification of a contract with an external communications provider who aggregated high volume traffic on our network. Competition continues to intensify and has caused price compression in our Telecom markets. In response we began offering our customers new service combination bundles in July 2012, discounting rates for existing customers in an attempt to reduce churn and attract new customers.

Total costs and expenses increased 6% in the third quarter of 2012 as compared to 2011 due to continued investment in growing our Fiber and Data Segment offset by lower sales volumes in our Equipment Segment. Expenses include a full quarter of IdeaOne Telecom operations, which is incorporated into the Fiber and Data Segment. Depreciation and amortization increased $1.1 million in the third quarter of 2012 compared to 2011 and is directly related to our newly acquired IdeaOne plant and intangible assets. Interest expense decreased $1,255,000 in the third quarter of 2012 primarily due to the change in fair value on our interest rate swap agreements. Without the accounting for fair value changes on our interest rate swap agreements which increased interest expense by $131,000 in the third quarter of 2012 and $1,393,000 in the third quarter of 2011, interest expense would have shown an increase of $7,000 in the third quarter of 2012 compared to the third quarter of 2011. The third quarter of 2011 was impacted by an adjustment to record amortization expense of debt fees related to our previous credit facility which increased interest expense by $310,000.

Fiber and Data Segment
The following table provides a breakdown of the Fiber and Data Segment operating results.

Fiber and Data

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2012	2011	Change	2012	2011	Change
Operating revenue before intersegment eliminations:
Services	15,528	11,368	37%	43,924	33,296	32%
Intersegment	215	219	-2%	601	566	6%
Total operating revenue	$15,743	$11,587	36%	$44,525	$33,862	31%

Cost of services (excluding depreciation and amortization)	7,735	5,834	33%	21,819	17,335	26%
Selling, general and administrative expenses	2,925	2,230	31%	8,477	6,455	31%
Depreciation and amortization	2,638	1,597	65%	7,155	4,739	51%
Total costs and expenses	13,298	9,661	38%	37,451	28,529	31%

Operating income	$2,445	$1,926	27%	$7,074	$5,333	33%
Net income	$1,454	$1,146	27%	$4,208	$3,173	33%

Capital expenditures	$6,390	$2,988	114%	$11,958	$7,211	66%

Revenue

Fiber and Data. We serve wholesale, enterprise, and commercial business customers with high-speed communications products delivered through our extensive regional fiber network and community access rings supported by a 24x7x365 network operations center. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers, and wireless carriers, building a solid monthly recurring revenue base.

Fiber and Data services revenue increased $4,156,000 or 36% in the third quarter and grew by $10,663,000 or 31% in the year-to-date period as compared to the same periods in 2011. Organic growth in the third quarter and year-to-date period was $901,000 or 8% and $3,222,000 or 10%. IdeaOne contributed $3,255,000 and $7,441,000 to revenue in the third quarter and year-to-date periods of 2012, respectively. We continue to experience demand for our wholesale private line services and growth in our fiber-based special access services, including backhaul sales to wireless carriers. We are also focused on our commercial customer segment expanding our business product offerings to include a wide range of services including:  data, internet, voice and VoIP, hosted services and equipment solutions. Our IdeaOne acquisition advances our strategy of growing our commercial and Enterprise business and broadband services, as approximately 85% of IdeaOne revenue comes from business services

Throughout 2012, we have continued to expand our network. Our acquisition of IdeaOne was completed on March 1, 2012 adding 225 fiber route miles to our regional network and extending to 650 on-net fiber-lit buildings within the Fargo market. A 185 mile route from Minneapolis/St. Paul to Duluth/Superior was completed in the third quarter of 2012 as part of our Greater Minnesota Broadband Collaborative Project, while the western route continues to be built and will be completed by August 2013.

Total Cost and Expenses

IdeaOne Telecom’s operating results are reflected in our financial results of this segment beginning on March 1, 2012. The primary drivers of expense variances are noted below with the balance of the increases resulting from costs supporting IdeaOne operations, which is reported within the Fiber and Data Segment.

Cost of Services (excluding Depreciation and Amortization)

Fiber and Data Segment cost of services increased by $1,901,000 or 33% and $4,484,000 or 26% in the third quarter and year-to-date periods as compared to the same periods in 2011. The organic growth in cost of services excluding IdeaOne’s operations was 9% for the quarter and 8% year-to-date, commensurate with the organic revenue growth cited above.

Aside from IdeaOne, the primary drivers of the increase in cost of services were: (1) an increase in volume-driven circuit costs of $131,000 for the quarter and $452,000 in the year-to-date period supporting increased revenue, (2) an increase of $139,000 for the quarter and $491,000 in the year-to-date period in wages and benefits supporting growth, and (3) an increase of $61,000 for the quarter and $144,000 in maintenance contract expense associated with the expansion of our network..

Selling, General and Administrative Expenses

Fiber and Data Segment selling, general and administrative expenses increased $695,000 in the third quarter and $2,022,000 year-to-date equating to a 31% increase in both periods of 2012 as compared to the same periods in 2011. The organic growth in selling, general and administrative expenses excluding IdeaOne’s operations was 8% for the quarter and 12% year-to-date. Aside from IdeaOne, the primary drivers of the higher cost was a $139,000 quarterly and $416,000 year-to-date increase in corporate overhead costs along with a year-to-date increase of $146,000 in commissions expense driven by sales and a $129,000 year-to-date increase in wages and benefits.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased by $1,041,000 or 65% in the third quarter and $2,416,000 or 51% in year-to-date 2012 as compared to the same periods in 2011. This increase was primarily due to our IdeaOne Telecom acquisition which added $852,000 and $1,971,000 of depreciation and amortization to the third quarter and year-to-date 2012 periods. The balance of the increase in depreciation is driven by continued investments made to expand and enhance our fiber and broadband network. Amortization expense remained constant except for the addition of IdeaOne Telecom intangible assets.

Equipment Segment
The following table provides a breakdown of the Equipment Segment operating results.

Equipment

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2012	2011	Change	2012	2011	Change
Operating revenue before intersegment eliminations:
Equipment	$12,915	$14,269	-9%	$38,954	$31,499	24%
Services	2,086	2,147	-3%	6,332	7,087	-11%
Total operating revenue	$15,001	$16,416	-9%	$45,286	$38,586	17%

Cost of sales (excluding depreciation and amortization)	10,906	12,223	-11%	33,664	27,146	24%
Cost of services (excluding depreciation and amortization)	1,802	1,634	10%	5,141	5,008	3%
Selling, general and administrative expenses	1,332	1,235	8%	4,159	3,765	10%
Depreciation and amortization	71	74	-4%	213	213	0%
Total costs and expenses	14,111	15,166	-7%	43,177	36,132	19%

Operating income	$890	$1,250	-29%	$2,109	$2,454	-14%
Net income	$529	$744	-29%	$1,254	$1,458	-14%

Capital expenditures	$(15)	$213	-107%	$175	$306	-43%

Revenue

Equipment. We are a Master Unified Communications and Gold Certified Cisco partner providing equipment solutions and support for a broad spectrum of business clients. Our equipment solutions team plans, designs and implements networks that utilize emerging technological advancements including TelePresence Video, Unified Communications, and data center solutions. Equipment sales are non-recurring in nature, making this revenue dependent upon new sales to existing and new customers, which makes it susceptible to fluctuations on a quarter-to-quarter basis based on customer spend, contracts and project completion.

Revenue from equipment sales decreased $1,354,000 or 9% in the third quarter of 2012 as compared to the same period in 2011; however year-to-date results provided overall growth of 24% as compared to the same period in 2011. The year-to-date increase is driven by the strong sales of advanced unified communication and data center equipment we experienced in the first quarter of 2012, exceeding $15,000,000 in revenue for that quarter. We continue to have success in selling advanced unified computing system products, data center equipment and Vblock technology, which includes complete infrastructure packages combing networking, computing, storage, security and management technologies.

Equipment Services. Services include network assessments, planning, design, implementation and training. Maintenance contracts (“Smartnet” contracts) are offered in conjunction with hardware solutions and are also classified as services revenue.  Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure. We also offer security solutions, combining leading network security products with our experience and expertise in integrated communications systems.

Equipment services revenue declined $61,000 or 3% and $755,000 or 11% in the third quarter and year-to-date periods of 2012 as compared to 2011. The main contributor to the decline was lower maintenance revenue of $313,000 or 31% in the third quarter and $859,000 or 27% year-to-date driven by the timing and number of large Smartnet maintenance renewals. Contract services revenue, which includes design, configuration, and installation of voice and data equipment, increased by $330,000 or 43% in the third quarter and declined slightly – by $12,000 or .5% year-to-date. This revenue is tied to large equipment installations and is also a product of timing.

Cost of Sales

Cost of sales is composed of equipment material costs and is directly related to equipment sales. Equipment sales volume drove an 11% decline in the third quarter and a 24% year-to-date increase in cost of sales compared to the same periods in 2011. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $168,000 or 10% and $133,000 or 3% in the third quarter and year-to-date periods of 2012 as compared to the same periods in 2011. The increase is driven by a $214,000 quarterly and $413,000 year-to-date increase in wages and benefits. This increase was partially offset by declines of $39,000 quarterly and $158,000 year-to-date in contract labor and a $37,000 quarterly and $75,000 year-to-date decline in postage and freight.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $97,000 or 8% and $394,000 or 10% in the third quarter and year-to-date periods of 2012 compared to 2011. The increase is driven by growth in corporate overhead costs of $103,000 quarterly and $308,000 year-to-date.

Depreciation and Amortization

Depreciation expense decreased $3,000 or 4% in the third quarter and remained constant in the year-to-date period of 2012 as compared to the same periods in 2011.

Telecom Segment
The following table provides a breakdown of the Telecom Segment operating results.

Telecom

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in thousands)	2012	2011	Change	2012	2011	Change
Operating revenue before intersegment eliminations:
Local Service	$3,124	$3,534	-12%	$9,901	$10,822	-9%
Network Access	4,677	5,512	-15%	14,329	17,088	-16%
Broadband	4,861	5,101	-5%	14,840	15,245	-3%
Directory	764	845	-10%	2,316	2,563	-10%
Long Distance	611	717	-15%	1,895	2,173	-13%
Bill Processing	950	1,330	-29%	3,190	2,917	9%
Intersegment	465	404	15%	1,319	1,220	8%
Other	297	421	-29%	933	1,284	-27%
Total Telecom operating revenue	$15,749	$17,864	-12%	$48,723	$53,312	-9%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$15,284	$17,460		$47,404	$52,092
Intersegment	465	404		1,319	1,220
	15,749	17,864		48,723	53,312

Cost of services (excluding depreciation and amortization)	7,447	7,844	-5%	22,373	23,540	-5%
Selling, general and administrative expenses	2,779	2,919	-5%	8,429	9,035	-7%
Depreciation and amortization	4,146	4,101	1%	12,364	12,137	2%
Total Telecom costs and expenses	14,372	14,864	-3%	43,166	44,712	-3%

Operating Income	$1,377	$3,000	-54%	$5,557	$8,600	-35%

Net income	$816	$1,787	-54%	$3,301	$5,102	-35%

Capital expenditures	$2,979	$2,440	22%	$6,777	$6,615	2%

Key metrics
Business access lines	20,546	23,378	-12%
Residential access lines	22,715	25,329	-10%
Total access lines	43,261	48,707	-11%
Long distance customers	30,662	32,730	-6%
Digital Subscriber Line customers	19,751	19,749	0%
Digital TV customers	10,341	10,503	-2%

Total Telecom Revenue.  Telecom services revenue has declined 9% year-to-date, a sharper decline than we experienced in recent years due primarily to the impacts of FCC order 11-161, whose effects we felt on both a broad scale in its reform of intercarrier compensation and in a more direct way through the modification of a specific customer agreement. Telecom revenue has also been adversely impacted by the industry-wide trend of declining legacy telecommunication services. We expect continued but more modest declines in telecom revenue as new access reform measures are more fully implemented and their effects stabilize.

Local Service. We receive monthly recurring revenue from customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local service revenue declined $410,000 or 12% in the third quarter of 2012, extending the year-to-date decline to $921,000 or 9%. We have experienced residential line loss at a rate between 10%-11% over the past three years while experiencing business customer line losses of 3%-4%.  Business customer line loss increased to 12% in 2012, driven by the impact of traffic stimulation provisions in FCC order 11-161 which required modification of a contract with an external communications provider, resulting in removing the majority of that customer’s lines in early 2012.  Business customers are also migrating toward alternative communication services including wireless, voice services provided by cable TV companies and VoIP services which are offered by our Fiber and Data Segment.

Local service revenue continues to be affected by ongoing changes within the regulatory environment, intense competition and ever-changing technological advances providing alternative communication options for our customers. In July 2012, we launched new service bundles which we believe to be highly competitive in the markets we serve in an effort to attract new customers and retain current customers.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users, and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined $835,000 or 15% in third quarter and $2,759,000 or 16% year-to-date in 2012 as compared to the same periods in 2011. The decline is driven by multiple factors, including: the decrease in access lines as a result of intense competition from wireless carriers and cable TV providers causing lower minutes of use; changes in the regulatory environment; and carriers optimizing their own networks which lowers the demand of special access circuits. The 11% decline in access lines is the underlying driver of the decrease in both periods and was negatively impacted by the January 2012 modification of a contract with an external communications provider as a result of traffic stimulation provisions in FCC order 11-161. Traffic sensitive revenue, including minutes-of-use and tandem functions, accounted for $767,000 and $1,852,000 of the third quarter and year-to-date declines, respectively.

FCC order 11-161 contains comprehensive rules reforming all forms of intercarrier compensation and implements a new support mechanism for the deployment of broadband services. Generally, the intercarrier compensation reform outlines a path toward a “bill & keep” method where there is no compensation for termination of traffic received from another carrier. The transition to this method includes numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. August 2012 marked the first month that support from the Connect America Fund (“CAF”) was received, which is a mechanism to recover some of the carriers’ lost revenue due to the reform.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue declined $106,000 or 15% and $278,000 or 13% in the third quarter and year-to-date periods of 2012 as compared to the same periods in 2011. The customer loss rate of 6% in the third quarter is consistent with the loss rates experienced the past couple of years. The increasing number of customers choosing unlimited long distant calling plans and reduced rates-per-minute charged to customers as a result of aggressive competition is driving the decrease in long distance revenue.

Broadband. We receive monthly recurring revenue for a variety of residential and business broadband data network services. Broadband services include: DSL, Internet, digital TV, and business Ethernet and other data services.

Broadband revenue declined $240,000 or 5% in the third quarter of 2012 and $405,000 or 3% year-to-date compared to the same periods in 2011. Intense competition in the markets we serve has resulted in a loss of 2% of our DTV customer base and no change in our DSL subscriber base year-to-date. Competitors are offering competing or alternative services forcing price compression on the products and services we offer. As previously mentioned, in July 2012 we launched new service bundles emphasizing our customer’s desire for broadband services. These bundles have been well received in our marketplace to date. We will realize lower residential customer revenue due to customer savings on bundled services; however, we are optimistic that our new bundles will reduce churn and attract new customers.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories, which are distributed in south central Minnesota and northwest Iowa.

Directory revenue declined $81,000 and $247,000 in the third quarter and year-to date periods of 2012 equating to a 10% decrease in both periods compared to the same periods in 2011. The decline is driven by decreased demand for published advertising as businesses move toward online platforms. Declining directory revenue is expected to continue.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue decreased $380,000 or 29% in the third quarter from the same period a year ago but remains $273,000 or 9% higher year-to-date in 2012 as compared to the same periods in 2011. Revenue from this business is often driven by the timing of project completion. Competitive communications providers continue to be interested in SuiteSolution®, our billing and customer management software system. SuiteSolution® provides communications billing, customer management and operations support systems incorporating the latest in database and screen presentation technology. External customer growth has increased demand for contract and support services increasing revenue from this business.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue declined $124,000 or 29% and $351,000 or 27% in the third quarter and year-to-date 2012 as compared to the same periods in 2011. The decline in 2012 is primarily driven by a decrease in wholesale contract services and a decrease in revenue from a joint network arrangement.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) decreased by $397,000 or 5% and $1,167,000 or 5% in the third quarter and year-to-date period of 2012 compared to 2011. The decline is attributable to: (1) a decrease of $194,000 quarterly and $461,000 year-to-date in wage and benefit expense, (2) a decrease of $180,000 quarterly and $639,000 in conference bridge commission related to the loss of a large external communications provider and (3) a decrease of $110,000 quarterly and $215,000 year-to-date in access expense. The declines mentioned above were partially offset by an increase of $119,000 quarterly and $298,000 year-to-date in costs of content related to payments to programming providers for our DTV product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $140,000 or 5% and $606,000 or 7% in the third quarter and year-to-date periods of 2012 compared to 2011. The decline is primarily driven by a decrease in corporate overhead costs of $254,000 quarterly and $763,000 year-to-date and a $147,000 quarterly and $209,000 year-to-date decline in property taxes. The two items mentioned above were partially offset by a $167,000 quarterly and $350,000 increase in wage and benefit expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $45,000 or 1% and $227,000 or 2% in the third quarter and year-to-date periods of 2012 as compared to the same periods in 2011. Continued investment in broadband infrastructure enhancements to our network is primary reason for this increase.

Consolidated Results

Interest Expense

Consolidated interest expense decreased $1,255,000 or 44% and $564,000 or 11% in the third quarter and year-to-date periods in 2012 compared to the same periods in 2011. These declines are driven by the change in our financial derivative instrument fair value which is recognized in interest expense. The change in the fair value drove an increase in interest expense of $131,000 and $295,000 in the third quarter and year-to-date periods of 2012 compared to an increase of $1,393,000 and $1,629,000 in the same periods of 2011. Interest associated primarily with our senior credit facility increased year-over-year driven by higher interest rates associated with our debt refinancing which took place in the third quarter of 2011 and higher debt levels. The outstanding balance of our debt obligations (long-term and current portion) has increased $16,550,000 from $120,605,000 at September 30, 2011 to $137,155,000 as of September 30, 2012. The September 30, 2012 debt balance is $16,920,000 higher than the December 31, 2011 balance of $120,235,000. The higher debt balance is associated with the $22,000,000 incremental debt we borrowed to fund the IdeaOne acquisition. Our effective interest rate for the first nine months of 2012 was approximately 4.2% on an annualized basis compared to a 4.1% 2011 annualized rate.

Income Taxes

Our effective income tax rate for the third quarter of 2012 and 2011 was 40.7% and 38.9%, respectively. The effective tax rate in 2011 was impacted by the releases of income tax reserves and associated interest of $343,000. Without the release of income tax reserves and associated interest the effective tax rate would have been 41.2% in 2011. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (i.e. current assets minus current liabilities) was $16,048,000 as of September 30, 2012 compared to working capital of $23,079,000 as of December 31, 2011. The ratio of current assets to current liabilities was 1.5 as of September 30, 2012 and 1.8 as of December 31, 2011.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders’ equity) was $181,113,000 at September 30, 2012, reflecting 24% equity and 76% debt. This compares to a total capital structure of $163,432,000 at December 31, 2011, reflecting 26% equity and 74% debt. In the communications industry, the capacity for debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.96 times debt to Earnings before Interest, Tax, Depreciation and Amortization, (“EBITDA”) as defined in our credit agreement; well within the acceptable limit for our agreement of 3.5 times debt to EBITDA and well within the limits for our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $14,008,000 and $6,920,000 as of September 30, 2012 and December 31, 2011, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital (see Note 8 to the Notes to the Consolidated Financial Statements).

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes, dividends and debt obligations. We have not changed our equity capitalization and new equity was not a source of liquidity during this period. Cash and cash equivalents at September 30, 2012 of $10,051,000 decreased $3,006,000 compared to $13,057,000 at December 31, 2011. In September 2012 we made a $4,000,000 voluntary debt pay-down and in March 2012 used approximately $6,000,000 to fund the acquisition of IdeaOne Telecom.

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

While it is difficult for us to predict the impact general economic conditions may have on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. We are in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our senior debt agreement will be the sole external source of financing for the foreseeable future.

We feel we can adjust the timing or the number of strategic and growth initiatives according to any limitation we may face or be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

Cash generated from operations represents the amount of cash generated by our daily operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations in the first nine months of 2012 was $25,297,000 an increase of $499,000 compared to the first nine months of 2011. In both years cash generated from operations was primarily attributable to net income plus non-cash expenses including depreciation and amortization. The change in operating assets and liabilities of $112,000 from 2012 to 2011 is primarily driven by change in our receivables balance which is primarily driven by the timing and volume of equipment orders associated with our Equipment Segment. Offsetting this is lower routine income tax refunds received in 2012 compared to 2011.

Cash used for investing activities was $46,999,000 up $32,987,000 compared to year-to-date period of 2011.  Approximately 85% of the increase is driven by our acquisition of IdeaOne Telecom for an adjusted purchase price of $28,180,000 which was funded partially with cash reserves and the remainder with additional term loan debt. Capital expenditures increased 33% when comparing 2012 to 2011 after netting out the $2,941,000 and $666,000 we received from the National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant.

Capital spending continues to be our primary recurring investing activity and allows us to expand and enhance our network, remain competitive and enhance and expand our service offerings. We continue to focus on strategic investments in success-based and network expansion projects, such as builds to customer premises, fiber connections to cellular towers and expansion in key strategic locations, along with required spend to maintain our network. Investment in business services will continue to support growth and customer demand in backhaul transport services optimizing long-term revenue opportunities. We expect our 2012 capital spending to range between $27,000,000 and $31,000,000 with approximately $8,000,000 to $12,000,000 in the fourth quarter of 2012 (net of government grant).

In 2012, construction continues on our Greater Minnesota Broadband Collaborative project which is being funded in part by the NTIA BTOP grant. The project will extend our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations with a high-capacity broadband network. As of September 30, 2012 approximately 75% of the route has been completed and project costs expended. The project is required to be complete by August 2013.

Financing activities primarily consist of borrowings and payments on our credit facility and the payment of dividends to our shareholders. Cash provided by financing activities was $18,696,000 in 2012 compared to $457,000 in 2011. In the first quarter of 2012, to fund the purchase of IdeaOne Telecom, we entered into an Incremental Term credit facility of $22,000,000 as an extension of our senior credit facility. Due to the timing and high volume of equipment orders in the third quarter of 2012 there was a $7,089,000 increase in our extended term payable compared to an increase of $4,377,000 in 2011. In the first nine months of 2012 and 2011, we used $5,658,000 and $5,407,000 in cash to make dividend payments to our shareholders, respectively. At the end of September, our Board of Directors declared a fourth quarter dividend of $.145 per share, representing a 3.5% increase from the previous dividend.  We expect to pay similar dividends in the future; however, this will be dependent upon many factors, such as: operating results, capital requirements, debt compliance and other factors which are taken into account by the Board of Directors.

Our long-term obligations, including current maturities of debt and capital leases as of September 30, 2012 and December 31, 2011 were $137,155,000 and $120,235,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These calculations allow for the inclusion of historical EBITDA results for IdeaOne Telecom, our acquisition which closed on March 1, 2012. The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:		September 30, 2012
(A)	Total debt (including outstanding letters of credit)	$137,190

(B)	EBITDA per our credit agreement
	Three Months Ended 9-30-12	11,429
	Three Months Ended 6-30-12	11,233
	Three Months Ended 3-31-12	11,466
	Three Months Ended 12-31-11	10,069
	IdeaOne Telecom Historical EBITDA (reflects five months)	2,138
	Total EBITDA per our credit agreement	$46,335

Total Leverage Ratio (A)/(B)		2.96

Maximum leverage ratio allowed		3.5

Debt Service Coverage Ratio:		September 30, 2012
(A)	EBITDA per our credit agreement, minus	$46,335
	Income Taxes	(5,172)
		$41,163

(B)	the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	7,298

Debt Service Coverage Ratio (A)/(B)		5.6

Minimum debt service ratio allowed		2.5

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
(Dollars in thousands)		(Restated)		(Restated)
Net Income	$1,741	$2,133	$5,773	$6,827
Add:
Depreciation and Amortization	6,869	5,794	19,795	17,155
Interest expense	1,625	2,880	4,635	5,199
Income taxes	1,194	1,355	3,925	4,034
EBITDA	$11,429	$12,162	$34,128	$33,215

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2012, our interest expense would have increased $65,000.

Item 4.  Controls and Procedures

(a)	BACKGROUND RELATIVE TO RESTATEMENT

We filed a Form 10-K/A for the year ended December 31, 2011 on November 9, 2012 to restate our previously reported financial information to change our accounting for interest rate swap agreements under FASB ASC 815, “Derivatives and Hedging.”  This Form 10-Q also presents the interim period financial information as of and for the three and nine months ended September 30, 2011, as restated.

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

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the implementation of these remedial measures after September 30, 2012, there were no changes in our internal control over financial reporting completed during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, such internal control.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended on Form 10-K/A Amendment No. 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits Listing.

Exhibit Number	Description
10.1	Separation Agreement and General Release between Walter A. Prahl and HickoryTech Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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