Form 10-K
period 2012-12-31
HICKORY TECH CORP
filed 2013-03-07
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
-	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ending December 31, 2012

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-13721

HICKORY TECH CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1524393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 East Hickory Street
Mankato, MN 56002-3248
(Address of principal executive offices)

Registrant's telephone number, including area code: (800) 326-5789

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer, accelerated filer, a non-accelerated filer or smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares of the registrant's common stock, no par value, outstanding as of February 22, 2013 was 13,586,903. The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2012 was $138,257,395 based on the closing sale price of $11.11 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2013 ("Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2012 Annual Report on Form 10-K ("Report") and other documents filed by HickoryTech Corporation under the federal securities laws, including Form 10-Q and Form 8-K and amendments to those reports, and future verbal or written statements by HickoryTech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "targets," "projects," "will," "may," "continues," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause HickoryTech's actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – "Risk Factors" beginning on page 16.

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

PART I

Website Access to Securities and Exchange Commission Reports

Our website at www.hickorytech.com provides information about our products and services, along with general information about HickoryTech and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 can be obtained, free of charge, as soon as reasonably practical after such material is electronically filed, or furnished to the Securities and Exchange Commission. To obtain this information visit our website noted above and click on "Investor Relations," or call (507) 387-3355.

Item 1.	Business

"HickoryTech" or the "Company" refers to HickoryTech Corporation alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words "we," "our," or "us," it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider serving business and residential customers in the upper Midwest. Headquartered in Mankato, Minnesota, HickoryTech has a five-state fiber network spanning 4,100 fiber route miles with facilities-based operations across Minnesota, Iowa, North Dakota, South Dakota and Wisconsin.

Enventis provides business services including: voice, Voice over Internet Protocol ("VoIP"), advanced data services, Multi-Protocol Label Switching ("MPLS") networking, data center, managed hosted services, equipment solutions and IT consulting. HickoryTech delivers broadband, Internet, digital TV, voice and data services to businesses and consumers in its telecom service area of southern Minnesota and northwest Iowa.

We currently operate in three segments: (1) Fiber and Data, (2) Equipment and (3) Telecom. The Company trades on the NASDAQ Stock Exchange, symbol: HTCO.

Our purchase of Enventis Telecom on December 30, 2005 provided the base for what is now our Fiber and Data and Equipment Segments. This portion of our business serves customers of all sizes across a five-state region with advanced data services, Ethernet, transport, Internet, VoIP, unified hosted communications, managed services, equipment, network integration and IT consulting. By leveraging our regional fiber network, we also provide wholesale fiber and data services to regional and national service providers, including interexchange and wireless carriers. Residential customers are not targeted by either the Fiber and Data Segment or Equipment Segment.

Our Telecom Segment provides residential and business services including: high-speed Internet, broadband services, digital TV, long distance and voice services across our legacy telecom markets. Telecom is comprised of the operation of both local telephone companies or incumbent local exchange carriers ("ILEC") and a competitive local exchange carrier ("CLEC") where we own the infrastructure and network in all communities. Our company was founded in 1898 as a single ILEC. In 1985, we formed HickoryTech Corporation as a holding company for our current ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides competitive local service, long distance, high-speed Internet access, Digital Subscriber Line ("DSL") and digital TV services to communities surrounding our ILEC operations. All of our Telecom operations are operated as one integrated unit including the ILEC and CLEC operations.

Our Telecom Segment is the primary user of the services provided by our subsidiary, National Independent Billing, Inc. ("NIBI") dba HickoryTech Information Solutions. NIBI provides a strategic alliance to us with the billing and support services it provides to all our companies. NIBI also sells its services externally to other companies in the communications industry. The goals, objectives and management of the NIBI product line are closely aligned with, and its operating results included with, those of our Telecom Segment.

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2012, 2011 and 2010.

Our operations are conducted through the following nine subsidiaries:

Fiber and Data Segment
·	Enventis Telecom, Inc. (dba Enventis)
·	IdeaOne Telecom, Inc. (dba Enventis)

Equipment Segment
·	Enterprise Integration Services, Inc. ("EIS") (dba Enventis)

Telecom Segment
·	Mankato Citizens Telephone Company ("MCTC"), an ILEC (dba HickoryTech)
·	Mid-Communications, Inc. ("Mid-Com"), an ILEC (dba HickoryTech)
·	Heartland Telecommunications Company of Iowa, Inc. ("Heartland"), an ILEC (dba HickoryTech)
·	Crystal Communications, Inc. ("Crystal"), a CLEC (dba HickoryTech)
·	Cable Network, Inc. ("CNI"), an independent fiber network provider (dba HickoryTech)
·	National Independent Billing, Inc. ("NIBI"), computer processing for communications companies (dba HickoryTech Information Solutions)

We have Minnesota offices located in: Duluth, Edina, Mankato, Minneapolis, Plymouth and Rochester. We also have offices in: Des Moines, Iowa; Rock Valley, Iowa; and Fargo, North Dakota.

Fiber and Data Segment

Through our Fiber and Data Segment, we provide IP-based voice, advanced data services, fiber and network solutions to business customers in the upper Midwest.

Fiber and Data Segment

Product portfolio includes:
·	Fiber, data and internet
·	Voice and VoIP
·	Managed and hosted services
·	Data center services

We own or have long-term leases to approximately 2,950 fiber route miles of fiber optic cable in this segment, which includes 250 miles acquired with the IdeaOne acquisition completed on March 1, 2012 and have extensive metro fiber optic rings that directly connect our network to businesses (e.g. interexchange carriers, wireless carriers, enterprise and commercial retail customers, health care, government and education customers, etc.). Additional local fiber rings connect our network to local telephone central offices and to our Telecom Segment network which has 1,150 fiber route miles. These connections allow us to utilize other communication providers' networks when company owned facilities are not available, effectively extending our reach in order to provide end-to-end solutions to customers. We also service customers through interconnections that are leased from third-party service providers (commonly referred to as "the last mile") or when feasible and profitable, we build the last-mile fiber connection to the building, tower or business customer premise extending our own network.

In August 2009, we acquired Computer Pro Inc., dba CP Telecom, to expand our commercial customer base, develop our business product portfolio and grow our agent sales channel. The operations of CP Telecom have been integrated within our Fiber and Data Segment. CP Telecom is no longer an operating subsidiary nor marketed as a brand or as a stand-alone entity. In 2011, CP Telecom was merged with Enventis Telecom.

On March 1, 2012, we acquired IdeaOne Telecom Group, LLC, a metro fiber network provider in Fargo, North Dakota, for $26,337,000 with routine adjustments for capital expenditures and working capital. In addition, we assumed and paid liabilities of the acquired company using additional cash reserves of $1,843,000 on the closing date of the acquisition. IdeaOne provides data, Internet, colocation, voice and hosting services to business customers primarily in the Fargo area. The acquisition added 250 fiber route miles to HickoryTech's regional network. The fiber network facilities extend to 650 on-net fiber-lit buildings and include multiple 10 GB fiber rings, ethernet capabilities, soft-switching infrastructure and colocation services. The Fargo operations are integrated with our Fiber and Data Segment.

We have authority to operate from the Public Utility Commissions in the majority of states in the U.S. for interexchange carrier (private line or long distance) services and, where necessary, have or are seeking authority in states to provide regulated services to augment our VoIP services. Our services directly compete with other ILECs, CLECs, cable companies and communication providers in the regions we serve.

Equipment Segment

Through our Equipment Segment, we provide network, equipment and consulting solutions to business customers.

Equipment Segment

Product portfolio includes:
·	Equipment hardware
·	IT Services, including Advisory, Implementation and Development
·	Total Care support and monitoring

We have a leading market relationship with Cisco Systems, Inc. and are an accredited Master Level Unified Communications and Gold Certified Cisco Partner. The strategic relationship with Cisco (as the supplier) and EIS (as the distributor) allows us to deploy a wide range of collaboration, data center and network technology solutions. We maintain numerous Cisco specializations and authorizations as well as relationships with EMC, NetApp, VWware and other industry-leading vendors in order to provide integrated communication solutions that best fit our customers' needs.

We provide converged IP services that allow all communications (e.g. voice, video and data) to use the same IP data infrastructure. Equipment solutions include: Advisory, Implementation, Development and Support Services for data center, collaboration, unified communications, security, wireless and networks.

Telecom Segment

The Telecom Segment provides local voice service, long distance, calling features, DSL, Internet, digital TV, data services and a phone book directory to residents and businesses in our legacy telecom markets. As an auxiliary business, the data processing services of NIBI are also included within the Telecom Segment.

Telecom includes three ILECs: MCTC, Mid-Com and Heartland. MCTC and Mid-Com provide telephone services in south central Minnesota, specifically the Mankato, Minnesota region, and 11 rural communities surrounding Mankato. Heartland, our third ILEC, provides telephone services for 11 rural communities in northwest Iowa. In total, there are 23 ILEC exchanges within the Telecom Segment. Also included is a CLEC, Crystal, which provides competitive services in south central Minnesota and near Des Moines, Iowa. There are eight Minnesota CLEC exchanges and two Iowa CLEC exchanges included in the Telecom Segment. We own and operate our network in both the ILEC and CLEC exchanges.

NIBI, an auxiliary part of this Segment, provides data processing and related services for our affiliated companies, as well as for other ILECs, CLECs, interexchange network carriers, wireless companies and cable TV providers throughout the United States and Canada.

We operate a 1,150 fiber route mile network and have facilities in Minnesota and Iowa. These facilities are used to transport voice, data and video services between our exchanges, to connect customers to interexchange carriers and to provide service directly to end users. This network is interconnected with our 2,950 fiber mile network in the Fiber and Data Segment. We operate an unregulated fiber network provider, CNI, to own and manage part of the southern Minnesota fiber network. Our Minnesota ILECs and CLECs are the primary users of these fiber optic facilities.

We derive our principal revenue and income from local voice services charged to subscribers in our service area, network access services charged to interexchange carriers and the operation of a toll tandem-switching center based in Mankato, Minnesota. The local and interexchange services for our telephone companies utilize the same facilities and equipment and are managed and maintained by a common workforce. We provide interexchange telephone access by connecting the communications networks of interexchange carriers and wireless carriers with the equipment and facilities of end-users through our switched networks or private lines.

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

Strategy

Our vision is to be the leader in connecting business and consumers with advanced, integrated communications solutions in the regions we serve. In 2009, we began implementing a long-term growth strategy for our company focused on the growth of business and broadband services. This growth plan includes making strategic investments to significantly grow our Fiber and Data Segment (business-to-business and wholesale customers) while continuing to focus on stabilizing the performance of our legacy telecom business by offering competitive broadband services within our Telecom Segment.

We have committed to expanding our fiber network as part of this growth plan. In 2010, we increased bandwidth capacity within our core network, expanded our fiber network to Sioux Falls, South Dakota, and Fargo, North Dakota, and increased network capacity to our Des Moines, Iowa facilities. In 2011, we continued to expand our fiber footprint through our Greater Minnesota Broadband Collaborative Project, supported in part by a federal broadband stimulus grant, to expand our network in northern Minnesota by building two long-haul fiber routes and to extend our network through middle-mile fiber laterals in southern Minnesota. In 2012, we acquired IdeaOne, a facilities based CLEC with significant metro fiber in Fargo, North Dakota and successfully integrated it into our existing Fiber and Data Segment.

Our strategy to maximize growth in our business customer segments and stabilize our Telecom Segment supports our goal to generate solid and sustainable cash flow over the long-term and diversify our revenue stream to help us offset revenue declines in our legacy business. This strategy has required increased capital expenditures to support fiber network expansion for organic growth initiatives as well as for acquisitions.

While we realize there is some risk in this strategy (see "Risks Related to Our Business"), we believe this plan could generate long-term success for us and increase shareholder value. This success depends on the following strategies:

·
Grow monthly recurring revenue services through business-to-business sales. Our focus remains on supporting business customers ranging in size from small to large enterprise businesses and wholesale customers. We offer a wide array of fiber based data and transport services, Internet, voice, VoIP and IT consulting services. We believe we have created a competitive advantage by utilizing a consultative, value-based sales approach and developing innovative and flexible solutions for our customers. We will expand our business-to-business focus through the expansion and extension of our fiber network to communities and corridors near our primary fiber routes where we believe we can offer competitive services and gain market share. We are able to do this by utilizing our IP expertise and industry experience, leveraging our regional fiber network and offering a full suite of high-quality communication products and services.

·
Deploy advanced communications technologies. We have and will continue to upgrade our networks to take advantage of the fastest growing areas of technology including advanced, high-bandwidth capabilities and the expansion of our network for wholesale and retail customers, Fiber-to-the-Tower ("FTTT") services for wireless carriers and last-mile fiber builds to data centers and business customer premises. We believe our technical capabilities and the use of VoIP technologies combined with our support offering will allow us to attract and maintain customers by providing competitive pricing and quality local support. Our SingleLink service, which provides customers with a single, centrally managed and hosted VoIP-based communications system, allows businesses to leverage the powerful benefits of integrated IP communications without the time and capital necessary for on-premise solutions. In addition, we have strategic business relationships in order to provide integrated communication solutions that best fit our clients' needs.

·
Execute on our local telecom market strategy; grow broadband services. We will continue to leverage our strong reputation in our legacy telecom markets and offer a competitive, multi-service bundle of voice, high-speed Internet and digital TV in the majority of our markets. We will focus on growing our broadband services and increasing advanced services penetration. We will manage the decline in Telecom network access and local service revenue by focusing on profitability, controlling expenses and marketing a competitive broadband bundle and provide quality local support.

·
Maintain stable cash flows from operations and disciplined capital spending. The majority of our customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and support product lines that will over time generate cash flow well in excess of capital expenditure needs. We have allocated resources to maintain and upgrade our network while focusing on optimizing returns by completing strategic capital outlays that will make our network more efficient and cost effective.

·
Grow through select strategic growth initiatives that fit our current strategic initiatives. We will continue to invest in organic growth initiatives to expand and extend our fiber network to new markets and customers and develop and enhance our product portfolio through market analysis and a focus on providing business and broadband solutions to meet our customers' future needs. We also intend to pursue a disciplined process of evaluating selective business acquisitions which fit our focus areas and growth strategy.

Revenue Sources

We currently divide our company operations into three segments for reporting: (1) Fiber and Data, (2) Equipment and (3) Telecom. The following table summarizes our primary sources of revenue within our segments for the past three years:

For Year Ended December 31	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Fiber and Data	$60,109	33%	$45,149	28%	$44,685	28%
Equipment:
Equipment	52,219	29%	39,816	24%	39,406	24%
Support services	7,914	4%	9,116	5%	8,138	5%
Telecom:
Local service	12,955	7%	14,363	9%	15,288	9%
Network access	19,160	10%	22,489	14%	23,150	14%
Broadband	19,748	11%	20,371	12%	18,832	12%
Long distance	2,473	1%	2,892	2%	3,185	2%
Other	8,618	5%	9,342	6%	9,563	6%
Total revenue	$183,196	100%	$163,538	100%	$162,247	100%

Fiber and Data

We service wholesale, enterprise and commercial business customers with advanced data services, Internet, voice and VoIP services. We have an extensive regional fiber network and community access rings supported by our 24x7x365 network operations center. As an experienced IP network integrator, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through relationships and interconnections to provide customers end-to-end national connectivity. This revenue stream is primarily based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers providing a solid monthly recurring revenue base. The Fiber and Data Segment includes revenue from Ethernet, Private Line, MPLS, Data Center, Dedicated Internet and Hosted VoIP SingleLink services. Fiber and Data services are marketed throughout our core regions: northern Minnesota and the Minneapolis-Saint Paul metropolitan area; southern Minnesota; Des Moines, Iowa; and Fargo, North Dakota.

Equipment

Equipment — We are a Master Unified Communications and Gold Certified Cisco Partner providing Cisco equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. Our equipment business plans, designs and implements networks utilizing emerging Cisco technology such as TelePresence Video, Unified Communications and Data Center solutions. We also have business relationships with EMC, NetApp, VWware and other industry-leading vendors to provide integrated communication solutions that best fit our customers' needs.

Equipment sales and services are marketed primarily in our Minnesota core regions and specifically the Minneapolis-Saint Paul metropolitan area. Equipment hardware sales are non-recurring in nature making this revenue dependent upon new sales from existing and new customers.

Support Services — We provide a comprehensive set of services including: Advisory, Implementation, Development and Support. These services support equipment solutions and include: professional services, maintenance and total care support. Maintenance contracts ("Smartnet" contracts) are offered in collaboration with Cisco solutions. Our Total Care support team provides a proactive approach to monitor and support customer networks, unified communications environments and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure.

Telecom

Telecom services are provided within our ILEC and CLEC communities located in southern Minnesota, northwest Iowa and near Urbandale, Iowa.

Local Service — We receive recurring revenue for local residential and business voice services which enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to local telephone services, we offer numerous calling features and voicemail. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls from their wireless subscribers.

Network Access — We provide access services to other communications carriers to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges to our residential and business customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the Federal Communications Commission ("FCC"). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to ILECs.

Broadband — We provide residential and business broadband services for a monthly recurring revenue stream. Broadband services include DSL/high-speed Internet access, digital TV, business Ethernet and data services. Our broadband services are bundled with local service and calling features to offer a competitive service package and valued discounts when customers commit to a term bundle agreement.

Long Distance — Our residential and business customers are billed for toll or long distance service on either a per call or flat rate basis. This also includes the provision of directory assistance, operator service and long distance private lines. We offer regional, nationwide and unlimited long distance plans.

Other — We generate revenue from directory publishing, customer premise equipment sales, bill processing, and add/move/change services. Our directory publishing revenue is monthly recurring revenue from businesses for annual yellow page contract advertising. Our bill processing revenue is earned through a combination of monthly recurring revenue generated from providing data processing as a service to other communication service providers (wireline/wireless), SuiteSolution software license fees and integration services revenue provided by our Information Solutions group. SuiteSolution is a web-centric, user-friendly graphical user interface on the front end of a time-tested billing engine designed to bill for voice and broadband communications services. SuiteSolution is targeted at providers of wireline, wireless, broadband, IP and video services.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify as consolidation and mergers occur among communication companies. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures across our business. These alternate providers often face fewer regulations and have lower cost structures. In addition, several of our competitors have consolidated with other communications providers and as a result are generally larger, have more financial and business resources and greater geographical reach to provide services. Our competitive advantages include: our strong commitment and presence in the communities we serve and knowledge of these markets, our experienced local service and support team and our ability to offer more flexible communications solutions than our larger competitors.

Fiber and Data

During the past few years there has been a noticeable increase in fiber network construction by communications carriers and private entities which may directly compete with our existing fiber facilities. In our Fiber and Data Segment, we compete with large telecom ILECs, business CLECs and cable companies for voice and data services. We differentiate ourselves with our extensive services and product portfolio, strategic location of our regional fiber network and network interconnections, experienced sales, engineering and support team and by being a part of a long-standing company with a 115-year history. In our wholesale customer market, we serve other interexchange carriers, and compete with large telecom ILECs, business CLECs and cable companies for network capacity contracts. We differentiate ourselves with location and capacity of our network, our track record of successfully serving large carriers, and our network performance and reliability.

Equipment

Our Equipment Segment competes with a variety of business service providers including: equipment providers or Value Added Resellers ("VARs"), network providers, ILECs, CLECs and data hosting service providers. Aggressive competition exists in all product areas, and specifically within the equipment sales of our product portfolio. We are a Master Unified Communications and Gold Certified Cisco Partner and maintain approximately 150 Cisco certifications which demonstrate our expertise and provides us favorable pricing. Competition also comes from an emerging class of services known as IaaS ("Infrastructure as a Service") which offers customer procurement of equipment.

Telecom

Competition in our Telecom Segment continues to be strong with cable providers, wireless providers, CLECs, long distance carriers, satellite providers, Internet Service Providers ("ISPs") and VoIP providers targeting residential and business voice, data and video services. We are closely connected to the communities we serve and focus on providing outstanding local customer support and competitive money-saving bundles, which allow our customers to select the features, speeds and channels they desire.

We expect to face increased competition from wireless carriers as technological developments in wireless features, applications, network capacity and economies of scale improve, providing our customers with alternatives to the traditional local telephone and broadband services we provide. Additionally, as consumers look to reduce expenses, they may be more inclined to discontinue their local phone service and maintain only a wireless phone or broadband service.

Competition exists for the interexchange carriers' services we provide, such as dedicated private lines, network switching and network routing. Our provision of these services is primarily month-to-month and ordered from a tariff, which has a schedule of terms, rates and conditions approved by the appropriate state or federal agency. The interexchange carriers primarily control the procurement of these services and as they make network rearrangements, our Telecom revenue may be reduced.

NIBI, marketed as HickoryTech Information Solutions, competes with approximately 20 other companies in the United States and Canada that provide data processing and related services to communications providers. Competition is based primarily on price, service and support.

Network Facilities

Our fiber network is one of the most extensive in Minnesota and the surrounding areas encompassing approximately 4,100 fiber route miles (includes owned and leased fiber miles). Our network is DWDM/SONET based throughout the region, has metro rings in the major business centers and reaches more than 75% of Minnesota's population. We have made significant investments in our network during the last several years adding fiber route miles, additional route diversity and access, and reach within our service territory. We integrated the network acquired in Fargo, North Dakota, through the IdeaOne acquisition, into our network. Additionally, there have been technological augmentations such as 10G DWDM and Ethernet along with an MPLS/IP-based platform. Complementing our base network with Ethernet and IP-based services allows us to provide services such as Switched Ethernet, VoIP, MPLS and IP-based digital TV services. We continually upgrade bandwidth capacity across our network through tactics such as migrating our DWDM platform to 10Gb, decentralizing our central office through use of new hubs and using fiber to the home and business in targeted new construction areas.

Interconnection agreements with local, regional, national and global carriers allow us to extend our network and provide complete solutions for companies nationwide, and broaden the availability of our business and data services. In certain areas, we serve business customers by leasing last-mile connections from other carriers. In some areas, we own last-mile facilities and are able to connect customers directly to our network. Our local networks consist of central office digital switches, routers, loop carriers and virtual and physical collocations interconnected primarily with fiber and copper facilities.

We operate data centers in: Edina, Minnesota; Mankato, Minnesota; Duluth, Minnesota; Des Moines, Iowa; and Fargo, North Dakota. Our transport services provide the connectivity and bandwidth to connect our customers to our data center infrastructure offering value to our customers as an integrated solution.

We maintain a 24x7x365 Network Operations Center, located in Mankato, Minnesota.

Our network as of December 31, 2012 is detailed on the map below:

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. A majority of the equipment sold within our Equipment Segment is supplied by Cisco. Cisco is a leading supplier of communications and data equipment. Our central office switches are supplied by Genband, Alcatel-Lucent and Metaswitch.

Regulation

The following summary provides a high-level overview, but may not include all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on our company can be predicted at this time. Regulation can change rapidly in the communications industry and these changes may have an adverse effect on us in the future. See "Risk Factors — Risks related to Regulations" on pages 19 to 21 for a further discussion of the risks associated with regulatory change.

Overview

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and also by municipal franchise agreements. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an incumbent or competitive carrier.

Crystal, Enventis and IdeaOne are CLECs. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions for local and interexchange services. Our CLECs provide services with less regulatory oversight than our ILEC companies.

MCTC, Mid-Com and Heartland are ILECs. MCTC and Mid-Com are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission ("MPUC"). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board ("IUB"). Due to the size of our ILEC companies, neither the MPUC nor the IUB regulates our rates of return or profits. In Minnesota, regulators monitor MCTC and Mid-Com price and service levels. In Iowa, Heartland is not price-regulated. Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

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

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks by an interexchange carrier. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits which connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates, which are billed to other carriers, are based on a per minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a subscriber line charge as a flat rate on end user bills. The lower per minute of use access rate combined with overall lower minutes of use on our network due to competition has resulted in a decrease in network access revenue, which may continue. Traffic sensitive interstate rates are established every two years and were last established in June 2011 for the period from June 30, 2011 through July 1, 2013.

Each of our ILECs determines interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by part 61.39 of the FCC rules, which applies only to service providers with fewer than 50,000 lines. Two of our ILECs (MCTC and Mid-Com), utilize an average schedule process and the concept of pooling with other ILECs in the National Exchange Carrier Association ("NECA") to arrive at rates and fair compensation. Our third ILEC (Heartland) arrives at its interstate rates through a study of its own individual interstate costs. Intrastate access rates are governed by state utility commissions except for intrastate switched access rates for terminating traffic which were preempted by the FCC in 2011.

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

The FCC released the National Broadband Plan in April 2010 recommending significant changes in the Access Charge policy and processes. This was followed on November 18, 2011, by FCC order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path toward a "bill & keep" regime where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier.

These rules have been clarified in several orders on Reconsideration, and while they are being challenged through appeals in Federal Appellate courts, we are already experiencing their impact on our companies. If they remain in place, they will force a substantial reduction of our terminating intercarrier compensation, including intrastate and interstate access charges, over the next nine years and provide for certain support mechanisms and end user charges as a means of offsetting compensation.

The FCC Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes interexchange carriers and others are still quite aggressive in disputing carrier access charges and/or the applicability of access charges to their traffic.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2012, Telecom carrier access revenue represented approximately 10% of our operating revenue, down from 14% for years ended December 31, 2011 and 2010.

Universal Service

The Federal Universal Service Fund was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The Telecommunications Act of 1996 required explicit Federal Universal Service Fund mechanisms and enlarged the scope of universal service to include four distinct programs:

·
High-Cost program, which subsidizes local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates. This program has the most direct impact on our operating companies,

·
Lifeline (low-income) Subscribers program, which includes the Link Up and Lifeline programs that provide subsidies for service initiation and monthly fees, respectively, with eligibility based on subscriber income,

·	Rural Health Care Providers program, which subsidizes telecommunications services used by rural health care providers and provides them with toll free access to an Internet service provider, and
·	Schools and Libraries program, also called the E-Rate program, which provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

In its Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime. These rules eliminated the legacy Local Switching support, but also provided for a new Connect America Fund (CAF) support for rate of return carriers to make up some of their access revenue reductions and provide direct support to PriceCap carriers for broadband buildouts. The new rules (which are subject to petitions for reconsideration as well as court appeals) will also cause rates for end users to increase as intercarrier compensation is reduced and the legacy mandate for ubiquitous voice service shifts toward broadband availability as a key outcome of the program.

Additionally, all Eligible Telecommunications Carriers ("ETC") must certify annually to the Universal Service Administrative Company ("USAC") or their appropriate state regulatory commission that the funds they receive from the Federal Universal Service Fund are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make our receipt of a consistent level of Federal Universal Service Fund payments each year more difficult to predict.

For the year ended December 31, 2012, we received an aggregate of $5,255,000 from the Federal Universal Service Fund, consisting of $1,119,000 for a combination of high cost loop support and local switching support, $2,615,000 of Federal common line support and $1,521,000 of Connect America Fund support. Our net Universal Service funding in 2012 comprised 3% of our total revenue for the year. We receive no State Universal Service funding.

The Telecommunications Act of 1996 and Local Competition

The primary goal of the Telecommunications Act of 1996 and the FCC's rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The Telecommunications Act of 1996 imposes a number of requirements on all local telecommunications providers which include:

·	To interconnect directly or indirectly with other carriers,
·	To allow others to resell their services,
·	To provide for number portability, which allows end-users to retain their telephone number when changing providers,
·	To ensure dialing parity,

·	To ensure that competitor's customers have nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing services, and
·
To allow competitors access to telephone poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

There is another tier of requirements under the Telecommunications Act of 1996 which apply to incumbent carriers that are not designated as "rural telephone companies." Each of our ILECs is a rural telephone carrier and this designation can only be removed by a petition of a competing carrier to the state regulatory commission. Our Minnesota ILECs have not had to meet these additional requirements which include:

·	Provide non-discriminatory access to discrete parts of the network, such as local loops and transport facilities. These are referred to as unbundled network elements, and
·	Provide at rates, terms and conditions that are just, reasonable and non-discriminatory, physical co-location of equipment necessary for interconnection or access to unbundled network elements.

The unbundling requirements of the Telecommunications Act of 1996 have been some of the most controversial provisions of the Act and the rules implementing them have been revised by the FCC over the years. Our CLEC operations utilize collocation and UNE's (unbundled network elements) from the corresponding LEC as defined in the 1996 Telecom Act. Regulations regarding the availability and price of unbundled network elements have changed so that these wholesale services may no longer be available in certain markets.

National Telecommunications and Information Administration's Broadband Technologies Opportunity Program

The Broadband Technology Opportunities Program (BTOP) is a grant program funded through the American Recovery and Reinvestment Act of 2009. BTOP is administered by the National Telecommunications and Information Administration (NTIA) within the U.S. Department of Commerce and is intended to accelerate broadband deployment in unserved and underserved areas. In 2010, we were awarded a grant under this program to fund construction of approximately 450 route miles of fiber network. We expect the total cost of the project to be $24,000,000. The Federal portion of the cost is 70%, or up to $16,800,000 and our portion is 30%, or $7,200,000. At December 31, 2012 we have incurred $19,745,000 of capital expenditures of which $5,923,000 is recorded as an asset in property, plant and equipment. We have received $12,690,000 in grant money from the NTIA and have accrued $1,100,000 at year-end for pending reimbursements. As a recipient of this award, we are responsible for ensuring that the project is successfully implemented as approved and administered in compliance with BTOP requirements. The award is subject to U.S. laws and regulations, including the Recovery Act, which requires an increased level of transparency and accountability in the use of award funds.

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

Employees

We employ 508 employees of which the majority of these employees are based in Minnesota. The majority of our employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves 92 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in the past 40 years and we consider our labor relations to be good.

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

Our businesses face many risks and uncertainties, including but not limited to those described in the following section. The risks described below are not the only ones we may encounter in our business. Additional risks and uncertainties not known to us or that we currently deem immaterial may also adversely affect our business. If any of the events or circumstances described in the following section actually occurs, our business financial condition or results of operations may suffer and impact the trading price of our stock.

Risks Related to Our Business

The successful operation and growth of our business depends heavily on economic conditions within our service areas. The vast majority of our customers and operations are located in the upper Midwest revolving around our fiber footprint servicing Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Adverse economic conditions affect the affordability and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. We cannot predict with certainty the impact to our operations of any downturn in the overall economy or credit market.

The communications industry is highly competitive and the level of competition continues to increase. We face increased competition across all markets and customer segments from providers offering competing or alternative services. We expect competition to intensify as a result of new and existing competitors and the development of new technologies, products and services.

Many of our voice and data competitors, such as cable providers, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the communications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions, reduced operating margins or loss of market share. We attempt to differentiate our products and services through technology, reputation, customer service, value-added services, local service and support, a robust product and service portfolio, and a reliable network platform. Increased competition has impacted our profitability in the past and we cannot assure you that it will not continue to impact our profitability in the future.

The federal broadband stimulus program is providing approximately $7.2 billion in financial incentives to companies for the purpose of expanding broadband service to unserved or underserved markets. Financial incentives paid to new or existing competitors could incent them to enter markets where we are already providing broadband service. Recently, we have seen a noticeable increase in fiber network construction by communications carriers and private entities which may directly compete with our existing fiber facilities and we have also realized accelerated market price compression over the past couple years as compared to prior trends, regarding certain services in certain markets. This accelerated market price compression is relevant to both business and wholesale customers. We cannot predict with any certainty whether this accelerated market price compression will continue or taper back to prior trends.

We must adapt to rapid technological change, accurately predict technological trends and successfully introduce new products and services. We are subject to rapid and significant changes in technology, particularly in the areas of VoIP, data transmission and wireless communications, frequent new service introductions and evolving industry standards. Our success also depends, in part, upon our ability to successfully introduce new products and services including:

·	Our ability to offer services on terms attractive to our customers,
·	Our ability to expand and enhance our broadband offerings,

·
Our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers,

·	Our ability to provide fiber and data solutions and competitive IP services, including communications and network solutions, and
·	Our ability to provide competitive products and services.

If we fail to anticipate or respond to technological developments, changes in industry standards or customer demands in a cost-effective and timely manner our business operating results and financial condition could be materially adversely affected.

Shifts in our product mix may result in declines in operating profitability. Our traditional Telecom services carry higher margins than many of our other services. Changes in product mix may cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves. Increased competition may negatively impact margins and overall profitability.

We depend on third parties, over whom we have no control, to deliver some of our services. Although we own and operate our fiber network and the community networks in our markets, because of the interconnected nature of the communications industry, we depend heavily on other communications companies, network providers, equipment suppliers and program service providers to provide services to our customers.

As a normal part of our business, we may encounter service interruptions due to failures caused by non-related entities, which may affect our service to our customers. In spite of our measures to mitigate these service interruptions, disruptions may occur and our recurring revenue stream may be impacted due to customer credits given for service interruptions, or if major interruptions occur, we may incur setbacks to our service reputation or lose business.

Our network operates pursuant to franchises, permits and rights from public and private entities such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities and local governments. To extend our network reach we utilize long-term indefeasible rights of use ("IRU") agreements and fiber leases. Our success is dependent upon compliance with material terms of the authority we receive and also our ability to renew our fiber leases and other vitally important agreements with third-party public and private entities without material increases in our expenses or restrictions on our use.

We expect the cost of obtaining video programming content to continue to be one of our largest operating costs associated with providing digital TV service. In recent years, the industry has experienced rapid increases in the cost of programming. Programming costs are generally assessed on a per-subscriber basis, and therefore relate directly to the number of subscribers to which the programming is provided. Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, especially as an increasing amount of content becomes available via the Internet at little or no cost. Also, some competitors own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We are dependent upon equipment vendors to deliver our services and delays in the shipment of equipment, limited availability or the loss of our principal equipment supplier could significantly impact our operations. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms and, if necessary, finance those acquisitions. Whether or not any particular acquisition is closed successfully, pursuing acquisitions are expensive and require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. Once a deal is reached, we may face unexpected challenges in securing any required approvals from the FCC or other applicable state regulatory commissions, which could result in a delay of our ability to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

When we are successful in closing acquisitions, we face several risks associated with integration. In addition, any due diligence we performed may prove to have been inaccurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience, generating the expected revenue and cash flow from the acquired companies or assets and retaining customers and key employees.

If we do pursue an acquisition or a strategic transaction and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and cause loss. To be successful, it is imperative to continue to provide our customers with a reliable and secure network. Disruptions or system failures may cause interruptions in service or reduced capacity for customers. Some of the risks to our network and infrastructure include: physical damage to access lines, breaches of security, power surges or outages, software defects and disruptions beyond our control, such as natural disasters. We could also face disruptions due to capacity limitations if changes in our customers' usage patterns for broadband services result in a significant increase in capacity utilization. Despite the existence of contingency plans and facilities, disruptions may cause interruption of service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, and thereby adversely affect our business revenue, reputation and cash flow.

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees' and customers' confidential information, including the breach of our network security or the misappropriation of confidential information, could result in fines, penalties and private litigation. Any such failure could adversely impact our business, financial condition and results of operations.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals, including: engineering and operations, sales and support professionals, administration and billing software development. Technological advances require our employees to continually increase their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical and senior management could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses and our success will depend, in part, upon our ability to retain, hire and integrate personnel from acquired businesses who are critical to the continued success and integration of the acquired businesses. We depend on hiring new employees and training existing employees on the communications industry and our business operations. We also depend on corporate employees to know the aspects of reporting and complying with the requirements of operating as a publicly-traded (stock) company. We may encounter additional costs to rectify situations or to maintain adequately trained staff should there be problems in our levels of skilled and talented employees.

The loss of our certification or designation from Cisco or another business partner, or by Cisco or any other partner losing its position as a leading provider of technology solutions would adversely impact our Equipment Segment. The majority of our equipment practice is based on the Cisco product line by which we provide hardware and IT consulting solutions for business customers. If Cisco equipment and technology fall out of favor in the marketplace, our success as a distributor may decline or be delayed as we seek alternative solutions. The loss of a designation or authorization may affect our success as a leading distributor. It is also possible that we may lose the certified technicians who build the basis for our qualifications.

Our operations require substantial capital expenditures, operating and administrative costs as we operate in a cash-flow-dependent business. We require substantial capital to maintain, upgrade and enhance our network facilities and operations. In 2012, we incurred $30,253,000 in capital expenditures. Our operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of communications networks are large uses of cash. Our debt service obligation and any dividends to shareholders require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future plans, which could possibly affect our growth or ability to maintain our current network infrastructure, our debt obligations or our ability to fund future dividends.

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

Legislative or regulatory changes could reduce the revenue received from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers' calls in our service areas, accounted for approximately 10% of our total revenue in 2012. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business.

In the FCC Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reformed network access compensation. These rules are subject to petitions for reconsideration as well as court appeals. If they remain in place, the rules call for rates to end users to increase dramatically and establish a new federal subsidy program to recover a portion of revenue lost to decreased intercarrier compensation and also provide some recovery of reduced revenue from the CAF. The FCC has issued further notice of proposed rulemaking to consider additional changes to intercarrier compensation. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on our revenue and costs.

The Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes, interexchange carriers and others continue to aggressively dispute carrier access charges and/or the applicability of access charges to their traffic which could negatively impact our cash flows.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive. The federal system of subsidies, from which we derive a portion of our revenue, is subject to modification. In the Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime. Unless they are changed as a result of petitions for reconsideration or appellate court challenges, we anticipate sources of revenue to shift from intercarrier compensation to end users.

Acceptance of the NTIA BTOP Grant imposes a new set of compliance guidelines. When we accepted the NTIA's BTOP grant award in 2010, we agreed to comply with all applicable public laws and regulations, including those specifically required under the American Recovery and Reinvestment Act of 2009 and the BTOP grant program itself. While we are already required to comply with many of these rules and guidelines, the award program imposes a new set of requirements. Failure to comply could result in federal action taken against us based on the severity of non-compliance, up to and including termination of the award and debarment from working with the federal government on future projects. In addition, failure to successfully complete the project, or to adequately account for and retain title to property and equipment funded under the award could require us to repay funds received under the award program.

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

·
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

·	The presence of contamination can adversely affect the value of our properties and our ability to sell any such affected property or to use it as collateral,
·	We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination,
·	The cost of complying with existing environmental requirements could be significant,
·
Adoption of new environmental laws, regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities,

·
Future acquisition of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters, and

·
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

Our intrastate services are generally subject to certification, tariff filing and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses. If successful, these challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenue.

We may incur significant costs associated with lawsuits and regulatory inquiries. Any such claims or regulatory inquiries, whether successful or not, may require us to devote significant amounts of monetary or human resources to defend ourselves. It could be necessary to spend significant amounts on our legal defense and senior management may be required to divert their attention which could detract from their ability to run our business. If as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may adversely affect our business, financial condition and results of operations. If as a result of our own cost/benefit analysis we determine that a settlement of a claim against us is a better solution than a costly court defense, the financial impact may be substantial on our business and financial condition.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. We regard our subscriber list and trademarks as important to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees and others to protect our proprietary rights. We may be subject to third-party claims that we infringe their proprietary rights or trademarks. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. This risk has been amplified by the increase in third parties whose sole or primary business is to assert such claims. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.

Increased regulation of the Internet could decrease our revenue. Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed access to the Internet through telephone and cable TV providers' communications networks. The outcome of these proceedings may affect our regulatory obligations, costs and competition for our services which could have a material adverse effect on our revenue.

Risks Related to Our Indebtedness and Our Capital Structure

We have a substantial balance of senior bank debt outstanding under long-term financing agreements and may incur additional debt in the future, which could restrict our ability to fund our operations and pay future dividends. As of December 31, 2012, we had $136,781,000 of total long-term debt outstanding, including current maturities. The degree to which we are leveraged could have important consequences including:

·	Requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our debt,
·	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,
·	Limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes,
·	Increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates, and
·	Placing us at a competitive disadvantage compared to our competitors who have less debt.

We cannot assure you that we will generate sufficient revenue to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay future dividends to our stockholders.

If we seek additional financing, we may not be able to obtain it on favorable terms, or at all, and our shareholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate our available cash resources, which include our ability to generate net cash inflow from our operations, our credit facility, existing cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated needs for working capital, capital expenditures and other fixed charges to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and expand our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic growth opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. Our existing debt covenants require a portion of the proceeds of an equity offering be applied to the outstanding debt balance. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility and increased interest payments could dilute earnings per share.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restrictions. These restrictions limit or restrict, among other things, our ability to:

·	Incur additional debt and issue preferred stock,
·	Pay dividends on, and purchase or redeem, capital stock,
·	Make investments in excess of a threshold,
·	Create liens on our assets,
·	Sell certain assets,
·	Engage in some transactions with affiliates, and
·	Make other restricted payments, including payments in connection with investments and acquisitions in excess of a threshold.

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

Risks Related to Our Common Stock

Our board of directors could, at its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends, do not have a dividend policy and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Our board of directors may decide at any time, at its discretion, to decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue the payment of dividends entirely. In addition, if we do not pay dividends for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

Our ability to pay dividends, and our board of directors' determination to maintain the dividend declaration, will depend on numerous factors, including the following:

·
The state of our business, the environment in which we operate and the various risk factors we face, including, but not limited to competition, technological change, industry change, regulatory and other risks summarized in this Annual Report on Form 10-K,

·	Our future results of operations, financial condition, liquidity needs and capital resources,

·	Our cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, pension and other post-retirement contributions and certain other costs, and
·	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

While our cash flow available for the year ended December 31, 2012 was sufficient to pay dividends, if our estimated cash flow were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

·	Either reduce or eliminate dividends,
·
Fund dividends by incurring additional debt (to the extent we were permitted to do so under agreements governing our then existing debt), which would increase our leverage, debt repayment obligations and interest expense and decrease our interest coverage, resulting in, among other things, reduced capacity to incur debt for other purposes, including to fund future dividend payments,

·	Amend the terms of our credit agreement, if our lenders agreed, to permit us to pay dividends or make other payments if we are otherwise not permitted to do so,
·	Fund dividends from future issuances of equity securities, which could be dilutive to our stockholders and negatively affect the price of our common stock,
·	Fund dividends from other sources, such as by asset sales or by working capital, which would leave us with less cash available for other purposes, and
·	Reduce other expected uses of cash, such as capital expenditures.

If we continue to pay dividends at the level currently anticipated under our past dividend payment practices, our ability to pursue growth opportunities may be limited. We believe that our dividend payment practices has an effect on our ability to grow. If we continue paying dividends at the level anticipated under our past dividend payment practices, and there was a general business downturn we may not retain a sufficient amount of cash and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.

Anti-takeover provisions in our charter documents, our shareholder rights plan and Minnesota law could prevent or delay a change in control of our Company. Provisions of our articles of incorporation and bylaws, our shareholder rights plan and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable and may limit the market price for our common stock. These provisions include the following:

·	Authorization for our board of directors to issue preferred stock without shareholder approval,
·	Limitations on business combinations with interested shareholders, and
·	Advance notice requirements for shareholders proposals.

Some of these provisions may discourage a future acquisition even though our shareholders would receive an attractive value for their shares or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

Our stock price varies. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe a number of factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our business is primarily focused on the provision of communication service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2012, our gross property, plant and equipment consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. Our extensive fiber optic network is primarily owned, but we also have indefeasible rights to use and long-term leasing commitments to complement our owned network. It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas. Our principal property locations (buildings) are the following:

Fiber and Data Segment
1.	Lease approximately 11,900 square feet in Edina, Minnesota for general offices.
2.	License approximately 2,600 square feet in Edina, Minnesota for a data center.
3.	Lease approximately 9,300 square feet in Duluth, Minnesota for general offices.
4.	Lease approximately 4,600 square feet in Duluth, Minnesota for a warehouse facility.
5.	License approximately 400 square feet in Duluth, Minnesota for a data center.
6.	Lease approximately 1,500 square feet in Minneapolis, Minnesota for general offices and network equipment facility.
7.	Lease approximately 2,200 square feet in Des Moines, Iowa for a network equipment facility and a data center.
8.	Utilize approximately 1,100 square feet of secured space within our headquarters building in Mankato, Minnesota for a data center.
9.	Lease approximately 8,200 square feet in Rochester, Minnesota for general offices.
10.	Lease approximately 1,700 square feet in Rochester, Minnesota for network equipment facility.
11.	Lease approximately 22,000 square feet in Fargo, North Dakota for general offices, a collocation facility and a data center.
12.	Own an approximately 2,750 square feet building in Fargo, North Dakota for a central office location.

Equipment Segment
1.	Lease approximately 20,000 square feet of office space in Plymouth, Minnesota for general offices, technology services and system support.

Telecom Segment
1.	Own a 60,000 square feet building in Mankato, Minnesota which is used for general offices and our principal central office exchange building.
2.	Own a 48,000 square feet building in Mankato, Minnesota which is used for office space and a warehouse facility.
3.	Own a 17,000 square feet building in Mankato, Minnesota which is used for office space for the data processing services of our company.
4.	Lease approximately 6,000 square feet in Urbandale, Iowa for office space. This location is also used for office space by the Fiber and Data Segment.
5.	Lease approximately 2,000 square feet in Rock Valley, Iowa for general office space.

Item 3.	Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject, other than the following: On December 27, 2012, Brandywine Communications Technologies, LLC filed an action against the Company in U.S. District Court for the District of Minnesota, alleging patent infringement. The complaint alleges generally that some unspecified products and services offered by the Company infringe on one or more of Brandywine's patents relating to DSL technology. The complaint does not specify an amount in controversy. The Company has filed a responsive pleading denying any patent infringement. The lawsuit is at a very preliminary stage.

Item 4.	Mining Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "HTCO." As of February 22, 2013, there were 1,241 registered shareholders and 2,156 beneficial owners of HickoryTech stock. The following table reflects the end-of-day high and low prices for our common stock quoted on the NASDAQ Global Select Market during 2012 and 2011. The prices below are daily closing prices, not intraday prices.

2012		High	Low	End of Qtr.
	4th Quarter	$10.99	$9.08	$9.73
	3rd Quarter	$11.44	$10.12	$10.58
	2nd Quarter	$11.23	$9.23	$11.11
	1st Quarter	$12.14	$10.01	$10.34

2011		High	Low	End of Qtr.
	4th Quarter	$11.87	$9.63	$11.08
	3rd Quarter	$12.42	$8.62	$9.62
	2nd Quarter	$11.96	$9.00	$11.88
	1st Quarter	$10.46	$8.83	$9.05

Dividend Tendencies and Restrictions

We declared quarterly dividends on our common stock of $0.14 per share for the first three quarters in 2012 and $0.145 per share for the fourth quarter in 2012. We declared quarterly dividends on our common stock of $0.135 per share for the first three quarters in 2011 and $0.14 per share for the fourth quarter in 2011. A quarterly cash dividend of $0.145 per share will be paid on March 5, 2013 to stockholders of record at the close of business on February 15, 2013.

Our board of directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we distributed to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. We do not have a formal dividend policy; however, we expect to continue to pay quarterly dividends at an annual rate of $0.58 per share during 2013, but only if and to the extent declared by our board of directors on a quarterly basis and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.

The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that our dividend distributions cannot exceed a total amount of $8,500,000 in any fiscal year. Dividend payments in 2012 totaled $7,620,000.

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

Issuer Purchases of Common Stock

In August 2011, we announced that our board of directors authorized a stock repurchase plan to repurchase up to $3,000,000 of our common stock. In the third quarter of 2011, we acquired and retired 36,248 shares. We did not acquire any of our own common stock in 2012 or 2010. As of December 31, 2012, $2,675,820 was still available for the repurchase of common stock.

Equity Compensation Plan

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B	C

Equity compensation plans approved by security holders (1):	143,817	$9.95	1,455,445

Equity compensation plans not approved by security holders:	-	-	-

Total	143,817	$9.95	1,455,445

(1) Includes the Company's Employee Stock Purchase Plan, Stock Award Plan, Retainer Stock Plans for Directors, Non-Employee Director Stock Option Plan and Non-Employee Directors' Incentive Plan.

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. "Total shareholder return" assumes the investment of $100 in HickoryTech's common stock, the Russell 2000 Index and the NASDAQ Telecommunication Index on December 31, 2007 and reinvestment of all dividends.

Total Return to Shareholders (includes reinvestment of dividends)

ANNUAL RETURN PERCENTAGE
Years Ended

	12/08	12/09	12/10	12/11	12/12

Hickory Tech Corporation	-37.69%	74.09%	15.14%	22.31%	-7.34%
Russell 2000	-33.79%	27.17%	26.86%	-4.18%	16.35%
NASDAQ Telecommunications	-42.42%	26.73%	17.93%	4.93%	-0.75%

INDEXED RETURNS
Years Ended

	12/07	12/08	12/09	12/10	12/11	12/12

Hickory Tech Corporation	100.00	62.31	108.47	124.90	152.76	141.55
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ Telecommunications	100.00	57.58	72.97	86.05	90.30	89.62

Item 6.	Selected Financial Data

(Dollars in thousands except share and per share amounts)

	Audited				Unaudited
Statement of Income Data:	2012	2011	2010	2009	2008
Operating revenue
Fiber and Data	$60,109	$45,149	$44,685	$31,247	$24,075
Equipment and Support Services	60,133	48,932	47,544	37,436	55,901
Telecom	62,954	69,457	70,018	70,419	73,199
Total revenue	$183,196	$163,538	$162,247	$139,102	$153,175

Net income	$8,298	$8,401	$12,592	$12,102	$6,925

EBITDA (A)	$46,176	$42,774	$43,063	$39,867	$40,925

Per Share Data:
Basic EPS	$0.62	$0.63	$0.95	$0.93	$0.52

Diluted EPS	$0.61	$0.63	$0.95	$0.93	$0.52

Dividends per share	$0.565	$0.545	$0.525	$0.52	$0.49

Balance Sheet Data:
Total assets	$268,304	$243,986	$230,188	$222,483	$225,508
Shareholders' equity	$48,848	$43,197	$41,304	$34,546	$29,749

Current maturities of long-term obligations	$1,648	$1,407	$4,892	$620	$1,621
Long-term debt	135,133	118,828	114,067	119,871	125,384
Total debt, long-term and current	$136,781	$120,235	$118,959	$120,491	$127,005

Debt ratio (B)	74%	74%	74%	78%	81%

Telecom Customer Data:
Business access lines	20,251	23,316	24,043	25,133	25,274
Residential access lines	22,145	24,386	27,199	30,197	33,757
Total access lines	42,396	47,702	51,242	55,330	59,031
Long distance subscribers	30,048	32,280	33,854	36,107	38,458
DSL customers	19,985	19,531	19,667	19,346	18,696
Digital TV customers	10,640	10,374	10,562	9,663	8,368

Other Data:
Employees (C)	508	500	463	448	433
Capital expenditures	$30,253	$21,440	$22,888	$17,893	$17,691
Shares outstanding (year end)	13,519,131	13,396,176	13,298,626	13,100,568	12,992,376
Share price (D) (year end)	$9.73	$11.08	$9.56	$8.83	$5.44
Shareholders
Registered	1,241	1,269	1,330	1,345	1,394
Beneficial owners (E)	2,156	2,093	2,172	1,925	1,834
Total shareholders	3,397	3,362	3,502	3,270	3,228

Footnotes for this table are on the following page.

(A)
Management believes that Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), a non-GAAP financial measure, is an important financial metric as it represents our ability to generate cash flow and is helpful when evaluating our performance. EBITDA generated in 2011 was modified to conform to the current year presentation. A reconciliation of net income to EBITDA can be found in the non-GAAP measures section on page 42.

(B)	Debt Ratio = Total Debt / (Total Debt + Shareholders' Equity as of December 31).
(C)	Employee counts reflect current employees as of the filing date of this Form 10-K report. The acquisition of IdeaOne on March 1, 2012, added 38 employees.
(D)	Share price is the last day closing price.
(E)	The number of beneficial shareholders is the approximate number of registrations in street company accounts.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

We are a leading voice, data and network communications provider servicing business and residential customers primarily in the upper Midwest. We have an expanded, regional fiber network spanning 4,100 route miles serving Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Across this region we provide business customers with IP-based voice, data and network solutions, managed services, network integration and support services. We also specialize in unified communication solutions for businesses of all sizes by providing Cisco equipment solutions and support. We offer a wide range of communications services to our residential customers, including local and long distance service, high-speed broadband internet access, digital and IP-based TV services.

We classify our operations into three segments: (1) Fiber and Data (2) Equipment and (3) Telecom. A complete overview of the operations of each segment is included in Item 1. Business beginning on page 3.

Executive Summary
Highlights in 2012:

·
Consolidated revenue increased $19,658,000 or 12% compared to 2011. Increased revenue of $14,960,000 or 33% in our Fiber and Data Segment (organic growth and IdeaOne acquisition) and $11,201,000 or 23% in our Equipment Segment (higher equipment sales) offset the sharp decline experienced in our Telecom Segment in 2012. The Telecom revenue decline of 9% was steeper compared to recent years primarily attributable to the effects of FCC order 11-161 (Interstate Access Reform). The effects of which we felt on both a broad scale in its reform of intercarrier compensation and in a more direct way through the modification of a specific customer agreement. Telecom was also adversely impacted by the continued trend of declining legacy telecommunication services such as landline substitution.

·	Of our revenue, 76% in 2012 stems from business (all revenue from the Fiber and Data Segment and Equipment Segment) and broadband services (specific portion of the Telecom Segment revenue).
·
EBITDA totaled $46,176,000 in 2012, a 8% increase compared to 2011. Management believes this is an important financial measure as it represents our ability to generate cash flow and is helpful when evaluating our performance. A reconciliation of net income to EBITDA can be found in the non-GAAP measures section. EBITDA growth in our business segments, including the acquisition of IdeaOne, is offsetting the decline in our traditional telecom revenue streams.

·	Net income of $8,298,000 in 2012 declined 1% when compared to 2011.
·	We completed the acquisition of IdeaOne Telecom in 2012 and successfully integrated the Fargo operations into our Fiber and Data Segment.

Business Trends

The following discussion highlights key trends management believes are affecting our business.

Business communications services and backhaul. We expect demand for advanced business communications services to continue to grow. We will continue our focus on delivering integrated voice and data services including high-capacity Ethernet, MPLS and other fiber based services. As wireless carriers see mobile broadband traffic increasing, the need for bandwidth increases to support the increased broadband usage. We have made significant capital investments to enhance and expand our network to provide wireless backhaul and business services. In the past couple of years, we have expanded our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota, increased our capacity in the Des Moines, Iowa market and with the acquisition of IdeaOne gained immediate access to the Fargo, North Dakota market. Our Greater Minnesota Broadband Collaborative project extends our network to enable us to provide high-capacity broadband services to rural communities and connect health care facilities, libraries, higher education institutions and public offices.

We anticipate the demands of commercial and enterprise-sized businesses will continue to evolve. We are focused on refining our product portfolio to offer competitive products and services to meet their needs. We foresee business customers shifting from traditional communication services to VoIP, of which we provide both. Attractive bundles combining hosted VoIP services with internet and data service, local or long distance voice will be imperative for continued success in this market segment. Our Singlelink® Unified Communications product is a hosted service offering customers a single, centrally managed VoIP communications solution.

Legacy services. We expect to experience continuing access line losses as customers opt for alternative technologies such as wireless, VoIP and cable; therefore adversely impacting our revenue associated with the legacy services. In 2012, we experienced an 11% decline in our access line subscriber base which was exaggerated by provisions in FCC order 11-161 affecting local market-traffic stimulation, which required modification of a contract with an external communications provider, resulting in removing the majority of their lines early in the year. We expect our line loss to moderate and return to historical levels as new access reform is implemented and its effects stabilize. We will continue our focus on providing a competitive multi-service bundle with term discounts and the ability for customers to customize their package including digital TV, DSL, voice services and features. Managing costs will also remain a focus and thus we expect a modest decline in the Telecom Segment net profitability.

Results of Operations

Fiber and Data Segment
The following table provides a breakdown of the Fiber and Data Segment operating results.

Fiber and Data Segment

	For Year Ended December 31
(Dollars in thousands)	2012	% Change	2011	% Change	2010

Operating revenue before intersegment eliminations:
Services	$60,109	33%	$45,149	1%	$44,685
Intersegment	831	8%	773	43%	542
Total operating revenue	60,940	33%	45,922	2%	45,227

Cost of services (excluding depreciation and amortization)	29,827	27%	23,420	-1%	23,726
Selling, general and administrative expenses	11,389	30%	8,762	10%	7,952
Depreciation and amortization	9,923	55%	6,394	11%	5,778
Total costs and expenses	51,139	33%	38,576	3%	37,456

Operating income	$9,801	33%	$7,346	-5%	$7,771
Net income	$5,933	34%	$4,423	-4%	$4,603

Capital expenditures	$19,812	71%	$11,553	-19%	$14,247

The financial results of this segment reflect IdeaOne Telecom's operations beginning on March 1, 2012.

Revenue

Fiber and Data. We serve wholesale, enterprise and commercial business customers with high-speed communications products supported by our extensive statewide fiber network and community access rings supported by a 24x7x365 network operations center. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers building a solid monthly recurring revenue base.

Fiber and Data revenue increased $15,018,000 or 33% in 2012 compared to 2011. Organic growth was $4,235,000 or 9% and was complemented by a revenue contribution of $10,783,000 from the IdeaOne operations. We experienced growth in recurring revenue in each of our customer segment groups: wholesale, enterprise and commercial. We continue to see demand for our fiber-based transport and access services. Our focus remains building our commercial and enterprise business products which include: data, internet, voice and VoIP services. The acquisition of IdeaOne expands this focus.

We continued to expand our network in 2012. Our Greater Minnesota Broadband Collaborative Project, an initiative to expand our network in a cost-efficient manner, added approximately 450 fiber route miles. The addition of IdeaOne added approximately 250 fiber route miles to our network and extended it to 650 fiber-lit buildings in the Fargo market.

Total Cost and Expenses

The primary contributors to the expense variances for organic operations are noted below with the balance of the variance resulting from costs associated with IdeaOne operations.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $6,407,000 or 27% in 2012 compared to 2011. The organic growth in cost of services, excluding IdeaOne, was $2,045,000 or 9% which directly correlates to the organic revenue growth noted above. Besides IdeaOne, the higher cost of services is driven by an $815,000 increase in wages and benefits due to increased staffing levels reflecting our commitment to the growth of this segment, a $572,000 increase in circuit costs which supports the increased revenue, and a $285,000 increase in maintenance contracts related to deployment of customer premise equipment and new infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,627,000 or 30% in 2012 when compared to 2011. The organic growth in selling, general and administrative expenses, excluding IdeaOne, was $955,000 or 11%. Besides the addition of IdeaOne, the main contributors to the higher costs include: a $555,000 increase in corporate expense as more of our focus and resources shift toward this business segment, a $175,000 increase in commissions which are driven by higher sales and a $140,000 increase in rent expense driven by additional office space.

Depreciation and Amortization

Depreciation and amortization expense increased $3,529,000 or 55% in 2012 when compared to 2011. Approximately 80% of this increase is attributable to the addition of IdeaOne Telecom. The remaining increase is driven by our organic network investments. We continue to invest in the network to reach new customers, add capacity for growth and to deliver high-quality and reliable services in the markets we serve.

Equipment Segment

The following table provides a breakdown of the Equipment Segment operating results.

Equipment Segment

	For Year Ended December 31
(Dollars in thousands)	2012	% Change	2011	% Change	2010

Operating revenue before intersegment eliminations:
Equipment	$52,219	31%	$39,816	1%	$39,406
Services	7,914	-13%	9,116	12%	8,138
Total operating revenue	60,133	23%	48,932	3%	47,544

Cost of sales (excluding depreciation and amortization)	45,054	32%	34,163	3%	33,300
Cost of services
(excluding depreciation and amortization)	6,704	-1%	6,759	-3%	6,957
Selling, general and administrative expenses	5,568	12%	4,962	6%	4,660
Depreciation and amortization	300	-1%	302	-23%	392
Total costs and expenses	57,626	25%	46,186	2%	45,309

Operating income	$2,507	-9%	$2,746	23%	$2,235
Net income	$1,523	-8%	$1,651	22%	$1,348

Capital expenditures	$364	-15%	$428	97%	$217

Revenue

Equipment. We are a Master Unified Communications and Gold Certified Cisco distributor providing Cisco equipment solutions and support for a broad spectrum of business customers. Our equipment business plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and Data Center solutions. We also have other industry-leading vendor relationships to provide complete solutions for our clients and meet their emerging networking needs. Equipment sales are non-recurring in nature making this revenue dependent upon new sales from existing and new customers.

Equipment revenue increased $12,403,000 or 31% in 2012 compared to 2011. The increase is driven by continued success in selling unified communications products, data center products and cloud computing solutions.

Equipment Services. Services include network assessments, advisory services, planning, design, implementation and training. Maintenance contracts ("Smartnet" contracts) are offered in collaboration with Cisco systems. Our total care support team provides a single-point-of-contact for the support of applications, systems and infrastructure. We also offer security solutions combining leading network security products with our experience and expertise in integrated communications systems.

Equipment services revenue decreased $1,202,000 or 13% in 2012 compared to 2011 and can be primarily attributed to a $1,227,000 or 31% decline in maintenance revenue due to fewer large maintenance contract renewals. This revenue is largely tied to equipment installations and contracts are typically three to five years. Although, we experienced a high success rate for renewals, the revenue is cyclical in nature and fewer opportunities for maintenance contract renewals were available in 2012. We continue to focus on strengthening our support and professional services revenue in an effort to grow recurring revenue streams within this segment.

Cost of Sales

Cost of sales is composed of equipment material costs and is directly related to equipment sales. Increased equipment sales volume in 2012 drove a 32% increase in cost of sales as compared to 2011 which is in a similar proportion to the increase in equipment revenue. The gross margin for equipment revenue and associated material costs declined slightly in 2012 primarily driven by large orders which usually have lower margins. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services declined $55,000 or 1% in 2012 when compared to 2011. The decrease is attributable to a decline of $261,000 in contract labor expense which was partially offset by an increase of $379,000 in wages and benefits. Other costs also declined to provide the overall decrease in costs for this area.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $606,000 or 12% in 2012 compared to 2011. Growth in corporate expense of $411,000 is the primary factor to the year-over-year increase as more of our focus and resources shift toward this business segment.

Depreciation and Amortization

Depreciation expense remained constant in 2012 as compared to 2011.

Telecom Segment

The following table provides a breakdown of the Telecom Segment operating results.

Telecom

	For Year Ended December 31
(Dollars in thousands)	2012	% Change	2011	% Change	2010
Operating revenue before intersegment eliminations:

Operating revenue
Local service	$12,955	-10%	$14,363	-6%	$15,288
Network access	19,160	-15%	22,489	-3%	23,150
Broadband	19,748	-3%	20,371	8%	18,832
Directory	3,069	-8%	3,346	-8%	3,627
Long distance	2,473	-14%	2,892	-9%	3,185
BillpProcessing	4,322	0%	4,314	13%	3,808
Intersegment	1,792	10%	1,632	-17%	1,976
Other	1,227	-27%	1,682	-21%	2,128
Total Telecom operating revenue	$64,746	-9%	$71,089	-1%	$71,994

Total Telecom revenue before intersegment eliminations:
Unaffiliated customers	$62,954		$69,457		$70,018
Intersegment	1,792		1,632		1,976
	64,746		71,089		71,994

Cost of services (excluding depreciation and amortization)	29,606	-6%	31,509	-3%	32,578
Selling, general and administrative expenses	11,076	-8%	12,027	-1%	12,154
Depreciation and amortization	16,452	1%	16,270	3%	15,737
Total Telecom costs and expenses	57,134	-4%	59,806	-1%	60,469

Operating income	$7,612	-33%	$11,283	-2%	$11,525

Net income	$4,618	-32%	$6,776	2%	$6,652

Capital expenditures	$10,203	9%	$9,392	11%	$8,424

Key metrics
Business access lines	20,251	-13%	23,316	-3%	24,043
Residential access lines	22,145	-9%	24,386	-10%	27,199
Total access lines	42,396	-11%	47,702	-7%	51,242
Long distance customers	30,048	-7%	32,280	-5%	33,854
Digital Subscriber Line customers	19,985	2%	19,531	-1%	19,667
Digital TV customers	10,640	3%	10,374	-2%	10,562

Revenue

Local Service. We receive monthly recurring revenue from customers primarily for providing local telephone services, enhanced calling features, miscellaneous local services and reciprocal compensation from wireless carriers.

Local service revenue declined $1,408,000 or 10% in 2012 compared to 2011. As with most wireline telecommunication operations, we have experienced a loss of local access lines due to increased competition, changing economic conditions and technological developments providing alternative communication options. Business customers are also substituting traditional access lines for wireless alternatives and VoIP services which are offered by our Fiber and Data Segment and our competitors. We expect a portion of Telecom's local access revenue will continue to shift to services offered in our other segment.

In each of the past three years, we experienced residential line losses of 9%-10% while experiencing business customer line losses of 3%-4%. In 2012, our business customer line loss increased to 13%, driven by the impact of provisions in FCC order 11-161 affecting local market-traffic stimulation, which required modification of a contract with an external communications provider, resulting in the removal of the majority of their lines in early 2012. We expect to experience a more modest erosion of access lines driven by market forces and substitution of the traditional access lines in 2013.

In response to the erosion of this revenue stream, we implemented new competitive residential bundles to help retain customers and to gain new customers.

Network Access. We receive a variety of fees and settlements to compensate us for the origination, transport, and termination of calls and traffic on our network. These include the fees assessed to interexchange carriers, subscriber line charges imposed on end-users and settlements from nationally administered and jointly funded revenue pools.

Network access revenue declined $3,329,000 or 15% in 2012 when compared to 2011. The combination of broad-based competition from wireless carriers and cable providers resulting in lower minutes of use on our network, regulatory changes and carriers optimizing their own networks lowering demand of special access circuits have contributed to the decline in this revenue stream. The access line decline is also a contributing factor to the reduction in network access revenue. Traffic sensitive revenue, including minutes-of-use and tandem switching functions, comprised $2,142,000 or 64% of the year-over-year revenue decline.

FCC Order 11-161 contains comprehensive rules reforming all forms of intercarrier compensation and implements a new support mechanism for the deployment of broadband services. Generally, the intercarrier compensation reform outlines a path toward a "bill & keep" method where there is no compensation for termination of traffic received from another carrier. The transition to this method includes numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. One such step includes the introduction of the Connect America Fund ("CAF"), a support mechanism designed to replace some of the carriers' lost revenue during the transition period outlined in the order. Implementation of the CAF program beginning in August 2012 has somewhat stabilized the decline in our intercarrier compensation revenue stream.

Broadband. We receive monthly recurring revenue for a variety of broadband data network services to our customers. Broadband services include: DSL service, Internet service, digital TV services and services for business customers.

Broadband revenue declined $623,000 or 3% in 2012 when compared to 2011. Broadband products and services continue to endure price compression as a result of competitive pressures. Year-over-year we have seen a gain of 3% in our digital TV customer base and 2% gain in our DSL subscriber base. We continue to lead with a competitive multi-service bundle which provides discounts and incentives for our customers when bundling digital TV, Internet and voice services. Additional savings are offered when customers opt into a six month, one or two-year agreement. Approximately 87% of bundle subscribers have chosen a two year agreement. In spite of small increases in our customer base, the overall net decrease in broadband revenue is due to lower revenue per customer as a result of our pricing strategies and market conditions.

Directory. We receive monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories.

Directory revenue declined $277,000 or 8% in 2012 when compared to 2011. We expect this trend to continue as demand for published advertising is decreasing as various online platforms become preferred.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service, and long distance private lines.

Long distance revenue decreased $419,000 or 14% in 2012 when compared to 2011. The decrease is the result of a decline in customers, access lines and billable minutes as customers are opting for unlimited long distance calling plans and reduced rates-per-minute due to competition.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue in 2012 remained consistent with 2011 revenue. Success in selling SuiteSolution, our billing and customer management system, to other communication service providers continues to drive revenue. Customer growth has increased demand for contract and support services revenue also.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue declined $455,000 or 27% in 2012 when compared to 2011. The decline is attributed to lower revenue from a joint network arrangement, wholesale contract services and customer premise equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) declined $1,903,000 or 6% in 2012 when compared to 2011. The primary contributors include: (1) a decrease of $792,000 in conference bridge commission expense related to the termination of service to a large communications provider, (2) a decrease of $791,000 in wage and benefit expense resulting from an overall reduction in our workforce and (3) a $384,000 decrease in access expense related to the decline in revenue. The expense decreases mentioned above were partially offset by an increase of $424,000 in programming costs related to providing video as fees per subscriber and our customer base grow.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $951,000 or 8% in 2012 when compared to 2011. The decline is attributable to a decrease of $1,017,000 in corporate expense as more of our focus and resources shift toward the Fiber and Data and Equipment Segments, and also a reduction of $331,000 in property taxes due to property valuation. Those two items were in part offset by an increase of $393,000 in wage and benefit expense associated with our Information Solutions group which primarily supports internal IT projects.

Depreciation and Amortization

Depreciation and amortization expense increased $182,000 or 1% in 2012 over 2011. Capital expenditures associated with our broadband infrastructure continue to impact the level of depreciation in this segment.

Corporate and Consolidated Results

Corporate Operating Income

Our Corporate operations incurred an operating loss of $534,000 in 2012, an improvement of $1,186,000 compared to 2011. The year-over-year change is driven by lower professional fees in 2012 as 2011 included fees relating to the IdeaOne acquisition and a decrease in incentive and stock-based compensation in 2012.

Interest Expense

Consolidated interest expense decreased $526,000 or 8% in 2012 after having increased $2,191,000 or 54% in 2011, respectively, compared to the respective prior years. The change in the fair market value of our interest rate swap agreements decreased interest expense by $37,000 in 2012 and increased interest expense by $1,390,000 in 2011. Excluding fair market value adjustment, interest expense would have increased 18% in 2012 over 2011 and decreased 1% in 2011 over 2010. The 18% increase in interest expense is driven primarily by our increased debt balance relating to the IdeaOne acquisition. A reconciliation table can be found in the non-GAAP measures section.

Our 2012 year-end debt obligation balance (current and long-term) of $136,781,000 increased $16,546,000 from 2011 which followed a $1,276,000 increase from 2010. Effective interest rates were 4.2%, 4.1% and 4.1% in 2012, 2011 and 2010, respectively. We are expecting similar levels of interest expense in 2013 as we reported in 2012.

Income Taxes

Income tax expense was $5,383,000 which is an increase of $341,000 or 7% compared to 2011. The effective tax rate was 39.3%, 37.5% and 25.8% for 2012, 2011 and 2010, respectively. The effective tax rate in 2011 and 2010 was impacted by the release of income tax reserves and associated interest of $406,000 and $2,726,000, respectively. The effective tax rate would have been 40.5% in 2011 and 41.6% in 2010 without the release of the income tax reserves and associated interest.

Inflation

It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates this trend will continue in the near future.

Liquidity and Capital Resources

Working Capital

Working capital (i.e. current assets minus current liabilities) was $11,364,000 as of December 31, 2012 compared to working capital of $23,079,000 as of December 31, 2011. The ratio of current assets to current liabilities was 1.3 as of December 31, 2012 and 1.8 as of December 31, 2011. The level of working capital in 2011 was higher than historical ratios and the 2012 ratio is similar to the levels in years prior to 2011.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) of HickoryTech was $185,629,000 at December 31, 2012, reflecting 26% equity and 74% debt. This compares to a capital structure of $163,432,000 at December 31, 2011, reflecting 26% equity and 74% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a leverage ratio of approximately 2.9 times debt to EBITDA as defined in our credit agreement; well within acceptable limits for our agreement and our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $8,115,000 and $6,920,000 as of December 31, 2012 and 2011, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 "Extended Term Payable").

In 2012, our primary source of liquidity was from operations. We did not change our equity capitalization in 2012 and equity was not a new source of liquidity during this period. Cash and cash equivalents of $8,305,000 at December 31, 2012 decreased $4,752,000, as compared to the $13,057,000 in cash and cash equivalents at December 31, 2011. In 2012, we made a $4,000,000 voluntary debt pay down and used approximately $6,000,000 to complete the IdeaOne Telecom acquisition ($4,337,000 to fund the acquisition and $1,843,000 to pay assumed liabilities). These unique cash payments were offset by affects of our lower working capital position in 2012 versus 2011.

Cash Flows

Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, cash and cash equivalents currently on-hand, borrowings available under our credit facility and other internal and available external resources. For temporary increases in cash demand we use our cash inflow and for more significant fluctuations in liquidity caused by internal growth initiatives we utilize our senior credit facility. These sources coupled with our access to a $30,000,000 revolving credit facility (presently unused) provide further assurance against interruption in our business plans due to financing. Our expected primary uses of cash include ongoing operating requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends, as they are declared.

While it is often difficult for us to predict the impact general economic conditions may have on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We are in full compliance with our debt covenants as of December 31, 2012 and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our senior debt agreement will be the sole external source of financing for the foreseeable future.

We feel we can adjust the timing and/or the number of strategic and growth initiatives according to any limitation which may be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

Cash generated from operations represents the amount of cash generated by our daily operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations during the year ended December 31, 2012 was $41,381,000 an increase of $326,000 compared to the year ended December 31, 2011. In both years cash generated from operations was primarily attributable to net income plus non-cash expenses including depreciation and amortization. The difference in the change in operating assets and liabilities was $2,713,000 when comparing 2012 to 2011. In 2012, we saw a decrease in our receivables and inventory balances compared to 2011. Both are primarily attributable to the timing and volume of customer orders associated with our Equipment Segment.

Cash used for investing activities was $55,159,000 up $33,839,000 compared to 2011. Approximately 78% of the increase was driven by our acquisition of IdeaOne Telecom for an adjusted purchase price of $26,337,000 which was funded partially with cash reserves of $4,337,000 and the remaining $22,000,000 with additional term loan debt. Capital expenditures increased 41% when comparing 2012 to 2011 after netting out the $5,745,000 received in 2012 and the $6,945,000 we received in 2011 from the National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant.

Capital spending continues to be our primary recurring investing activity and allows us to expand and enhance our network and service offerings, and remain competitive. We continue to focus on strategic investments in success-based and network expansion projects, such as last-mile builds to customer premises, fiber connections to cellular towers and expansion in key strategic locations, along with required spending to add capacity and maintain our network. Investment in business services will continue to support growth and customer demand in backhaul transport services optimizing long-term revenue opportunities. Based on current short range planning, we expect our capital spending during 2013 to range between $24,000,000 and $28,000,000. Unforeseeable situations or opportunities may arise which could either increase or decrease the amount of capital spending.

In 2012, construction continued on our Greater Minnesota Broadband Collaborative project which is being funded in part by the NTIA BTOP grant. The project will extend our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations with a high-capacity broadband network. As of December 31, 2012, 100% of the backbone routes have been completed with lighting of the northwestern Minnesota route and additional laterals to be completed in 2013. The project is required to be complete by August 2013 and based on our current projections we expect to meet the deadline.

Financing activities primarily consist of borrowings and payments on our credit facility and the payment of dividends to our shareholders. Cash provided by financing activities was $9,026,000 in 2012 compared to cash used in financing activities of $7,403,000 in 2011. In the first quarter of 2012, we entered into an Incremental Term credit facility of $22,000,000 as an extension of our senior credit facility to fund the purchase of IdeaOne Telecom. During the year ended December 31, 2012 and 2011, we used $7,620,000 and $7,281,000 in cash to make dividend payments to our shareholders, respectively. At the end of September 2012, our board of directors declared a fourth quarter dividend of $.145 per share, representing a 3.5% increase from the previous dividend. We expect to pay similar dividends in the future; however, this is dependent upon many factors, such as: operating results, capital requirements, debt compliance and other factors.

Our long-term obligations, including current maturities of debt and capital leases as of December 31, 2012 and 2011 were $136,781,000 and $120,235,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States of America ("non-GAAP financial measures"). These calculations allow for the inclusion of historical EBITDA results for IdeaOne Telecom, our acquisition which closed on March 1, 2012. The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:		December 31, 2012
(A)	Total debt (including outstanding letters of credit)	$136,801

(B)	EBITDA per our credit agreement
	Three Months Ended 12-31-12	12,048
	Three Months Ended 9-30-12	11,429
	Three Months Ended 6-30-12	11,233
	Three Months Ended 3-31-12	11,466
	IdeaOne Telecom Historical EBITDA (reflects two months)	833
	Total EBITDA per our credit agreement	$47,009

Total Leverage Ratio (A)/(B)		2.91

Maximum leverage ratio allowed per our credit facility		3.5

Debt Service Coverage Ratio:		December 31, 2012
(A)	EBITDA per our credit agreement, minus	$47,009
	Income Taxes	$(5,383)
	IdeaOne Telecom Historical Data (reflects two months)	(97)
		$41,529

(B)	the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	$7,341

Debt Service Coverage Ratio (A)/(B)		5.7

Minimum debt service ratio allowed per our credit facility		2.5

Additional disclosure relating to our long-term debt and revolving credit facilities can be found in Note 9 "Debt and Other Obligations."

Obligations and Commitments

The following table sets forth our contractual obligations, along with the cash payments due each period.

(Dollars in thousands)
			2014 to	2016 to	2018 and
Contractual Obligations	Total	2013	2015	2017	after
Long-term debt	$136,335	$1,420	$2,840	$132,075	$-
Interest on long-term debt (A)	20,496	5,181	10,240	5,075	-
Capital lease obligations	446	228	218	-	-
Interest on capital leases	31	23	8	-	-
Purchase obligations (B)	4,166	4,166	-	-	-
Pension benefit obligations (C)	5,333	288	833	954	3,258
Operating leases	12,279	2,354	4,470	2,605	2,850
Total contractual cash obligations	$179,086	$13,660	$18,609	$140,709	$6,108

(A)
Interest on long-term debt is estimated using rates in effect as of December 31, 2012. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 "Financial Derivative Instruments").

(B)	Purchase obligations consist primarily of commitments incurred for equipment purchases.
(C)	Pension benefit obligations consist of the expected net premium payment for healthcare and life insurance benefits to be paid relative to our post-retirement benefit plan.

In addition, we have change of control agreements with key executives. These potential commitments are not included in the above schedule.

As of December 31, 2012, we recognized a liability for uncertain tax positions of approximately $236,000. The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Reconciliation of non-GAAP financial measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures including EBITDA and EBITDA (as defined in our credit agreement) to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. Reconciliations to the most directly comparable GAAP measure are provided below.

(Dollars in thousands)	2012	2011	2010	2009	2008
Net income	$8,298	$8,401	$12,592	$12,102	$6,925
Add:
Income taxes	5,383	5,042	4,365	1,048	4,689
Interest expense	5,749	6,275	4,084	5,540	8,705
Depreciation and amortization	26,746	23,056	22,022	21,177	20,606
EBITDA	$46,176	$42,774	$43,063	$39,867	$40,925
Adjustments allowed under our credit agreement:
Acquisition related expenses	-	510	-	-	-
IdeaOne Telecom historical EBITDA (reflects two months)	833	-	-	-	-
EBITDA per our credit agreement	$47,009	$43,284	$43,063	$39,867	$40,925

(Dollars in thousands)	For Years Ended December 31,
Reconciliation of interest expense:	2012	2011	2010
Reported interest expense	$5,749	$6,275	$4,084
Less:
Interest rate swap fair value adjustment	(37)	1,390	(830)
Interest expense excluding fair market value adjustment	$5,786	$4,885	$4,914

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations stated in this 2012 Annual Report on Form 10-K are based upon HickoryTech's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of significant accounting policies, see Note 1 "Summary of Significant Accounting Policies." There were no significant changes to these accounting policies during the year ended December 31, 2012.

Revenue Recognition

See Note 1 "Summary of Significant Accounting Policies." We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts to reflect estimated losses resulting from the inability of our customers to make required payments. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful. This allowance is based on the likelihood of recoverability of accounts receivables based on past experience and management's best estimates of current bad debt exposures. If our customers' creditworthiness deteriorates, actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which would have an impact on our financial results.

Inventories

We value our inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated excess obsolete or unmarketable inventory to the estimated market value based on replacement costs or upon assumptions about future consumption, technology changes, customer demands and market conditions. Reductions to inventory carrying value establish a new, lower cost basis for inventory, and subsequent changes in facts and circumstances do not restore the former cost basis or increase a formerly established cost basis. See Note 1 "Summary of Significant Accounting Policies."

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

Financial Derivative Instruments

We believe it is prudent to limit the variability of our interest expense. We enter into fixed interest rate swap agreements (financial derivative instruments) to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on our variable rate debt.

We account for our financial derivative instruments in accordance with ASC 815, "Derivatives and Hedging." ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three month LIBOR rate over the life of each swap. Our financial derivative instruments are not designated as hedges and therefore are not accounted for using hedge accounting. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as a component of interest expense. See Note 12 "Financial Derivative Instruments."

Goodwill

We evaluate goodwill for impairment for each reporting unit annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, or qualitative factors indicate that it is more likely than not that its fair value is less than its carrying value, we perform a second step to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using industry and peer-specific valuation methods and trading multiples common to our industry.

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 50% decrease in the fair value of any of our reporting units as of December 31, 2012 would have had no impact on the carrying value of our goodwill. See Note 2 "Goodwill and Other Intangible Assets."

Income Taxes

In accounting for income taxes, deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary from our assumptions, we may be required to adjust the carrying value of deferred tax assets and liabilities. Valuation allowances are recorded related to deferred tax assets based on the "more likely than not" criteria. We recognize interest and penalties related to income tax matters as income tax expense.

We are required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See additional disclosures in Note 11 "Income Taxes."

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items, such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the carrying value of the deferred tax asset is reduced by a valuation allowance. To the extent that we establish a valuation allowance or increase an allowance in a period, it must be included as an expense within the tax provision in the Statements of Income. We had valuation allowances of $1,574,000 and $1,733,000 at December 31, 2012 and 2011, respectively, due to uncertainty about the realization of certain benefits associated with net operating losses generated in the states of Iowa and Minnesota. In addition, we carry reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the Consolidated Statements of Income.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. Changes in these assumptions and estimates could significantly impact our post-retirement benefit costs and obligations. See Note 1 "Summary of Significant Accounting Policies" along with Note 10 "Employee Retirement Benefits."

In December 2012, we adopted an amendment to the plan, effective January 1, 2014, which establishes a fixed dollar benefit for both future and current post-65 Medicare eligible retirees. The amendment reduced the Accumulated Post-retirement Benefit Obligation by $7,305,000 as of December 31, 2012, which will be recognized as part of Prior Service Cost over the average future service period of participants to reach full eligibility (approximately 12 years). We expect that the amendment to the plan will decrease associated benefits expense in all future periods and decrease cash contributions beginning in 2014.

Property, Plant and Equipment

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets. The composite depreciation rates on the ILEC telephone plant were 3.3%, 4.1% and 4.1% for 2012, 2011 and 2010, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 50 years. Maintenance and repairs are charged to expense as incurred.

Data on utilization of equipment and asset retirements is reviewed on a consistent basis to determine if adjustments to our depreciation rates are needed. Significant judgment is required in selecting the appropriate estimated economic life of communications and business property and equipment due to the rapid changes in technology along with the current intensifying competitive environment. See Note 1 "Summary of Significant Accounting Policies."

Incentive and Stock-Based Compensation

Our employee incentive compensation plans provide for distributions based on achievement of specific organizational operating results or individual employee objectives. For share-based payments, we apply a fair value based measurement method in accounting for and recording compensation cost. Compensation charges are recognized over the requisite service period as specified by the stock award plan.

Performance and stock-based awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in compensation expense. See Note 7 "Stock Compensation."

Off-Balance Sheet Arrangement/Contingent Commitments

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

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

See Note 1 "Summary of Significant Accounting Policies."

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations.

We use derivative financial instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2012 and 2011, our interest expense would have increased $242,000 and $169,000, respectively. Disclosure relating to our financial derivative instruments can be found in Note 12 "Financial Derivative Instruments".

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hickory Tech Corporation

We have audited the accompanying consolidated balance sheet of Hickory Tech Corporation (the "Company") as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hickory Tech Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013, expressed an adverse opinion thereon.

/s/ Moss Adams LLP

Spokane, Washington
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hickory Tech Corporation

We have audited Hickory Tech Corporation's (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

The Company did not have effective controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles around complex and/or non-routine transactions, including accounting for its share-based compensation arrangements and accounting for interest rate swap financial derivative instruments.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2012, of the Company, and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, Hickory Tech Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hickory Tech Corporation as of December 31, 2012, and the consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended, and our report dated March 7, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Spokane, Washington
March 7, 2013

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited the accompanying consolidated balance sheet of Hickory Tech Corporation (a Minnesota Corporation) and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation and subsidiaries as of December 31, 2011 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
November 9, 2012

Item 8.	Financial Statements and Supplementary Data

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31

(Dollars in thousands, except share and per share amounts)	2012	2011	2010
Operating revenue:
Equipment	$52,219	$39,816	$39,406
Services	130,977	123,722	122,841
Total operating revenue	183,196	163,538	162,247

Costs and expenses:
Cost of sales, excluding depreciation and amortization	45,054	34,163	33,300
Cost of services, excluding depreciation and amortization	63,753	59,480	60,897
Selling, general and administrative expenses	28,257	27,184	25,060
Depreciation and amortization	26,746	23,056	22,022
Total costs and expenses	163,810	143,883	141,279

Operating income	19,386	19,655	20,968

Other income and expense:
Interest and other income	44	63	73
Interest expense	(5,749)	(6,275)	(4,084)
Total other (expense)	(5,705)	(6,212)	(4,011)

Income before income taxes	13,681	13,443	16,957
Income tax provision	5,383	5,042	4,365

Net income	$8,298	$8,401	$12,592

Basic earnings per share	$0.62	$0.63	$0.95

Weighted average common shares outstanding	13,409,743	13,296,668	13,188,674

Diluted earnings per share	$0.61	$0.63	$0.95

Weighted average common and equivalent shares outstanding	13,528,039	13,419,647	13,239,113

Dividends per share	$0.565	$0.545	$0.525

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31

(Dollars in thousands)	2012	2011	2010
Net income	$8,298	$8,401	$12,592
Other comprehensive income:
Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial gain (loss)	1,544	(1,205)	(448)
Prior service credit	7,230	161	(55)
Transition asset	60	60	60
Adjustment to post-retirement benefit plan	(1,034)	-	-
Income tax (benefit) expense	(3,106)	392	176
Change in post-retirement benefit plan	4,694	(592)	(267)

Comprehensive income	$12,992	$7,809	$12,325

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31

(Dollars in thousands except share and per share amounts)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$8,305	$13,057
Receivables, net of allowance for doubtful accounts of $278 and $436	22,530	25,317
Inventories	8,379	9,297
Income taxes receivable	596	498
Deferred income taxes, net	1,887	1,559
Prepaid expenses	2,092	1,801
Other	1,399	964
Total current assets	45,188	52,493

Investments	3,213	4,277

Property, plant and equipment	437,623	397,140
Accumulated depreciation and amortization	(254,664)	(242,886)
Property, plant and equipment, net	182,959	154,254

Other assets:
Goodwill	29,028	27,303
Intangible assets, net	4,811	2,314
Deferred costs and other	3,105	3,345
Total other assets	36,944	32,962

Total assets	$268,304	$243,986

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,818	$4,661
Extended term payable	8,115	6,920
Deferred revenue	7,362	6,251
Accrued expenses and other	10,881	10,175
Current maturities of long-term obligations	1,648	1,407
Total current liabilities	33,824	29,414

Long-term liabilities:
Debt obligations, net of current maturities	135,133	118,828
Accrued income taxes	236	154
Deferred revenue	1,085	1,131
Financial derivative instruments	2,432	2,469
Accrued employee benefits and deferred compensation	12,481	18,166
Deferred income taxes	34,265	30,627
Total long-term liabilities	185,632	171,375

Total liabilities	219,456	200,789

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,519,131 in 2012 and 13,396,176 in 2011	1,352	1,340
Additional paid-in capital	15,950	15,683
Retained earnings	30,987	30,309
Accumulated other comprehensive income (loss)	559	(4,135)
Total shareholders' equity	48,848	43,197

Total liabilities and shareholders' equity	$268,304	$243,986

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

(Dollars in thousands)	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$8,298	$8,401	$12,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,746	23,056	22,022
Deferred income tax provision	187	4,598	5,567
Employee retirement benefits and deferred compensation	1,038	1,289	1,248
Provision for losses on accounts receivable	290	299	1,010
Stock-based compensation	761	1,119	951
(Gain) on sale of assets, retirements and disposals	(154)	(162)	(977)
(Gain) loss on financial derivative instruments	(37)	1,390	(830)
Accrued patronage refunds	(707)	(529)	(525)
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	2,792	(976)	(5,922)
Prepaid expenses	(291)	(200)	(275)
Inventories	(13)	(4,416)	(453)
Accounts payable and accrued expenses	1,077	4,276	(126)
Deferred revenue, billings and deposits	1,060	911	(1,640)
Income taxes	16	2,911	(7,110)
Other	318	(260)	656
Net cash provided by operating activities	41,381	41,707	26,188

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(35,998)	(28,385)	(22,888)
Broadband stimulus grant received	5,745	6,945	-
Redemption of investments	1,415	-	-
Proceeds from sale of assets	16	120	1,261
Acquisition, net of cash acquired	(26,337)	-	120
Other	-	-	(20)
Net cash (used in) investing activities	(55,159)	(21,320)	(21,527)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	56,999	57,587	54,507
Payments on extended term payable arrangement	(55,804)	(58,921)	(53,041)
Borrowings on credit facility	22,000	147,700	24,400
Payments on credit facility and capital lease obligations	(7,170)	(146,496)	(26,593)
Proceeds from issuance of common stock	621	571	421
Change in cash overdraft	-	(238)	238
Stock repurchase	-	(325)	-
Dividends paid	(7,620)	(7,281)	(6,940)
Net cash provided by (used in) financing activities	9,026	(7,403)	(7,008)

Net (decrease) increase in cash and cash equivalents	(4,752)	12,984	(2,347)
Cash and cash equivalents at beginning of the year	13,057	73	2,420
Cash and cash equivalents at the end of the year	$8,305	$13,057	$73

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,965	$4,611	$5,224
Net cash paid (received) for income taxes	$5,180	$(2,467)	$5,908
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$133	$73	$660

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31
(Dollars in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid – In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2009	13,100,568	$1,310	$12,975	$23,537	$(3,276)	$34,546

Employee stock plans	136,249	14	851			865
Directors' stock plans	31,855	3	259			262
Dividend reinvestment plan	29,954	3	243			246
Net income				12,592		12,592
Dividends paid				(6,940)		(6,940)
Other comprehensive loss,
Net of income taxes					(267)	(267)
Balance, December 31, 2010	13,298,626	1,330	14,328	29,189	(3,543)	41,304

Employee stock plans	80,775	8	1,154			1,162
Directors' stock plans	24,834	2	250			252
Dividend reinvestment plan	28,189	3	273			276
Stock repurchase	(36,248)	(3)	(322)			(325)
Net income				8,401		8,401
Dividends paid				(7,281)		(7,281)
Other comprehensive loss,
Net of income taxes					(592)	(592)
Balance, December 31, 2011	13,396,176	1,340	15,683	30,309	(4,135)	43,197

Employee stock plans	63,915	6	482			488
Directors' stock plans	28,595	3	287			290
Dividend reinvestment plan	30,445	3	300			303
Reclassification to liability			(802)			(802)
Net income				8,298		8,298
Dividends paid				(7,620)		(7,620)
Other comprehensive income,
Net of income taxes					4,694	4,694
Balance, December 31, 2012	13,519,131	$1,352	$15,950	$30,987	$559	$48,848

The accompanying notes are an integral part of the consolidated financial statements.

HICKORYTECH CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2012, 2011 and 2010

Note 1. Summary of Significant Accounting Policies

HickoryTech Corporation (dba HickoryTech and Enventis) is a leading integrated communications provider serving business and residential customers in the upper Midwest. Headquartered in Mankato, Minnesota, HickoryTech has a five-state fiber network spanning 4,100 route miles with facilities-based operations across Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Enventis provides IP-based voice and data solutions, MPLS networking, data center, managed hosted services and communication systems to businesses across a five-state region. HickoryTech delivers broadband Internet, digital TV, voice and data services to businesses and consumers in southern Minnesota and northwest Iowa.

Our accounting policies conform with accounting principles generally accepted in the United States of America and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on shareholders' investments).

Principles of Consolidation

Our consolidated financial statements report the financial condition and results of operations for HickoryTech Corporation and its subsidiaries in three business segments: Fiber and Data, Equipment and Telecom. Intercompany transactions have been eliminated from the consolidated financial statements.

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

As of December 31, 2012 we have incurred $19,745,000 of capital expenditures of which $5,923,000 is recorded as an asset in property, plant and equipment. We have received $12,690,000 in grant money from the NTIA and have accrued $1,100,000 at year-end for pending reimbursements. At December 31, 2011 we had incurred $12,664,000 of capital expenditures of which $3,799,000 was recorded as an asset in property, plant and equipment.

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

·
Fiber and data services are sold primarily through a contractual flat monthly fee. Monthly billings for our commercial customer base include charges for voice and long distance services. The revenue generated for these services is typically billed at the beginning of the month for the coming month's services and recognized during the month in which services are provided.

·
We manage customer voice and/or data services. Under these arrangements, we bill either a flat monthly fee or a fee that is variable based on the number of "seats" the customer has. This revenue is recognized on a monthly basis as the services are provided.

Equipment Revenue Recognition: Revenue is generated from the following primary sources: i) the sale of voice and data communications equipment, ii) design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, and iv) the sale of professional support services related to customer voice and data systems. We often enter into arrangements which include multiple deliverables. Our revenue recognition policy for each of these types of products and services along with an overview of multiple-deliverable arrangements follows:

·
When we sell Cisco voice and data communications equipment with no installation obligations (equipment only sales), all warranty obligations reside with Cisco and our performance obligation is complete upon delivery of the equipment to the customer. Therefore, we recognize revenue when the equipment is delivered to the customer site.

·
When we sell Cisco voice and data communications equipment with third-party installation obligations, terms of the agreements may include customer-specific acceptance provisions. For arrangements with no customer-specific acceptance arrangements, we recognize revenue when title passes to the customer. For contracts with customer specific acceptance provisions, we defer revenue recognition until we receive formal customer acceptance and after all other revenue recognition criteria have been met.

·
When we sell equipment to customers, we also often sell Cisco support contracts ("SmartNet" contracts). These support contracts state that Cisco will provide all support services, product warranty and updates directly to the customer. Because we have no service obligations under these types of contracts, the earnings process has culminated for us upon the sale of the contract and therefore revenue is recognized immediately. Further, we are serving in an agency relationship to the customer for the sale of the contract and therefore the revenue is recorded net of the cost that we pay Cisco for the contract.

·
Support services revenue also includes "24x7" support of a customer's voice and data networks. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis, but may be sold as a prepaid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if prepaid).

·
Multiple-deliverable arrangements primarily include the sale of Cisco communications equipment and associated support contracts, along with professional services providing design, configuration and installation consulting. When an equipment sale involves multiple elements, revenue is allocated to each respective element. In the event that we enter into a multiple element arrangement and there are undelivered elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. Cisco equipment, maintenance contracts and professional services all meet the criteria to qualify as separate units of accounting. We utilize Cisco list prices as third party evidence for stand-alone value for our equipment and support contracts. We analyze professional services billings quarterly to determine vendor-specific objective evidence of selling price. We calculate the median of all services performed on a stand-alone basis and consider fair value of professional services performed as part of a multiple element arrangement to be any rate that is within 15% of the median.

Telecom Revenue Recognition: Revenue is earned from monthly billings to customers for local voice services, long distance, digital TV, DSL, Internet services, hardware and other services. Revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles, we accrue revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned.

Our Telecom Segment markets competitive service bundles which may include multiple deliverables. Our base bundles consist of voice services (including a business or residential phone line), calling features and long distance. Customers may choose to add additional services including internet, DSL and digital/IP TV services to the base bundle packages. Separate units of accounting within the bundled packages include voice services, Internet, DSL and digital/IP TV services. Revenue for all services included in our bundles is recognized over the same service period, which is the time period in which service is provided to the customer. Service bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the relative selling price of the services included in each bundled combination.

Some revenue is realized under pooling arrangements with other service providers and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods.

Classification of Costs and Expenses

Cost of sales for the Equipment Segment is primarily for equipment and materials associated with the installation of products for customers. Labor associated with installation work is not included in this category, but is included in cost of services (excluding depreciation and amortization) described below.

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

Shipping and Handling

Shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs are included in cost of services.

Cash and Cash Equivalents

At December 31, 2012 and 2011, cash and cash equivalents totaled $8,305,000 and $13,057,000, respectively. We consider short-term investments with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. As of December 31, 2012, our cash deposits, which are held primarily with one institution, exceeded federally insured limits.

Receivables

As of December 31, 2012 and 2011, consolidated receivables totaled $22,530,000 and $25,317,000, respectively, net of the allowance for doubtful accounts. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts to reflect estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once we determine the account is uncollectible. Accounts receivable are presented net of a valuation allowance as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010

Balance at beginning of period	$436	$570	$643
Additions charged to costs and expenses	290	299	1,010
Deductions	(448)	(433)	(1,083)
Balance at end of period	$278	$436	$570

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance or to be consumed in scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers to the vendors for credit, as well as maintenance contracts associated with customer sales which have not yet transferred to the customer. The inventory value in the Fiber and Data Segment and the Telecom Segment are comprised of raw materials, to be consumed in capital projects, and finished goods, to be used in the delivery of services at the customer premise. The inventory value in the Equipment Segment is primarily comprised of finished goods in transit to customers or at customers' locations pending the title transfer. The inventory level in the Equipment Segment is subject to the fluctuations in equipment sales activity and the timing of individual customer orders and installations.

Inventory balances by segment are as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Fiber and Data	$665	$950
Equipment	$6,201	$6,631
Telecom	$1,513	$1,716

We value inventory using the lower of cost (perpetual weighted average-cost or specific identification) or market method. We adjust our inventory carrying value for estimated excess obsolete or unmarketable inventory to the estimated market value based on replacement costs or upon assumptions about future consumption, technology changes, customer demands and market conditions. Reductions to inventory carrying value establishes a new, lower cost basis for inventory, and subsequent changes in facts and circumstances do not restore the former cost basis or increase a formerly established cost basis. As market and other conditions change, we may establish additional inventory reserves.

Investments

Investments include $837,000 and $2,252,000 of non-interest bearing Subordinated Capital Certificates from RTFC, $2,180,000 and $2,005,000 from CoBank as of December 31, 2012 and 2011, respectively. Minority shares of cooperatives' equity totaling $196,000 and $20,000 was also held as of December 31, 2012 and 2011, respectively. Investments are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost of acquisition or construction. The costs of additions, replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. We have determined that interest cost associated with capital projects to be immaterial and no interest cost has been capitalized.

			Estimated
(Dollars in thousands)	2012	2011	Useful Lives
Land	$1,102	$1,074
Buildings	21,142	22,271	28-40 years
Leasehold improvements	4,680	4,073	3-39 years
Network and outside plant facilities	366,097	329,230	3-50 years
Furniture, fixtures and equipment	37,756	35,510	3-15 years
Construction in progress	6,846	4,982
	437,623	397,140
Less: Accumulated depreciation and amortization	(254,664)	(242,886)
Property, plant and equipment, net	$182,959	$154,254

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets using either the group or unit method. The group method is used for depreciable assets associated with the regulated incumbent local exchange carriers' ("ILEC") plant and equipment. A depreciation rate for each asset group is determined based on the group's average useful life. The composite depreciation rates on ILEC telephone plant were 3.3%, 4.1% and 4.1% for 2012, 2011 and 2010, respectively. When regulated ILEC assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. The unit method is applicable to non-regulated operations. When non-regulated assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss on disposition are included in operating income. Depreciation expense was $25,943,000, $22,702,000 and $21,665,000 in 2012, 2011 and 2010, respectively.

Property, plant and equipment includes: fiber optic cable, indefeasible rights of use of fiber installed by others accompanied by ownership rights, equipment and software supporting our internal networking lab and system monitoring services, copper infrastructure, central office equipment, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery and other equipment.

The Telecom Segment leases certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in furniture, fixtures and equipment and amounted to $411,000 and $506,000 ($2,405,000 and $2,272,000 asset, net of accumulated depreciation of $1,994,000 and $1,766,000) as of December 31, 2012 and 2011, respectively.

Capitalized Software Costs

We capitalize costs (including right to use fees) associated with acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use and is amortized over a period of three to ten years.

During 2012, 2011 and 2010, we capitalized $1,602,000, $755,000, and $176,000, respectively, of costs associated with software purchased or developed for internal use. The 2012 costs primarily relate to the purchase of applications related to enterprise software for contract management. The 2011 costs primarily relate to the purchase of web content management and document management systems. The 2010 costs primarily relate to licenses for database software. Capitalized internal software costs, net of accumulated amortization are included in property, plant and equipment at December 31, 2012, 2011 and 2010, respectively. Amortization expense relating to these costs amounted to $936,000, $675,000 and $568,000 in 2012, 2011 and 2010, respectively. The components of capitalized software for internal use are summarized below:

(Dollars in thousands)	2012	2011	2010
Capitalized software for internal use	$11,578	$9,976	$9,385
Accumulated amortization	8,515	7,579	7,068
Net capitalized software for internal use	$3,063	$2,397	$2,317

Financial Derivative Instruments

We enter into interest rate swap agreements (financial derivative instruments) to manage our exposure to interest rate fluctuations on a portion of our variable interest rate debt. See Note 12 "Financial Derivative Instruments."

Goodwill

Goodwill is not amortized, but tested for impairment at least annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If it is determined that the fair value of a reporting unit is less than its carrying amount, including goodwill, we perform a second step to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows, industry and peer-specific valuation methods and trading multiples common to our industry. We concluded that no asset impairment valuation charges were warranted during the periods presented. See Note 2 "Goodwill and Other Intangible Assets."

Long-Lived Assets

We review long-lived assets, including intangible assets subject to amortization, for impairment if certain events or changes in circumstances indicate impairment may be present. Impairment exists if the carrying value of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset at the date it is tested. No impairment was indicated during the periods presented.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. We are not currently funding the post-retirement benefits, but have accrued these liabilities. The post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. We use third-party specialists to assist us with measuring the expense and liabilities associated with employee post-retirement benefits.

Post-retirement benefits were calculated using the following methods. Any prior service cost or cumulative net gains and losses in excess of 10% of the Topic 715 corridor are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the plan. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on high-quality fixed income securities in a Treasury Bond Yield Curve which provides cash flows at the same time and in the same amount as the projected cash flows of the plan.

We utilized national market based data in developing the health care cost trend rate. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. If the assumptions utilized in determining the post-retirement benefit expense and liability differ from actual events, the results of operations for future periods could be impacted.

In December 2012, we adopted an amendment to the plan, effective January 1, 2014, which establishes a fixed dollar benefit for both future and current post-65 Medicare eligible retirees. The amendment reduced the Accumulated Post-retirement Benefit Obligation as of December 31, 2012, which will be recognized as part of Prior Service Cost over the average future service period of participants to reach full eligibility (approximately 12 years). We expect that the amendment to the plan will decrease associated benefits expense in all future periods and decrease cash contributions beginning in 2014.

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2012, the unrecognized net actuarial loss was $6,760,000. The recognized net actuarial loss outside the allowable corridor is expected to be recognized over the next 12 years. This amount will change in future years as economic and market conditions generate gains and losses.

Income Taxes

We account for income taxes using an asset and liability approach to financial accounting and reporting. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize interest and penalties related to income tax matters as income tax expense. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 11 "Income Taxes."

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $871,000, $908,000 and $909,000 in 2012, 2011 and 2010, respectively.

Stock-Based Compensation

Share-based payments are recognized as compensation expense based on their grant date or settlement date fair value, as applicable. We measure share-based payments as a single award and recognize stock compensation expense for awards with service and/or performance conditions ratably over the requisite service period for each separately vesting tranche of the award. The amount recognized is based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. To the extent actual performance and service requirements achieved is different, share-based compensation expense is adjusted accordingly. See Note 7 "Stock Compensation."

Accrued Incentive Compensation

Our employee incentive compensation plans provide for cash distributions based on achievement of specific organizational operating results or individual employee objectives. Accrued expenses included amounts for employee incentive compensation of $2,005,000 and $2,389,000 at December 31, 2012 and 2011, respectively.

Earnings and Dividends Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the diluted earnings per share calculation are based on the weighted average number of shares outstanding during the year increased by potentially dilutive common equivalent shares. Potentially dilutive common shares include stock options, stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan (ESPP), retention stock awards and stock awards subscribed under the Long-Term Executive Incentive Program (LTEIP). Dilution is determined using the treasury stock method. The Company does not use the two-class method to report its earnings per share. The two-class method includes an earnings allocation formula that determines earnings per share for common stock and restricted stock issued under the LTEIP, which participate in dividends. However, the application of this method would result in an immaterial change in earnings per share and is therefore not presented.

(Dollars in thousands, except share and earnings per share amounts)	2012	2011	2010

Net income	$8,298	$8,401	$12,592

Weighted average shares outstanding	13,409,743	13,296,668	13,188,674
Stock options (dilutive only)	12,254	12,531	3,321
Stock subscribed (ESPP)	2,185	-	-
Retention awards	31,416	23,899	7,305
Stock subscribed (LTEIP)	72,441	86,549	39,813
Total dilutive shares outstanding	13,528,039	13,419,647	13,239,113

Earnings per share:
Basic	$0.62	$0.63	$0.95
Diluted	$0.61	$0.63	$0.95

Dividends per share	$0.565	$0.545	$0.525

Options to purchase 77,150, 169,450 and 308,250 shares as of December 31, 2012, 2011 and 2010, respectively were not included in the computation of earnings per share because their effect on earnings per share would have been anti-dilutive.

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. In 2011, we acquired and retired 36,248 shares.

Balance Sheet Classification

Certain other assets in our 2011 Balance Sheet have been reclassified to conform to the current year classification. This reclassification had no effect on previously reported results of operations.

Recent Accounting Developments

In February 2013, the FASB issued ASU 2013-02 regarding the presentation of reclassification adjustments on the Statement of Comprehensive Income. The Update requires an entity present amounts reclassified from other comprehensive income (loss) to net income on the face of the statement where the components of net income and other comprehensive income are presented. We do not believe the adoption of this guidance will have a material impact on our disclosures or consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

Note 2. Goodwill and Other Intangible Assets

We have goodwill in all three of our operating units: Fiber and Data Segment goodwill resulted from our acquisition of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill resulted from our acquisition of Enventis Telecom and the Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997. The tax deductible portion of goodwill is $26,964,000. Our acquisition of IdeaOne Telecom resulted in goodwill of $1,725,000 which is deductible for tax purposes.

(Dollars in thousands)	December 31, 2012	December 31, 2011
Fiber and Data	$5,384	$3,659
Equipment	$596	$596
Telecom	$23,048	$23,048

We changed our date for conducting our analysis to October 1 of each year rather than December 31. This change is practicable and preferable as it (1) provides sufficient time to thoroughly perform the quantitative tests if asset impairment is indicated, (2) provides maximum implementation time for any financial reporting requirements associated with impairment tests for indefinite-lived assets and (3) shifts work performed during the year-end process and facilitates timely interactions with third parties.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

(Dollars in thousands)		As of December 31, 2012		As of December 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,499	$5,368	$5,299	$4,746
Other intangibles	1 - 5 years	2,930	1,250	2,830	1,069
Total		$11,429	$6,618	$8,129	$5,815

Amortization expense related to the definite-lived intangible assets was $803,000, $354,000, and $357,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Total estimated amortization expense for the five years subsequent to 2012 is as follows: 2013 - $893,000; 2014 - $762,000; 2015 - $629,000; 2016 - $567,000; 2017 - $554,000.

Note 3. Acquisition

On March 1, 2012, we acquired IdeaOne Telecom Group, LLC for cash consideration of $26,337,000 expanding our business and broadband services in the Fargo, North Dakota market. The acquisition was funded with existing liquidity through cash reserves of $4,337,000 and $22,000,000 of term loan debt which is integrated with our senior credit facility. In addition, we assumed and paid liabilities of the acquired company using additional cash reserves of $1,843,000 on the closing date of the acquisition.

The table below sets forth the estimates of fair value of the assets acquired, liabilities assumed and goodwill. The difference between the fair value of the consideration transferred and net assets acquired resulted in goodwill of $1,725,000. The fair value of the property and equipment, intangible assets and other assets and liabilities was determined based on level 3 inputs.

(Dollars in thousands)	2012
Property and equipment	$23,077
Accounts receivable	310
Identifiable intangible assets:
Customer relationships and contracts	3,200
Trade name	100
Other assets	273
Liabilities(1)	(2,348)
Net assets acquired	24,612
Goodwill	1,725
Total cash consideration	$26,337
(1)
In accordance with the acquisition method of accounting, liabilities have been modified to reflect the liabilities assumed upon acquisition which were previously presented as part of the acquisition cost.

Goodwill from our acquisition is a result of the value of acquired employees along with the expected synergies from the combination of IdeaOne Telecom and our operations. IdeaOne Telecom operations have been integrated and goodwill is recorded within our Fiber and Data Segment. Goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition related expenses of $510,000 were reflected in selling, general and administrative expenses in the fourth quarter ended December 31, 2011. In 2012, acquisition related expenses were insignificant and are reflected in selling, general and administrative expenses. The Company has expensed all acquisition related costs except those related to the incremental debt. The costs incurred related to the incremental term debt financing have been capitalized and are amortized over the life of the debt facility using the effective interest rate method.

The amount of IdeaOne revenue and net income included in our Consolidated Statements of Income for the year ended December 31, 2012, and the following unaudited pro forma consolidated results of operations for the year ended December 31, 2012 and 2011, have been prepared as if the acquisition of IdeaOne had occurred at January 1, 2011:

(unaudited)			Diluted
(Dollars in thousands)	Revenue	Net Income	Earnings Per Share
Actual from March 1, 2012 to December 31, 2012	$10,783	$939	$0.07
Supplemental pro forma for the twelve months ended December 31, 2012	$185,312	$8,385	$0.62
Supplemental pro forma for the twelve months ended December 31, 2011	$175,614	$8,803	$0.66

The unaudited pro forma results are presented for illustrative purposes and are not intended to be indicative of the results that would have actually been obtained if the merger occurred as of the date indicated, nor do the pro forma results intend to be a projection of future results that may be obtained.

Note 4. Fair Value of Financial Instruments

Fair value of financial and non-financial assets and liabilities is the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants. The three levels of the fair value hierarchy for assessing the inputs used in fair value measurements are as follows:

·	Level 1 – quoted prices in active markets for identical assets and liabilities
·	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
·	Level 3 – unobservable inputs in which there is little or no market data available and require the entity to develop its own assumptions

The highest priority is given to quoted prices in active markets for identical assets and liabilities (level 1) and the lowest priority is given to unobservable inputs (level 3).

The carrying value of cash and cash equivalents, net accounts receivables, payables, and other short-term monetary assets and liabilities was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

The fair value estimate for our long-term debt is based on the overall weighted average interest rates and maturity compared to rates and terms currently available in the long-term financing markets. The fair value estimate of our interest rate swaps represents the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap.

The fair value and carrying value of our cash equivalents, investments, long-term debt, after deducting current maturities and our interest rate swaps are as follows at December 31, 2012 and 2011:

(Dollars in thousands)		December 31, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents (1)	2	$-	$-	$16,505	$16,505
Investments	2	$3,213	$3,213	$4,277	$4,277
Long-term debt	2	$135,133	$138,496	$118,828	$122,886
Interest rate swaps	2	$2,432	$2,432	$2,469	$2,469

(1)	Cash equivalents were commercial paper and are included in cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2011.

Note 5. Accumulated Other Comprehensive Income (Loss)

In addition to net income, our comprehensive income includes the unrecognized Net Periodic Benefit related to our Post-Retirement Benefit Plans. In the second quarter of 2012, a valuation adjustment related to our post-retirement benefit plan was recorded increasing accumulated other comprehensive income by $622,000, net of tax. This adjustment was made to correct an immaterial valuation error made at December 31, 2011. The large decrease in accumulated other comprehensive income is driven by plan changes related to our post-retirement health care. Comprehensive income for the year ended December 31, 2012 and 2011 was $12,992,000 and $7,809,000, respectively, in relation to net income of $8,298,000 and $8,401,000.

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

				Accumulated
	Unrecognized	Unrecognized	Unrecognized	Other
	Net Actuarial	Prior Service	Transition	Comprehensive
(Dollars in thousands)	Loss (1)	Credit (1)	Asset (1)	Income/(Loss)
December 31, 2009	$(3,380)	$213	$(109)	$(3,276)
2010 Activity	(270)	(33)	36	(267)
December 31, 2010	(3,650)	180	(73)	(3,543)
2011 Activity	(725)	97	36	(592)
December 31, 2011	(4,375)	277	(37)	(4,135)
2012 Activity	307	4,350	37	4,694
December 31, 2012	$(4,068)	$4,627	$-	$559

(1) Amounts pertain to our post-retirement benefit plans.

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

(Dollars in thousands)	2012	2011	2010
Income tax related to OCI components beginning of year	$2,736	$2,344	$2,168
Income tax (liability) changes related to:
Unrecognized net actuarial loss	(203)	480	178
Unrecognized prior service credit	(2,879)	(64)	22
Unrecognized transition asset	(24)	(24)	(24)
Income tax related to OCI components end of year	$(370)	$2,736	$2,344

Note 6. Segments

Our operations are conducted in three segments as: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and commercial business customers with advanced data services, Internet, voice and VoIP services. With our IP network and communication expertise, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through partnerships and interconnections to provide end-to-end national connectivity. The Fiber and Data Segment includes revenue from Ethernet, Private Line, MPLS, Data Center, Dedicated Internet and our Hosted VoIP SingleLink services. Fiber and Data services are marketed throughout our core regions: northern Minnesota and the Minneapolis-Saint Paul metropolitan area, southern Minnesota, Des Moines, Iowa and Fargo, North Dakota.

Our Equipment Segment provides equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. Our equipment business plans, designs and implements networks utilizing emerging technology with industry-leading partners including: TelePresence Video, Unified Communications and Data Center solutions. We provide a comprehensive set of services including: Advisory, Implementation, Development and Support. Our Total Care support team provides a proactive approach to monitor and support customer networks, unified communications environment and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure. Equipment sales and services are marketed primarily in our Minnesota core regions and specifically the Minneapolis-Saint Paul metropolitan area.

Our Telecom Segment provides bundled residential and business services including high-speed Internet, broadband services, digital TV, local voice and long distance services in our legacy telecom service area. Telecom is comprised of the operation of both ILEC and competitive local exchange carrier ("CLEC") operations. Our ILEC operations provide services in 13 south central Minnesota communities and 13 rural northwest Iowa communities. Our CLEC operation provides services in south central Minnesota and near Des Moines, Iowa. We own our network in both the ILEC and CLEC exchanges. The Telecom Segment, NIBI, also provides data processing and related billing services to HickoryTech and external communication providers including wireline, wireless and entertainment providers.

Segment information for the years ended December 31, 2012, 2011 and 2010 is as follows:

(Dollars in thousands)
For Year Ended December 31				Corporate and
2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$60,109	$60,133	$62,954	$-	$183,196
Intersegment revenue	831	-	1,792	(2,623)	-
Total operating revenue	60,940	60,133	64,746	(2,623)	183,196

Depreciation and amortization	9,923	300	16,452	71	26,746
Operating income (loss)	9,801	2,507	7,612	(534)	19,386
Interest expense	3	-	39	5,707	5,749
Income taxes	3,865	984	2,981	(2,447)	5,383
Net income (loss)	5,933	1,523	4,618	(3,776)	8,298
Total assets	113,855	20,866	118,899	14,684	268,304
Property, plant and equipment, net	94,375	1,430	87,092	62	182,959
Additions to property, plant and equipment	19,812	364	10,203	7	30,386

(Dollars in thousands)
For Year Ended December 31				Corporate and
2011	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$45,149	$48,932	$69,457	$-	$163,538
Intersegment revenue	773	-	1,632	(2,405)	-
Total operating revenue	45,922	48,932	71,089	(2,405)	163,538

Depreciation and amortization	6,394	302	16,270	90	23,056
Operating income (loss)	7,346	2,746	11,283	(1,720)	19,655
Interest expense	2	-	58	6,215	6,275
Income taxes	2,922	1,094	4,472	(3,446)	5,042
Net income (loss)	4,423	1,651	6,776	(4,449)	8,401
Total assets (A)	73,953	22,455	126,059	21,519	243,986
Property, plant and equipment, net	59,858	1,383	92,888	125	154,254
Additions to property, plant and equipment	11,553	428	9,392	67	21,440

(Dollars in thousands)
For Year Ended December 31				Corporate and
2010	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$44,685	$47,544	$70,018	$-	$162,247
Intersegment revenue	542	-	1,976	(2,518)	-
Total operating revenue	45,227	47,544	71,994	(2,518)	162,247

Depreciation and amortization	5,778	392	15,737	115	22,022
Operating income (loss)	7,771	2,235	11,525	(563)	20,968
Interest expense	-	-	58	4,026	4,084
Income taxes	3,169	913	4,832	(4,549)	4,365
Net income (loss)	4,603	1,348	6,652	(11)	12,592
Total assets (A)	67,151	20,717	132,381	9,939	230,188
Property, plant and equipment, net	54,732	1,140	99,037	168	155,077
Additions to property, plant and equipment	14,247	217	8,424	-	22,888

(A)
Breakout of total assets between the Fiber and Data and Equipment Segments is based on estimates for 2011 and 2010 as the two segments were not accounted for separately. Estimated total assets for the Equipment Segment in 2011 and 2010 do not include goodwill or other intangible assets.

Note 7. Stock Compensation

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. Shares are purchased on one specified date, the end of the plan year. The purchase price is 85% of the average closing price for the five days previous to the purchase date. As of December 31, 2012, there were 500,000 common shares reserved for this plan and 381,728 shares still available for issuance. As of December 31, 2012 employees had subscribed to purchase approximately 28,034 shares for the plan year ended August 31, 2013. Employees purchased 18,973 shares for the plan year ended August 31, 2012. We recorded stock compensation expense in the amount of $29,000 in 2012 and $27,000 in both 2011 and 2010, related to this plan.

Retainer Stock Plan for Directors

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In 2012, directors received $25,000 of their annual retainer solely in shares of HickoryTech stock. As of December 31, 2012, there were 300,000 common shares reserved for this plan and 123,214 shares still available for future issuance.

Non-Employee Directors' Incentive Plan

The Non-Employee Directors' Incentive plan provided for each director to receive common stock contingent upon HickoryTech meeting pre-established objectives. This plan was not utilized in 2012 or 2011. As of December 31, 2012 there were 200,000 common shares reserved for this plan and 152,000 shares available for future grants.

Stock Award Plan

HickoryTech's Stock Award Plan provides for the granting of stock awards and non-qualified stock options to employees. Shares issued under the stock award plan are new common shares. As of December 31, 2012, there were 1,750,000 common shares reserved for this plan and 798,503 shares available for future grants.

We recognize compensation for share-based payments based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Stock-based compensation expense recognized was $761,000, $1,119,000 and $951,000 in 2012, 2011 and 2010, respectively. This includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2012. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimate.

As of December 31, 2012, we had not yet recognized compensation expense related to non-vested awards totaling $985,000. The weighted average period over which this compensation expense will be recognized is 2.09 years.

In the fourth quarter of 2012, we recorded adjustments to decrease additional paid-in capital and increase accrued employee benefits and deferred compensation by $802,000, and to decrease compensation expense and decrease additional paid in capital by $228,000 ($137,000 net of tax). These adjustments were made to correct immaterial errors in the Company's accounting for share-based payments.

Long-Term Executive Incentive Program (LTEIP)

Under this program, executives can earn shares of common stock based on pre-established objective(s) over a three-year performance period. Shares issued under this Program are granted under the Stock Award Plan. An award is earned if at least 75% of the at-target objectives are achieved and a higher level award can be earned if performance exceeds the at-target objectives up to 125% of target. For program periods initiated between 2007 and 2009, the at-target awards were stated as a number of shares of common stock (equity classified). For program periods initiated in 2010 and after, the at-target awards are stated in dollars (liability classified) until the end of the performance period at which time the award is converted to shares based on a five day average share price and classified in equity. The company carries liabilities of $1,028,000 and $552,000 as of December 31, 2012 and 2011, respectively, related to liability classified program periods that will be settled in company common stock in future periods.

Following the performance period, shares earned are issued in the name of the executive as restricted stock and are subject to a vesting period. Half of the shares vest 30 days after they are awarded and the remainder vest 12 months after the award date. The requisite service period (combined performance period plus vesting) totals 51 months under this program. Compensation expense related to the LTEIP plan is recognized over the 51 month requisite service period.

Non-vested restricted stock activity for the year ended December 31, 2012 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

				Weighted Average
	Shares			Fair Value
	2012	2011	2010	2012	2011	2010
Non-vested at beginning of year	22,813	46,854	-	$7.84	$5.88	$-
Granted/settled	73,946	51,992	101,355	$3.43	$7.84	$5.88
Vested	(64,312)	(76,033)	(50,676)	$4.99	$6.63	$5.88
Forfeited	-	-	(3,825)	$-	$-	$5.88
Non-vested at end of year	32,447	22,813	46,854	$3.43	$7.84	$5.88

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Shares are granted under the Stock Award Plan. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the year ended December 31, 2012 was as follows:

				Weighted Average
	Shares			Fair Value
	2012	2011	2010	2012	2011	2010
Non-vested at beginning of year	20,159	29,920	36,150	$7.68	$7.47	$7.63
Granted	14,300	7,600	6,650	$10.88	$9.31	$7.63
Vested	(19,609)	(13,861)	(11,630)	$8.35	$8.13	$8.16
Forfeited	(3,700)	(3,500)	(1,250)	$8.65	$7.66	$6.31
Non-vested at end of year	11,150	20,159	29,920	$10.28	$7.68	$7.47

Stock Options

Stock options granted under the stock option component of the stock award plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.

We granted 10,000 options in April 2011 to the Chief Operating Officer as a condition of employment. The weighted average grant date fair value of options issued was $0.80 per share. Other than this stock award, options were last granted under the Company's Stock Award Plan in September 2006. As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock options granted under the Company's Stock Award Plan is insignificant. This expense is expected to be recognized over a weighted average period of three years.

A summary of all stock option activity for the year ended December 31, 2012 is as follows:

				Weighted Average
	Stock Options			Exercise Price
	2012	2011	2010	2012	2011	2010
Outstanding at beginning of year	247,650	343,250	430,950	$11.28	$12.45	$12.87
Granted	-	10,000	-	$-	$9.03	$-
Exercised	(9,833)	(13,000)	-	$8.82	$8.94	$-
Forfeited	(5,800)	(5,800)	-	$10.98	$12.51	$-
Expired	(88,200)	(86,800)	(87,700)	$13.73	$15.94	$14.52
Outstanding at end of year	143,817	247,650	343,250	$9.95	$11.28	$12.45

Exercisable at end of year	137,150	237,650	343,250	$10.00	$11.37	$12.45

Fair value of options vesting
During the year	$3,000	$-	$-

Intrinsic value of options
Exercised during the year	$8,000	$36,000	$-

In 2012, we received $87,000 in cash related to stock options exercised during the year.

The following tables provide certain information with respect to stock options outstanding and exercisable at December 31, 2012:

			Weighted
	Stock Options	Weighted Average	Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life (Years)
$6.00 - $8.00	15,000	$6.95	3.67
$8.00 - $12.00	128,817	10.30	1.67
	143,817	$9.95	1.88

Aggregate intrinsic value		$89,000

			Weighted
	Stock Options	Weighted Average	Average Remaining
Range of Exercise Prices	Exercisable	Exercise Price	Contractual Life (Years)
$6.00 - $8.00	15,000	$6.95	3.67
$8.00 - $12.00	122,150	10.37	1.30
	137,150	$10.00	1.56

Aggregate intrinsic value		$84,000

Note 8. Extended Term Payable

Enterprise Integration Services, Inc. a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the assets of our Equipment Segment and a guarantee of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $8,115,000 and $6,920,000 at December 31, 2012 and 2011, respectively. The balance fluctuates quarter to quarter based on timing of customer orders. These balances are classified as current liabilities in the accompanying Balance Sheets and are not considered part of our debt financing.

Note 9. Debt and Other Obligations

Our long-term obligations as of December 31, 2012 were $135,133,000, excluding current maturities of $1,420,000 on debt and $228,000 of current maturities on capital leases. Long-term obligations as of December 31, 2011 were $118,828,000 excluding current maturities of $1,200,000 on debt and $207,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,980,000 and 29,965,000 available to borrow as of December 31, 2012 and 2011, respectively; $20,000 and $35,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component ($116,500,000 and $119,700,000 outstanding as of December 31, 2012 and 2011, respectively). On March 1, 2012 we borrowed an additional $22,000,000 of incremental term loan debt ($19,835,000 outstanding as of December 31, 2012) under our existing credit facility to fund our acquisition of IdeaOne Telecom.

The term loans are structured in a Term Loan B facility. Under the terms of our credit facility we are required to make quarterly principal payments of $300,000 on the initial Term Loan and quarterly principal payments of $55,000 on the Incremental Term Loan. The revolving credit component does not require quarterly principal payments.

The term loan component has a provision whereby we periodically receive patronage capital refunds from our lender. Patronage refunds are recorded as an offset to interest expense and amounted to $707,000 in 2012, $529,000 in 2011 and $525,000 in 2010.

At December 31, 2012, we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

Our obligations under the credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, which includes total assets except for the Equipment Segment accounts receivable and inventory. We have given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances, incur additional debt, issue stock, make asset sales, transfers, or dispositions; and engage in mergers and acquisitions, pay dividends or purchase/redeem Company stock over specified maximum values.

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans' outstanding balance for a period ending August 2013 to manage our exposure to interest rate fluctuations. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest debt. See Note 12 "Financial Derivative Instruments."

Our effective interest rate was 4.2%, 4.1% and 4.1% in 2012, 2011 and 2010, respectively. Annual requirements for principal payments for the years subsequent to 2012 are as follows: 2013 – $1,420,000; 2014 – $1,420,000; 2015 – $1,420,000, 2016 – $132,075,000.

Note 10. Employee Retirement Benefits

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We match up to 6% of the employee's eligible compensation, based on the employee's voluntary contribution. Our contributions and costs for the retirement savings plan were $1,900,000 in 2012, $1,581,000 in 2011 and $1,538,000 in 2010. These obligations are fully funded.

In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. Employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits. Based on valuation assumptions at December 31, 2012, post-retirement benefits expected to be paid for the next five years and thereafter are as follows: 2013 - $288,000; 2014 - $398,000; 2015 – $435,000; 2016 – $477,000; 2017 - $477,000 and thereafter – $3,258,000.

We are required to recognize the funded status of our post-retirement benefit plans on the Consolidated Balance Sheets and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost.

The following table summarizes the balance sheet impact, including the benefit obligations and assets associated with our post-retirement benefit plans as of December 31, 2012 and 2011, respectively.

(Dollars in thousands)	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$17,326	$14,971
Service cost	599	509
Interest cost	797	799
Amendments	(7,306)	(216)
Actuarial loss	(918)	1,632
Benefits paid	(488)	(369)
Valuation adjustment	1,034	-
Benefit obligation at end of year	$11,044	$17,326

	As of December 31
(Dollars in thousands)	2012	2011	2010
Components of net periodic benefit cost
Service cost	$599	$509	$452
Interest cost	797	799	723
Expected return on plan assets	-	-	-
Amortization of transition obligation	60	60	60
Amortization of prior service cost	(76)	(55)	(55)
Recognized net actuarial loss	630	429	391
Net periodic benefit cost	$2,010	$1,742	$1,571

Discount rate used to determine benefit obligation
As of December 31:	4.4%	4.4%	5.4%

In 2013, we expect to recognize approximately $0 of the transition obligation, ($945,000) of the prior service credit and $479,000 of the net actuarial loss as a component of total period post-retirement benefit expense.

Health Care Trend Rates for the Year Ending December 31, 2012

Year	Pre-Medicare	Post-Medicare
2013	8.50%	7.00%
2014	8.00%	6.90%
2015	7.50%	6.80%
2016	7.00%	6.70%
2017	6.50%	6.60%
2018	6.00%	6.50%
2019	5.50%	6.40%
2020	5.00%	6.30%
Ultimate	4.50%	4.50%
Ultimate Reached in Year	2021	2038

(Dollars in thousands)

Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease

Accumulated post-retirement benefit obligation as of December 31, 2012
Dollar change	$294	$(256)
Percentage change	2.85%	(2.48%)

Service cost and interest cost
Dollar change	$286	$(223)

The Accumulated Post-retirement Benefit Obligation (APBO) is the actuarial present value of the benefits attributed to employee service rendered to a particular date. The APBO as of December 31, 2012 and 2011 is $11,044,000 and $17,326,000, respectively. The decrease in APBO is substantially due to a significant plan design change reflected in the December 31, 2012 valuation.

We are required to recognize a federal subsidy that we may receive for providing prescription drug coverage to retirees. As of December 31, 2012 and 2011, the reduction in the accumulated post-retirement benefit obligation due to the subsidy was $49,000 and $2,833,000, respectively. Due to the plan design change adopted in 2012, the plan will no longer qualify for the federal subsidy for plan years 2014 and later.

Note 11. Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2012, 2011 and 2010 include the following components:

(Dollars in thousands)	2012	2011	2010
Current income taxes (benefits):
Federal	$3,813	$346	$(936)
State	1,383	98	(266)
Deferred income taxes (benefits):
Federal	390	3,132	5,428
State	(203)	1,466	139
Total income tax provision	$5,383	$5,042	$4,365

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2012	2011
Tax liabilities:
Depreciation and fixed assets	$31,307	$30,142
Intangible assets	9,092	8,800
Other	15	201
Gross deferred tax liability	$40,414	$39,143

Tax assets:
Deferred compensation and post-retirement benefits	$5,480	$7,922
Receivables and inventories	242	311
Accrued liabilities	1,146	814
Derivatives	968	983
State net operating loss	1,754	1,759
Other	20	19
Gross deferred tax asset	9,610	11,808
Valuation allowance	(1,574)	(1,733)
Net deferred tax liability	32,378	29,068
Current deferred tax asset	1,887	1,559
Net non-current deferred tax liability	$34,265	$30,627

We have Iowa net operating loss carry-forwards for tax purposes available to offset future income of approximately $26,300,000 at December 31, 2012. The Iowa net operating loss carry-forwards expire in varying amounts between 2018 and 2029. Due to the historical generation of net operating losses by our subsidiaries operating in Iowa and management's belief that the Iowa operations will not generate significant positive taxable income in the future, the utilization of these net operating loss carry-forwards is doubtful. A valuation allowance has been established to reduce the carrying value of the benefits associated with the Iowa net operating losses incurred by our subsidiaries in the state of Iowa. We also have a net operating loss carry-forward of approximately $3,400,000 incurred by the parent company in the state of Minnesota. Management believes that it is unlikely that we will realize all of the benefits associated with the Minnesota net operating loss prior to the expiration of the carry-forward period. Therefore, a valuation allowance was established to reduce the carrying value of the benefits associated with the net operating losses incurred by the parent company in Minnesota. Future events and changes in circumstances could cause this valuation allowance to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes net of federal tax benefit	6.4	6.1	6.1
Release of income tax reserve and prior
Year adjustments	(0.8)	(2.6)	(16.3)
Medicare part D subsidy	(0.1)	0.0	1.6
Uncertain tax positions	0.1	0.1	0.4
Other, net	(1.3)	(1.1)	(1.0)
Effective tax rate	39.3%	37.5%	25.8%

When addressing uncertainty in tax positions, we are required to apply a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements.

As of December 31, 2012, we had unrecognized tax benefits totaling $232,000 (net of tax) excluding interest. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $207,000. During 2012, we recognized approximately $13,000 of previously unrecognized tax benefits and approximately $1,000 of associated interest as a result of the expiration of statute of limitations and settlements. Due to expirations of statute of limitations it is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

The following roll-forward of unrecognized tax benefits excludes interest accrued on unrecognized tax benefits and is presented gross of any expected federal tax benefits related to unrecognized state tax benefits.

(Dollars in thousands)	2012	2011
Unrecognized tax benefits opening balance (excluding interest)	$281	$697
Increases:
Tax positions taken in current period	18	8
Tax position taken in prior periods	32	-
Decreases:
Settlements	(3)	(15)
Lapse of statute limitations	(14)	(409)
Ending balance (excluding interest)	$314	$281

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2008 except to the extent of losses utilized in subsequent years.

In January 2011, the Minnesota Department of Revenue completed an examination of our 2006, 2007 and 2008 state unitary income tax returns. The results of these audits were not significant.

Note 12. Financial Derivative Instruments

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. We have effectively changed our exposure to varying cash flows on the variable-rate portion of our debt into fixed-rate cash flows, therefore reducing the impact of interest rate changes on future cash interest payments. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. We do not engage in interest rate speculation using derivative instruments.

We account for derivatives in accordance with FASB ASC Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. Our financial derivative instruments are not designated as hedges as of the end of and during the periods presented. As of January 1, 2013 we designated our financial derivative instruments as hedging instruments.

The fair value of our interest rate swap agreements were determined based on level 2 inputs. Listed below are the interest rate swap agreements which have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The fair value of our derivatives at December 31, 2012 and 2011 is recorded as financial derivative instruments under the long-term liabilities section of our balance sheet. The fair value of our derivatives at December 31, 2012 and 2011 is a net liability of $2,432,000 and $2,469,000, respectively. The change in the fair value of financial derivative instruments is recognized in earnings in that period. The table below illustrates the effect of derivative instruments on consolidated operations for the years ended December 31, 2012, 2011 and 2010, respectively.

(Dollars in thousands)		Increase/(Decrease)
Derivatives Instruments in	Location of Financial Impact of	in Interest Expense
Hedging Relationships	Derivatives into Income	2012	2011	2010

Interest Rate Contracts	Interest Expense	$(37)	$1,390	$(830)

Note 13. Commitments, Contingencies, and Concentrations

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

In August 2010, we were awarded a National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant to extend our middle mile fiber-optic network across greater Minnesota connecting health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network. This project involves approximately $24,000,000 of capital expenditures of which $16,800,000 is funded by the NTIA grant. We began capitalizing costs associated with this project in 2010 and began receiving grant funds in June 2011. The following table provides an overview of the capital expenditures incurred or received from the program. We anticipate the completion of this project by August 2013.

	Project Activity
(Dollars in thousands)	2012	2011	Project Total
Capital expenditures incurred	$7,081	$12,664	$19,745
NTIA reimbursements received	$5,745	$6,945	$12,690

Capital expenditures pending reimbursement	$1,100	$1,920

Most of our revenue from our equipment practice is based on sales of Cisco-branded products. The loss of Cisco as our principal supplier could significantly impact this revenue stream.

We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 18% of our employees. The current labor agreement expires in 2013.

Operating Lease Commitments

We own most of our major facilities, but do lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $2,214,000 in 2012, $1,853,000 in 2011 and $1,654,000 in 2010. At December 31, 2012, future minimum operating lease rental obligations for the next five years and thereafter are as follows: 2013 - $2,354,000; 2014- $2,322,000; 2015 - $2,148,000; 2016 - $1,401,000; 2017 - $1,204,000 and thereafter – $2,850,000.

Note 14. Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share amounts)	2012
	4th	3rd	2nd	1st
Operating revenue	$46,582	$45,813	$43,857	$46,944
Operating income	$5,090	$4,557	$4,487	$5,252
Net income	$2,525	$1,741	$1,738	$2,294
Basic earnings per share	$0.19	$0.13	$0.13	$0.17
Fully diluted earnings per share	$0.19	$0.13	$0.13	$0.17

Dividends per share	$0.145	$0.14	$0.14	$0.14

(Dollars in thousands except per share amounts)	2011
	4th	3rd	2nd	1st
Operating revenue	$39,564	$45,244	$40,108	$38,622
Operating income	$3,645	$6,342	$5,002	$4,666
Net income	$1,574	$2,133	$2,348	$2,346
Basic earnings per share	$0.12	$0.16	$0.18	$0.18
Fully diluted earnings per share	$0.12	$0.16	$0.18	$0.18

Dividends per share	$0.14	$0.135	$0.135	$0.135

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on an individual basis.

Note 15. Subsequent Events

HickoryTech's Board of Directors declared a regular quarterly dividend of $0.145 cents per share, payable March 5, 2013 to shareholders of record on February 15, 2013.

We have evaluated and disclosed subsequent events through the filing date of the Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were not effective as a result of the identified material weaknesses in internal control over financial reporting, the nature of which is summarized below.

(b)	MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation and as a result of the material weaknesses described below, we concluded that our internal control over financial reporting was not effective as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified the following deficiencies to constitute material weaknesses in internal control over financial reporting:

·
The Company previously reported a material weakness related to the appropriate selection and implementation of accounting methods with respect to accounting for interest rate swap financial derivative instruments in its Form 10-K/A for the year ended December 31, 2011 filed on November 9, 2012. While the Company has made significant progress in implementing its remediation plan, management feels additional testing of newly implemented controls are warranted before concluding that this weakness has been remediated.

·
The Company did not have effective controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles around complex and/or non-routine transactions, including accounting for its share-based compensation arrangements. We lacked adequate technical expertise to apply proper accounting methods within the provisions of FASB ASC 718, "Compensation – Stock Compensation", for our share-based compensation plans.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

The effectiveness of our internal control over financial reporting has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

(c)	REMEDIATION OF MATERIAL WEAKNESSES

To remediate the material weaknesses described above and enhance our internal control over financial reporting, management will implement the following changes, of which the majority was started during 2012 and will be fully implemented in 2013:
•   Prepare designation documentation when we designate our derivative instruments as hedges, with the assistance of a specialist, to qualify for hedge accounting in accordance with generally accepted accounting principles (GAAP).
•   Conduct all hedge accounting with the consultation of a specialist, including advisory services around and in consideration of all current GAAP requirements.  This includes management's ongoing monitoring and review to ensure the continuing qualification of hedge accounting.
•   Provide training and education related to accounting for interest rate swap financial derivative instruments under GAAP for all relevant personnel involved in derivatives transactions.
•   Provide training and education relating to accounting for share-based compensation accounting requirements with GAAP for all relevant personnel involved in computing and recording share-base compensation cost.
•   Provide ongoing training and education relating to GAAP around complex and non-routine transactions specifically identified through regular review of emerging issues and Company business activities.
•   Consult with third party advisors that are knowledgeable regarding GAAP and internal controls to conduct periodic reviews of the Company's financial reporting controls in areas which involve significant, judgments and estimates, which involve application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements in order to provide input to management regarding ways to strengthen the Company's control procedures in these areas.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Form 10-K/A for the year ended December 31, 2011 reported a material weakness related to controls for cash flow hedge accounting within the provisions of FASB ASC 815, "Derivatives and Hedging", for our interest rate swaps.

To remediate the material weakness described above and enhance our internal control over financial reporting, management implemented the following changes:

·
Engaged a third party specialist for advice and consultation with consideration of the latest interpretation of the FASB rules for all current and future hedge accounting. Services will include assisting management with their preparation of hedge designation documentation and their periodic testing of hedge effectiveness.

·	Provided training and education regarding hedge accounting requirements with GAAP for all relevant personnel involved in derivatives transactions.
·	Initiated a formal review of the Company's significant accounting policies.
·	Engaged a third party advisor knowledgeable in GAAP to review the Company's documentation regarding the application of GAAP in certain areas.

Management believes that these measures constitute a change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information as to Directors and Executive Officers of HickoryTech included in the Proxy Statement under the headings "Proposal 1: Election of Directors," "Security Ownership," "Other Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference. Disclosure relating to the audit committee, including the audit committee financial expert, found under the heading of "Audit Committee Report" and "Corporate Governance Matters" in the Proxy Statement is incorporated by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, all officers of HickoryTech, Controller, and other appropriate employees as identified, and our Board of Directors. All employees of the Company have adopted a Code of Conduct and have undergone training on this code and ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market.

Item 11.	Executive Compensation

Information as to executive compensation included under the headings of "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2012," "Outstanding Equity Awards at 2012 Fiscal Year-End," "2012 Option Exercises and Stock Vested," "Nonqualified Deferred Compensation for 2012," "Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements," "Compensation Committee Report on Executive Compensation" and "Compensation of Directors" in the Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No beneficial owner held more than 5% of HickoryTech's common stock as of December 31, 2012. The information as to security ownership of management included under the heading of "Security Ownership" in the Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We do not know of any transactions with related persons required to be reported under this item. The information regarding director independence under the caption "Corporate Governance Matters – The Board of Directors and Committees," in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading "Independent Auditors and Payment of Fees to Auditors," in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.Index of Consolidated Financial Statements

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

Exhibit	Description
3(a)	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q filed May 7, 1999)
3(b)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q filed May 3, 2007)
3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of HickoryTech Corporation (Incorporated by reference to Exhibit 3(c) to the Registrant's Form 10-K filed March 29, 2000)
4(a)	Amended and Restated Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed March 17, 2009)

Exhibit	Description
10.1+
Supplemental Retirement Agreement dated January 31, 1984, between registrant's subsidiary, Mankato Citizens Telephone Company, and David A. Christensen (Incorporated by reference to Exhibit 10(b) to the Registrant's Form S-8 filed June 22, 1993)

10.2+	HickoryTech Corporation Directors' Stock Option Plan Amended and Restated February 5, 2003 (Incorporated by reference to Exhibit 10(g) to the Registrant's Form 10-K filed March 9, 2004)
10.3+
HickoryTech Corporation Retainer Stock Plan for Directors Restated and Amended effective September 1, 1996 (Incorporated by reference to Exhibit 10(m) to the Registrant's Form 10-Q filed August 14, 1996)

10.4+	HickoryTech Corporation 1993 Stock Award Plan (Amended and Restated effective January 29, 1997) (Incorporated by reference to Exhibit 10(l) to the Registrant's Form 10-K filed March 27, 1997)
10.5+
Form of Non-Incentive Stock Option Agreement used in connection with grants under the 1993 Stock Award Plan (Incorporated by reference to Exhibit 10(r) to the Registrant's Form 10-K filed March 4, 2005)

10.6+	HickoryTech Corporation 2005 Directors' Incentive Plan (Incorporated by reference to Exhibit 10(s) to the Registrant's Form 8-K filed May 12, 2005)
10.7
Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc. dated November 9, 2005 (Incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 10, 2005)

10.8
First Amendment to Stock Purchase Agreement by and between HickoryTech Corporation and Minnesota Power Enterprises, Inc., dated December 30, 2005 (Incorporated by reference to Exhibit 2.1A to the Registrant's Current Report on Form 8-K filed on January 5, 2006)

10.9+	HickoryTech Corporation Employee Stock Purchase Plan, Amended and Restated August 1, 2006 (Incorporated by reference to Exhibit 10.14 to the Registrants Form 10-K dated February 29, 2008)
10.10+
Employment Agreement between HickoryTech and John W. Finke, President and Chief Executive Officer of the Company, dated August 1, 2006, which includes a Supplemental Retirement Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 16, 2006); Amendment to Employment Agreement dated November 29, 2007 (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K dated February 29, 2008)

10.11+	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed May 3, 2011)
10.12+	HickoryTech Corporation Long-Term Executive Incentive Program Amended and Restated January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed April 27, 2010)
10.14+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and John W. Finke (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K filed March 1, 2011)

10.15+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and David A. Christensen (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K filed March 1, 2011)

10.16+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Lane C. Nordquist (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed March 1, 2011)

10.17+
Amended and Restated Change of Control Agreement dated December 10, 2010 between HickoryTech Corporation and Mary T. Jacobs (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K filed March 1, 2011)

Exhibit	Description
10.18+	Employment Agreement dated April 4, 2011 between HickoryTech Corporation and Carol Wirsbinski (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed May 3, 2011)
10.19+	Change of Control Agreement dated April 4, 2011 between HickoryTech Corporation and Carol Wirsbinski (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed May 3, 2011)
10.20+
Membership Interest Purchase Agreement by and among Hickory Tech Corporation, North Dakota Telecom I, LLC, and Southeast Rural Vision Enterprises, Co. for the acquisition of IdeaOne Telecom Group, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed December 6, 2011)

10.21
Inventory Financing Agreement, dated February 28, 2012, among Enterprise Integration Services, Inc., a wholly owned subsidiary of Hickory Tech Corporation, and GE Commercial Distribution Finance Corporation, as amended (Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant's Form 8-K filed February 29, 2012)

10.22
Credit Agreement dated as of August 11, 2011, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to therein and CoBank, ACB as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed August 12, 2011)

10.23
Collateral Agreement dated as of August 11, 2011, by and among Hickory Tech Corporation and certain of its subsidiaries as Grantors, and CoBank, ACB as Administrative Agent (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed August 12, 2011)

10.24
Incremental Term Loan Agreement, dated as of March 1, 2012, by and among Hickory Tech Corporation, as Borrower, the Lenders referred to therein and CoBank, ACB, as Administrative Agent and a Lender (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed March 2, 2012)

10.25
Waiver Letter, dated November 5, 2012, by and among Hickory Tech Corporation, the Borrower, the Lenders referred to therein, and CoBank, ACB, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 6, 2012)

10.26	Separation Agreement and General Release, between HickoryTech Corporation and Walter A. Prahl (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 9, 2012)
14*	HickoryTech Corporation Code of Ethics dated September 20, 2012
18.1*	Preferability Letter of Independent Registered Accounting Firm dated March 7, 2013
21*	Subsidiaries of HickoryTech Corporation
23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP
23.2*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Management compensation plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2013	HICKORYTECH CORPORATION

	By:	/s/ David A. Christensen
David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Dale E. Parker	March 7, 2013
Dale E. Parker, Chair

/s/ John W. Finke	March 7, 2013
John W. Finke President, Chief Executive Officer and Director (principal executive officer)

/s/ David A. Christensen	March 7, 2013
David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Lyle T. Bosacker	March 7, 2013
Lyle T. Bosacker, Director

/s/ James W. Bracke	March 7, 2013
James W. Bracke, Director

/s/ R. Wynn Kearney, Jr.	March 7, 2013
R. Wynn Kearney, Jr., Director

(a majority of directors)