Form 10-Q
period 2013-03-31
HICKORY TECH CORP
filed 2013-05-01
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer, accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The total number of shares of the Registrant's common stock outstanding as of April 26, 2013: 13,592,661.

PART I Financial Information

PART II Other Information

Part I Financial Information

Item 1.  Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands, except share and per share amounts)	2013	2012
Operating revenue:
Equipment	$15,364	$15,299
Services	33,405	31,645
Total operating revenue	48,769	46,944

Costs and expenses:
Cost of sales, excluding depreciation and amortization	13,222	13,466
Cost of services, excluding depreciation and amortization	16,599	15,326
Selling, general and administrative expenses	7,449	6,706
Asset impairment	633	-
Depreciation and amortization	7,009	6,194
Total costs and expenses	44,912	41,692

Operating income	3,857	5,252

Other income and expense:
Interest and other income	2	20
Interest expense	(1,139)	(1,411)
Total other (expense)	(1,137)	(1,391)

Income before income taxes	2,720	3,861
Income tax provision	1,094	1,567

Net income	$1,626	$2,294

Basic earnings per share	$0.12	$0.17

Weighted average common shares outstanding	13,556,515	13,349,791

Diluted earnings per share	$0.12	$0.17

Weighted average common and equivalent shares outstanding	13,578,429	13,405,357

Dividends per share	$0.145	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands)	2013	2012

Net income	$1,626	$2,294
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	(5)	-
Income tax benefit	2	-
Unrealized holding (loss) on interest rate swaps	(3)	-

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	120	135
Prior service credit	(236)	(19)
Transition obligation	-	15
Income tax expense (benefit)	46	(52)
Change in post-retirement benefit plan	(70)	79

Other comprehensive (loss) income	(73)	79

Comprehensive income	$1,553	$2,373

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
(Dollars in thousands except share and per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,306	$8,305
Receivables, net of allowance for doubtful accounts of $272 and $278	24,660	22,530
Inventories	7,254	8,379
Income taxes receivable	96	596
Deferred income taxes, net	1,735	1,887
Prepaid expenses	3,204	2,092
Other	724	1,399
Total current assets	41,979	45,188

Investments	3,396	3,213

Property, plant and equipment	442,402	437,623
Accumulated depreciation	(261,067)	(254,664)
Property, plant and equipment, net	181,335	182,959

Other assets:
Goodwill	29,028	29,028
Intangible assets, net	4,548	4,811
Deferred costs and other	3,139	3,105
Total other assets	36,715	36,944

Total assets	$263,425	$268,304

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,032	$5,818
Extended term payable	10,418	8,115
Deferred revenue	5,606	7,362
Accrued expenses and other	7,655	10,881
Current maturities of long-term obligations	1,648	1,648
Total current liabilities	29,359	33,824

Long-term liabilities:
Debt obligations, net of current maturities	134,723	135,133
Accrued income taxes	236	236
Deferred revenue	1,223	1,085
Financial derivative instruments	2,179	2,432
Accrued employee benefits and deferred compensation	12,688	12,481
Deferred income taxes	34,217	34,265
Total long-term liabilities	185,266	185,632

Total liabilities	214,625	219,456

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,552,582 in 2013 and 13,519,131 in 2012	1,355	1,352
Additional paid-in capital	16,316	15,950
Retained earnings	30,643	30,987
Accumulated other comprehensive income	486	559
Total shareholders' equity	48,800	48,848

Total liabilities and shareholders' equity	$263,425	$268,304

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
(Dollars in thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$1,626	$2,294
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,009	6,194
Asset impairment	633	-
Accrued patronage refunds	(177)	(161)
Stock based compensation	219	114
Loss on financial derivative instruments	28	47
Excess tax benefit	(95)	-
Other	677	353
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(2,181)	4,998
Prepaid expenses	(1,112)	(580)
Inventories	1,210	3,950
Accounts payable and accrued expenses	(5,323)	(2,256)
Deferred revenue, billings and deposits	(1,618)	(485)
Income taxes	500	1,556
Other	635	233
Net cash provided by operating activities	2,031	16,257

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,789)	(4,955)
Broadband stimulus grant received	-	1,321
Redemption of investments	-	1,415
Acquisition of IdeaOne Telecom	-	(26,337)
Net cash (used in) investing activities	(5,789)	(28,556)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	16,406	11,137
Payments on extended term payable arrangement	(14,103)	(9,442)
Borrowings on credit facility	-	22,000
Payments on credit facility and capital lease obligations	(410)	(1,938)
Proceeds from issuance of common stock	269	86
Stock repurchase	(528)	-
Dividends paid	(1,970)	(1,877)
Excess tax benefit	95	-
Net cash (used in) provided by financing activities	(241)	19,966

Net (decrease) increase in cash and cash equivalents	(3,999)	7,667
Cash and cash equivalents at beginning of the period	8,305	13,057
Cash and cash equivalents at the end of the period	$4,306	$20,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,493	$1,358
Net cash paid for income taxes	$355	$11
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$-	$14

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
March 31, 2013

Item 1.   Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of HickoryTech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

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

Recent Accounting Developments

In February 2013, the FASB issued ASU 2013-02 to improve the disclosure of reclassifications out of accumulated other comprehensive income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes. The adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

Note 2.  Earnings and Dividends per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the diluted earnings per share calculation are based on the weighted average number of shares outstanding during the period increased by potentially dilutive common equivalent shares. Potentially dilutive common shares include stock options, stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan ("ESPP"), retention stock awards and stock awarded under the Long-Term Executive Incentive Program ("LTEIP"). Dilution is determined using the treasury stock method. The company does not use the two-class method to report its earnings per share. The two-class method includes an earnings allocation formula that determines earnings per share for common stock and restricted stock issued under the LTEIP, which participate in dividends. However, the application of this method would result in an immaterial change in earnings per share and is therefore not presented.

	Three Months Ended March 31
(Dollars in thousands, except share and earnings per share amounts)	2013	2012

Net income	$1,626	$2,294

Weighted average shares outstanding	13,556,515	13,349,791
Stock options (dilutive only)	4,788	16,737
Stock subscribed (ESPP)	-	1,162
Retention awards	8,349	15,588
Stock subscribed (LTEIP)	8,777	22,079
Total dilutive shares outstanding	13,578,429	13,405,357

Earnings per share:
Basic and diluted	$0.12	$0.17

Dividends per share	$0.145	$0.14

Options to purchase 82,150 and 87,950 shares for the three months ended March 31, 2013 and 2012, respectively were not included in the computation of EPS, because their effect on earnings per share would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first quarter of 2013 and 2012, respectively, are as follows:

Shares outstanding on record date	2013	2012
First quarter (February 15)	13,586,903	13,409,941

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.145 and $0.14 per share in the first quarter of 2013 and 2012, respectively. During the first three months of 2013 and 2012, shareholders have elected to reinvest $78,000 and $71,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

In March 2013, we acquired and retired 52,647 shares of HickoryTech common stock.

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

Note 4. Long-Lived Assets

We review long-lived assets, including intangible assets subject to amortization, for impairment if certain events or changes in circumstances indicate impairment may be present. Impairment exists if the carrying value of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset at the date it is tested. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.

In the first quarter of 2013, an impairment test was performed in response to indicators that the carrying amount of certain customer relationship intangible assets and property, plant and equipment related to providing wireless internet to customers in the Fargo, North Dakota market may not be recoverable due to our decision to phase out this service. During the impairment review, we determined the carrying value of these particular intangibles, property and equipment were impaired. Fair value was calculated using the income approach of valuation. The income approach utilizes the discounted cash flow method.  It requires the use of estimates and judgments about the future income expected to be derived from the use or ownership of an asset.

In the three months ended March 31, 2013, we recorded an impairment charge of $633,000 within our Fiber and Data Segment.  There were no such charges in 2012.

Note 5.  Goodwill and Other Intangible Assets

We have goodwill in all three of our operating units: Fiber and Data Segment goodwill resulted from our acquisition of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill resulted from our acquisition of Enventis Telecom and Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997. The tax deductible portion of goodwill is $26,964,000. Our acquisition of IdeaOne Telecom resulted in goodwill of $1,725,000 which is deductible for tax purposes.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Fiber and Data	$5,384	$5,384
Equipment	$596	$596
Telecom	$23,048	$23,048

The components of intangible assets are as follows:

(Dollars in thousands)		As of March 31, 2013		As of December 31, 2012
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
Useful Lives		Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,459	$5,543	$8,499	$5,368
Other intangibles	1 - 5 years	2,930	1,298	2,930	1,250
Total		$11,389	$6,841	$11,429	$6,618

In the first quarter of 2013, we reduced the carrying value of the customer relationships by $40,000.  This impairment loss was directly related to our decision to no longer provide wireless internet service in the Fargo, North Dakota market. See Note 4 "Long-Lived Assets."

Amortization expense related to the definite-lived intangible assets was $223,000 and $138,000 for the three months ended March 31, 2013 and 2012, respectively. Total estimated amortization expense for the remaining nine months of 2013 and the five years subsequent to 2013 is as follows: 2013 (April 1 – December 31) – $660,000; 2014 - $749,000; 2015 - $616,000; 2016 - $565,000; 2017 - $554,000; 2018 - $554,000.

Note 6.   Fair Value of Financial Instruments

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

Our long-term debt credit agreement allows us to select short-term LIBOR repricing options, which we have elected. Therefore, the carrying amounts of our long-term debt approximate its fair value. The fair value estimate of our interest rate swaps represents the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. It also incorporates credit valuation adjustments to appropriately reflect both our own non-performance risk and the non-performance risk of the respective counterparties.

The fair value and carrying value of our cash equivalents, investments and long-term debt, after deducting current maturities, and our interest rate swaps are as follows at March 31, 2013 and December 31, 2012:

(Dollars in thousands)		March 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents (1)	1	$76	$76	$-	$-
Investments	2	$3,396	$3,396	$3,213	$3,213
Long-term debt	2	$134,723	$134,723	$135,133	$135,133
Interest rate swaps	2	$2,179	$2,179	$2,432	$2,432
(1) Cash equivalents are a money market account included in cash and cash equivalents on the balance sheet.

Note 7.   Debt and Other Obligations

Our long-term obligations as of March 31, 2013 were $134,723,000, excluding current maturities of $1,420,000 on debt and $228,000 on current maturities of capital leases. Long-term obligations as of December 31, 2012 were $135,133,000 excluding current maturities of $1,420,000 on debt and $228,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,980,000 available to borrow as of March 31, 2013; $20,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component ($116,200,000 outstanding as of March 31, 2013). On March 1, 2012 we borrowed an additional $22,000,000 of incremental term loan debt ($19,780,000 outstanding as of March 31, 2013) as an extension of our existing credit facility to fund our acquisition of IdeaOne Telecom.

The term loans are structured in a Term Loan B facility. Under the terms of our credit facility we are required to make quarterly principal payments of $300,000 on the initial Term Loan and quarterly principal payments of $55,000 on the Incremental Term Loan. The revolving credit component does not require quarterly principal payments.

The term loan component has a provision whereby we periodically receive patronage capital refunds from our lender. Patronage refunds are recorded as an offset to interest expense and amounted to $177,000 in the first three months of 2013 compared to $161,000 in the first three months of 2012.

At March 31, 2013 we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

Our obligations under the credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, which includes total assets except for the Equipment Segment accounts receivable and inventory. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in mergers and acquisitions; pay dividends or purchase/redeem Company stock over specified maximum values.

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans' outstanding balance for a period ending August 2013 to manage our exposure to interest rate fluctuations. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest debt. Additional information on our interest-rate swap agreements can be found under Note 8 "Financial Derivative Instruments."

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

We account for derivatives in accordance with FASB ASC Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. If a derivative is designated as a hedge, the effective portion of changes in the fair value of derivatives is recorded as a component of accumulated other comprehensive income (loss) in shareholders' equity, net of tax, which is subsequently, reclassified into earnings when the underlying hedged transaction is recognized in earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The estimated amount expected to be reclassified as an increase to interest expense within the next twelve months is $49,000 at March 31, 2013. The ineffective portion of the fair value of derivates is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income (loss) would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings. As of January 1, 2013 our interest rate swaps were designated as cash flow hedging instruments. As of December 31, 2012 our interest rate swaps were not designated as hedging instruments.

Listed below are the interest rate swap agreements we had outstanding as of March 31, 2013 which were designated as cash flow hedges of interest rate risk and have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The following tables present the fair value of our derivative instruments included in our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

	Derivative Assets		Derivative Liabilities
	Fair Value as of
	March 31,	December 31,	March 31,	December 31,
Derivatives Designated as Cash Flow Hedges	2013	2012	2013	2012
Interest rate derivatives
Balance sheet location	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments
Pay-fixed swaps	$-	$-	$2,179	$-

Total	$-	$-	$2,179	$-

	Derivative Assets		Derivative Liabilities
	Fair Value as of
	March 31,	December 31,	March 31,	December 31,
Derivatives Not Designated as Cash Flow Hedges	2013	2012	2013	2012
Interest rate derivatives
Balance sheet location	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments
Pay-fixed swaps	$-	$-	$-	$2,432

Total	$-	$-	$-	$2,432

The tables below illustrate the effect of derivative instruments on consolidated operations for the periods ended March 31, 2013 and 2012, respectively. Our derivative instruments were designated as cash flow hedges for the period ended March 31, 2013. For the period ended March 31, 2012 our derivative instruments were not designated as hedges.

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Quarters ended March 31,	2013	2012		2013	2012		2013	2012

Interest rate derivatives
Pay-fixed swaps	$26	$-	Interest expense	$21	$-	Interest expense	$7	$-

Total	$26	$-		$21	$-		$7	$-

Derivatives Not Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Quarters ended March 31,	2013	2012		2013	2012		2013	2012

Interest rate derivatives
Pay-fixed swaps	$-	$-	Interest expense	$-	$-	Interest expense	$-	$47

Total	$-	$-		$-	$-		$-	$47

Note 9.   Extended Term Payable

Enterprise Integration Services, Inc., a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the inventory and accounts receivable of our Equipment Segment and a guarantee of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services, Inc. to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services, Inc. would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $10,418,000 and $8,115,000 at March 31, 2013 and December 31, 2012, respectively. The balance fluctuates on a quarterly basis dependent on timing of customer orders. These balances are classified as current liabilities in the accompanying Consolidated Balance Sheets and are not considered part of our debt financing.

Note 10.  Employee Post-Retirement Benefits

HickoryTech provides post-retirement health care and life insurance benefits for eligible employees. We are currently not funding these post-retirement benefits, but have accrued these liabilities. We are required to recognize the funded status of our post-retirement benefit plans on our consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost. Employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits.

	Three Months Ended
	March 31
(Dollars in thousands)	2013	2012
Components of net periodic benefit cost
Service cost	$67	$150
Interest cost	120	188
Expected return on plan assets	-	-
Amortization of transition obligation	-	15
Amortization of prior service credits	(236)	(19)
Recognized actuarial loss	120	135
Net periodic benefit cost	$71	$469

Note 11.  Inventories

The inventory value in the Fiber and Data Segment and the Telecom Segment are comprised of raw materials to be consumed in capital projects and finished goods to be used in the delivery of services at the customer premise. The inventory value in the Equipment Segment is primarily comprised of finished goods in our warehouse or in transit to customer locations. The inventory level in the Equipment Segment is subject to the fluctuations in the equipment sales activity and the timing of individual customer orders and installations.

Inventory balances by segment are as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Fiber and Data	$522	$665
Equipment	$5,069	$6,201
Telecom	$1,663	$1,513

Note 12.  Accumulated Other Comprehensive Income (Loss)

The table below illustrates the effect on certain line items of net income of the amounts reclassified out of each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2013.

(Dollars in thousands)	Amounts Reclassified	Affected Line Item in the Statement
Details about AOCI Components	from AOCI	Where Net Income is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$21	Interest expense
	(8)	Income tax provision
	$13	Net of tax

Amortization of benefit pension items
Prior service costs	$236	Selling, general and administrative expenses
Actuarial gains (losses)	(120)	Selling, general and administrative expenses
	116	Total before tax
	(46)	Income tax provision
	$70	Net of tax

Total reclassifications of period	$83	Net of tax

Note 13.  Income Taxes

The effective income tax rate from operations for the first quarter of 2013 and 2012 was 40.2% and 40.6%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of March 31, 2013, we had unrecognized tax benefits totaling $232,000 (net of tax) excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $207,000. Due to expirations of statute of limitations it is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2009 except to the extent of losses utilized in subsequent years.

Note 14.  Stock Compensation

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of the average closing price for the five days previous to the purchase date. Stock-based compensation expense was $219,000 and $114,000, respectively, in the three months ended March 31, 2013 and 2012. This includes compensation expense for share-based payment awards granted prior to, but not vested as of March 31, 2013. As of March 31, 2013, we had not yet recognized compensation expense related to non-vested awards totaling $1,789,000. The weighted average period over which this compensation expense will be recognized is 2.63 years.

1993 Stock Award Plan

Long-Term Executive Incentive Program

We carry obligations of $614,000 and $1,028,000 as of March 31, 2013 and December 31, 2012 respectively, related to liability classified awards under the LTEIP that will be settled in company common stock in future periods.

Non-vested restricted stock activity for the quarter ended March 31, 2013 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

		Weighted Average
	Shares	Fair Value
Non-vested at beginning of period	32,447	$3.43
Granted/settled	68,699	$9.83
Vested	(44,099)	$5.12
Forfeited	-	$-
Non-vested at end of period	57,047	$9.83

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the quarter ended March 31, 2013 was as follows:
		Weighted Average
	Shares	Fair Value
Non-vested at beginning of period	11,150	$10.28
Granted	27,500	$8.76
Vested	-	$-
Forfeited	(800)	$10.57
Non-vested at end of period	37,850	$9.13

Stock Option

Stock options granted may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.

A summary of stock option activity is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1	143,817	$9.95
Granted	-	$-
Exercised	(21,667)	$8.44
Forfeited	-	$-
Expired	(15,000)	$8.93
Outstanding at March 31	107,150	$10.40
Exercisable at March 31	100,483	$10.49

In the first quarter of 2013, we received $183,000 in cash related to stock options exercised during the period.

Note 15.  Quarterly Segment Financial Summary

Our operations are conducted in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and commercial business customers with advanced data, Internet, voice and VoIP services. With our IP network and communication expertise, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through partnerships and interconnections to provide end-to-end national connectivity. The Fiber and Data Segment includes revenue from Ethernet, Private Line, MPLS, Data Center, Dedicated Internet and our Hosted VoIP SingleLink services. We own, lease or utilize long-term indefeasible rights of use ("IRU") agreements for the operation of our network. Fiber and Data services are marketed throughout our core regions: northern Minnesota and the Minneapolis-Saint Paul metropolitan area, southern Minnesota, Des Moines, Iowa and Fargo, North Dakota.

Our Equipment Segment provides equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. Our equipment business plans, designs and implements networks utilizing emerging technology including: TelePresence Video, Unified Communications and Data Center solutions in collaboration with industry-leading partners. We provide a comprehensive set of services including: Advisory, Implementation, Development and Support. Our Total Care support team provides a proactive approach to monitor and support customer networks, unified communications environment and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure. Equipment sales and services are marketed primarily in our Minnesota core regions and specifically the Minneapolis-Saint Paul metropolitan area.

Our Telecom Segment provides bundled residential and business services including high-speed Internet, broadband services, digital TV, local voice and long distance services in our legacy telecom service area. Telecom is comprised of the operation of both incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") operations. Our ILEC operations provide services in 13 south central Minnesota communities and 13 rural northwest Iowa communities. Our CLEC operation provides services in south central Minnesota and near Des Moines, Iowa. We own our network in both the ILEC and CLEC exchanges. The Telecom Segment, through National Independent Billing, Inc. ("NIBI"), also provides data processing and related billing services to HickoryTech and external communication providers including wireline, wireless and entertainment providers.

Segment information for the three months ended March 31, 2013 and 2012 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended March 31, 2013	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$16,471	$17,237	$15,061	$-	$48,769
Intersegment revenue	213	-	573	(786)	-
Total operating revenue	16,684	17,237	15,634	(786)	48,769

Asset impairment	633	-	-	-	633
Depreciation and amortization	2,796	85	4,121	7	7,009
Operating income (loss)	1,638	821	1,605	(207)	3,857
Interest expense	-	-	8	1,131	1,139
Income tax provision (benefit)	677	337	655	(575)	1,094
Net income (loss)	961	485	943	(763)	1,626
Total assets	113,326	23,365	116,917	9,817	263,425
Property, plant and equipment, net	94,153	1,904	85,184	94	181,335
Additions to property, plant and equipment	2,943	558	2,248	40	5,789

(Dollars in thousands)				Corporate and
Three Months Ended March 31, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$13,219	$17,421	$16,304	$-	$46,944
Intersegment revenue	193	-	410	(603)	-
Total operating revenue	13,412	17,421	16,714	(603)	46,944

Depreciation and amortization	1,966	71	4,133	24	6,194
Operating income (loss)	2,345	820	2,187	(100)	5,252
Interest expense	-	-	13	1,398	1,411
Income tax provision (benefit)	950	334	883	(600)	1,567
Net income (loss)	1,395	486	1,299	(886)	2,294
Total assets	101,996	16,144	122,512	26,812	267,464
Property, plant and equipment, net	83,055	1,389	90,475	101	175,020
Additions to property, plant and equipment	1,965	73	1,596	-	3,634

Note 16.  Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

In August 2010, we were awarded a National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant to extend our middle mile fiber-optic network across greater Minnesota with the potential to connect health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network. This project involves approximately $24,000,000 of capital expenditures of which $16,800,000 is to be funded by the NTIA grant. Our investment in the project will be approximately $7,200,000 or 30% of the estimated total project cost. We began capitalizing costs associated with this project in 2010 and began receiving grant funds in June 2011.

The following table provides an overview of the capital expenditures incurred on or received from the program.

	Project Activity			Project Total
(Dollars in thousands)	YTD March 31, 2013	2012	2011
Capital expenditures incurred	$233	$7,081	$12,664	$19,978
NTIA reimbursements received	$-	$5,745	$6,945	$12,690

Capital expenditures pending reimbursement	$1,275	$1,100	$1,920

The project is required to be complete by August 2013 and based on our projections we expect to comply with this deadline.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "targets," "projects," "will," "may," "continues," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, "Risk Factors" of this quarterly report on Form 10-Q and Item 1A of Part I, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, "Critical Accounting Policies," in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

We conduct our operations in three business segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our three business segments can be found in Note 15 "Quarterly Segment Financial Summary."

Executive Summary

First quarter of 2013 total consolidated revenue of $48.8 million represents an increase of 4% over the first quarter of 2012. Our Fiber and Data Segment, posted revenue of $16.5 million in the first quarter of 2013, an increase of approximately $3.3 million or 25% compared to 2012, offsetting the $1.2 million decline in our Telecom Segment. The revenue growth was attributable to continued success in selling advanced business communications services coupled with growth in the Fargo market due to our acquisition of IdeaOne Telecom which was completed on March 1, 2012.  Equipment Segment revenue decreased 1% in the first quarter of 2013 compared to 2012. Equipment sales remained flat year-over-year due to the non-recurring nature of this revenue stream and we experienced a slight decline in our support services revenue. Telecom services revenue declined 8% in the first quarter of 2013 reflecting a decline in legacy voice, switched access services and bill processing. Expected declines in legacy services and the impacts of access reform drove network access revenue to fall $202,000 or 4% and a decline of $466,000 or 14% in local service revenue. We believe the introduction of the Connect America Fund (CAF), a support mechanism intending to replace some of carriers' lost revenue due to access reform, has stabilized the network access revenue decline. The introduction of our competitive residential bundles is also expected to help moderate the revenue decline in our Telecom Segment. As a direct result of the bundles we experienced growth in both our DSL and digital TV customer bases and experienced stable broadband revenue in the first quarter of 2013 compared to the same period in 2012.

Total costs and expenses including depreciation and amortization increased 8% in the first quarter of 2013 as compared to 2012. The increased costs of supporting the growth described above in the Fiber and Data Segment is partly offset by moderate declines in Telecom Segment costs as we focus on effective cost management in Telecom operations in light of our declining legacy services. Depreciation and amortization increased $815,000 or 13% in the first quarter compared to 2012. This is driven by strategic investments in our network and the acquired IdeaOne plant and intangible assets. In the first quarter of 2013, we recorded an impairment charge of $633,000 related to certain assets associated with providing wireless internet services in the Fargo, North Dakota market based on our assessment of the timing and their intended use. We were notified in March of 2013 that our access to a spectrum license essential to providing this service would be terminated. At that time, we decided to no longer offer this service and to transition the customers to another provider by July 1, 2013. The impairment charge represents the excess of the carrying value over the remaining estimated fair value of the assets supporting the wireless service. There were no such charges in 2012.

First quarter net income of $1.6 million, or $.12 per diluted share, compares to $2.3 million or $.17 per diluted share during the same period in 2012.

Fiber and Data Segment
The following table provides a breakdown of the Fiber and Data Segment operating results.

Fiber and Data

	Three Months Ended
	March 31%
(Dollars in thousands)	2013	2012	Change

Operating revenue before intersegment eliminations:
Services	$16,471	$13,219	25%
Intersegment	213	193	10%
Total operating revenue	$16,684	$13,412	24%

Cost of services
(excluding depreciation and amortization)	$8,257	$6,595	25%
Selling, general and administrative expenses	3,360	2,506	34%
Asset impairment	633	-	100%
Depreciation and amortization	2,796	1,966	42%
Total costs and expenses	15,046	11,067	36%

Operating income	$1,638	$2,345	-30%
Net income	$961	$1,395	-31%

Capital expenditures	$2,943	$1,965	50%

The financial results of this segment reflect IdeaOne Telecom's operations beginning on March 1, 2012.

Revenue
Fiber and Data. We serve wholesale, enterprise and commercial business customers.  We provide fiber-based transport and access services to regional and national service providers, wireless carriers and other service providers by delivering custom network solutions. We also provide advanced data services (such as ethernet, private line, MPLS and data center services), Internet, voice and VoIP services, through our extensive regional fiber network and community access rings supported by a 24x7x365 network operations center. Our services can be extended beyond our regional network through our relationships and interconnections with other carriers for end-to-end national connectivity. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers building a solid monthly recurring revenue base.

Fiber and Data revenue of $16,684,000 in the first quarter of 2013 is $3,272,000 or 24% higher compared to 2012. The growth is a result of continued demand for our advanced business communications services; especially in the areas of high-capacity Ethernet, fiber-based wireless backhaul and MPLS services. The growth also reflects success from our expansion into the Fargo market, accelerated through our acquisition of IdeaOne Telecom, completed on March 1, 2012.  We continue to experience success in each of our customer segment groups: wholesale, enterprise and commercial. As the demands of commercial and enterprise-size businesses evolve, we continue to focus our attention on providing competitive, high-quality and innovative communication solutions.

Cost of Services (excluding Depreciation and Amortization)

Cost of services was $1,662,000 or 25% higher in the first quarter of 2013 compared to 2012, in line with the growth in revenue discussed above. The higher costs of services can be attributed to a $587,000 increase in circuit-related costs to support the increased demand for our transport products and services, a $460,000 increase in wages and benefits driven by increased staffing levels due to our focus on growing this segment and a $121,000 increase in maintenance contracts related to the deployment of new infrastructure and customer premise equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $854,000 or 34% higher in the first quarter of 2013 versus 2012. The main contributors include an increase in wages and benefits of $333,000 due to an increased sales force focused on enterprise and commercial-sized business and a $219,000 increase in corporate expense as our concentration and resources have continued to shift toward growth in this segment.

Asset Impairment

In the first quarter of 2013 we were informed by a vendor that they intended to terminate an agreement which was essential for us to provide wireless internet services to customers in our Fargo market.  At that time we decided to eliminate wireless internet from our services in Fargo.  Based on these circumstances we performed an impairment analysis specifically related to assets supporting that service offering.  This analysis consisted of two parts:
1.	An analysis of property, plant and equipment compared the carrying value of these assets to the expected future cash flows to be generated through their remaining time in service and resulted in recognizing an impairment loss of $593,000;
2.	An analysis of a related intangible asset – customer relationships – compared the carrying value of the intangibles to the discounted present value of anticipated future revenue streams from this customer base and resulted in recognizing an impairment loss of $40,000.

The total impairment loss recognized in the period ended March 31, 2013 was $633,000.

Depreciation and Amortization

First quarter 2013 depreciation and amortization expense was $830,000 or 42% higher than first quarter 2012. The additional depreciation expense reflected in 2013 following our March 2012 acquisition of IdeaOne Telecom is the primary contributor to the increase, accounting for approximately 74% of the increase. Organic investments in our network to increase our customer reach, add capacity and enhance our reliability and services drives the remainder of the increase.

Equipment Segment
The following table provides a breakdown of the Equipment Segment operating results.

Equipment

	Three Months Ended
	March 31%
(Dollars in thousands)	2013	2012	Change

Operating revenue before intersegment eliminations:
Equipment	$15,364	$15,299	0%
Services	1,873	2,122	-12%
Total operating revenue	$17,237	$17,421	-1%

Cost of sales
(excluding depreciation and amortization)	$13,222	$13,466	-2%
Cost of services
(excluding depreciation and amortization)	1,695	1,712	-1%
Selling, general and administrative expenses	1,414	1,352	5%
Depreciation and amortization	85	71	20%
Total costs and expenses	16,416	16,601	-1%

Operating income	$821	$820	0%
Net income	$485	$486	0%

Capital expenditures	$558	$73	664%

Revenue

Equipment. We are a Master Unified Communications and Gold Certified Cisco partner providing Cisco equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. Our equipment business solutions team plans, designs and implements networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and Data Center solutions. We also utilize relationships with other industry-leading vendors to provide integrated communication solutions for our clients to meet their emerging networking needs. Equipment sales are non-recurring in nature making this revenue dependent upon attracting new sales from existing and new customers, as well as leveraging relationships with our current customer base by adding more value through enhanced product and service offerings.

Equipment revenue was similar in the first quarter of 2013 compared to 2012. In each period, we experienced high success in selling unified communications products, data center products and cloud computing solutions to several of our existing large and enterprise customers in support of their initiatives.

Equipment Services. We provide a comprehensive set of services to support equipment solutions, including:  advisory, planning and design, implementation, development and support. Maintenance contracts ("Smartnet" contracts) are offered in collaboration with Cisco systems. Our Total Care support team provides a proactive approach to monitoring and supporting customer networks, unified communications environments and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure.

Equipment services revenue decreased $249,000 or 12% in the first quarter of 2013 compared to the first quarter in 2012. The decrease is due to a $248,000 decline in maintenance revenue primarily driven by our receipt of Cisco rebates that rewarded us for high maintenance contract renewal rates in 2012 which did not re-occur in 2013. We continue to experience a high success rate for renewals but did not achieve the renewal rates required to receive the Cisco rebates. This revenue is directly correlated with equipment installations and therefore is cyclical, as contracts typically range from three to five years in duration. Our focus remains on analyzing and improving our support and professional services revenue in order to grow recurring revenue streams within this segment.

Cost of Sales

Cost of sales decreased 2% in the first quarter of 2013 compared to the corresponding period in 2012, generally in line with the similar level of equipment revenue between the two periods.  Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)
Cost of services was $17,000 or 1% lower in 2013 when compared to 2012. The primary contributors to the decline were lower contract labor expense of $57,000 as we are able to utilize our internal work force. Other expense savings also contributed to the overall decline which were partially offset by an increase of $50,000 in wages and benefits and an increase of $19,000 in equipment maintenance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62,000 or 5% higher in the first quarter of 2013 when compared to the same period in 2012. Although revenue in the first quarter of 2013 was comparable to the same period in 2012, commission expense was $103,000 higher driven by the timing of when we recognize commissions versus the timing of revenue recognition. We also experienced an increase of $30,000 in wages and benefits both of which were partially offset by a decrease of $74,000 in corporate expense.

Depreciation and Amortization

Depreciation expense was $14,000 or 20% higher in the first quarter of 2013 compared to the same period in 2012, driven by expansion of office space.

Telecom Segment
The following table provides a breakdown of the Telecom Segment operating results.

Telecom

	Three Months Ended
	March 31%
(Dollars in thousands)	2013	2012	Change
Operating revenue before intersegment eliminations:

Local service	$2,963	$3,429	-14%
Network access	4,701	4,903	-4%
Broadband	5,005	5,002	0%
Directory	730	782	-7%
Long distance	572	648	-12%
Bill processing	813	1,205	-33%
Intersegment	573	410	40%
Other	277	335	-17%
Total Telecom operating revenue	$15,634	$16,714	-6%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$15,061	$16,304
Intersegment	573	410
	15,634	16,714

Cost of services (excluding depreciation and amortization)	7,375	7,561	-2%
Selling, general and administrative expenses	2,533	2,833	-11%
Depreciation and amortization	4,121	4,133	0%
Total Telecom costs and expenses	14,029	14,527	-3%

Operating income	$1,605	$2,187	-27%

Net income	$943	$1,299	-27%

Capital expenditures	$2,248	$1,596	41%

Key metrics
Business access lines	20,016	21,954	-9%
Residential access lines	21,744	23,679	-8%
Total access lines	41,760	45,633	-8%
Long distance customers	29,741	31,498	-6%
Digital subscriber line customers	20,327	19,451	5%
Digital TV customers	10,910	10,247	6%

Revenue

Local Service. We receive recurring revenue for local residential and business voice services, enhanced calling features and miscellaneous local services.  We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls.

Local service revenue was $466,000 or 14% lower in the first quarter of 2013 compared to 2012. As expected, we continue to experience local access line loss due to competition and alternative communication options that exist in the markets we serve and products we provide. The decline also reflects the impact of access reform driven by provisions of FCC Order 11-161, issued November 2011. The Order mandated the elimination of reciprocal compensation from wireless carriers. The demands of business customers are also evolving, as wireless alternatives and VoIP services are replacing traditional access lines. These services are offered by our Fiber and Data Segment and our competitors. We expect a portion of Telecom's local access revenue will continue to shift to services offered in our other segment. We anticipate continuing modest erosion of access lines due to market forces and the substitution of the traditional access lines with wireless and VoIP services. To moderate our losses in the legacy services we provide, we introduced competitive residential bundles to reduce our customer churn and attract new customers.

Network Access. We provide access services to other communications carriers to terminate or originate long distance calls on our network. We also bill subscriber line charges to our customers for access to the public switched network. Network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to ILECs.

Network access revenue was $202,000 or 4% lower in the first quarter of 2013 compared to 2012. Contributing to the decline are diminishing access lines, lower minutes of use on our network and competition from wireless carriers and cable providers. The introduction of the Connect America Fund (CAF), a support mechanism intending to replace some of the carriers' lost revenue due to access reform, has stabilized the decline in this revenue stream. As anticipated, minutes of use revenue, end-user revenue, and transport revenue were down in the first quarter of 2013 but were partially offset by an increase in support received from the CAF fund.

Broadband. We provide residential and business broadband services for monthly recurring revenue. Broadband services include: DSL/high-speed Internet access, digital TV services, and business ethernet and data services.

Broadband revenue was $3,000 higher in the first quarter of 2013 compared to the first quarter of 2012. Although our digital TV and DSL customer bases have grown 6% and 5%, respectively compared to last year, broadband products and services continue to be impacted by price compression as a result of market conditions, competitive pressures and our own pricing strategies. We continue to lead with a competitive multi-service bundle which provides discounts and incentives for our customers when bundling digital TV, Internet and voice services. Additional savings are offered when customers opt into a six month or one- or two-year agreement. Our multi-service bundles have been well received in the markets we serve, with approximately 90% of our bundle subscribers taking advantage of the savings associated with the two-year agreement.
Directory. We receive monthly recurring revenue from subscribers for yellow page advertising in our telephone directories.
Directory revenue was $52,000 or 7% lower in the first quarter of 2013 compared to 2012. We expect this revenue stream to continue to trend down as businesses preference is shifting from printed directory advertising to online media platforms.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service and long distance private lines. We offer regional, nationwide and unlimited long distance plans.

Long distance revenue was $76,000 or 12% lower in the first quarter of 2013 compared to 2012. The decrease is the result of our declining customer base which is down 6% from last year, lower billable minutes as customers opt for unlimited option calling plans and lower rates due to competition from our peers and wireless alternatives.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees, and contract and integration services revenue. Our SuiteSolution® product offers communication providers a billing and customer management software system using the latest in database and screen presentation technology.

Bill processing revenue was $392,000 or 33% lower in the first quarter of 2013 compared to 2012. Timing of customer implementations is driving the year-over-year decline. We currently anticipate higher levels of customer implementations in the second half of 2013.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue was $58,000 or 17% lower in the first quarter of 2013 compared to 2012 which is primarily attributed to a decline in customer premise equipment revenue.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) were $186,000 or 2% lower in the first quarter of 2013 when compared to the first quarter of 2012. The decline is primarily attributable to:  (1) a decrease of $118,000 in access expenses which is directly correlated to lower long distance revenue and (2) a decrease of $109,000 in wages and benefits due to a reduction in our workforce and savings in post-retirement benefits as a result of a plan amendment.  A combination of other expense savings also contributed to the overall decline. The expense decreases were partially offset by an increase of $160,000 in circuit related expenses primarily due to elevated off-net costs and an increase of $120,000 in programming costs related to our video product as a result of higher subscriber fees and a growing customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $300,000 or 11% lower in the first quarter of 2013 compared to the first quarter of 2012. The decline is primarily attributable to:  (1) a decrease of $146,000 in wages and benefits due to savings in post-retirement benefits as a result of a plan amendment and (2) a $71,000 decrease in corporate expense as more focus and resources shift toward the Fiber and Data Segment.

Depreciation and Amortization

Depreciation and amortization expense was similar in the first quarter of 2013 as in the first quarter of 2012.

Consolidated Results

Interest Expense

Consolidated interest expense was $272,000 or 19% lower in the first quarter of 2013 compared to the same period in 2012 driven by a reduction in our outstanding debt balance. The outstanding balance of our debt obligations (long-term and current portion) declined $5,522,000 from $141,893,000 at March 31, 2012 to $136,371,000 as of March 31, 2013. The March 31, 2013 debt balance has decreased $410,000 since December 31, 2012.

Income Taxes

Our effective income tax rate for the first quarter of 2013 and 2012 was 40.2% and 40.6%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (i.e. current assets minus current liabilities) was $12,620,000 as of March 31, 2013 compared to working capital of $11,364,000 as of December 31, 2012. The ratio of current assets to current liabilities was 1.4 as of March 31, 2013 and 1.3 as of December 31, 2012.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) was $185,171,000 at March 31, 2013, reflecting 26% equity and 74% debt. This compares to a total capital structure of $185,629,000 at December 31, 2012, reflecting 26% equity and 74% debt. In the communications industry, the capacity for debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.95 times debt to Earnings before Interest, Tax, Depreciation and Amortization, ("EBITDA") as defined in our credit agreement; well within the acceptable limit for our agreement of 3.25 times debt to EBITDA and well within the levels experienced in our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $10,418,000 and $8,115,000 as of March 31, 2013 and December 31, 2012, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital. See Note 9 "Extended Term Payable."

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes, dividends and debt obligations. We have not changed our equity capitalization and new equity was not a source of liquidity during this period. Cash and cash equivalents at March 31, 2013 of $4,306,000 decreased $3,999,000 compared to $8,305,000 at December 31, 2012, primarily due to timing of our expenditures. In the first quarter of 2013, we repurchased $528,000 of our common stock.

Cash Flows

Management believes we will have the ability to meet our current and long-term liquidity and capital requirements through operating cash flows, cash and cash equivalents, borrowings available under our credit facility and other internal and available external resources. For temporary increases in cash demand we use our cash inflow and utilize our senior credit facility for more significant fluctuations in liquidity driven by growth initiatives. These sources coupled with our access to a $30,000,000 revolving credit facility (presently unused) provide further assurance against interruption in our business plans due to financing. Our expected primary uses of cash include ongoing operating requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends as they are declared.

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

We feel we can adjust the timing or the number of strategic and growth initiatives accordingly to correspond to any limitation we may face or be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

Cash generated from operations represents the amount of cash generated by our daily operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations in the first three months of 2013 was $2,031,000, a decrease of $14,226,000 compared to the first three months of 2012. In both years cash generated from operations was primarily attributable to net income plus non-cash expenses including depreciation and amortization. The difference in the change in operating assets and liabilities of $15,305,000 from 2013 to 2012 is primarily driven by changes in our receivables, inventory and accounts payable and accrued expenses balances. The change in receivables and inventory is primarily driven by the timing and volume of equipment orders associated with our Equipment Segment.  Accounts payable and other accrued expenses are also down due to timing related to items such as accrued payroll and incentive compensation, and payoff of inventory items purchased near year-end.

Cash used for investing activities was $5,789,000, down $22,767,000 compared to the first quarter of 2012.  The change is due to our 2012 acquisition of IdeaOne Telecom for an adjusted purchase price of $26,337,000.  A portion of this purchase was funded using cash reserves and the remainder with additional term loan debt. Capital expenditures increased $2,155,000 or 59% when comparing 2013 to 2012 after netting out the $1,321,000 we received from the National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant in 2012. This increase is primarily due to timing of projects within the year, and does not represent an expected level throughout the entire year.

Capital spending continues to be our primary recurring investing activity allowing us to expand and enhance our network, remain competitive and enhance and expand our service offerings. We continue to focus our spending on strategic investments in success-based and network expansion projects, such as last mile builds to customer premises, fiber connections to cellular towers and expansion in key strategic locations, along with required network maintenance spending. Investment in our network and business services will continue to support growth and customer demand in wireless backhaul transport services optimizing long-term revenue opportunities. We expect our 2013 capital spending to range between $24,000,000 and $28,000,000.

In 2013, construction is concluding on our Greater Minnesota Broadband Collaborative project which is being funded in part by the NTIA BTOP grant. The project extends our fiber-optic network across greater Minnesota to provide governmental, educational and healthcare organizations the opportunity to connect to a high-capacity broadband network. As of March 31, 2013 100% of the backbone routes have been completed and we are currently in the process of building last mile builds connecting our network directly to the end customer. As of March 31, 2013 approximately $20,000,000 of the $24,000,0000 total estimated project cost has been expended and $14,000,000 has been reimbursed or is pending reimbursement by the NTIA BTOP grant. The project is required to be complete by August 2013 and we are on schedule to comply with this deadline.

Financing activities primarily consist of borrowings and payments on our credit facility and the payment of dividends to our shareholders. Cash used in financing activities was $241,000 in 2013 compared to cash provided by financing activities of $19,966,000 in 2012. This significant decrease is due to an Incremental Term credit facility of $22,000,000 we obtained to purchase IdeaOne Telecom, as an extension of our senior credit facility. In the first three months of 2013 and 2012, we used $1,970,000 and $1,877,000 in cash to make dividend payments to our shareholders, respectively. In March 2013, our Board of Directors declared a second quarter dividend of $.145 per share. We expect to pay similar dividends in the future; however, this will be dependent upon many factors, such as: operating results, capital requirements, debt compliance and other factors.

Our long-term obligations, including current maturities of debt and capital leases as of March 31, 2013 and December 31, 2012 were $136,371,000 and $136,781,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States ("non-GAAP financial measures"). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:	March 31, 2013
(A) Total debt (including outstanding letters of credit)	$136,391

(B) Adjusted EBITDA as defined by our credit agreement
Three months ended 3-31-13	11,501
Three months ended 12-31-12	12,048
Three months ended 9-30-12	11,429
Three months ended 6-30-12	11,233
Total adjusted EBITDA as defined by our credit agreement	$46,211

Total leverage ratio (A)/(B)	2.95

Maximum leverage ratio allowed	3.25

Debt Service Coverage Ratio:	March 31, 2013
(A) Adjusted EBITDA as defined by our credit agreement, minus	$46,211
Income taxes	(4,910)
$41,301

(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	7,113

Debt service coverage ratio (A)/(B)	5.8

Minimum debt service ratio allowed	2.5

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found under Note 1 "Basis of Presentation and Consolidation."

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

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Net income	$1,626	$2,294
Add:
Depreciation and amortization	7,009	6,194
Interest expense	1,139	1,411
Income taxes	1,094	1,567
EBITDA	$10,868	$11,466

Asset impairment	633	-
Adjusted EBITDA as defined in our credit agreement	$11,501	$11,466

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2013, our interest expense would have increased $145,000.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses in internal control over financial reporting, the nature of which is summarized below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting, we had identified material weaknesses in our internal control over financial reporting as of December 31, 2012 as described below.
•	The Company did not have effective controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles ("GAAP") to account for interest rate swap financial derivative instruments. This material weakness resulted in adjustments to interest expense, income taxes, and other comprehensive income. The restatement of certain periods of the Company's financial statements is included in our Form 10K/A for the year ended December 31, 2011.
•	The Company did not have effective controls to provide reasonable assurance as to the selection and application of GAAP around complex and/or non-routine transactions, including accounting for its share-based compensation arrangements. The Company lacked adequate technical expertise to apply proper accounting methods within the provisions of FASB ASC 718, "Compensation – Stock Compensation," for our share-based compensation plans.

As a result of the material weaknesses described above, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

For additional information regarding the material weaknesses identified by management, see "Item 9A. Controls and Procedures" in the Company's Annual Report on Form 10K for the year ended December 31, 2012 filed on March 7, 2013 with the Securities and Exchange Commission.

Remediation Efforts in 2013
Promptly following the identification of the material weaknesses as described above, management, with the oversight of the Audit Committee, began taking steps to remediate the material weaknesses.  We have taken the following actions thus far in 2013:
•	Engaged a third party specialist for advice and consultation with consideration of the latest interpretation of the FASB rules for all current and future hedge accounting. Services include assisting management with preparation of hedge designation documentation, consultation and support for all hedge accounting transactions, and assisting management with their periodic testing of hedge effectiveness.
•	Provided training and education regarding hedge accounting requirements with GAAP for all relevant personnel involved in derivatives transactions.
•	Determined the Company will hire additional personnel knowledgeable regarding GAAP.
•	Engaged third party advisors that are knowledgeable regarding GAAP and internal controls to review the Company's financial reporting controls in areas which involve significant judgments and estimates, which involve application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements, in order to provide input to management regarding ways to strengthen the Company's control procedures in these areas.

In addition to the above steps, management intends to continue its remediation efforts by:
•	Providing training and education relating to accounting for share-based payments for all relevant personnel involved in computing and recording share-based compensation cost.
•	Providing ongoing training and education relating to GAAP around complex and non-routine transactions specifically identified through regular review of emerging issues and Company business activities.
•	Completing our review with the assistance of a third party advisor of the Company's financial reporting controls and implementing recommended control procedures to strengthen the Company's control procedures in areas which involve significant judgments and estimates, which involve application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements.

Management intends to complete these remediation steps in 2013.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the remediation steps to address the material weaknesses in its internal control over financial reporting described above.

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company's internal control over financial reporting, including implementing improvements in policies and procedures.
We are committed to a strong internal control environment, and believe that, when fully implemented, the remediation actions described above will represent significant improvements in the Company's accounting function. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate these material weaknesses during the balance of 2013. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

Part II  Other Information

Item 1.  Legal Proceedings

Other than routine litigation incidental to our business there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.  Risk Factors

There have not been any material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2011, we announced that our Board of Directors approved a stock repurchase plan to repurchase up to $3,000,000 of our common stock with no specified expiration date. During the three months ended March 31, 2013, we acquired and retired 52,647 common shares for $526,914 in block transactions handled through market makers. In 2011, we repurchased 36,248 common shares for $324,180 of our common stock.

Details of the first quarter of 2013 transactions are below.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet be Purchased Under Plan

January 1 - 31, 2013	-	$-	-	$2,675,820
February 1 - 28, 2013	-	-	-	$2,675,820
March 1 - 31, 2013	52,647	10.01	52,647	$2,148,906
Total	52,647	$10.01	52,647	$2,148,906

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibit Listing

Exhibit Number	Description
10.1	HickoryTech Corporation Long-Term Executive Incentive Program (Amended and Restated January 1, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2013
HICKORY TECH CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer