Form 10-Q
period 2013-06-30
HICKORY TECH CORP
filed 2013-08-06
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The total number of shares of the Registrant's common stock outstanding as of August 2, 2013: 13,544,964.

PART I Financial Information

PART II Other Information

Part I Financial Information

Item 1. Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except share and per share amounts)	2013	2012	2013	2012
Operating revenue:
Equipment	$12,910	$10,740	$28,274	$26,039
Services	34,231	33,117	67,636	64,762
Total operating revenue	47,141	43,857	95,910	90,801

Costs and expenses:
Cost of sales, excluding depreciation and amortization	10,860	9,292	24,082	22,758
Cost of services, excluding depreciation and amortization	16,971	15,905	33,570	31,231
Selling, general and administrative expenses	7,047	7,441	14,496	14,147
Asset impairment	5	-	638	-
Depreciation and amortization	7,252	6,732	14,261	12,926
Total costs and expenses	42,135	39,370	87,047	81,062

Operating income	5,006	4,487	8,863	9,739

Other income and expense:
Interest and other income	13	14	15	34
Interest expense	(1,131)	(1,599)	(2,270)	(3,010)
Total other (expense)	(1,118)	(1,585)	(2,255)	(2,976)

Income before income taxes	3,888	2,902	6,608	6,763
Income tax provision	1,567	1,164	2,661	2,731

Net income	$2,321	$1,738	$3,947	$4,032

Basic earnings per share	$0.17	$0.13	$0.29	$0.30

Weighted average common shares outstanding	13,531,007	13,404,628	13,543,690	13,377,209

Diluted earnings per share	$0.17	$0.13	$0.29	$0.30

Weighted average common and equivalent shares outstanding	13,576,967	13,454,707	13,584,749	13,433,277

Dividends per share	$0.145	$0.14	$0.29	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2013	2012	2013	2012

Net income	$2,321	$1,738	$3,947	$4,032
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	65	-	60	-
Income tax (expense)	(26)	-	(24)	-
Unrealized holding gain on interest rate swaps	39	-	36	-

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Net actuarial loss	120	135	240	270
Prior service credit	(236)	(19)	(472)	(38)
Transition obligation	-	15	-	30
Adjustment to post-retirement benefit plan	-	(1,034)	-	(1,034)
Income tax expense (benefit)	46	360	92	308
Change in post-retirement benefit plan	(70)	(543)	(140)	(464)

Other comprehensive (loss) income	(31)	(543)	(104)	(464)

Comprehensive income	$2,290	$1,195	$3,843	$3,568

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in thousands except share and per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,197	$8,305
Receivables, net of allowance for doubtful accounts of $264 and $278	27,346	22,530
Inventories	6,312	8,379
Income taxes receivable	1,025	596
Deferred income taxes, net	1,623	1,887
Prepaid expenses	2,599	2,092
Other	917	1,399
Total current assets	45,019	45,188

Investments	3,408	3,213

Property, plant and equipment	448,535	437,623
Accumulated depreciation and amortization	(267,930)	(254,664)
Property, plant and equipment, net	180,605	182,959

Other assets:
Goodwill	29,028	29,028
Intangible assets, net	4,328	4,811
Deferred costs and other	3,002	3,105
Total other assets	36,358	36,944

Total assets	$265,390	$268,304

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,332	$5,818
Extended term payable	10,867	8,115
Deferred revenue	5,598	7,362
Accrued expenses and other	9,326	10,881
Current maturities of long-term obligations	1,655	1,648
Total current liabilities	30,778	33,824

Long-term liabilities:
Debt obligations, net of current maturities	134,324	135,133
Accrued income taxes	221	236
Deferred revenue	2,864	1,085
Financial derivative instruments	1,838	2,432
Accrued employee benefits and deferred compensation	12,634	12,481
Deferred income taxes	34,196	34,265
Total long-term liabilities	186,077	185,632

Total liabilities	216,855	219,456

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,516,441 in 2013 and 13,519,131 in 2012	1,352	1,352
Additional paid-in capital	15,730	15,950
Retained earnings	30,998	30,987
Accumulated other comprehensive income	455	559
Total shareholders' equity	48,535	48,848

Total liabilities and shareholders' equity	$265,390	$268,304

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(Dollars in thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$3,947	$4,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,261	12,926
Asset impairment	638	-
Accrued patronage refunds	(353)	(345)
Stock based compensation	429	375
Loss on financial derivative instruments	46	164
Excess tax benefit	(100)	-
Other	515	773
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(4,888)	4,070
Prepaid expenses	(507)	(401)
Inventories	2,282	4,350
Accounts payable and accrued expenses	(4,686)	(3,679)
Deferred revenue, billings and deposits	15	(683)
Income taxes	(453)	(203)
Other	743	137
Net cash provided by operating activities	11,889	21,516

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,117)	(10,969)
Broadband stimulus grant received	831	1,426
Redemption of investments	-	1,415
Acquisition of IdeaOne Telecom	-	(26,337)
Purchase of short-term investments	-	(2,998)
Proceeds from sale of assets	114	-
Net cash (used in) investing activities	(12,172)	(37,463)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	32,231	22,772
Payments on extended term payable arrangement	(29,479)	(21,501)
Borrowings on credit facility	-	22,000
Payments on credit facility and capital lease obligations	(821)	(2,344)
Proceeds from issuance of common stock	355	163
Stock repurchase	(1,275)	-
Dividends paid	(3,936)	(3,769)
Excess tax benefit	100	-
Net cash (used in) provided by financing activities	(2,825)	17,321

Net (decrease) increase in cash and cash equivalents	(3,108)	1,374
Cash and cash equivalents at beginning of the period	8,305	13,057
Cash and cash equivalents at the end of the period	$5,197	$14,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,960	$2,868
Net cash paid for income taxes	$2,763	$2,934
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$19	$14

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
June 30, 2013

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

Recent Accounting Developments

In the first quarter of 2013, the FASB issued ASU 2013-02 to improve the disclosure of reclassifications out of accumulated other comprehensive income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes. Our adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and earnings per share amounts)	2013	2012	2013	2012

Net income	$2,321	$1,738	$3,947	$4,032

Weighted average shares outstanding	13,531,007	13,404,628	13,543,690	13,377,209
Stock options (dilutive only)	5,896	12,493	5,320	14,664
Stock subscribed (ESPP)	-	-	-	-
Retention awards	16,775	16,414	13,980	20,029
Stock subscribed (LTEIP)	23,289	21,172	21,759	21,375
Total dilutive shares outstanding	13,576,967	13,454,707	13,584,749	13,433,277

Earnings per share:
Basic and diluted	$0.17	$0.13	$0.29	$0.30

Dividends per share	$0.145	$0.14	$0.29	$0.28

Options to purchase 77,150 and 83,900 shares for the three months ended June 30, 2013 and 2012, respectively, and 82,150 and 78,900 shares for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS, because their effect on earnings per share would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 2013 and 2012, respectively, are as follows:

Shares outstanding on record date	2013	2012
First quarter (February 15)	13,586,903	13,409,941
Second quarter (May 15)	13,559,043	13,479,677

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.145 and $0.14 per share in the second quarter of 2013 and 2012, respectively. During the first six months of 2013 and 2012, shareholders have elected to reinvest $154,000 and $147,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

In the three and six months ended June 30, 2013, we acquired and retired 71,638 and 124,285 shares, respectively, of HickoryTech common stock.

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

In the first quarter of 2013, an impairment charge of $633,000 was recognized within our Fiber and Data Segment. Minor adjustments to fully recognize the impairment on all related assets resulted in an additional $5,000 impairment charge in the second quarter to bring the final year-to-date impairment recognition to $638,000. There were no such charges in 2012.

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

(Dollars in thousands)	June 30, 2013	December 31, 2012
Fiber and Data	$5,384	$5,384
Equipment	$596	$596
Telecom	$23,048	$23,048

The components of intangible assets are as follows:

(Dollars in thousands)		June 30, 2013		December 31, 2012
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,459	$5,716	$8,499	$5,368
Other intangibles	1 - 5 years	2,930	1,345	2,930	1,250
Total		$11,389	$7,061	$11,429	$6,618

In the first quarter of 2013, we reduced the carrying value of the customer relationships by $40,000. This impairment loss was directly related to our decision to no longer provide wireless Internet service in the Fargo, North Dakota market. See Note 4 "Long-Lived Assets."

Amortization expense related to the definite-lived intangible assets was $443,000 and $357,000 for the six months ended June 30, 2013 and 2012, respectively. Total estimated amortization expense for the remaining six months of 2013 and the five years subsequent to 2013 is as follows: 2013 (July 1 – December 31) – $440,000; 2014 - $749,000; 2015 - $616,000; 2016 - $565,000; 2017 - $554,000; 2018 - $554,000.

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

Our long-term debt credit agreement allows us to select short-term LIBOR pricing options, which we have elected. Therefore, the carrying amounts of our long-term debt approximate its fair value. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. It also incorporates credit valuation adjustments to appropriately reflect both our own non-performance risk and the non-performance risk of the respective counterparties. See Note 8 "Financial Derivative Instruments" for further discussion regarding our interest rate swaps.

The fair value and carrying value of our investments, long-term debt, after deducting current maturities, and our interest rate swaps are as follows at June 30, 2013 and December 31, 2012:

(Dollars in thousands)		June 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	2	$3,408	$3,408	$3,213	$3,213
Long-term debt	2	$134,324	$134,324	$135,133	$135,133
Interest rate swaps	2	$1,838	$1,838	$2,432	$2,432

Note 7. Debt and Other Obligations

Our long-term obligations as of June 30, 2013 were $134,324,000, excluding current maturities of $1,420,000 on debt and $235,000 on current maturities of capital leases. Long-term obligations as of December 31, 2012 were $135,133,000 excluding current maturities of $1,420,000 on debt and $228,000 of capital leases.

On August 11, 2011, we entered into a $150,000,000 credit agreement with a syndicate of nine banks that matures on December 31, 2016. The credit facility is comprised of a $30,000,000 revolving credit component ($29,980,000 available to borrow as of June 30, 2013; $20,000 is reserved for outstanding letters of credit) and a $120,000,000 term loan component ($115,900,000 outstanding as of June 30, 2013). On March 1, 2012 we borrowed an additional $22,000,000 of incremental term loan debt ($19,725,000 outstanding as of June 30, 2013) as an extension of our existing credit facility to fund our acquisition of IdeaOne Telecom.

The term loans are structured in a Term Loan B facility. Under the terms of our credit facility we are required to make quarterly principal payments of $300,000 on the initial Term Loan and quarterly principal payments of $55,000 on the Incremental Term Loan. The revolving credit component does not require quarterly principal payments.

The term loan component has a provision whereby we periodically receive patronage capital refunds from our lender. Patronage refunds are recorded as an offset to interest expense and amounted to $353,000 in the first six months of 2013 compared to $345,000 in the first six months of 2012.

At June 30, 2013, we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

Our obligations under the credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its current subsidiaries, which includes total assets with the exception of the Equipment Segment accounts receivable and inventory and assets purchased or constructed through Federal funding, reflecting the National Telecommunications Information Administration ("NTIA") federal interest in Broadband Technology Opportunities Program ("BTOP") grant-funded network. We have also given a first-priority pledge of the capital stock of our current subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in certain mergers and acquisitions; pay dividends or purchase/redeem Company stock over specified maximum values.

The credit facility requires us to enter in or maintain effective interest rate protection agreements on at least 50% of the Term Loans' outstanding balance for a period ending in August 2013 to manage our exposure to interest rate fluctuations. We currently have interest rate swap agreements, effectively fixing the LIBOR rate portion of the interest rate on $72,000,000 of our variable interest debt. Additional information on our interest-rate swap agreements can be found under Note 8 "Financial Derivative Instruments."

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

We account for derivatives in accordance with FASB ASC Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. If a derivative is designated as a hedge, the effective portion of changes in the fair value of derivatives is recorded as a component of accumulated other comprehensive income (loss) in shareholders' equity, net of tax, which is subsequently, reclassified into earnings when the underlying hedged transaction is recognized in earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The estimated amount expected to be reclassified as an increase to interest expense within the next twelve months is $42,000 at June 30, 2013. The ineffective portion of the fair value of derivatives is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income (loss) would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings. As of January 1, 2013 our interest rate swaps were designated as cash flow hedging instruments. As of December 31, 2012 our interest rate swaps were not designated as hedging instruments.

Listed below are the interest rate swap agreements outstanding as of June 30, 2013 which were designated as cash flow hedges of interest rate risk and have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The following tables present the fair value of our derivative instruments included in our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

	Derivative Assets		Derivative Liabilities
Fair Value as of
Derivatives Designated as Cash Flow Hedges	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest rate derivatives
Balance sheet location	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments
Pay-fixed swaps	$-	$-	$1,838	$-

	Derivative Assets		Derivative Liabilities
Fair Value as of
Derivatives Not Designated as Cash Flow Hedges	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest rate derivatives
Balance sheet location	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments	Financial Derivative Instruments
Pay-fixed swaps	$-	$-	$-	$2,432

The tables below illustrate the effect of derivative instruments on consolidated operations for the three and six month periods ended June 30, 2013 and 2012. Our derivative instruments were designated as cash flow hedges for the periods ended June 30, 2013. For the periods ended June 30, 2012 our derivative instruments were not designated as hedges.

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the quarter ended June 30,	2013	2012	(Effective Portion)	2013	2012	Effectiveness Testing)	2013	2012

Interest rate derivatives
Pay-fixed swaps	$(41)	$-	Interest expense	$25	$-	Interest expense	$(6)	$-

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the six months ended June 30,	2013	2012	(Effective Portion)	2013	2012	Effectiveness Testing)	2013	2012

Interest rate derivatives
Pay-fixed swaps	$(15)	$-	Interest expense	$46	$-	Interest expense	$1	$-

Derivatives Not Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the quarter ended June 30,	2013	2012	(Effective Portion)	2013	2012		2013	2012

Interest rate derivatives
Pay-fixed swaps	$-	$-	Interest expense	$-	$-	Interest expense	$-	$(117)

Derivatives Not Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the six months ended June 30,	2013	2012	(Effective Portion)	2013	2012		2013	2012

Interest rate derivatives
Pay-fixed swaps	$-	$-	Interest expense	$-	$-	Interest expense	$-	$(164)

Note 9. Extended Term Payable

Enterprise Integration Services, Inc., a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the inventory and accounts receivable of our Equipment Segment and a guarantee of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services, Inc. to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services, Inc. would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $10,867,000 and $8,115,000 at June 30, 2013 and December 31, 2012, respectively. The balance fluctuates on a quarterly basis dependent upon timing of customer orders. These balances are classified as current liabilities in the accompanying Consolidated Balance Sheets and are not considered part of our debt financing.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$67	$150	$134	$300
Interest cost	120	188	240	376
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	-	15	-	30
Amortization of prior service credits	(236)	(19)	(472)	(38)
Recognized actuarial loss	120	135	240	270
Net periodic benefit cost	$71	$469	$142	$938

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

Inventory balances by segment are as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Fiber and Data	$884	$665
Equipment	$4,095	$6,201
Telecom	$1,333	$1,513

Note 12. Accumulated Other Comprehensive Income (Loss)

The table below illustrates the effect on certain line items of net income of the amounts reclassified out of each component of accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2013.

(Dollars in thousands)	Amounts Reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Where Net Income is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$25	$46	Interest expense
	(10)	(18)	Income tax provision
	$15	$28	Net of tax

Amortization of benefit pension items
Prior service costs	$236	$472	Selling, general and administrative expenses
Actuarial gains (losses)	(120)	(240)	Selling, general and administrative expenses
	116	232	Total before tax
	(46)	(92)	Income tax provision
	$70	$140	Net of tax

Total reclassifications of period	$85	$168	Net of tax

Note 13. Income Taxes

The effective income tax rate from operations for the second quarter of 2013 and 2012 was 40.3% and 40.1%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of June 30, 2013, we had unrecognized tax benefits totaling $218,000 (net of tax) excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $199,000. Due to expirations of statute of limitations, it is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2009 except to the extent of losses utilized in subsequent years.

Note 14. Stock Compensation

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of the average closing price for the five days previous to the purchase date. Stock-based compensation expense was $429,000 and $375,000, respectively, in the six months ended June 30, 2013 and 2012. This includes compensation expense for share-based payment awards granted prior to, but not vested as of June 30, 2013. As of June 30, 2013, we had not yet recognized compensation expense related to non-vested awards totaling $1,524,000. The weighted average period over which this compensation expense will be recognized is 2.39 years.

1993 Stock Award Plan

Long-Term Executive Incentive Program

We carry obligations of $740,000 and $1,028,000 as of June 30, 2013 and December 31, 2012 respectively, related to liability classified awards under the LTEIP that will be settled in company common stock in future periods.

Non-vested restricted stock activity for the six months ended June 30, 2013 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	32,447	$3.43
Granted/settled	68,699	$9.83
Vested	(72,621)	$6.97
Forfeited	-	$-
Non-vested at June 30	28,525	$9.83

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the six months ended June 30, 2013 is as follows:

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	11,150	$10.28
Granted	33,950	$8.76
Vested	-	$-
Forfeited	(800)	$10.57
Non-vested at June 30	44,300	$9.07

Stock Option

Stock options granted may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1	143,817	$9.95
Granted	-	$-
Exercised	(21,667)	$8.44
Forfeited	-	$-
Expired	(15,000)	$8.93
Outstanding at June 30	107,150	$10.40
Exercisable at June 30	103,816	$10.45

In the six months ended June 30, 2013, we received $183,000 in cash related to stock options exercised during the period.

Note 15. Quarterly Segment Financial Summary

Our operations are conducted in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and commercial business customers with advanced data, Internet, voice and voice over Internet Protocol ("VoIP") services. With our IP network and communication expertise, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through interconnections to provide end-to-end national connectivity. The Fiber and Data Segment includes revenue from Ethernet, Private Line, Multi-Protocol Label Switching ("MPLS"), Data Center, Dedicated Internet and our hosted VoIP SingleLink services. We own, lease or utilize long-term indefeasible rights of use ("IRU") agreements for the operation of our network. Fiber and Data services are marketed throughout our core regions: northern Minnesota and the Minneapolis-Saint Paul metropolitan area, southern Minnesota, Des Moines, Iowa and Fargo, North Dakota.

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

Segment information for the three and six months ended June 30, 2013 and 2012 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended June 30, 2013	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$16,779	$15,116	$15,246	$-	$47,141
Intersegment revenue	213	-	571	(784)	-
Total operating revenue	16,992	15,116	15,817	(784)	47,141

Asset impairment	5	-	-	-	5
Depreciation and amortization	2,922	124	4,198	8	7,252
Operating income (loss)	2,249	934	1,876	(53)	5,006
Interest expense	-	-	6	1,125	1,131
Income tax provision (benefit)	912	378	761	(484)	1,567
Net income (loss)	1,340	555	1,118	(692)	2,321
Total assets	112,582	24,964	116,313	11,531	265,390
Property, plant and equipment, net	93,964	2,202	84,340	99	180,605
Additions to property, plant and equipment	2,970	403	3,131	12	6,516

(Dollars in thousands)				Corporate and
Three Months Ended June 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$15,177	$12,864	$15,816	$-	$43,857
Intersegment revenue	193	-	444	(637)	-
Total operating revenue	15,370	12,864	16,260	(637)	43,857

Depreciation and amortization	2,551	71	4,085	25	6,732
Operating income (loss)	2,284	399	1,993	(189)	4,487
Interest expense	-	-	9	1,590	1,599
Income tax provision (benefit)	925	160	809	(730)	1,164
Net income (loss)	1,359	239	1,186	(1,046)	1,738
Total assets	103,611	14,753	121,064	25,158	264,586
Property, plant and equipment, net	84,216	1,433	88,424	77	174,150
Additions to property, plant and equipment	3,603	117	2,203	-	5,923

(Dollars in thousands)				Corporate and
Six Months Ended June 30, 2013	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$33,250	$32,353	$30,307	$-	$95,910
Intersegment revenue	426	-	1,144	(1,570)	-
Total operating revenue	33,676	32,353	31,451	(1,570)	95,910

Asset impairment	638	-	-	-	638
Depreciation and amortization	5,718	209	8,319	15	14,261
Operating income (loss)	3,887	1,755	3,481	(260)	8,863
Interest expense	-	-	14	2,256	2,270
Income tax provision (benefit)	1,589	715	1,416	(1,059)	2,661
Net income (loss)	2,301	1,040	2,061	(1,455)	3,947
Total assets	112,582	24,964	116,313	11,531	265,390
Property, plant and equipment, net	93,964	2,202	84,340	99	180,605
Additions to property, plant and equipment	5,913	961	5,379	52	12,305

(Dollars in thousands)				Corporate and
Six Months Ended June 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$28,396	$30,285	$32,120	$-	$90,801
Intersegment revenue	386	-	854	(1,240)	-
Total operating revenue	28,782	30,285	32,974	(1,240)	90,801

Depreciation and amortization	4,517	142	8,218	49	12,926
Operating income (loss)	4,629	1,219	4,180	(289)	9,739
Interest expense	-	-	22	2,988	3,010
Income tax provision (benefit)	1,875	494	1,692	(1,330)	2,731
Net income (loss)	2,754	725	2,485	(1,932)	4,032
Total assets	103,611	14,753	121,064	25,158	264,586
Property, plant and equipment, net	84,216	1,433	88,424	77	174,150
Additions to property, plant and equipment	5,568	190	3,799	-	9,557

Note 16. Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

In August 2010, we were awarded a National Telecommunications Information Administration ("NTIA") Broadband Technology Opportunities Program ("BTOP") grant to extend our middle mile fiber-optic network across greater Minnesota with the potential to connect health care facilities, schools, libraries, higher education institutions and public offices with an advanced high-capacity broadband network. The original project plan projected total costs of $24,000,000 of capital expenditures of which $16,800,000 is to be funded by the NTIA grant. Our investment in the project was anticipated to be approximately $7,200,000 or 30% of the estimated total project cost. Total project costs incurred through June 30, 2013 are $20,368,000. Due to scope revisions and effective cost management, we anticipate completing the project at a total cost of approximately $22,000,000 to $23,000,000 reducing our investment to approximately $6,600,000 to $6,900,000. We began capitalizing costs associated with this project in 2010 and began receiving grant funds in June 2011.

The following table provides an overview of the capital expenditures incurred on or received from the program.

	Project Activity			Project
(Dollars in thousands)	YTD June 30, 2013	2012	2011	Total
Capital expenditures incurred	$623	$7,081	$12,664	$20,368
NTIA reimbursements received	$831	$5,745	$6,945	$13,521

Capital expenditures pending reimbursement	$725	$1,100	$1,920

The project grant period ended July 31, 2013. All construction was completed and all capital expenditures were incurred as required by that date. The grant closeout period extends until October 31, 2013, during which a final accounting of total project costs will be performed and final reimbursement requests made under the grant agreement.

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

Overview

We are an integrated communications solution provider serving the upper Midwest engaged in providing an array of services to customers ranging from residential, business and enterprise to service providers and carriers over our multi-state fiber network spanning 4,100 route miles. We offer advanced business and IP networking services, data services, voice and VoIP, managed hosted services, high-capacity transport services, MPLS, equipment solutions, high-speed Internet, digital TV, local and long distance services.

Results of Operations

We conduct our operations in three business segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our business segments can be found in Note 15 "Quarterly Segment Financial Summary."

Executive Summary

Second quarter 2013 revenue of $47.1 million represents an increase of 7% compared to 2012. Year-over-year, revenue has grown 6%. Growth in the Fargo market subsequent to our IdeaOne Telecom acquisition and success in selling integrated voice and data services including VoIP, Ethernet and MPLS resulted in double digit revenue growth in our Fiber and Data Segment of 11% in the second quarter and 17% year-to-date. Our Equipment Segment posted revenue growth of 18% in the second quarter and 7% year-to-date driven by increased equipment sales which incorporate emerging technology to enable our customers to integrate their communications and information technology networks. The Telecom Segment experienced a modest decline of 4% in the second quarter and 6% year-to-date as the expected loss in traditional local service and network access revenue was mitigated by increased revenue from broadband services.

Approximately 79% of our total revenue for the second quarter of 2013 and year-to-date period was from business and broadband services. This revenue is derived from the Fiber and Data Segment, Equipment Segment and broadband services revenue from our Telecom Segment. These revenue streams are a strategic focus and remain our growth opportunity as consumers migrate from traditional legacy voice services to advanced communication services. We will leverage our regional network and long-haul routes to provide wireless transport or backhaul services. We continue to invest in our network and our fiber-to-the-tower capital initiative to accommodate the increased network capacity requirements for wireless carriers as the demand for data usage increases. We will continue to expand and refine our product portfolio to meet the demands of our business customers with integrated voice and data services to offer them flexibility in meeting their communication needs.

Total costs and expenses increased 7% in the second quarter of 2013 and the year-to-date period compared to 2012 as we continue to support and stimulate the growth in our Fiber and Data Segment and experience higher sales volume in our Equipment Segment. Depreciation and amortization expense increased 8% in the second quarter and 10% year-to-date driven by the acquired IdeaOne assets and capital expenditures related to investments to expand and enhance our network. Interest expense declined 29% in the second quarter and 25% year-to-date primarily driven by a decline of our outstanding debt balance and by our adoption of hedge accounting on January 1, 2013 for our interest rate swap agreements.

Second quarter net income of $2.3 million, or $0.17 per diluted share, is up 34% or $0.04 per diluted share and year-to-date net income of $3.9 million, or $0.29 per diluted share, is down 2% or $0.01 per diluted share.

Fiber and Data Segment
The following table provides a breakdown of the Fiber and Data Segment operating results.

Fiber and Data

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(Dollars in thousands)	2013	2012	Change	2013	2012	Change

Operating revenue before intersegment eliminations:
Services	$16,779	$15,177	11%	$33,250	$28,396	17%
Intersegment	213	193	10%	426	386	10%
Total operating revenue	$16,992	$15,370	11%	$33,676	$28,782	17%

Cost of services
(excluding depreciation and amortization)	$8,583	$7,489	15%	$16,840	$14,084	20%
Selling, general and administrative expenses	3,233	3,046	6%	6,593	5,552	19%
Asset impairment	5	-		638	-
Depreciation and amortization	2,922	2,551	15%	5,718	4,517	27%
Total costs and expenses	14,743	13,086	13%	29,789	24,153	23%

Operating income	$2,249	$2,284	-2%	$3,887	$4,629	-16%
Net income	$1,340	$1,359	-1%	$2,301	$2,754	-16%

Capital expenditures	$2,970	$3,603	-18%	$5,913	$5,568	6%

The financial results of this segment reflect IdeaOne Telecom's operations beginning on March 1, 2012.

Revenue

Fiber and Data. We serve wholesale, enterprise and commercial business customers.  We provide fiber-based transport and access services to regional and national service providers, wireless carriers and other service providers by delivering custom network solutions. We also provide advanced data services (such as Ethernet, private line, MPLS and data center services), Internet, voice and VoIP services, through our extensive regional fiber network and community access rings supported by a 24x7x365 network operations center. Our services can be extended beyond our regional network through our agreements and interconnections with other carriers for end-to-end national connectivity. This revenue stream is generally based on multi-year contracts with retail businesses, regional and national service providers and wireless carriers building a solid monthly recurring revenue base.

Fiber and Data revenue grew $1,622,000 or 11% in the second quarter of 2013 and $4,894,000 or 17% year-to-date compared to 2012. We continue to experience success in both of our customer segment groups: wholesale and business. Although industry consolidation, technology changes, customer network optimization and price compression continue to negatively impact our wholesale customer segment, we achieved overall growth due to the demand for increased bandwidth supporting our fiber-based services. The number of fiber-served cell sites we serve has nearly doubled in the past year from 31 to 60 sites. We currently have contracts to build fiber to additional cell sites during the second half of 2013 increasing our total to approximately 125 sites at year-end and expect to continue to grow revenue in this area both by building to additional sites and by offering additional bandwidth on existing towers. We also remain focused on our business customer segment customizing solutions to fit their needs and continue to enhance and refine our capabilities in integrated voice and data services. Growth in our business customer segment is driven by purchases of our data services including MPLS, dynamic, Ethernet and VoIP.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $1,094,000 or 15% in the second quarter and $2,756,000 or 20% year-to-date compared to 2012. The higher costs of services can be attributed to (1) an increase of $184,000 during the quarter and $676,000 year-to-date in circuit-related costs to support the increased demand for our transport products and services, (2) an increase of $324,000 during the quarter and $775,000 year-to-date in wages and benefits driven by increased staffing levels to support the growth in this segment, (3) an increase of $121,000 during the quarter and $148,000 year-to-date in contract labor due to a higher rate of contractor services to augment staffing, and (4) an increase of $95,000 during the quarter and $216,000 year-to-date in maintenance contracts related to the deployment of new infrastructure and customer premise equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $187,000 or 6% during the quarter and $1,041,000 or 19% year-to-date compared to 2012. The main contributors include an increase of $219,000 during the quarter and $439,000 year-to-date in corporate expense as a result of growth in this segment and an increase of $118,000 during the quarter and $240,000 year-to-date in commission expense which correlates to the increase in revenue. The quarterly expense increases were partially offset by a decline of $137,000 in wages and benefits due to a lower number of sales staff compared to the second quarter of 2012. On a year-to-date basis lower wages and benefits from a reduced sales force was offset by one-time payments resulting in an increase of $197,000.

Asset Impairment

We recognized an asset impairment of $633,000 in the first quarter of 2013 related to assets supporting a service we elected to discontinue. Minor adjustments to fully recognize the impairment on all related assets resulted in adding $5,000 in the second quarter to bring the final year-to-date impairment recognition to $638,000.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased $371,000 or 15% in the second quarter and $1,201,000 or 27% year-to-date as compared to the same periods in 2012. Increased depreciation is a result of the IdeaOne acquisition, continued capital expenditures supporting growth initiatives within our strategic services and enhancements of our network reliability and capacity.

Equipment Segment
The following table provides a breakdown of the Equipment Segment operating results.

Equipment

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(Dollars in thousands)	2013	2012	Change	2013	2012	Change

Operating revenue before intersegment eliminations:
Equipment	$12,910	$10,740	20%	$28,274	$26,039	9%
Services	2,206	2,124	4%	4,079	4,246	-4%
Total operating revenue	$15,116	$12,864	18%	$32,353	$30,285	7%

Cost of sales
(excluding depreciation and amortization)	$10,860	$9,292	17%	$24,082	$22,758	6%
Cost of services
(excluding depreciation and amortization)	1,808	1,627	11%	3,503	3,339	5%
Selling, general and administrative expenses	1,390	1,475	-6%	2,804	2,827	-1%
Depreciation and amortization	124	71	75%	209	142	47%
Total costs and expenses	14,182	12,465	14%	30,598	29,066	5%

Operating income	$934	$399	134%	$1,755	$1,219	44%
Net income	$555	$239	132%	$1,040	$725	43%

Capital expenditures	$403	$117	244%	$961	$190	406%

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

Equipment revenue increased $2,170,000 or 20% in the second quarter and $2,235,000 or 9% year-to-date compared to 2012. The higher revenue is related to the increased size and volume of orders in 2013 versus 2012. Customers continue to invest in technology solutions such as unified communication products, data center products and cloud computing solutions.

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

Equipment services revenue increased $82,000 or 4% in the second quarter and decreased $167,000 or 4% year-to-date compared to 2012. Maintenance revenue is a large contributor to equipment services revenue and is cyclical as it is tied to equipment installations. Maintenance contracts typically range in term from three to five years and are renewable upon expiration. We experienced a decline of $113,000 during the quarter and $361,000 year-to-date in maintenance revenue driven by receipt of Cisco rebates in 2012 which did not re-occur in 2013. These rebates are an incentive for us to sell and renew maintenance contracts. We continue to have success with renewals but did not achieve the thresholds required to receive the rebates in 2013. In both periods we experienced an increase in contract services revenue of $196,000 in the second quarter and $259,000 year-to-date. Our strategy is to focus on selling professional and support services with our equipment solutions in order to grow recurring revenue in the Equipment Segment.

Cost of Sales

Cost of sales is composed of equipment material costs associated with equipment sales.  Higher equipment sales drove a cost of sales increase of 17% in the second quarter and 6% year-to-date compared to 2012. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $181,000 or 11% in the second quarter and $164,000 or 5% year-to-date compared to 2012.  The increase is primarily from wages and benefits which were $111,000 and $134,000 higher in the quarter and year-to-date periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $85,000 or 6% in the second quarter and $23,000 or 1% year-to-date compared to 2012. A quarterly decrease of $74,000 and $149,000 year-to-date in corporate expense was offset by an increase in wages and benefits of $45,000 during the quarter and $75,000 year-to-date. We also experienced an increase of $95,000 in year-to-date commissions driven by the increased revenue in this segment.

Depreciation and Amortization

Depreciation expense increased $53,000 or 75% in the second quarter and $67,000 or 47% year-to-date compared to 2012, driven by expansion of office space.

Telecom Segment
The following table provides a breakdown of the Telecom Segment operating results.

Telecom

	Three Months Ended			Six Months Ended
	June 30, 2013%			June 30, 2013%
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Operating revenue before intersegment eliminations:

Local service	$2,885	$3,348	-14%	$5,848	$6,777	-14%
Network access	4,482	4,749	-6%	9,183	9,652	-5%
Broadband	5,241	4,977	5%	10,246	9,979	3%
Directory	730	770	-5%	1,460	1,552	-6%
Long distance	584	636	-8%	1,156	1,284	-10%
Bill processing	1,040	1,035	0%	1,853	2,240	-17%
Intersegment	571	444	29%	1,144	854	34%
Other	284	301	-6%	561	636	-12%
Total Telecom operating revenue	$15,817	$16,260	-3%	$31,451	$32,974	-5%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$15,246	$15,816		$30,307	$32,120
Intersegment	571	444		1,144	854
	15,817	16,260		31,451	32,974

Cost of services (excluding depreciation and amortization)	7,305	7,365	-1%	14,680	14,926	-2%
Selling, general and administrative expenses	2,438	2,817	-13%	4,971	5,650	-12%
Depreciation and amortization	4,198	4,085	3%	8,319	8,218	1%
Total Telecom costs and expenses	13,941	14,267	-2%	27,970	28,794	-3%

Operating income	$1,876	$1,993	-6%	$3,481	$4,180	-17%

Net income	$1,118	$1,186	-6%	$2,061	$2,485	-17%

Capital expenditures	$3,131	$2,203	42%	$5,379	$3,799	42%

Key metrics
Business access lines	19,628	20,764	-5%
Residential access lines	21,496	23,209	-7%
Total access lines	41,124	43,973	-6%
Long distance customers	29,535	30,872	-4%
Digital subscriber line customers	20,538	19,364	6%
Digital TV customers	11,001	10,110	9%

Revenue

Local Service. We receive recurring revenue for local residential and business voice services, enhanced calling features and miscellaneous local services. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls.

Local service revenue declined 14% in both the second quarter and year-to-date periods of 2013 compared to the same periods in 2012. Revenue declines can be attributed to (1) the 6% local access line loss we experienced, (2) lower feature revenue as it is included in the bundle packages and (3) price compression due to competition and alternative communication options. Network access reform driven by provisions of FCC Order 11-161, issued November 2011, has also adversely affected local service revenue. The Order mandated elimination of reciprocal compensation from wireless carriers.  We expect to continue to experience modest access line erosion as consumers replace traditional voice services with VoIP and wireless service options. To mitigate the trend of local service line loss, we offer competitive two and three-service bundle packages and promotions along with term discounts. We believe the associated package savings provide our customers the best value for their communication and entertainment needs. We also offer our own VoIP services through our Fiber and Data Segment as an alternative to our competitors' products, allowing us to maintain the customer; this revenue is recorded within the Fiber and Data Segment.

Network Access. We provide access services to other communications carriers to terminate or originate long distance calls on our network. We also bill subscriber line charges to our customers for access to the public switched network. Network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to ILECs.

Network access revenue declined 6% in the second quarter of 2013 and 5% year-to-date compared to the same periods in 2012. The decline is attributable to the erosion of our access lines and lower minutes of use due to competition and network grooming/optimization by the carriers. This revenue stream also was and will continue to be impacted by regulatory decisions; particularly FCC Order 11-161 which comprehensively reforms Universal Service Fund and intercarrier compensation. Provisions in FCC Order 11-161 call for the elimination of interstate and intrastate access charges over time. However, the introduction of the Connect America Fund (CAF) and increased charges to end-user subscribers has mitigated the decline in this revenue stream. In both periods, we experienced a decline in minutes-of-use, end-user and special access revenue which was partially offset by receipt of CAF support.

Broadband. We provide residential and business broadband services for monthly recurring revenue. Broadband services include: DSL/high-speed Internet access, digital TV services, and business Ethernet and data services.

Broadband revenue increased $264,000 or 5% in the current quarter and $267,000 or 3% year-to-date compared to 2012. Compared to last year, our digital TV and DSL customer bases have grown 9% and 6%, respectively. Although we continue to experience lower revenue per subscriber as a result of competitive pricing strategies related to market conditions, the revenue growth is driven by our increased customer base and restructuring of our DSL services.

In an effort to remain competitive, we continue to invest in our broadband network for the delivery of reliable and higher speed services and market our multi-service bundles which provide competitive and flexible options to our customers. The bundles provide discounts when bundling one, two or three services including digital TV, Internet and/or voice services with their choice of free options such as multi-room DVR or high-definition programming. Additional savings are offered when customers opt into a six-month or one- or two-year agreement. Since the launch of our new service bundles one year ago, over 9,000 customers have taken advantage of the bundle savings with approximately 92% opting into a two-year agreement.

Directory. We receive monthly recurring revenue from subscribers for yellow page advertising in our telephone directories.

Directory revenue declined $40,000 or 5% in the second quarter and $92,000 or 6% year-to-date compared to 2012. This revenue stream is expected to continue to decline as businesses migrate from the traditional printed directory to online media platforms.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service and long distance private lines. We offer a variety of long distance calling plans including regional, nationwide and unlimited long distance plans.

Long distance revenue declined $52,000 or 8% in the current quarter and $128,000 or 10% year-to-date compared to the same periods in 2012. The decrease is driven by the 4% decrease in our customer base, customers opting for unlimited long distance plans, lower per-minute rates in order to remain competitive and wireless substitution.

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

Bill processing revenue was similar in the second quarter and down $387,000 or 17% year-to-date compared to 2012. The year-over-year decline is due to timing of customer installations of our SuiteSolution® product. We expect increased customer installations in the second half of 2013.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue declined $17,000 or 6% in the second quarter and $75,000 or 12% year-to-date compare to 2012. The decline is attributed to lower customer premise equipment revenue and revenue associated with our wholesale contract services.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) decreased $60,000 or 1% in the second quarter and $246,000 or 2% year-to-date compared to 2012. The primary contributors to the decrease include:  (1) a decrease of $142,000 during the quarter and $260,000 year-to-date in access expenses which correlates to the lower long distance revenue and decline in the customer base, (2) a decrease of $46,000 during the quarter and $155,000 year-to-date in wages and benefits due to a reduction in headcount and savings in post-retirement benefits as a result of a plan amendment and (3) a decrease of $54,000 during the quarter and $107,000 year-to-date in reciprocal compensation expense related to FCC Order 11-161 noted above. A combination of other expense savings also contributed to the overall decline. The expense decreases were partially offset by an increase in programming costs of $169,000 during the quarter and $290,000 year-to-date due to growth in our digital TV subscriber base and higher costs per program channel and an increase in circuit-related expenses of $96,000 during the quarter and $256,000 year-to-date due to an increase in off-net costs associated with expanding services provided to our customers beyond the reach of our network.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $379,000 or 13% lower in the second quarter and $679,000 or 12% lower year-to-date, compared to 2012. The decline can be attributed to (1) a decrease of $191,000 during the quarter and $337,000 year-to-date in wages and benefits due to reduced staff and a savings in post-retirement benefits as a result of a plan amendment, (2) a decrease of $71,000 during the quarter and $141,000 year-to-date in corporate expense and (3) a decrease of $112,000 during the quarter and $139,000 year-to-date in regulatory fees.

Depreciation and Amortization

Depreciation and amortization expense increased $113,000 or 3% in the second quarter and $101,000 or 1% year-to-date compared to 2012.

Consolidated Results

Interest Expense

Consolidated interest expense was $468,000 or 29% lower in the second quarter of 2013 and $740,000 or 25% lower year-to-date compared to the same period in 2012 primarily driven by a reduction in our outstanding debt balance. The outstanding balance of our debt obligations (long-term and current portion) declined $5,509,000 from $141,488,000 at June 30, 2012 to $135,979,000 as of June 30, 2013. The June 30, 2013 debt balance has decreased $802,000 since December 31, 2012. Interest expense comparisons were also affected by the accounting for our interest rate swap agreements.  During 2013, the changes in fair value in the swap agreements are primarily recorded as a component of equity due to designating the derivatives as cash flow hedges as of January 1, 2013. During 2012, the changes in the fair value of the swap agreements were recorded as an adjustment to interest expense.

Income Taxes

Our effective income tax rate for the second quarter of 2013 and 2012 was 40.3% and 40.1%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (i.e. current assets minus current liabilities) was $14,241,000 as of June 30, 2013 compared to working capital of $11,364,000 as of December 31, 2012. The ratio of current assets to current liabilities was 1.5 as of June 30, 2013 and 1.3 as of December 31, 2012.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) was $184,514,000 at June 30, 2013, reflecting 26% equity and 74% debt. This compares to a total capital structure of $185,629,000 at December 31, 2012, reflecting 26% equity and 74% debt. In the communications industry, the capacity for debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.88 times debt to Earnings before Interest, Tax, Depreciation and Amortization, ("EBITDA") as defined in our credit agreement; well within the acceptable limit for our agreement of 3.25 times debt to EBITDA and well within the levels experienced in our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $10,867,000 and $8,115,000 as of June 30, 2013 and December 31, 2012, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital. See Note 9 "Extended Term Payable."

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes, dividends and debt obligations. We have not changed our equity capitalization and new equity was not a source of liquidity during this period. Our cash and cash equivalents balance decreased $3,108,000 from $8,305,000 at December 31, 2012 to $5,197,000 as of June 30, 2013 primarily due to the timing of our capital expenditures and the working capital needs of our Equipment Segment. We have also repurchased $1,275,000 of our common stock in 2013.

Cash Flows

Management expects our cash flows from operations, cash and cash equivalents, and borrowings available under our credit facility will be sufficient to meet our current and long-term liquidity and capital requirements. For temporary increases in cash demand, we utilize our cash inflow and for more significant fluctuations in liquidity driven by growth initiatives, we rely on our senior credit facility. These sources coupled with our access to a $30,000,000 revolving credit facility (presently unused) provide further assurance against interruption in our business plans due to financing. Our expected primary cash outflows include: funding ongoing working capital requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends as they are declared.

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

Net cash provided by operations was $11,889,000, a decrease of $9,627,000 compared to the first six months of 2012.  Changes in operating assets and liabilities are the primary driver for this change, specifically receivables, inventory and accounts payable.  The changes in our receivables and inventory balances are reflective of the timing and the volume of equipment orders associated with our Equipment Segment. Accounts payable and accrued expenses made up $1,007,000 of the decrease due to timing of accrued payroll and incentive compensation.

Cash used for investing activities was $12,172,000, a decrease of $25,291,000 compared to 2012. This change is primarily due to the acquisition of IdeaOne Telecom during 2012. Excluding the IdeaOne acquisition, cash used in investing activities increased $1,046,000 compared to the period ended June 30, 2012. Capital expenditures increased $2,743,000 or 29% when comparing 2013 to 2012 after netting out receipt of the National Telecommunications Information Administration ("NTIA") Broadband Technology Opportunities Program ("BTOP") grant. The increase is primarily due to timing of projects within the year, and does not necessarily represent an expected level throughout the entire year.

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

Our Greater Minnesota Broadband Collaborative project which is being funded in part by the NTIA BTOP grant extended our fiber-optic network across greater Minnesota to provide governmental, educational and health care organizations the opportunity to connect to a high-capacity broadband network. As of June 30, 2013, $20,368,000 had been expended and $14,246,000 had been reimbursed or is pending reimbursement by the NTIA BTOP grant. The original project plan projected total costs of $24,000,000 of which $16,800,000 would be funded by the NTIA grant. Due to scope revisions and effective cost management, we anticipate completing the project at a total cost of approximately $22,000,000 to $23,000,000. The grant period ended July 31, 2013. All construction was completed and all capital expenditures were incurred as required by that date. The grant closeout period extends until October 31, 2013, during which a final accounting of total project costs will be performed and final reimbursement requests made under the grant agreement.

Financing activities primarily consist of borrowings and payments on our credit facility, payment of dividends to our shareholders and the repurchase of our common stock. Cash used in financing activities was $2,825,000 in 2013 compared to cash provided by financing activities of $17,321,000 in 2012. The significant change is due to an Incremental Term credit facility of $22,000,000 we obtained to purchase IdeaOne Telecom, as an extension of our senior credit facility. In the first six months of 2013 and 2012, we used $3,936,000 and $3,769,000 in cash to make dividend payments to our shareholders, respectively. In July 2013, our Board of Directors declared a dividend of $0.145 per share. We expect to pay similar dividends in the future; however, this will be dependent upon many factors, such as: operating results, capital requirements, debt compliance and other factors.  In 2011, the Board of Directors authorized a stock repurchase plan to repurchase up to $3,000,000 of our common stock of which approximately $2,676,000 was still available at the beginning of 2013.  During the six months ended June 30, 2013, we repurchased 124,285 shares for a total cost of $1,275,000.

Our long-term obligations, including current maturities of debt and capital leases as of June 30, 2013 and December 31, 2012 were $135,979,000 and $136,781,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States ("non-GAAP financial measures"). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:	June 30, 2013
(A) Total debt (including outstanding letters of credit)	$135,999

(B) Adjusted EBITDA as defined by our credit agreement
Three months ended 6-30-13	12,276
Three months ended 3-31-13	11,501
Three months ended 12-31-12	12,048
Three months ended 9-30-12	11,429
Total adjusted EBITDA as defined by our credit agreement	$47,254

Total leverage ratio (A)/(B)	2.88

Maximum leverage ratio allowed	3.25

(Dollars in thousands)
Debt Service Coverage Ratio:	June 30, 2013
(A) Adjusted EBITDA as defined by our credit agreement, minus	$47,254
Income taxes	(5,313)
$41,941

(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	6,648

Debt service coverage ratio (A)/(B)	6.3

Minimum debt service ratio allowed	2.5

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found in Item 1, "Financial Statements" under Note 1 "Basis of Presentation and Consolidation."

Reconciliation of Non-GAAP Financial Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also use certain non-GAAP measures including EBITDA (as defined in our credit agreement) to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash flow provided by operating activities as a measure of liquidity. EBITDA is included as a supplemental disclosure because management believes that it provides (1) additional information with respect to our ability to service debt, fund capital expenditures and meet working capital requirements, (2) helpful measure for comparing our operating performance with the performance of other companies with different capital structures or tax rates and (3) comparison of our business segments performance to other public companies. Reconciliations to the most directly comparable GAAP measure are provided below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Net income	$2,321	$1,738	$3,947	$4,032
Add:
Depreciation and amortization	7,252	6,732	14,261	12,926
Interest expense	1,131	1,599	2,270	3,010
Income taxes	1,567	1,164	2,661	2,731
EBITDA	$12,271	$11,233	$23,139	$22,699

Asset impairment	5	-	638	-
Adjusted EBITDA as defined by our credit agreement	$12,276	$11,233	$23,777	$22,699

	Three Months Ended
(Dollars in thousands)	Jun-13	Mar-13	Dec-12	Sep-12
Reconciliation of net income to EBITDA:
Net income	$2,321	$1,626	$2,525	$1,741
Add:
Depreciation and amortization	7,252	7,009	6,951	6,869
Interest expense	1,131	1,139	1,114	1,625
Income taxes	1,567	1,094	1,458	1,194
EBITDA	$12,271	$10,868	$12,048	$11,429
Adjustments allowed under our credit agreement:
Asset impairment	5	633	-	-
Adjusted EBITDA as defined in our credit agreement	$12,276	$11,501	$12,048	$11,429

Debt to EBITDA ratio
Total outstanding debt as of June 30, 2013				$135,979
Adjusted EBITDA for the last (4) consecutive fiscal quarters as presented above				47,254
Debt to EBITDA ratio as of June 30, 2013				2.88

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2013, our interest expense would have increased $57,000.

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
•	The Company did not have effective controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles ("GAAP") to account for interest rate swap financial derivative instruments. This material weakness resulted in adjustments to interest expense, income taxes, and other comprehensive income. The restatement of certain periods of the Company's financial statements is included in our Form 10-K/A for the year ended December 31, 2011.
•	The Company did not have effective controls to provide reasonable assurance as to the selection and application of GAAP around complex and/or non-routine transactions, including accounting for its share-based compensation arrangements. The Company lacked adequate technical expertise to apply proper accounting methods within the provisions of FASB ASC 718, "Compensation – Stock Compensation," for our share-based compensation plans.

As a result of the material weaknesses described above, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012 based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

For additional information regarding the material weaknesses identified by management, see "Item 9A. Controls and Procedures" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 7, 2013 with the Securities and Exchange Commission.

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

Part II Other Information

Item 1. Legal Proceedings

Brandywine Communications Technologies, LLC filed an action for patent infringement against HickoryTech Corporation on December 26, 2012, in United States District Court for the District of Minnesota. The Company filed responsive pleadings denying the charge. In May 2013, Brandywine then sought transfer of the Minnesota action, together with approximately forty other defendants into a Multi-District Litigation ("MDL") in Florida. That transfer motion is pending. The litigation is at a very preliminary stage, and all further proceedings in the Minnesota action have been stayed until the MDL transfer motion is decided. Although we continue to deny any wrongdoing, at this time the Company cannot predict the outcome of the matter.

Other than routine litigation incidental to our business and those previously disclosed in the December 31, 2012 Form 10-K, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2011, we announced that our Board of Directors approved a stock repurchase plan to repurchase up to $3,000,000 of our common stock with no specified expiration date. During the three months ended June 30, 2013, we acquired and retired 71,638 common shares for $746,376 in block transactions handled through market makers. During the three months ended March 31, 2013, we repurchased 52,647 common shares for $528,493 and in 2011 we repurchased 36,248 common shares for $324,180 of our common stock.

Details of the second quarter of 2013 transactions are below.

			Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet be Purchased Under Plan
	Total Number of Shares Purchased	Average Price Paid per Share
Period
April 1 - April 30, 2013	24,844	$10.15	24,844	$1,894,081
May 1 - May 31, 2013	46,794	10.49	46,794	$1,400,951
June 1 - June 30, 2013	-	-	-	$1,400,951
Total	71,638	$10.37	71,638	$1,400,951

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

Dated: August 6, 2013	HICKORY TECH CORPORATION

	By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer