Form 10-Q
period 2013-09-30
HICKORY TECH CORP
filed 2013-11-05
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The total number of shares of the Registrant's common stock outstanding as of November 1, 2013: 13,581,683.

PART I Financial Information

PART II Other Information

Part I Financial Information

Item 1. Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except share and per share amounts)	2013	2012	2013	2012
Operating revenue:
Equipment	$12,849	$12,915	$41,123	$38,954
Services	34,239	32,898	101,875	97,660
Total operating revenue	47,088	45,813	142,998	136,614

Costs and expenses:
Cost of sales, excluding depreciation and amortization	10,929	10,906	35,011	33,664
Cost of services, excluding depreciation and amortization	17,406	16,358	50,976	47,589
Selling, general and administrative expenses	6,953	7,123	21,449	21,270
Asset impairment	-	-	638	-
Depreciation and amortization	7,514	6,869	21,775	19,795
Total costs and expenses	42,802	41,256	129,849	122,318

Operating income	4,286	4,557	13,149	14,296

Other income and expense:
Interest and other income	1	3	16	37
Interest expense	(1,155)	(1,625)	(3,425)	(4,635)
Total other expense	(1,154)	(1,622)	(3,409)	(4,598)

Income before income taxes	3,132	2,935	9,740	9,698
Income tax provision	1,270	1,194	3,931	3,925

Net income	$1,862	$1,741	$5,809	$5,773

Basic earnings per share	$0.14	$0.13	$0.43	$0.43

Weighted average common shares outstanding	13,543,062	13,427,883	13,543,479	13,394,224

Diluted earnings per share	$0.14	$0.13	$0.43	$0.43

Weighted average common and equivalent shares outstanding	13,592,577	13,485,143	13,594,198	13,452,642

Dividends per share	$0.145	$0.14	$0.435	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2013	2012	2013	2012

Net income	$1,862	$1,741	$5,809	$5,773
Other comprehensive income:
Designated interest rate swaps:
Changes in fair value	(99)	-	(39)	-
Income tax benefit	40	-	16	-
Unrealized holding loss on designated interest rate swaps	(59)	-	(23)	-

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	119	203	359	473
Amortization of prior service credit	(236)	(19)	(708)	(57)
Amortization of transition obligation	-	15	-	45
Adjustment to post-retirement benefit plan	-	-	-	(1,034)
Income tax benefit (expense)	47	(80)	139	228
Change in post-retirement benefit plan	(70)	119	(210)	(345)

Other comprehensive (loss) income	(129)	119	(233)	(345)

Comprehensive income	$1,733	$1,860	$5,576	$5,428

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands except share and per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,516	$8,305
Receivables, net of allowance for doubtful accounts of $312 and $278	22,598	22,530
Inventories	5,408	8,379
Income taxes receivable	-	596
Deferred income taxes, net	1,623	1,887
Prepaid expenses	2,610	2,092
Other	1,106	1,399
Total current assets	39,861	45,188

Investments	3,414	3,213

Property, plant and equipment	455,290	437,623
Accumulated depreciation and amortization	(273,608)	(254,664)
Property, plant and equipment, net	181,682	182,959

Other assets:
Goodwill	29,028	29,028
Intangible assets, net	4,108	4,811
Deferred costs and other	2,865	3,105
Total other assets	36,001	36,944

Total assets	$260,958	$268,304

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,191	$5,818
Extended term payable	7,520	8,115
Deferred revenue	5,415	7,362
Accrued expenses and other	8,734	10,881
Financial derivative instruments	318	-
Current maturities of long-term obligations	1,584	1,648
Total current liabilities	26,762	33,824

Long-term liabilities:
Debt obligations, net of current maturities	134,018	135,133
Accrued income taxes	222	236
Deferred revenue	2,867	1,085
Financial derivative instruments	1,356	2,432
Accrued employee benefits and deferred compensation	12,857	12,481
Deferred income taxes	34,111	34,265
Total long-term liabilities	185,431	185,632

Total liabilities	212,193	219,456

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $0.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,553,160 in 2013 and 13,519,131 in 2012	1,355	1,352
Additional paid-in capital	16,188	15,950
Retained earnings	30,896	30,987
Accumulated other comprehensive income	326	559
Total shareholders' equity	48,765	48,848

Total liabilities and shareholders' equity	$260,958	$268,304

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(Dollars in thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$5,809	$5,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,775	19,795
Asset impairment	638	-
Accrued patronage refunds	(529)	(527)
Stock based compensation expense	616	555
Loss on financial derivative instruments	83	295
Excess tax benefit	(94)	-
Other	741	1,410
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(218)	(2,130)
Prepaid expenses	(518)	(810)
Inventories	3,186	2,116
Accounts payable and accrued expenses	(5,711)	(1,031)
Deferred revenue, billings and deposits	(165)	(1,511)
Income taxes	594	(643)
Other	861	330
Net cash provided by operating activities	27,068	23,622

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(21,582)	(21,761)
Broadband stimulus grant received	831	2,941
Redemption of investments	-	1,415
Acquisition of IdeaOne Telecom	-	(26,337)
Proceeds from sale of assets	134	1
Net cash used in investing activities	(20,617)	(43,741)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	48,084	41,370
Payments on extended term payable arrangement	(48,679)	(34,281)
Borrowings on credit facility	-	22,000
Payments on credit facility and capital lease obligations	(1,235)	(6,753)
Proceeds from issuance of common stock	671	435
Stock repurchase	(1,275)	-
Dividends paid	(5,900)	(5,658)
Excess tax benefit	94	-
Net cash (used in) provided by financing activities	(8,240)	17,113

Net decrease in cash and cash equivalents	(1,789)	(3,006)
Cash and cash equivalents at beginning of the period	8,305	13,057
Cash and cash equivalents at the end of the period	$6,516	$10,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,435	$4,453
Net cash paid for income taxes	$2,986	$4,568
Non-cash investing and financing activities:
Property, plant and equipment acquired with capital leases	$56	$90

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Recent Accounting Developments

In the first quarter of 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 to improve the disclosure of reclassifications out of accumulated other comprehensive income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes thereto. Our adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

In the second quarter of 2013, the FASB issued ASU 2013-11 to bring conformity in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 becomes effective for us on January 1, 2014.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or notes to the consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations, cash flows or disclosures.

Note 2. Earnings and Dividends per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Shares used in the diluted earnings per share calculation are based on the weighted average number of shares outstanding during the period increased by potentially dilutive common equivalent shares. Potentially dilutive common shares include stock options, stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan ("ESPP"), retention stock awards and stock awarded under the Long-Term Executive Incentive Program ("LTEIP"). Dilution is determined using the treasury stock method. The Company does not use the two-class method to report its earnings per share. The two-class method includes an earnings allocation formula that determines earnings per share for common stock and unvested restricted stock issued under the LTEIP, which contain the right to receive dividends. However, the application of this method would result in an immaterial change in earnings per share and is therefore not presented.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and earnings per share amounts)	2013	2012	2013	2012

Net income	$1,862	$1,741	$5,809	$5,773

Weighted average shares outstanding	13,543,062	13,427,883	13,543,479	13,394,224
Stock options (dilutive only)	6,770	15,316	5,725	14,628
Stock subscribed (ESPP)	-	550	-	282
Retention awards	20,115	20,006	21,366	22,417
Stock subscribed (LTEIP)	22,630	21,388	23,628	21,091
Total dilutive shares outstanding	13,592,577	13,485,143	13,594,198	13,452,642

Earnings per share:
Basic and diluted	$0.14	$0.13	$0.43	$0.43

Dividends per share	$0.145	$0.14	$0.435	$0.42

Options to purchase 72,950 and 78,900 shares for the three months ended September 30, 2013 and 2012, respectively, and 82,150 and 78,900 shares for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS, because their effect on earnings per share would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first three quarters of 2013 and 2012, respectively, are as follows:

Shares outstanding on record date	2013	2012
First quarter (February 15)	13,586,903	13,409,941
Second quarter (May 15)	13,559,043	13,479,677
Third quarter (August 15)	13,544,964	13,494,599

Dividends per share are based on the quarterly dividend per share as declared by the HickoryTech Board of Directors. HickoryTech paid dividends of $0.145 and $0.14 per share in the third quarter of 2013 and 2012, respectively. During the first nine months of 2013 and 2012, shareholders have elected to reinvest $229,000 and $223,000, respectively, of dividends into HickoryTech common stock pursuant to the HickoryTech Corporation Dividend Reinvestment Plan.

In the nine months ended September 30, 2013, we acquired and retired 124,285 shares of HickoryTech common stock. There were no share repurchases or retirements during the three months ended September 30, 2013.

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

During the nine months ended September 30, 2013, an impairment charge of $638,000 was recognized within our Fiber and Data Segment. There were no such charges in the third quarter of 2013 or in the 2012 fiscal year.

Note 5. Goodwill and Other Intangible Assets

We have goodwill in each of our reportable segments: Fiber and Data Segment goodwill resulted from our acquisitions of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill resulted from our acquisition of Enventis Telecom in 2005 and Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997. The tax deductible portion of goodwill is $26,964,000.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Fiber and Data	$5,384	$5,384
Equipment	$596	$596
Telecom	$23,048	$23,048

The components of intangible assets are as follows:

(Dollars in thousands)		September 30, 2013		December 31, 2012
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,459	$5,888	$8,499	$5,368
Other intangibles	1 - 5 years	2,930	1,393	2,930	1,250
Total		$11,389	$7,281	$11,429	$6,618

In the first quarter of 2013, we reduced the carrying value of the customer relationships by $40,000. This impairment loss was directly related to our decision to no longer provide wireless Internet service in the Fargo, North Dakota market. See Note 4 "Long-Lived Assets."

Amortization expense related to the definite-lived intangible assets was $220,000 and $223,000 for the three months ended September 30, 2013 and 2012, respectively and $663,000 and $580,000 for the nine months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expense of identifiable intangible assets is as follows:

(Dollars in thousands)
For fiscal years ending December 31:
Remainder of fiscal 2013	$220
2014	749
2015	616
2016	565
2017	554
2018	554
Thereafter	850

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

Our long-term debt agreement allows us to select short-term LIBOR pricing options, which we have elected. Therefore, the carrying amounts of our long-term debt approximate its fair value. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. It also incorporates credit valuation adjustments to appropriately reflect both our own non-performance risk and the non-performance risk of the respective counterparties. See Note 8 "Financial Derivative Instruments" for further discussion regarding our interest rate swaps.

The carrying amount and the fair value of our long-term debt, after deducting current maturities, interest rate swaps and our investments are as follows at September 30, 2013 and December 31, 2012:

(Dollars in thousands)		September 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2	$134,018	$134,018	$135,133	$135,133
Interest rate swaps	2	$1,674	$1,674	$2,432	$2,432
Investments	3	$3,414	n/a	$3,213	n/a

Our investments at September 30, 2013 and December 31, 2012 consist primarily of minority positions in various cooperatives and our investment in CoBank, ACB ("CoBank") and are accounted for under the cost method. CoBank is a cooperative bank owned by its customers, which is a lender in our credit facility. Annually, CoBank distributes patronage based on our outstanding debt balance with them; therefore, our investment represents the accumulation of the equity patronage paid to us by CoBank. All of these investment holdings result from patronage and our business relationship with various banks and vendors. It is impractical to determine fair value of these investments because there is no established market for these equity interests. We did not evaluate any of the investments for impairment during the three or nine months ended September 30, 2013 as there were no events or changes in circumstances indicating impairment may be present.

Note 7. Debt and Other Obligations

Our long-term obligations as of September 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Debt (current and long-term)	$135,270	$136,335
Capital leases	332	446
Total debt	135,602	136,781
Current portion of:
Debt	1,353	1,420
Capital leases	231	228
Current maturities of long-term obligations	1,584	1,648
Long-term debt obligations, net of current maturities	$134,018	$135,133

On October 30, 2013 we amended our credit facility with a syndicate of banks, led by CoBank, ACB. Under the terms of the amended credit facility, we have the option to pay interest at LIBOR or at a Base Rate, as defined in the agreements, plus an applicable margin. The amendment combined the various term loan components of our previous credit facility into one term loan and extended the maturity date of the credit facility to December 31, 2019. We estimate that $1,287,000 of additional financing charges will be deferred, and $143,000 of unamortized debt issuance costs and new issuance costs are expected to be recognized in interest expense during the fourth quarter of 2013. The amendment did not change the amount of the outstanding debt. We expect our interest rate derivative contracts to maintain their designation as effective cash flow hedges. See Note 8 "Financial Derivative Instruments."

Key components of our credit facility remain. Similarly, our amended credit facility will be comprised of a $30,000,000 revolving credit component and a $135,270,000 Term Loan B component. The amendment lowered our margin by approximately 25 basis points, and based on our current leverage ratio our interest rate is 275 basis points over LIBOR.

We are required to make quarterly principal payments of approximately $338,000 on the amended term loan. The revolving credit component does not require quarterly principal payments.

The term loan component has a provision whereby we periodically receive patronage capital refunds from certain lenders. Patronage refunds are recorded as an offset to interest expense and amounted to $529,000 in the first nine months of 2013 compared to $527,000 in the first nine months of 2012.

At September 30, 2013, we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

Our obligations under the amended credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its subsidiaries, which includes total assets with the exception of the Equipment Segment accounts receivable and inventory and assets purchased or constructed through Federal funding, reflecting the National Telecommunications Information Administration ("NTIA") Federal interest in the Broadband Technology Opportunities Program ("BTOP") grant-funded network. We have also given a first-priority pledge of the capital stock of our subsidiaries to secure the credit facility. The credit facility contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in certain mergers and acquisitions; pay dividends or purchase/redeem Company stock over specified maximum values. None of these restrictions inhibit our business plan.

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

We account for derivatives in accordance with FASB ASC Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. If a derivative is designated as a hedge, the effective portion of changes in the fair value of derivatives is recorded as a component of accumulated other comprehensive income in shareholders' equity, net of tax, which is subsequently, reclassified into earnings when the underlying hedged transaction is recognized in earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The estimated amount expected to be reclassified as an increase to interest expense within the next twelve months is $74,000 at September 30, 2013. The ineffective portion of the fair value of derivatives is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings. As of January 1, 2013 our interest rate swaps were designated as cash flow hedging instruments. As of December 31, 2012 our interest rate swaps were not designated as hedging instruments.

Listed below are the interest rate swap agreements outstanding as of September 30, 2013 which were designated as cash flow hedges of interest rate risk and have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The following table presents the fair value of our derivative instruments included in our Consolidated Balance Sheets as either current or long-term liabilities as of September 30, 2013 and December 31, 2012.

		Fair value as of
(Dollars in thousands)		September 30, 2013	December 31, 2012
Interest rate derivatives designated as cash flow hedges
Pay-fixed swaps liabilities	Financial derivative instruments	$1,674	$-

Interest rate derivatives not designated as cash flow hedges
Pay-fixed swaps liabilities	Financial derivative instruments	$-	$2,432

The table below illustrates the effect of derivative instruments on consolidated operations for the three and nine months ended September 30, 2013 and 2012. Our derivative instruments were designated as cash flow hedges for the periods ended September 30, 2013. For the periods ended September 30, 2012 our derivative instruments were not designated as hedges.

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	Location of Loss	2013	2012	2013	2012
Interest rate derivatives designated as cash flow hedges
Losses recognized on effective portion of derivative instruments	Other comprehensive income	$99	$-	$39	$-
Losses reclassified from accumulated OCI into income	Interest expense	28	-	74	-
Losses recognized in income on ineffective portion and amount excluded from effectiveness testing	Interest expense	8	-	9	-

Interest rate derivatives not designated as cash flow hedges
Losses recognized on derivative instruments	Interest expense	$-	$131	$-	$295

Note 9. Extended Term Payable

Enterprise Integration Services, Inc., a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the inventory and accounts receivable of our Equipment Segment and a guarantee of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services, Inc. to maintain specific levels of collateral relative to the outstanding balance due, provide selected monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services, Inc. would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $7,520,000 and $8,115,000 at September 30, 2013 and December 31, 2012, respectively. The balance fluctuates on a quarterly basis dependent upon timing of customer orders. These balances are classified as current liabilities in the accompanying Consolidated Balance Sheets and are not considered part of our debt financing.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$67	$150	$201	$450
Interest cost	120	188	360	564
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	-	15	-	45
Amortization of prior service credits	(236)	(19)	(708)	(57)
Amortization of net actuarial loss	119	135	359	405
Net periodic benefit cost	$70	$469	$212	$1,407

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

Inventory balances by segment are as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Fiber and Data	$807	$665
Equipment	$3,360	$6,201
Telecom	$1,241	$1,513

Note 12. Accumulated Other Comprehensive Income (Loss)

The table below illustrates the effect on certain line items of net income of the amounts reclassified out of each component of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2013. See Note 8 "Financial Derivative Instruments" and Note 10 "Employee Post-Retirement Benefits" for additional details regarding the reclassifications below.

(Dollars in thousands)	Amounts Reclassified from AOCI
Details about AOCI Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Income
Losses on cash flow hedges
Interest rate contracts	$28	$74	Interest expense
	(12)	(30)	Income tax provision
	$16	$44	Net of tax

Amortization of benefit pension items
Prior service credits	$236	$708	Selling, general and administrative expenses
Actuarial loss	(119)	(359)	Selling, general and administrative expenses
	117	349	Total before tax
	(47)	(139)	Income tax provision
	$70	$210	Net of tax

Total reclassifications of period	$86	$254	Net of tax

Note 13. Income Taxes

The effective income tax rate from operations for the third quarter of 2013 and 2012 was 40.5% and 40.7%, respectively and 40.4% and 40.5% for the year-to-date period ended September 30, 2013 and 2012, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of September 30, 2013, we had unrecognized tax benefits totaling $218,000 (net of tax) excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $199,000. Due to expirations of statute of limitations, it is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2009 except to the extent of losses utilized in subsequent years.

Note 14. Stock Compensation

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of the average closing price for the five days previous to the purchase date. Stock-based compensation expense was $616,000 and $555,000, respectively, in the nine months ended September 30, 2013 and 2012. This includes compensation expense for share-based payment awards granted prior to, but not vested as of September 30, 2013. As of September 30, 2013, we had not yet recognized compensation expense related to non-vested awards totaling $1,292,000. The weighted average period over which this compensation expense will be recognized is 2.27 years.

1993 Stock Award Plan

Long-Term Executive Incentive Program

We carry obligations of $845,000 and $1,028,000 as of September 30, 2013 and December 31, 2012 respectively, related to liability classified awards under the LTEIP that will be settled in company common stock in future periods.

Non-vested restricted stock activity for the nine months ended September 30, 2013 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	32,447	$3.43
Granted/settled	68,699	$9.83
Vested	(72,621)	$6.97
Forfeited	-	$-
Non-vested at September 30	28,525	$9.83

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the nine months ended September 30, 2013 is as follows:

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	11,150	$10.28
Granted	33,950	$8.76
Vested	-	$-
Forfeited	(800)	$10.57
Non-vested at September 30	44,300	$9.07

Stock Option

Stock options granted may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year.

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1	143,817	$9.95
Granted	-	$-
Exercised	(21,667)	$8.44
Forfeited	-	$-
Expired	(15,000)	$8.93
Outstanding at September 30	107,150	$10.40
Exercisable at September 30	103,816	$10.45

In the nine months ended September 30, 2013, we received $183,000 in cash related to stock options exercised during the period.

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
Segment information for the three and nine months ended September 30, 2013 and 2012 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended September 30, 2013	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$16,736	$15,338	$15,014	$-	$47,088
Intersegment revenue	222	-	552	(774)	-
Total operating revenue	16,958	15,338	15,566	(774)	47,088

Depreciation and amortization	3,078	139	4,289	8	7,514
Operating income	1,722	1,031	1,503	30	4,286
Interest expense	-	-	6	1,149	1,155
Income tax provision (benefit)	697	417	607	(451)	1,270
Net income (loss)	1,024	614	891	(667)	1,862
Total assets	114,725	18,285	116,081	11,867	260,958
Property, plant and equipment, net	95,817	2,086	83,688	91	181,682
Additions to property, plant and equipment	4,725	31	3,746	-	8,502

				Corporate and
Three Months Ended September 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$15,528	$15,001	$15,284	$-	$45,813
Intersegment revenue	215	-	465	(680)	-
Total operating revenue	15,743	15,001	15,749	(680)	45,813

Depreciation and amortization	2,638	71	4,146	14	6,869
Operating income (loss)	2,445	890	1,377	(155)	4,557
Interest expense	2	-	9	1,614	1,625
Income tax provision (benefit)	990	360	554	(710)	1,194
Net income (loss)	1,454	529	816	(1,058)	1,741
Total assets	109,869	21,213	120,056	17,613	268,750
Property, plant and equipment, net	88,157	1,347	87,237	62	176,803
Additions to property, plant and equipment	6,390	(15)	2,979	-	9,354

(Dollars in thousands)				Corporate and
Nine Months Ended September 30, 2013	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$49,986	$47,691	$45,321	$-	$142,998
Intersegment revenue	648	-	1,696	(2,344)	-
Total operating revenue	50,634	47,691	47,017	(2,344)	142,998

Asset impairment	638	-	-	-	638
Depreciation and amortization	8,796	348	12,608	23	21,775
Operating income (loss)	5,609	2,786	4,984	(230)	13,149
Interest expense	-	-	20	3,405	3,425
Income tax provision (benefit)	2,286	1,132	2,023	(1,510)	3,931
Net income (loss)	3,325	1,654	2,952	(2,122)	5,809
Total assets	114,725	18,285	116,081	11,867	260,958
Property, plant and equipment, net	95,817	2,086	83,688	91	181,682
Additions to property, plant and equipment	10,638	992	9,125	52	20,807

				Corporate and
Nine Months Ended September 30, 2012	Fiber and Data	Equipment	Telecom	Eliminations	Consolidated
Revenue from unaffiliated customers	$43,924	$45,286	$47,404	$-	$136,614
Intersegment revenue	601	-	1,319	(1,920)	-
Total operating revenue	44,525	45,286	48,723	(1,920)	136,614

Depreciation and amortization	7,155	213	12,364	63	19,795
Operating income (loss)	7,074	2,109	5,557	(444)	14,296
Interest expense	2	-	31	4,602	4,635
Income tax provision (benefit)	2,865	854	2,246	(2,040)	3,925
Net income (loss)	4,208	1,254	3,301	(2,990)	5,773
Total assets	109,869	21,213	120,056	17,613	268,750
Property, plant and equipment, net	88,157	1,347	87,237	62	176,803
Additions to property, plant and equipment	11,958	175	6,777	-	18,910

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, "Critical Accounting Policies," in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Summary

We continue to focus on growth opportunities with our business customers while adhering to our service commitment and sustaining our traditional telecom business. We concentrate our efforts on business and broadband as customers move away from traditional voice services to advanced communication services. Business and broadband services accounted for approximately 79% of our total revenue for the quarter and year-to-date periods in 2013 compared to 77% in the third quarter of 2012 and 76% for the year-to-date period of 2012. This revenue is derived from the Fiber and Data Segment, Equipment Segment and broadband revenue from our Telecom Segment. We will leverage our regional network and long-haul routes to provide wireless transport or backhaul services. We continue to invest in our network and our fiber-to-the-tower capital initiative to accommodate the increased network capacity requirements for wireless carriers as the demand for data usage increases. We will continue to expand and refine our product portfolio to meet the demands of our business customers with integrated voice and data services to offer them flexibility in meeting their communication needs.

HickoryTech announced in October 2013 it will change its brand to Enventis across the company's entire service area. We previously had a two-brand strategy, leveraging Enventis as the primary brand in the Minneapolis/St. Paul metropolitan area, northern Minnesota, Rochester, Minnesota, Fargo, North Dakota and Des Moines, Iowa and promoting HickoryTech as the primary brand in southern Minnesota and northwest Iowa. Going forward, Enventis will be the cohesive brand used throughout our operations and service area. We will seek shareholder approval to change our corporate name to Enventis at the shareholder meeting in May 2014.

Consolidated third quarter revenue grew $1.3M representing an increase of 3% compared to 2012. Year-to-date revenue of $143.0M increased 5% from a year ago. We experienced growth in both our business and wholesale services making up the Fiber and Data Segment revenue; a reflection of our success in selling data, internet and voice solutions and services to enterprise and small-business customers and fiber access services to carriers. Third quarter Equipment Segment revenue posted growth of 2% driven primarily by our success in selling and renewing maintenance contracts and 5% year-to-date due to increased equipment sales. Growth in Telecom broadband revenue of 8% in the third quarter and 4% year-to-date helped to mitigate the anticipated decline in traditional local service and network access revenue resulting in a modest total Telecom revenue decline of 1% in the third quarter and 4% year-to-date.

Total costs and expenses increased 4% in the third quarter of 2013 and 6% year-to-date compared to 2012 reflecting our commitment to support the growth in our Fiber and Data Segment and reflecting the equipment sales volume levels for the periods. Depreciation and amortization expense increased 9% in the third quarter and 10% year-to-date driven by the acquired IdeaOne assets and increased levels of capital expenditures. We made significant investments in our network to expand our fiber footprint, and increase capacity and reliability. We completed our Greater Minnesota Broadband Collaborative Project extending our fiber network to connect rural communities across the state with broadband infrastructure. The route added 430 fiber route miles to our statewide fiber network. Interest expense declined 29% in the current quarter and 26% year-to-date primarily driven by the adoption of hedge accounting on January 1, 2013 for our interest rate swaps and a decline of our outstanding debt balance.

Third quarter net income of $1.9 million, or $0.14 per diluted share, is up 7% or $0.01 per diluted share and year-to-date net income of $5.8 million, or $0.43 per diluted share, is relatively unchanged compared to 2012.

Fiber and Data Segment
The following table provides detail of the Fiber and Data Segment operating results.
Fiber and Data

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(Dollars in thousands)	2013	2012	Change	2013	2012	Change

Operating revenue before intersegment eliminations:
Business	$9,543	$8,808	8%	$28,206	$23,928	18%
Wholesale	7,193	6,720	7%	21,780	19,996	9%
Intersegment	222	215	3%	648	601	8%
Total operating revenue	$16,958	$15,743	8%	$50,634	$44,525	14%

Cost of services
(excluding depreciation and amortization)	$8,906	$7,735	15%	$25,746	$21,819	18%
Selling, general and administrative expenses	3,252	2,925	11%	9,845	8,477	16%
Asset impairment	-	-	0%	638	-	100%
Depreciation and amortization	3,078	2,638	17%	8,796	7,155	23%
Total costs and expenses	15,236	13,298	15%	45,025	37,451	20%

Operating income	$1,722	$2,445	-30%	$5,609	$7,074	-21%
Net income	$1,024	$1,454	-30%	$3,325	$4,208	-21%

Capital expenditures	$4,725	$6,390	-26%	$10,638	$11,958	-11%

The financial results of this segment include IdeaOne Telecom's operations beginning on March 1, 2012.

Revenue

The Fiber and Data Segment revenue stream is generally based on multi-year contracts building a monthly recurring revenue base.

Business.  We serve enterprise and commercial business customers with advanced data services such as Ethernet, Private Line, MPLS, Dedicated Internet, voice and VoIP services. We develop data and Internet solutions to meet the needs of our customers.

Fiber and Data business revenue grew $735,000 or 8% in the third quarter and $4,278,000 or 18% year-to-date compared to 2012. We remain focused on providing business solutions to meet our customers voice and data needs. Growth in these customer services is driven by sales of data services including: Ethernet, MPLS, Dedicated Internet, Private Line and VoIP services along with continued success in the Fargo, North Dakota market following our IdeaOne acquisition.

Wholesale. We provide fiber and data services to regional and national service providers including wireless carriers, telecom providers and other service providers. We provide fiber-based transport and access services through our extensive regional fiber network and community access rings, supported by a 24x7x365 Network Operations Center. Our services can be extended beyond our regional network through agreements and interconnections with other carriers for end-to-end national connectivity. Our expertise allows us to deliver custom network solutions and leverage our capabilities to provide a high-bandwidth, self-healing platform to provide reliable service.

Fiber and Data wholesale revenue grew $473,000 or 7% in the third quarter and $1,784,000 or 9% year-to-date. Overall growth is stimulated by demand for additional bandwidth supporting our fiber-based services sold to wireless carriers for fiber-to-the-tower initiatives. However, these customer services continue to be negatively impacted by industry consolidation, technological changes, customer network optimization and price compression. The number of fiber-served cell sites we serve increased from 43 to 69 sites year-over-year. We have contracts to build fiber to approximately 50 additional cell sites turning up over the next six months. We expect that continued revenue growth in this area by building to additional cell sites and by offering additional bandwidth on existing towers will be tempered by customer network optimization and price compression.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $1,171,000 or 15% in the third quarter and $3,927,000 or 18% year-to-date compared to 2012. The higher cost of services is attributable to:  (1) an increase of $436,000 in the quarter and $1,211,000 year-to-date in wages and benefits driven by a higher staffing level required to support the increased operational activities in this segment, (2) an increase of $216,000 in the quarter and $927,000 year-to-date in circuit-related expenses which support the demand for our transport products and customer equipment associated with services, (3) an increase in material costs of $131,000 in the quarter and $259,000 year-to-date related to the sale of our VoIP product, (4) an increase of $66,000 during the quarter and $282,000 year-to-date in maintenance contracts related to the deployment of new infrastructure and customer premise equipment and (5) an increase of $37,000 during the quarter and $185,000 year-to-date in contract labor due to a higher rate of contractor services to augment staffing. We experienced growth in other expenses related to growth in the segment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, as a percentage of revenue were approximately 19% for both the quarter and year-to-date periods ended September 30, 2013 and 2012. We remain focused on scaling the business and improving our processes. SG&A expenses increased $327,000 or 11% in the third quarter and $1,368,000 or 16% year-to-date compared to 2012 primarily due to higher personnel-related expenses and corporate costs. Personnel expenses which include wages and benefits, bonuses and commissions increased $91,000 in the third quarter and $458,000 year-to-date. Corporate expenses were $219,000 higher in the third quarter and $658,000 year-to-date as we focus our attention and resources on this segment.

Asset Impairment

We recognized an asset impairment of $633,000 in the first quarter of 2013 related to assets supporting a service we elected to discontinue. Minor adjustments to fully recognize the impairment on all related assets resulted in adding $5,000 in the second quarter to bring the final year-to-date impairment recognition to $638,000.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased $440,000 or 17% in the third quarter and $1,641,000 or 23% year-to-date as compared to the same periods in 2012. The increase is driven by increased capital expenditures supporting revenue generating projects and network enhancements to increase our reliability and capacity. IdeaOne also contributed to the year-to-date increase.

Equipment Segment
The following table provides detail of the Equipment Segment operating results.

Equipment

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(Dollars in thousands)	2013	2012	Change	2013	2012	Change

Operating revenue before intersegment eliminations:
Equipment	$12,849	$12,915	-1%	$41,123	$38,954	6%
Services	2,489	2,086	19%	6,568	6,332	4%
Total operating revenue	$15,338	$15,001	2%	$47,691	$45,286	5%

Cost of sales
(excluding depreciation and amortization)	$10,929	$10,906	0%	$35,011	$33,664	4%
Cost of services
(excluding depreciation and amortization)	1,803	1,802	0%	5,306	5,141	3%
Selling, general and administrative expenses	1,436	1,332	8%	4,240	4,159	2%
Depreciation and amortization	139	71	96%	348	213	63%
Total costs and expenses	14,307	14,111	1%	44,905	43,177	4%

Operating income	$1,031	$890	16%	$2,786	$2,109	32%
Net income	$614	$529	16%	$1,654	$1,254	32%

Capital expenditures	$31	$(15)	307%	$992	$175	467%

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

Equipment revenue was relatively unchanged in the third quarter and up $2,169,000 or 6% year-to-date compared to 2012. Higher year-to-date revenue is related to the increased size and volume of orders in 2013 compared to 2012. Customers continue to invest in technology and IT solutions such as unified communication products, data center products, cloud computing solutions, storage, data analysis and IT virtualization.

Services. We provide a comprehensive set of services to support equipment solutions, including: advisory, implementation, development and support. We have the expertise and experience to transform the available technology into solutions to solve business challenges and meet their objectives. Maintenance contracts ("Smartnet" contracts) are offered in collaboration with Cisco systems. Our Total Care support team provides a proactive approach to monitoring and supporting customer networks, unified communications environments and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure.

Equipment services revenue increased $403,000 or 19% in the third quarter and $236,000 or 4% year-to-date compared to 2012. Maintenance revenue is a large contributor to equipment services revenue and is dependent upon timing of equipment installations. Maintenance contracts typically range in term from three to five years and are renewable upon expiration. We experienced an increase of $182,000 during the quarter and a decline of $180,000 year-to-date in maintenance revenue. The receipt of Cisco rebates in the third quarter drove the quarterly maintenance revenue increase but in the first six months of the year we did not achieve the thresholds necessary to receive the rebates driving the year-to-date decline. These rebates are an incentive for us to sell and renew maintenance contracts. We experienced an increase in contract services revenue of $72,000 in the third quarter and $331,000 year-to-date. In order to grow the recurring revenue in this segment, our strategy is to focus on selling professional and support services with our equipment solutions; leveraging our resources and allowing our clients to focus on their business initiatives limiting their risk in supporting business applications.

Cost of Sales (excluding Depreciation and Amortization)

Cost of sales is composed of equipment material costs associated with equipment sales.  Cost of sales was flat for the quarter as a result of relatively flat equipment sales when compared to the same period of the previous year. The increase in the year-to-date cost of sales is due to a similar increase in equipment revenues. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services remained relatively unchanged in the third quarter and increased $165,000 or 3% year-to-date compared to 2012. The increase is primarily from wages and benefits which were $4,000 and $138,000 higher in the quarter and year-to-date period compared to 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $104,000 or 8% in the third quarter and $81,000 or 2% year-to-date compared to 2012 due to a quarterly increase in wages and benefits of $57,000 and year-to-date increase of $133,000. We also experienced an increase of $68,000 during the quarter and $164,000 in year-to-date commissions which is directly correlated to the revenue growth. The increase in SG&A was partially offset by a decrease of $74,000 during the quarter and $223,000 year-to-date in corporate expense.

Depreciation and Amortization

Depreciation expense increased $68,000 or 96% in the third quarter and $135,000 or 63% year-to-date compared to 2012, driven by expansion of office space.

Telecom Segment
The following table provides detail of the Telecom Segment operating results.

Telecom

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Operating revenue before intersegment eliminations:

Local service	$2,821	$3,124	-10%	$8,669	$9,901	-12%
Network access	4,313	4,677	-8%	13,496	14,329	-6%
Broadband	5,241	4,861	8%	15,487	14,840	4%
Directory	677	764	-11%	2,137	2,316	-8%
Long distance	593	611	-3%	1,749	1,895	-8%
Bill processing	1,061	950	12%	2,914	3,190	-9%
Intersegment	552	465	19%	1,696	1,319	29%
Other	308	297	4%	869	933	-7%
Total Telecom operating revenue	$15,566	$15,749	-1%	$47,017	$48,723	-4%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$15,014	$15,284		$45,321	$47,404
Intersegment	552	465		1,696	1,319
	15,566	15,749		47,017	48,723

Cost of services (excluding depreciation and amortization)	7,415	7,447	0%	22,095	22,373	-1%
Selling, general and administrative expenses	2,359	2,779	-15%	7,330	8,429	-13%
Depreciation and amortization	4,289	4,146	3%	12,608	12,364	2%
Total Telecom costs and expenses	14,063	14,372	-2%	42,033	43,166	-3%

Operating income	$1,503	$1,377	9%	$4,984	$5,557	-10%
Net income	$891	$816	9%	$2,952	$3,301	-11%

Capital expenditures	$3,746	$2,979	26%	$9,125	$6,777	35%

Key metrics
Business access lines	19,317	20,546	-6%
Residential access lines	21,149	22,715	-7%
Total access lines	40,466	43,261	-6%
Long distance customers	29,001	30,662	-5%
Digital subscriber line customers	20,793	19,751	5%
Digital TV customers	11,327	10,341	10%

Revenue

Local Service. We receive recurring revenue for local residential and business voice services, enhanced calling features and miscellaneous local services. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls.

Local service revenue declined $303,000 or 10% in the third quarter and $1,232,000 or 12% year-to-date compared to the same periods in 2012. As with most communication companies, we have been impacted by the industry-wide decline in access lines and price compression due to competition and alternative communication options; experiencing a 6% access line decline in the third quarter of 2013. FCC Order 11-161, issued in November 2011, reformed core parts of the Universal Service Fund and intercarrier compensation negatively impacting local service revenue as well as network access revenue. The Order mandated elimination of reciprocal compensation from wireless carriers contributing approximately 11% of the quarterly decline and 24% of the year-to-date decline. Also contributing to the access line decline is the transition of our customers from traditional voice services to our enhanced VoIP product which is offered through the Fiber and Data Segment.

In an effort to mitigate the trend of declining access lines, we focus on customer retention by providing competitive service bundles and promotions along with term discounts. The associated bundles offer our customers competitive and flexible options to satisfy their communication and entertainment needs.

Network Access. We provide access services to other communications carriers to terminate or originate long distance calls on our network. We also bill subscriber line charges to our customers for access to the public switched network. Network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to Incumbent Local Exchange Carriers ("ILEC").

Network access revenue declined $364,000 or 8% in the third quarter of 2013 and $833,000 or 6% year-to-date compared to 2012. Continued erosion of our access lines and lower minutes of use on our network driven by competition and network grooming/optimization by the carriers are the main contributors to the current year revenue decline. This revenue stream was, and will continue to be, impacted by regulatory decisions; particularly FCC Order 11-161 that established a framework for the reform of the Universal Service Fund and intercarrier compensation. Provisions in FCC Order 11-161 call for reductions of interstate and intrastate access charges through gradual annual reductions in rates for certain access components. However, the introduction of the Connect America Fund ("CAF") and increased charges to end-user subscribers has helped to mitigate this revenue stream decline. In both periods, we experienced a decline in minutes-of-use, end-user and special access revenue which was partially offset by the receipt of CAF support.

Broadband. We provide residential and business broadband services for monthly recurring revenue. Broadband services include: high-speed Internet access, digital TV services, and business Ethernet and data services.

Broadband revenue increased $380,000 or 8% in the current quarter and $647,000 or 4% year-to-date compared to 2012. The broadband revenue growth can be attributed to the success of our multi-service bundles which is reflected in the 10% and 5% growth in our digital TV and DSL customer subscribers, respectively, and the restructuring of our DSL services.

We strive to provide the best service experiences for both our residential and business customers. We remain focused on delivering reliable and competitive broadband services; therefore continuing to invest in our broadband network. We offer our customers competitive and flexible options through our multi-service bundles which provide pricing discounts when bundling digital TV, Internet and/or voice services. Additional discounts are offered if a customer opts into a six-month, one- or two-year agreement. We launched our updated service bundles in July of 2012 and as of September 30, 2013 have more than 10,500 bundle subscribers consisting of both new and existing customers who have taken advantage of the bundle savings with approximately 94% opting into a two-year agreement. We believe the product bundles positively impact our customer retention and provide our customers with valuable money-saving packages.

Directory. We receive monthly recurring revenue from subscribers for yellow page advertising in our telephone directories. Our Directory sales and production are outsourced through an external partner.

Directory revenue declined $87,000 or 11% in the third quarter and $179,000 or 8% year-to-date compared to 2012. This revenue stream is expected to trend lower in the future as businesses migrate from traditional printed directories to online media platforms.

Long Distance. We charge our end-user customers for toll or long distance service on either a per-call or flat-rate basis. Services include the provision of directory assistance, operator service and long distance private lines. We offer a variety of long distance calling plans including regional, nationwide and unlimited long distance plans.

Long distance revenue declined $18,000 or 3% in the current quarter and $146,000 or 8% year-to-date compared to the same periods in 2012. The decrease is the result of the loss of 5% of our customer base, customers opting for unlimited long distance calling plans driving lower billable minutes, lower per-minute rates in an effort to remain competitive, wireless substitution and the loss of local lines.

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees, and contract and integration services revenue. Our SuiteSolution® product offers communication providers a billing and customer management software system enabling our clients to provide consistent, cost-effective, high-quality service to their customers using the latest in database and screen presentation technology.

Bill processing revenue increased $111,000 or 12% in the third quarter and is down $276,000 or 9% year-to-date compared to 2012. This revenue stream is dependent upon the timing of performance on contract services including project integration services and license fees related to the sale of our SuiteSolution product. Bill processing revenue may be impacted as resources are shifted to internal projects in an effort to streamline and improve our process efficiencies.

Other Revenue. Other revenue consists primarily of sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue increased $11,000 or 4% during the quarter and is down $64,000 or 7% year-to-date compared to 2012. The quarterly increase is attributed to higher revenue related to late fees and the year-over-year decline is attributed to lower customer premise equipment revenue and revenue associated with our wholesale contract services.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was unchanged in the third quarter and $278,000 or 1% lower year-to-date compared to 2012. The primary contributors include: (1) a decline of $109,000 during the quarter and $369,000 year-to-date in access expense which is a direct result of lower long distance revenue and a declining customer base, (2) a decline of $74,000 for the quarter and $229,000 year-to-date in wages and benefits due to a smaller workforce and savings in post-retirement benefits as a result of a plan amendment, (3) a decline of $71,000 during the quarter and $142,000 year-to-date in bad debt expense due to improved customer retention associated with the bundles and (4) lower maintenance contracts of $40,000 during the quarter and $115,000 year-to date. A combination of other expense savings also contributed to the overall decline. The expense decreases noted above were partially offset by growth in our programming costs of $168,000 during the quarter and $458,000 year-to-date which can be attributed to higher costs associated with providing our digital TV service and our growing customer subscriber base.  In addition, an increase of $95,000 during the quarter and $351,000 year-to-date in off-net costs associated with providing services to our customers beyond the reach of our network offset our expense decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $420,000 or 15% lower in the third quarter and $1,099,000 or 13% lower year-to-date compared to 2012. The decline can be attributed to (1) a decrease of $260,000 during the quarter and $597,000 year-to-date in wages and benefits due to a reduction in our workforce and savings in post-retirement benefits as a result of a plan amendment, (2) a decrease of $71,000 during the quarter and $212,000 year-to-date in corporate expense as more focus and resources shift toward the Fiber and Data Segment and (3) a decrease of $52,000 during the quarter and $191,000 year-to-date in regulatory fees.

Depreciation and Amortization

Depreciation and amortization expense increased $143,000 or 3% in the third quarter and $244,000 or 2% year-to-date compared to 2012 driven by our continued investments in system upgrades to enhance our process efficiencies and capital expenditures related to our broadband services.

Consolidated Results

Interest Expense

Consolidated interest expense was $470,000 or 29% lower in the third quarter of 2013 and $1,210,000 or 26% lower year-to-date compared to the same period in 2012 primarily driven a reduction in our outstanding debt balance and the accounting treatment of our interest rate swap agreements. The outstanding balance of our debt obligations (long-term and current portion) declined $1,553,000 from $137,155,000 at September 30, 2012 to $135,602,000 as of September 30, 2013. The September 30, 2013 debt balance decreased $1,179,000 since December 31, 2012. During 2013, the changes in the fair value in the swap agreements are primarily recorded as a component of equity due to designating the derivatives as cash flow hedges as of January 1, 2013. During 2012, the changes in the fair value of the swap agreements were recorded as an adjustment to interest expense.

Income Taxes

Our effective income tax rate for the third quarter of 2013 and 2012 was 40.5% and 40.7%, respectively and 40.4% and 40.5% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (current assets minus current liabilities) was $13,099,000 as of September 30, 2013 compared to working capital of $11,364,000 as of December 31, 2012. The ratio of current assets to current liabilities was 1.5 as of September 30, 2013 and 1.3 as of December 31, 2012.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) was $184,367,000 at September 30, 2013, reflecting 26% equity and 74% debt. This compares to a total capital structure of $185,629,000 at December 31, 2012, also reflecting 26% equity and 74% debt. In the communications industry, the capacity for debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a ratio of approximately 2.85 times debt to Earnings before Interest, Tax, Depreciation and Amortization, ("EBITDA") as defined in our credit agreement. We are well within the acceptable limit for our agreement of 3.25 times debt to EBITDA, as of September 30, 2013, and well within the levels experienced in our industry. The October 30, 2013 amendment to our credit facility, see Note 7 "Debt and Other Obligations", reset the acceptable limit to a ratio of 3.50. Our leverage ratio of 2.85 times debt to EBITDA is well within our amended credit facility limit of 3.50 times, and is a source of strength as we consider growth possibilities.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $7,520,000 and $8,115,000 as of September 30, 2013 and December 31, 2012, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital. See Note 9 "Extended Term Payable."

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes and dividends while paying down our debt obligations. We have not changed our equity capitalization, and new equity was not a source of liquidity during this period. Our cash and cash equivalents balance decreased $1,789,000 from $8,305,000 at December 31, 2012 to $6,516,000 as of September 30, 2013 primarily due to the timing of our capital expenditures and the working capital needs of our Equipment Segment. We also repurchased $1,275,000 of our common stock in 2013.

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

While it is difficult for us to predict the impact general economic conditions may have on our business, we believe that we will be able to meet our current and long-term cash requirements through our operating cash flows. We are in full compliance with our debt covenants and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our bank credit agreement will be the sole external source of financing for the foreseeable future.

We feel we can adjust the timing or the number of strategic and growth initiatives accordingly to correspond to any limitation we may face or be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit future growth initiatives over the next 12 months.

The following table details the cash flow changes for the nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Nine Months Ended September 30
	2013	2012	Variance	% Change
Net cash provided by (used in):
Operating activities	$27,068	$23,622	$3,446	15%
Investing activities	(20,617)	(43,741)	23,124	-53%
Financing activities	(8,240)	17,113	(25,353)	-148%
Net change in cash and cash equivalents	$(1,789)	$(3,006)	$1,217	-40%

Cash from operations represents the amount of cash generated by our daily operations after the payment of operating obligations and is our most significant source of liquidity. In both years, cash generated from operations was primarily attributable to net income and non-cash expenses included depreciation and amortization. Operating assets and liabilities decreased $1,971,000 in 2013 compared to $3,679,000 in 2012. The change is primarily driven by our receivables and inventory balances which relate to the timing and volume of equipment orders associated with our Equipment Segment.  The change is also reflective of increases in payments to decrease vendor payables and liabilities primarily related to our incentive compensation plans.

The decrease of $23,124,000 in investing activities from 2012 to 2013 is primarily related to the acquisition of IdeaOne in 2012 for $26,337,000. Capital expenditures continue to be our primary recurring investing activity and increased $1,931,000 or 10% when comparing 2013 to 2012, excluding the receipt of the National Telecommunications Information Administration (NTIA) Broadband Technology Opportunities Program (BTOP) grant. Our capital expenditures will be directed toward leveraging our statewide fiber network in success-based and network expansion projects, such as customer fiber builds, fiber to cell sites and expansion in key strategic locations. A portion of our capital expenditures is also dedicated to essential network upgrades and maintenance along with internal system upgrades. We expect our 2013 capital spending to be within our guidance.

Our Greater Minnesota Broadband Collaborative project was funded in part by the NTIA BTOP grant and extended our fiber-optic network across greater Minnesota to provide governmental, educational and health care organizations the opportunity to connect to a high-capacity broadband network. The three-year grant period ended July 31, 2013 and all construction was completed as required under the grant agreement. Total allowable costs of $21,053,000 were incurred during the three-year grant. In addition, administrative costs of $43,000 were incurred during the subsequent closeout period, through September 30, 2013. Total costs of $21,096,000 were incurred under the grant. Seventy percent of this amount, or $14,767,000, has been reimbursed by the NTIA.

Financing activities primarily consist of borrowings and payments on our credit facility, payment of dividends to our shareholders and the repurchase of our common stock. The significant change is due to an Incremental Term credit facility of $22,000,000 we entered into to purchase IdeaOne Telecom, as an extension of our senior credit facility. Due to the timing and volume of equipment orders in our Equipment Segment, there was a $595,000 decrease in our extended term payable in the first nine months of 2013 compared to an increase of $7,089,000 in 2012. Cash dividends during the first nine months of 2013 and 2012 were $5,900,000 and $5,658,000, respectively. In October 2013, our Board of Directors declared a dividend of $0.15 per share payable in the fourth quarter of 2013. We expect to pay similar dividends in the future; however, this will be dependent upon many factors, such as operating results, capital requirements, debt compliance and other factors.  In 2011, the Board of Directors authorized a stock repurchase plan to repurchase up to $3,000,000 of our common stock of which approximately $2,676,000 was still available at the beginning of 2013.  During the first half of the year, we repurchased 124,285 shares for a total cost of $1,275,000. There were no repurchases or retirements during the third quarter of 2013. There is now approximately $1,401,000 remaining of the overall $3,000,000 approved by the Board of Directors for the repurchase of shares.

Our long-term obligations, including current maturities of debt and capital leases as of September 30, 2013 and December 31, 2012 were $135,602,000 and $136,781,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States ("non-GAAP financial measures"). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:	September 30, 2013
(A) Total debt (including outstanding letters of credit)	$135,622

Adjusted EBITDA as defined by our credit agreement
Three months ended 9-30-13	11,801
Three months ended 6-30-13	12,276
Three months ended 3-31-13	11,501
Three months ended 12-31-12	12,048
(B) Total adjusted EBITDA as defined by our credit agreement	$47,626

Total leverage ratio (A)/(B)	2.85

Maximum leverage ratio allowed (under credit agreement prior to October 30, 2013 amendment)	3.25

(Dollars in thousands)
Debt Service Coverage Ratio:	September 30, 2013
Adjusted EBITDA as defined by our credit agreement, minus	$47,626
Income taxes	(5,389)
(A)	$42,237

(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	6,184

Debt service coverage ratio (A)/(B)	6.8

Minimum debt service ratio allowed	2.5

On October 30, 2013, we amended the terms of our credit facility with a syndicate of banks, led by CoBank, ACB. The amendment provides us with continued capital resources through the extended maturity date of December 31, 2019 at a lower interest rate. The amount of our outstanding debt obligations remains unchanged as a result of the amendment.

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found in Note 1 of the consolidated financial statements.

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

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$1,862	$1,741	$5,809	$5,773
Add:
Depreciation and amortization	7,514	6,869	21,775	19,795
Interest expense	1,155	1,625	3,425	4,635
Income taxes	1,270	1,194	3,931	3,925
EBITDA	$11,801	$11,429	$34,940	$34,128

Asset impairment	-	-	638	-
Adjusted EBITDA as defined by our credit agreement	$11,801	$11,429	$35,578	$34,128

	Three Months Ended
(Dollars in thousands)	Sep-13	Jun-13	Mar-13	Dec-12
Reconciliation of net income to EBITDA:
Net income	$1,862	$2,321	$1,626	$2,525
Add:
Depreciation and amortization	7,514	7,252	7,009	6,951
Interest expense	1,155	1,131	1,139	1,114
Income taxes	1,270	1,567	1,094	1,458
EBITDA	$11,801	$12,271	$10,868	$12,048
Adjustments allowed under our credit agreement:
Asset impairment	-	5	633	-
Adjusted EBITDA as defined in our credit agreement	$11,801	$12,276	$11,501	$12,048

Debt to EBITDA ratio
Total outstanding debt as of September 30, 2013				$135,622
Adjusted EBITDA for the last (4) consecutive fiscal quarters as presented above				47,626
Debt to EBITDA ratio as of September 30, 2013				2.85

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of its long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2013, our interest expense would have increased $57,000.

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

Management intends to complete these remediation steps before the submission of our 2013 Annual Form 10-K.

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

Part II Other Information

Item 1. Legal Proceedings

Brandywine Communications Technologies, LLC filed an action for patent infringement against HickoryTech Corporation on December 26, 2012, in United States District Court for the District of Minnesota. The Company filed responsive pleadings denying the charge. In May 2013, Brandywine then sought to stay the Minnesota action, pending Brandywine's motion to transfer the Minnesota action (together with approximately forty other defendants in multiple districts) into a Multi-District Litigation ("MDL") in Florida. That transfer motion was denied by the MDL Panel on August 8, 2013. The stay in the Minnesota action was then lifted, and discovery is proceeding. The litigation remains at a very preliminary stage. Although the Company continues to deny any wrongdoing, at this time the Company cannot predict the outcome of the matter.

Other than routine litigation incidental to our business and those previously disclosed in the December 31, 2012 Form 10-K, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2011, we announced that our Board of Directors approved a stock repurchase plan to repurchase up to $3,000,000 of our common stock with no specified expiration date. During the first six months of 2013, we acquired and retired 124,285 common shares for $1,275,000 in block transactions handled through market makers. There was no stock repurchase activity during the three months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Listing

Exhibit Number	Description
10.1	Amendment Regarding Amendments to Loan Documents, dated as of October 30, 2013, by and among Hickory Tech Corporation, the Lenders who are or may become party to this Agreement, and CoBank, ACB, as Administrative Agent for the Lenders.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2013	HICKORY TECH CORPORATION

By:/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By:/s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer