Form 10-K
period 2013-12-31
HICKORY TECH CORP
filed 2014-03-06
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ending December 31, 2013

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐  No ☑

The number of shares of the registrant's common stock, no par value, outstanding as of February 28, 2014 was 13,612,913. The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2013 was $132,476,662 based on the closing sale price of $10.63 per share on The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2014 ("Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2013 Annual Report on Form 10-K ("Report") and other documents filed by Hickory Tech Corporation under the federal securities laws, including Form 10-Q and Form 8-K and amendments to those reports, and future verbal or written statements by Hickory Tech and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "targets," "projects," "will," "may," "continues," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause Hickory Tech's actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – "Risk Factors" beginning on page 15.

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by Hickory Tech and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made which is the filing date of this Form 10-K. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Website Access to Securities and Exchange Commission Reports

Our website at www.enventis.com provides information about our products and services, along with general information about Hickory Tech and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 can be obtained, free of charge, as soon as reasonably practical after such material is electronically filed, or furnished to the Securities and Exchange Commission. To obtain this information visit our website noted above and click on "Investor Relations," or call (507) 387-3355.

Item 1.	Business

"HickoryTech" or the "Company" refers to Hickory Tech Corporation or its wholly owned subsidiaries, as the context requires. When this report uses the words "we," "our," or "us," it refers to the Company and its subsidiaries unless the context otherwise requires. See the Company Overview and History for discussion of our planned name change in May 2014 to Enventis Corporation. In conjunction with the brand change and this planned corporate name change, our use of "Enventis" also refers to the Company or Hickory Tech Corporation.

Company Overview and History

Hickory Tech Corporation (dba Enventis) is a leading integrated communications provider serving business and residential customers in the upper Midwest. The Company trades on the NASDAQ Stock Exchange, symbol: HTCO.

Headquartered in Mankato, Minnesota, HickoryTech has a five-state, fiber network spanning 4,200 fiber route miles with facilities-based operations in Minnesota and into Iowa, North Dakota, South Dakota and Wisconsin. The Company provides Internet protocol ("IP") based voice and data solutions, Multiprotocol Label Switching ("MPLS") networking, data center and managed hosted services and information technology services to businesses in a five-state region. The Company also offers high-speed Internet, digital TV, voice and data services to businesses and consumers across southern Minnesota and northwest Iowa.

In October 2013, we announced we changed our brand to Enventis across our entire service area aligning all our products and services under a unified brand. We previously had a two-brand strategy, where we leveraged Enventis as the primary brand in the Minneapolis-Saint Paul metropolitan area; northern Minnesota; Rochester, Minnesota; Fargo, North Dakota; and Des Moines, Iowa areas and promoted HickoryTech as the primary brand in southern Minnesota and northwest Iowa. Enventis is now the sole brand used to market our services in all regions we serve. We will seek shareholder approval to change our corporate name from Hickory Tech Corporation to Enventis Corporation at the annual shareholder meeting on May 6, 2014.

We currently operate in three reportable segments: (1) Fiber and Data, (2) Equipment and (3) Telecom. Our presentation of segments has changed from previous filings to portray how we report internally and how our chief operating decision-maker bases his decisions. In 2013, we shifted the strategic direction of our data processing and billing services and as a result we reclassified these operations from Telecom to Corporate and Other. The segment information below has been reclassified to reflect these changes.

Our Fiber and Data Segment serves customers of all sizes across a five-state region with advanced data solutions, Ethernet, high-capacity transport, Internet, Voice over Internet Protocol ("VoIP") and unified hosted communications. By leveraging our regional fiber network, we also provide wholesale fiber and data services to regional and national service providers, including interexchange and wireless carriers. Residential customers are not the target market of the Fiber and Data Segment.

Our Equipment Segment serves business customers ranging in size from medium to large enterprise.  We design and implement networks utilizing emerging technology to provide integrated communication solutions.

Our Telecom Segment provides residential and business services including high-speed Internet, broadband services, digital TV and voice services across our legacy telecom markets. We operate as local telephone companies or Independent Local Exchange Carriers ("ILEC") and as a Competitive Local Exchange Carrier ("CLEC") where we own the infrastructure and network in all communities. Our company was founded in 1898 as a single ILEC. In 1985, we formed Hickory Tech Corporation as a holding company for our ILECs and to serve as a platform to expand our business. In 1998, we formed a CLEC, which provides competitive local services including voice, high-speed Internet, and digital TV services to communities surrounding our ILEC operations. Acquisitions have also added to this segment. All of our Telecom operations are operated as one integrated unit including the ILEC and CLEC operations.

National Independent Billing, Inc. ("NIBI") dba Enventis Information Solutions provides strategic billing and support services to all our companies. NIBI also sells its services externally to other companies in the communications industry. The operating results of this billing and support services line of business are reported in Corporate and Other.

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2013, 2012 and 2011.

Our operations are conducted through the following nine subsidiaries:

Fiber and Data Segment
·	Enventis Telecom, Inc. ("Enventis Telecom") (dba Enventis)
·	IdeaOne Telecom, Inc. ("IdeaOne") (dba Enventis)

Equipment Segment
·	Enterprise Integration Services, Inc. ("EIS") (dba Enventis)

Telecom Segment
·	Mankato Citizens Telephone Company ("MCTC"), an ILEC (dba Enventis)
·	Mid-Communications, Inc. ("Mid-Com"), an ILEC (dba Enventis)
·	Heartland Telecommunications Company of Iowa, Inc. ("Heartland"), an ILEC (dba Enventis)
·	Crystal Communications, Inc. ("Crystal"), a CLEC (dba Enventis)
·	Cable Network, Inc. ("CNI"), an independent fiber network provider (dba Enventis)

Corporate and Other
·	National Independent Billing, Inc. ("NIBI"), (dba Enventis Information Solutions)

We have Minnesota offices located in Duluth, Edina, Mankato, Minneapolis, Plymouth and Rochester. We also have offices in Urbandale, Iowa; Rock Valley, Iowa; and Fargo, North Dakota.

Fiber and Data Segment

Through our Fiber and Data Segment, we provide IP-based voice, data and Internet services, and fiber and network solutions to business customers across the upper Midwest.

Product portfolio includes:
·	Fiber, data and Internet
·	Voice and VoIP
·	Managed and Hosted Services
·	Data Center Services

We own or have long-term leases to approximately 3,050 fiber route miles of fiber optic cable in this segment. We have extensive metro fiber optic rings that directly connect our network to businesses (e.g. interexchange carriers, wireless carriers, enterprise and commercial retail customers, health care, government and education customers, etc.). Additional local fiber rings connect our network to local telephone central offices and to our Telecom Segment network which has 1,150 fiber route miles. These connections allow us to utilize other communication providers' networks when company-owned facilities are not available and fiber construction is not economical, effectively extending our network reach in order to provide end-to-end solutions to customers. We also service customers through interconnections that are leased from third-party service providers (commonly referred to as "the last mile") or when feasible and profitable, we build the last-mile fiber connection to the building, tower or business customer premise extending our own fiber network.

On March 1, 2012, we acquired IdeaOne Telecom Group, LLC, a metro fiber network provider in Fargo, North Dakota, for $26,337,000 with routine adjustments for capital expenditures and working capital. In addition, we assumed and paid liabilities of the acquired company using cash reserves of $1,843,000 on the closing date of the acquisition. IdeaOne provides data, Internet, colocation, voice and hosting services to business customers primarily in the Fargo area. The acquisition added a robust fiber network including 250 fiber route miles to our regional network. The fiber network facilities extend to 650 on-net fiber-lit buildings and include multiple 10 GB fiber rings, Ethernet capabilities, soft-switching infrastructure and colocation services. The Fargo operations are integrated with our network and systems, and its results are reported within our Fiber and Data Segment.

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

Equipment Segment

Through our Equipment Segment, we provide Advisory, Implementation, Development and Support Services for data center, collaboration, unified communications, security, wireless and equipment solutions sold to medium to large, enterprise businesses. Our primary activity is sourcing sophisticated hardware solutions for our customers.

Product portfolio includes:
·	Equipment hardware
·	Unified communications, Contact Center, TelePresence, UCS/Storage/Virtualization and Route/Switch/Security Services
·	Total Care support and professional services

We have a leading market relationship with Cisco Systems, Inc. and are an accredited Master Level Unified Communications and Gold Certified Cisco Partner. Our strategic relationship with Cisco (as the supplier) allows us to deploy a wide range of collaboration, data center and network technology solutions. We recently earned Cisco's Master Cloud Builder Specialization and received the Data Center Interconnect designation. We maintain numerous Cisco specializations and authorizations as well as partner relationships with EMC, NetApp, VMware and other industry-leading vendors in order to provide integrated communication solutions that best fit our customers' needs.

Telecom Segment

The Telecom Segment provides local voice service, high-speed Internet, digital TV and data services to residents and businesses across our legacy telecom markets located in southern Minnesota and northwest Iowa.

Telecom includes three ILECs: MCTC, Mid-Com and Heartland. MCTC and Mid-Com provide telephone services in south central Minnesota, specifically the Mankato, Minnesota region, and 11 rural communities surrounding Mankato. Heartland, our third ILEC, provides telephone services to 11 rural communities in northwest Iowa. In total, there are 23 ILEC exchanges within the Telecom Segment. Also included within our Telecom Segment is a CLEC, Crystal Communications, which provides competitive services to ten communities or exchanges across south central Minnesota and near Des Moines, Iowa. There are eight Minnesota CLEC exchanges and two Iowa CLEC exchanges included in the Telecom Segment. We own and operate our network facilities in both the ILEC and CLEC exchanges.

Our Telecom Segment operates a 1,150 fiber route mile network and has facilities in Minnesota and Iowa. These facilities are used to transport voice, data and video services between our exchanges, connect customers to interexchange carriers and provide service directly to end users. This network is interconnected with our 3,050 fiber mile network in the Fiber and Data Segment.

We operate an unregulated fiber network provider, CNI, to own and manage part of the southern Minnesota fiber network. Our Minnesota ILECs and CLECs are the primary users of the CNI fiber optic facilities.

Corporate and Other

NIBI, included in Corporate and Other, provides billing and customer management software and related services for our affiliated companies, as well as other ILECs, CLECs, interexchange network carriers, wireless companies and cable TV providers throughout the United States and Canada.

Strategy

Our vision is to be the leader in connecting businesses and consumers with advanced, integrated communications solutions in the regions we serve. Our long-term growth strategy focuses on business and broadband services. This strategy includes making strategic investments to grow our Fiber and Data Segment (business-to-business and wholesale customers) while stabilizing the performance of our legacy telecom business by offering competitive broadband services within our Telecom Segment.

We have committed to expanding our fiber network as part of our growth strategy. In 2010, we increased bandwidth capacity within our core network, expanded our fiber network to Sioux Falls, South Dakota, and Fargo, North Dakota, and increased network capacity to our Des Moines, Iowa facilities. In 2011, we continued to expand our fiber footprint through our Greater Minnesota Broadband Collaborative Project, supported in part by a federal broadband stimulus grant, to expand our network in northern Minnesota by building two long-haul fiber routes and to extend our network through middle-mile fiber laterals in southern Minnesota. In 2012, we acquired IdeaOne, a facilities based CLEC with significant metro fiber in Fargo, North Dakota and successfully integrated it into our existing Fiber and Data Segment. In 2013, we focused our efforts on last-mile fiber connections to business customers along our network and to wireless carrier towers or wholesale carrier customer locations in our region.

Our strategy to maximize growth in our business customer segments while stabilizing our Telecom Segment supports our goal to generate solid and sustainable cash flow over the long-term and diversify our revenue stream to help us offset revenue declines in our legacy business. This strategy has required increased capital expenditures to support fiber network expansion for organic growth initiatives as well as for acquisitions.

While we realize there is some risk in this strategy (see "Risks Related to Our Business"), we believe this plan could generate long-term success for us and increase shareholder value. This success depends on the following strategies:

·	Grow monthly recurring revenue services through business-to-business sales. Our focus remains on supporting business customers ranging in size from small to large enterprise businesses and wholesale customers. We offer a wide array of fiber based data and transport services, Internet, voice, VoIP and IT consulting services. We believe we have created a competitive advantage by utilizing a consultative, value-based sales approach and developing innovative and flexible solutions for our customers. We will expand our business-to-business focus through the expansion and extension of our fiber network to communities and corridors near our primary fiber routes where we believe we can offer competitive services and gain market share. We are able to do this by utilizing our IP and industry experience, leveraging our regional fiber network and offering a full suite of high-quality communication products and services. We employ over 25 sales representatives supported by highly trained sales support and engineering experts, and partner with sales agents to market and sell services across our core regions.

·	Deploy advanced communications technologies. We have and will continue to upgrade our networks to take advantage of the fastest growing areas of technology including advanced, high-bandwidth capabilities and the expansion of our network for wholesale and retail customers, Fiber-to-the-Tower ("FTTT") services for wireless carriers and last-mile fiber connections to data centers and business customer premises. We believe our technical capabilities and our managed and hosted cloud service offerings will allow us to attract and maintain customers by providing competitive pricing and quality local support. Our SingleLink service, which provides customers with a single, centrally managed and hosted VoIP-based communications system, allows businesses to leverage the powerful benefits of integrated IP communications without the time and capital necessary for on-premise solutions. In addition, we have strategic business relationships in order to provide integrated communication solutions that best fit our clients' needs.

·	Execute on our telecom market strategy and grow broadband services. We will continue to leverage our strong reputation in our legacy telecom markets and offer a competitive, multi-service bundle of voice, high-speed Internet and digital TV in the majority of our markets. We will focus on growing our broadband services and increasing advanced services penetration although our markets are mature and very competitive. We will manage the decline in Telecom network access and local service revenue by focusing on profitability, controlling expenses and marketing a competitive broadband bundle with quality local support.

·	Maintain stable cash flows from operations and disciplined capital spending. The majority of our customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and support product lines that will over time generate cash flow well in excess of capital expenditure needs. We have allocated resources to maintain and upgrade our network while focusing on optimizing returns by completing strategic capital outlays that will make our network more efficient and cost effective. For example, our current emphasis is on last-mile fiber connections to new customers, and we are carefully designing these connections with the expectation of further growth in and around each new customer.

·	Grow through select strategic growth initiatives that fit our current strategic initiatives. We will continue to invest in organic growth initiatives to expand and extend our fiber network to new markets and customers and develop and enhance our product portfolio through market analysis and a focus on providing business and broadband solutions to meet our customers' future needs. We also intend to pursue a disciplined process of evaluating selective business acquisitions which fit our focus areas and strategy.

Revenue Sources

We currently report our company operations in three segments: (1) Fiber and Data, (2) Equipment and (3) Telecom. The following table summarizes our primary sources of revenue within our segments the past three years:

(Dollars in thousands)
For Year Ended December 31	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Fiber and Data:
Business	$36,770	19%	$31,847	18%	$18,657	12%
Wholesale	30,256	16%	28,262	15%	26,492	16%
Equipment:
Equipment	51,465	27%	52,219	29%	39,816	24%
Support services	10,218	6%	7,914	4%	9,116	5%
Telecom:
Local service	11,464	6%	12,955	7%	14,363	9%
Network access	17,800	10%	19,160	10%	22,489	14%
Broadband	20,773	11%	19,748	11%	20,371	12%
Other services	6,273	3%	6,769	3%	7,920	5%
Other	4,181	2%	4,322	3%	4,314	3%
Total revenue	$189,200	100%	$183,196	100%	$163,538	100%

Fiber and Data

We service business and wholesale customers with advanced data, Internet, voice and VoIP services. We have an extensive regional fiber network and community access rings supported by our 24x7x365 network operations center. As an experienced IP network integrator, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through relationships and interconnections to provide customers end-to-end national connectivity. This revenue stream includes multi-year contracts and is primarily comprised of a solid monthly recurring revenue base with retail businesses, regional and national service providers and wireless carriers. The Fiber and Data Segment includes revenue from Ethernet, Private Line, MPLS, Data Center, Dedicated Internet, Managed and Hosted cloud services. Fiber and Data services are marketed throughout our core regions of northern Minnesota and the Minneapolis-Saint Paul metropolitan area; southern Minnesota; Des Moines, Iowa; and Fargo, North Dakota.

Equipment

Equipment — We are a Master Unified Communications and Gold Certified Cisco Partner providing Cisco equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. As an equipment network integrator, we design and implement networks utilizing emerging Cisco technology such as TelePresence Video, Unified Communications and Data Center solutions. We also have business relationships with EMC, NetApp, VMware and other industry-leading vendors to provide integrated communication solutions that best fit our customers' needs. Equipment hardware sales are non-recurring in nature making this revenue dependent upon continuous sales from existing and new customers.

Support Services — We provide a comprehensive set of support services including: Advisory, Implementation, Development and Support. These services support equipment solutions and include professional services, maintenance and total care support. Maintenance contracts ("Smartnet" contracts) are offered in collaboration with Cisco solutions. Our Total Care support team provides a proactive approach to monitor and support customer networks, unified communications environments and data centers with around the clock monitoring and technology support. Support services are generally under recurring revenue contracts and provide higher margins than equipment hardware sales.

Equipment sales and services are marketed primarily in our Minnesota core regions and specifically the Minneapolis-Saint Paul metropolitan area.

Telecom

Telecom services are provided within our ILEC and CLEC communities located in southern Minnesota, northwest Iowa and near Des Moines, Iowa. Telecom service revenue is generally in an industry-wide state of decline as a result of mature products and services, declining traffic on our network, reduced federal subsidies and increased competition and customer options.

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

Network Access — We provide access services to other communications carriers to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges to our residential and business customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the Federal Communications Commission ("FCC"). Additionally, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to ILECs.

Broadband — We provide residential and business broadband services for a monthly recurring revenue stream. Broadband services include high-speed Internet, digital TV, business Ethernet and data services. Our broadband services are bundled with local service and calling features to offer a competitive service package and valued discounts when customers commit to a term bundle agreement.

Other Services — We generate revenue from long distance service, directory publishing, customer premise equipment sales and add/move/change services.

Corporate and Other

Our proprietary billing and customer management software and OSS platform, branded as SuiteSolution and developed and supported by our Information Solutions team, provides revenue from other communication service providers. SuiteSolution is utilized across our business operations and is supported and developed for select external customers.

Competition

We experience competition across each of our operating segments, all markets we serve and across our wholesale, business and residential customer lines of business. We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify. Price compression is driven by competitive offers and increasing customer expectations. Regulatory developments and technological advances over the past several years have increased opportunities for emerging communications service providers, which in turn have increased competitive pressures across our business. These alternate providers often face fewer regulations and have lower cost structures. In addition, several of our competitors have consolidated with other communications providers and as a result are generally larger, have more financial and business resources and greater geographical reach to provide services. Our competitive advantages include our:

·	Strong commitment and presence in the communities we serve and knowledge of these markets,
·	Experienced engineers, local service and support team,
·	Extensive regional fiber network,
·	Vast product and service portfolio,
·	Ability to offer more flexible communications solutions than our competition and
·	Selection of geographic niches where competitors have few resources.

Fiber and Data

During the past several years there has been a noticeable increase in fiber network construction by communications carriers and private entities which may directly compete with our existing fiber facilities. In our Fiber and Data Segment, we compete with large telecom ILECs, business CLECs and cable companies for voice and data services. We differentiate ourselves with our extensive service and product portfolio, strategic location of our regional fiber network and network interconnections, targeted selection of customers in less-competitive locations, experienced local sales, engineering and support teams and by being a part of a long-standing company with a 116-year history. In our wholesale customer market, we serve other interexchange carriers, and compete with large telecom ILECs, business CLECs and cable companies for network capacity contracts. We differentiate ourselves with location and capacity of our regional fiber network, our track record of successfully serving large carriers, and our network performance and reliability.

Equipment

Our Equipment Segment competes with a variety of business service providers including equipment providers or Value Added Resellers ("VARs"), network providers, ILECs, CLECs and data hosting service providers. Aggressive competition exists in all product areas, and specifically within the equipment sales of our product portfolio. We are a Master Unified Communications and Gold Certified Cisco Partner and maintain approximately 150 Cisco certifications which demonstrate our expertise and provides us favorable pricing. Competition also comes from an emerging class of services known as IaaS ("Infrastructure as a Service") which offers customer procurement of equipment.

Telecom

Competition in our Telecom Segment continues to be strong with cable providers, wireless providers, CLECs, long distance carriers, satellite providers, Internet Service Providers ("ISPs") and VoIP providers targeting residential and business voice, data and video services. We are closely involved with the communities we serve and focus on providing outstanding local customer support and competitive money-saving bundles, which allow our customers to select the features, speeds and channels they desire.

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

Corporate and Other

NIBI, marketed as Enventis Information Solutions, competes with approximately 20 other companies in the United States and Canada that provide data processing and related services to communications providers. Competition is based primarily on attributes of the software, price, service and support. Our experience in providing billing solutions for our own company and other communication providers since 1964 differentiates us in this market.

Network Facilities

Our fiber network is one of the most extensive in Minnesota and the surrounding areas encompassing over 4,200 fiber route miles through a combination of owned and leased fiber facilities. Our network is DWDM/SONET based throughout the region, has metro rings in the major business centers, fiber access networks in distinct markets, and reaches more than 75% of Minnesota's population along with extensive coverage in Fargo, North Dakota and Des Moines, Iowa. We have made significant investments in our network during the last several years adding fiber route miles, additional route diversity, and deeper reach within our service territory. Additionally, there have been technological augmentations such as 10G DWDM and Ethernet along with an MPLS/IP-based platform and geo-redundant services layers. Complementing our base network with Ethernet and IP-based deployments allows us to provide services such as Switched Ethernet, VoIP, MPLS and IP-based digital TV services. We continually upgrade bandwidth capacity across our network through tactics such as migrating our DWDM platform to 10G, decentralizing our services through use of new distribution nodes, and using fiber to the home and business in targeted areas.

Interconnection agreements and connections with local, regional, national and global carriers allow us to extend our network and provide complete solutions for companies nationwide, and broaden the availability of our business and data services. In certain areas we serve business customers by leasing last-mile connections from other carriers. In some areas we own last-mile facilities and are able to connect customers directly to our network. Our local networks consist of virtual and physical colocations interconnected primarily with fiber facilities, distribution and aggregation devices, routers, loop carriers, and ring topologies as required.

We operate data centers in: Minneapolis, Minnesota; Edina, Minnesota; Mankato, Minnesota; Duluth, Minnesota; Rochester, Minnesota; Des Moines, Iowa; and Fargo, North Dakota.  Our transport services provide the connectivity and bandwidth to connect our customers to our data center infrastructure offering value to our customers as an integrated solution. We have voice switching infrastructure consisting of Time Division Multiplexing ("TDM") and IP based protocols which is leveraged across our network in the following Minnesota locations: Mankato, Minneapolis and Duluth; locations in Iowa consist of Des Moines and Rock Rapids; and a location in Fargo, North Dakota.

We maintain a 24x7x365 Network Operations Center, located in Mankato, Minnesota.

Our network as of December 31, 2013 is detailed on the map below:

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. A majority of the equipment sold within our Equipment Segment is supplied by Cisco, a leading supplier of communications and data equipment. Vendors of network services include Cisco, Calix, BTI, Adtran, Fujitsu, NetApp, Genband, Alcatel-Lucent and Metaswitch.

Regulation

The following summary provides a high-level overview, but may not include all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments nor their potential impact on our company can be predicted at this time. Regulation can change rapidly in the communications industry and these changes may have an adverse effect on us in the future. See "Risk Factors — Risks related to Regulations" on pages 18 to 20 for a further discussion of the risks associated with regulatory change.

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

Crystal, Enventis Telecom and IdeaOne are CLECs. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions for local and interexchange services. Our CLECs provide services with less regulatory oversight than our ILEC companies.

MCTC, Mid-Com and Heartland are ILECs. MCTC and Mid-Com are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission ("MPUC"). Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board ("IUB"). Due to the size of our ILEC companies, neither the MPUC nor the IUB regulates our rates of return or profits. In Minnesota, regulators monitor MCTC and Mid-Com price and service levels. In Iowa, Heartland is not rate-regulated. Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

Internet access (dial-up or high-speed) is unregulated at both the state and federal levels.

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

Each of our ILECs determine interstate access charges under rate of return ("ROR") regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by part 61.39 of the FCC rules, which applies only to service providers with fewer than 50,000 lines. Two of our ILECs (MCTC and Mid-Com) utilize an average schedule process and the concept of pooling with other ILECs in the National Exchange Carrier Association ("NECA") to arrive at rates and fair compensation. Our third ILEC (Heartland) arrives at its interstate rates through a study of its own individual interstate costs. Intrastate access rates are governed by state utility commissions except for intrastate switched access rates for terminating traffic which were preempted by the FCC in 2011.

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

The FCC released the National Broadband Plan in April 2010 recommending significant changes in the Access Charge policy and processes. This was followed on November 18, 2011, by FCC order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path toward a "bill & keep" regime where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. The transition is scheduled to reach bill & keep for terminating switched access rates on July 1, 2018 for CLECs and on July 1, 2020 for ROR ILECs.

These rules have been clarified in several orders on Reconsideration, and while they are being challenged through appeals in Federal Appellate courts, we are already experiencing their impact on our companies. If they remain in place, they will force a substantial reduction of our terminating intercarrier compensation, including intrastate and interstate access charges, over the upcoming years and provide for certain support mechanisms and end user charges as a means of offsetting compensation.

The FCC Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes interexchange carriers and others continue to be aggressive in disputing carrier access charges regarding their traffic.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2013, Telecom carrier access revenue represented approximately 10% of our operating revenue compared to 10% and 14% for years ended December 31, 2012 and 2011, respectively.

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

In its Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime. These rules eliminated the legacy Local Switching support, but also provided for a new Connect America Fund ("CAF") support for rate of return carriers (including our ILECs) to make up some of their access revenue reductions and provide direct support to PriceCap carriers for broadband buildouts. The new rules (which are subject to petitions for reconsideration as well as court appeals) will also cause rates for end users to increase as intercarrier compensation is reduced and the legacy mandate for ubiquitous voice service shifts toward broadband availability as a key outcome of the program.

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

For the year ended December 31, 2013, we received an aggregate of $6,099,000 from the Federal Universal Service Fund, consisting of $317,000 for a combination of high cost loop support and local switching support, $2,428,000 of Federal common line support and $3,354,000 of Connect America Fund support. Our net Universal Service funding in 2013 comprised 3% of our total revenue for the year. We receive no State Universal Service funding (the states in which we operate have not established state Universal Service funding mechanisms).

The Telecommunications Act of 1996 and Local Competition

The primary goal of the Telecommunications Act of 1996 and the FCC's rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The Telecommunications Act of 1996 imposes a number of requirements on all local telecommunications providers which include:

·	To interconnect directly or indirectly with other carriers,
·	To allow others to resell their services,
·	To provide for number portability, allowing end-users to retain their telephone number when changing providers,
·	To ensure dialing parity,
·	To ensure that competitor's customers have nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing services, and
·	To allow competitors access to telephone poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

There is another tier of requirements under the Telecommunications Act of 1996 which apply to incumbent carriers that are not designated as "rural telephone companies." Each of our ILECs is a rural telephone carrier and this designation can only be removed by a petition of a competing carrier to the state regulatory commission. Our Minnesota ILECs have not had to meet these additional requirements which include:

·	Providing non-discriminatory access to discrete parts of the network, such as local loops and transport facilities. These are referred to as unbundled network elements, and
·	Provide at rates, terms and conditions that are just, reasonable and non-discriminatory, physical colocation of equipment necessary for interconnection or access to unbundled network elements.

The unbundling requirements of the Telecommunications Act of 1996 have been some of the most controversial provisions of the Act and the rules implementing them have been revised by the FCC over the years. Our CLEC operations utilize colocation and unbundled network elements ("UNE") from the corresponding LEC as defined in the 1996 Telecom Act. Regulations regarding the availability and price of unbundled network elements have changed so that these wholesale services may no longer be available in certain markets.

National Telecommunications and Information Administration's Broadband Technologies Opportunity Program

The Broadband Technology Opportunities Program ("BTOP") is a grant program funded through the American Recovery and Reinvestment Act of 2009. BTOP is administered by the National Telecommunications and Information Administration ("NTIA") within the U.S. Department of Commerce and was intended to accelerate broadband deployment in unserved and underserved areas. In 2010, we were awarded a grant under this program to fund construction of approximately 450 route miles of fiber network. The three-year grant period ended July 31, 2013 and all construction was completed as required under the grant agreement. Total allowable costs of $21,096,000 were incurred under the grant. Seventy percent of this amount, or $14,767,000, has been reimbursed by the NTIA, and represents the entire expected grant proceeds. As a recipient of this award, we are responsible for ensuring we remain in compliance with future BTOP operating requirements. The award is subject to U.S. laws and regulations, including the Recovery Act, which requires an increased level of transparency and accountability in the use of award funds.

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

Employees

We employ 518 employees of which the majority of these employees are based in Minnesota. The majority of our employees are located at our headquarters in Mankato, Minnesota. We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves 89 of our employees. There have been no work stoppages or strikes by our International Brotherhood of Electrical Workers Local 949 employees in more than 40 years and we consider our labor relations to be good.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. Enventis, HickoryTech, HickoryTech SuiteSolution, and SingleLink are registered trademarks of the United States.

Item 1A.	Risk Factors

Our businesses face many risks and uncertainties, including but not limited to those described in the following section. The risks described below should not be considered all-inclusive. Additional risks and uncertainties not known to us or that we currently deem immaterial may also adversely affect our business. If any of the events or circumstances described in the following section actually occurs, our business financial condition or results of operations may suffer and impact the trading price of our stock.

Risks Related to Our Business

The successful operation and growth of our business depends heavily on economic conditions within our service areas. The vast majority of our customers and operations are located in the upper Midwest revolving around our fiber footprint servicing Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Adverse economic conditions affect the affordability and demand for some of our products and services and could make it difficult to obtain new customers and may cause our current customers to shift to lower priced products and services or forgo purchases of our products and services. Our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. We cannot predict with certainty the impact to our operations of any downturn in the overall economy or credit market.

The communications industry is highly competitive and the level of competition continues to increase. We face increased competition across all markets and customer segments from providers offering competing or alternative services. We expect competition to intensify as a result of new and existing competitors and the development of new technologies, products and services.

Many of our voice and data competitors, such as cable providers, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the communications industry, we cannot predict the number of competitors we will face, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions, reduced operating margins or loss of market share. We attempt to differentiate our products and services through technology, reputation, customer service, value-added services, local service and support, a robust product and service portfolio, and a reliable network platform. Increased competition has impacted our profitability in the past and we cannot assure you that it will not continue to impact our profitability in the future.

The American Recovery and Reinvestment Act provided approximately $7.2 billion in financial incentives to companies for the purpose of expanding broadband service to unserved or underserved markets. Financial incentives paid to new or existing competitors could incent them to enter markets where we are already providing broadband service. We have seen a noticeable increase in fiber network construction by communications carriers and private entities which may directly compete with our existing fiber facilities and have also realized accelerated market price compression over the past couple years as compared to prior trends, regarding certain services in certain markets. This accelerated market price compression is relevant to both business and wholesale customers.  We cannot predict with any certainty whether this accelerated market price compression will continue or taper back to prior trends.

We must adapt to rapid technological change, accurately predict technological trends and successfully introduce new products and services. We are subject to rapid and significant changes in technology, particularly in the areas of VoIP, data transmission and wireless communications, frequent new service introductions and evolving industry standards. Our success also depends, in part, upon our ability to successfully introduce new products and services including:

·	Our ability to introduce additional hosted and managed services,
·	Our ability to offer services on terms attractive to our customers,
·	Our ability to expand and enhance our broadband offerings,
·	Our ability to introduce and distribute the equipment and systems of manufacturers of switching equipment and the suppliers of communications technology compared to the competitive alternatives of other suppliers,
·	Our ability to provide fiber and data solutions and competitive IP services, including communications and network solutions, and
·	Our ability to provide competitive products and services.

If we fail to anticipate or respond to technological developments, changes in industry standards or customer demands in a cost-effective and timely manner our business operating results and financial condition could be materially adversely affected.

Introduction of new or enhanced products and services could require us to make significant capital investments in our effort to remain competitive.

Shifts in our product mix may result in declines in operating profitability. Margins vary among our products and services. Our profitability may be impacted by technological change, customer demands, regulatory changes, the competitive nature of our business and changes in the product mix of our sales. These shifts may also result in our long-lived assets to become impaired or our inventory to become obsolete. We review long-lived assets for potential impairment if certain events or changes in circumstances indicate impairment may be present. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

We depend on third parties, over whom we have no control, to deliver some of our products and services. We depend heavily on other communications companies, network providers, equipment suppliers and program service providers to provide products and services, which are key to our offerings.

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

Our network operates pursuant to franchises, permits and rights from public and private entities such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities and local governments. To extend our network reach, we utilize long-term indefeasible rights of use ("IRU") agreements and fiber leases. Our success is dependent upon compliance with material terms of the authority we receive and also our ability to renew our fiber leases and other vitally important agreements with third-party public and private entities without material increases in our expenses or restrictions on our use.

We expect the cost of obtaining video programming content to continue to be one of our largest operating costs associated with providing digital TV service. In recent years, the industry has experienced rapid increases in the cost of programming. Programming costs are generally assessed on a per-subscriber basis, and therefore relate directly to the number of subscribers to which the programming is provided. Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs. While we expect these increases to continue we may not be able to pass our full programming cost increases on to our customers, especially as an increasing amount of content becomes available via the Internet at little or no cost. Also, some competitors own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts expire, there can be no assurance that they will be renewed on acceptable terms or they will be renewed at all, in which case we may be unable to provide such programming as part of our digital TV services and our business and results of operations may be adversely affected.

We are dependent upon equipment vendors to deliver our services and delays in the shipment of equipment, limited availability or the loss of our principal equipment supplier could significantly impact our operations. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms and, if necessary, finance those acquisitions. Whether or not any particular acquisition is closed successfully, pursuing acquisitions is expensive and requires our management to spend considerable time and effort to accomplish, which may detract from their ability to run our current business. If a deal is reached, we may face unexpected challenges in securing any required approvals from the FCC or other applicable state regulatory commissions, which could result in a delay in our ability to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

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

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes and systems. Any failure to maintain the security of our data and our employees' and customers' confidential information, including the breach of our network security or the misappropriation of confidential information, could result in fines, penalties and litigation. Any such failure could adversely impact our business, financial condition and results of operations.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals, including engineering and operations, sales and support professionals, administration and billing software development. Technological advances require our employees to continually increase their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified candidates and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical and senior management could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses and our success will depend, in part, upon our ability to retain, hire and integrate personnel from acquired businesses who are critical to the continued success and integration of the acquired businesses. We depend on hiring new employees and training existing employees on the communications industry and our business operations. We also depend on corporate employees to know the aspects of reporting and complying with the requirements of operating as a publicly-traded company. We may encounter additional costs to rectify situations or to maintain adequately trained staff should there be problems in our levels of skilled and talented employees.

The loss of our certification or designation from Cisco or another business partner, or by a partner losing its position as a leading provider of technology solutions would adversely impact our Equipment Segment. The majority of our equipment practice is based on the Cisco product line by which we provide hardware and IT consulting solutions for business customers. If Cisco equipment and technology fall out of favor in the marketplace, our success as a distributor may decline or be delayed as we seek alternative solutions. The loss of a designation or authorization may affect our success as a leading distributor. It is also possible that we may lose the certified technicians who build the basis for our qualifications.

Our operations require substantial capital expenditures, operating and administrative costs as we operate in a cash-flow-dependent business. We require substantial capital to maintain, upgrade and enhance our network facilities and operations.  In 2013, we incurred $27,992,000 in capital expenditures. Our operating expenses, in particular payroll for a highly trained workforce and the maintenance cost of communications networks require large uses of cash. Our debt service obligation and any dividends to shareholders require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future plans, which could possibly affect our growth or ability to maintain our current network infrastructure, our debt obligations or our ability to fund future dividends.

Risks Related to Regulations

The communications industry in which we operate is subject to federal, state and local regulation that could change in a manner adverse to us. Our Telecom Segment, with operations in Minnesota and Iowa is subject to regulations that impact the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further impacting our operating costs or capital requirements in a manner that is adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause customer attrition, decrease our revenue, increase our costs and decrease our profitability.

Legislative or regulatory changes could reduce the revenue received from network access charges. Access charges, which are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers' calls in our service areas, accounted for approximately 10% of our total revenue in 2013. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business.

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

Acceptance of the NTIA BTOP Grant imposed a new set of compliance requirements. With the acceptance of the NTIA's BTOP grant award in 2010, we agreed to comply with all applicable public laws and regulations, including those specifically required under the American Recovery and Reinvestment Act of 2009 and the BTOP grant program itself. While we are already complying with many of these rules and guidelines, the award program imposed a new set of requirements. While we have completed the project with no known compliance issues during the three-year grant period, we must continue to comply with specific requirements related to retaining title and adequately accounting for property and equipment funded under the award. Failure to comply could result in federal action taken against us based on the severity of non-compliance, up to and including debarment from working with the federal government on future projects or repayment of funds received under the award program.

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

The high cost of regulatory compliance could make it more difficult to enter new markets, make acquisitions or change our prices. Regulatory compliance requires significant costs and diverts the time and effort of our management and officers away from running the business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete and provide services, such as long distance services, in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.

Our intrastate telecommunications services are generally subject to certification, tariff filing and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses. If successful, these challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenue.

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

We may not be able to adequately protect our intellectual property rights and domains or may be accused of infringing intellectual property rights of third parties. We regard our trademarks as important to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees and others to protect our proprietary rights. We may be subject to third-party claims that we infringe their proprietary rights or trademarks. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. This risk has been amplified by the increase in third parties whose sole or primary business is to assert such claims.  The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.

Increased regulation of the Internet could decrease our revenue. Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. As a result of a Circuit Court order on January 14, 2014, the FCC will be continuing its review of the appropriate regulatory framework governing broadband consumer protections for high-speed access to the Internet. The outcome of these proceedings may affect our regulatory obligations, costs and competition for our services which could have a material adverse effect on our revenue.

Risks Related to Our Indebtedness and Our Capital Structure

We have a substantial balance of senior bank debt outstanding under long-term financing agreements and may incur additional debt in the future, which could restrict our ability to fund our operations and pay future dividends. As of December 31, 2013, we had $135,207,000 of total long-term debt outstanding, including current maturities. The degree to which we are leveraged could have important consequences including:

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

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions. These restrictions limit or restrict, among other things, our ability to:

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

While our cash flow available for the year ended December 31, 2013 was sufficient to pay dividends, if our estimated cash flow were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

If we continue to pay dividends at the level currently anticipated under our past dividend payment practice, our ability to pursue growth opportunities may be limited. We believe that our dividend payment practice has an effect on our ability to grow. If we continue paying dividends at the level anticipated under our past dividend payment practices, and there was a general business downturn, we may not retain a sufficient amount of cash and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.

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

Our business is primarily focused on the provision of communication service and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2013, our gross property, plant and equipment consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. Our extensive fiber optic network is primarily owned, but we also have indefeasible rights to use and long-term leasing commitments to complement our owned network. It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas. Our principal property locations (buildings) are the following:

Fiber and Data Segment
1.	Lease approximately 15,000 square feet in Edina, Minnesota for general offices.
2.	License approximately 2,900 square feet in Edina, Minnesota for a data center.
3.	Lease approximately 9,700 square feet in Duluth, Minnesota for general offices.
4.	Lease approximately 4,600 square feet in Duluth, Minnesota for a warehouse facility.
5.	License approximately 1,900 square feet in Duluth, Minnesota for a data center.
6.	Lease approximately 1,800 square feet in Minneapolis, Minnesota for general offices and network equipment facility.
7.	Lease approximately 3,300 square feet in Minneapolis, Minnesota for a data center.

8.	Lease approximately 2,200 square feet in Des Moines, Iowa for a network equipment facility and a data center.
9.	Utilize approximately 1,100 square feet of secured space within our headquarters building in Mankato, Minnesota for a data center.
10.	Lease approximately 8,200 square feet in Rochester, Minnesota for general offices.
11.	Lease approximately 1,700 square feet in Rochester, Minnesota for network equipment facility.
12.	Lease approximately 22,000 square feet in Fargo, North Dakota for general offices, a colocation facility and a data center.
13.	Own an approximately 2,750 square feet building in Fargo, North Dakota for a central office location.

Equipment Segment
1.	Lease approximately 20,000 square feet of office space in Plymouth, Minnesota for general offices, technology services and system support.

Telecom Segment
1.	Own a 60,000 square feet building in Mankato, Minnesota which is used for general offices and our principal central office exchange building.
2.	Own a 48,000 square feet building in Mankato, Minnesota which is used for office space and a warehouse facility.
3.	Lease approximately 6,000 square feet in Urbandale, Iowa for office space. This location is also used for office space by the Fiber and Data Segment.
4.	Lease approximately 2,000 square feet in Rock Valley, Iowa for general office space.

Corporate and Other
1.	Own a 17,000 square feet building in Mankato, Minnesota which is used for office space for the data processing services of our company.

Item 3.	Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject, other than the following: Brandywine Communications Technologies, LLC filed an action for patent infringement against HickoryTech Corporation on December 26, 2012, in United States District Court for the District of Minnesota. During 2014, we were dismissed from the lawsuit.

Item 4.	Mining Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol "HTCO." As of February 21, 2014, there were 1,213 registered shareholders and 2,077 beneficial owners of HickoryTech stock. The following table reflects the range of high and low closing prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarters during 2013 and 2012.

2013	High	Low	End of Qtr.
4th Quarter	$13.72	$10.94	$12.83
3rd Quarter	$11.54	$10.01	$11.38
2nd Quarter	$10.79	$9.70	$10.63
1st Quarter	$10.44	$9.34	$10.15

2012	High	Low	End of Qtr.
4th Quarter	$10.99	$9.08	$9.73
3rd Quarter	$11.44	$10.12	$10.58
2nd Quarter	$11.23	$9.23	$11.11
1st Quarter	$12.14	$10.01	$10.34

Dividend Tendencies and Restrictions

Our Board of Directors declared quarterly dividends on our common stock as shown below:

	2013	2012
4th Quarter	$0.15	$0.145
3rd Quarter	0.145	0.14
2nd Quarter	0.145	0.14
1st Quarter	0.145	0.14
Total	$0.585	$0.565

A quarterly cash dividend of $0.15 per share was paid on March 5, 2014 to stockholders of record on February 15, 2014.

Our Board of Directors has adopted dividend payment practices that reflect its judgment that our stockholders are better served if we distribute to them a portion of the cash generated by our business in excess of our expected cash needs rather than retaining it for other purposes, such as investments in our business or acquisitions. We do not have a formal dividend policy; however, we expect to pay quarterly dividends at an annual rate of $0.60 per share during 2014, but only at the discretion of our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.

The terms of our credit facility include certain restrictions regarding the payment of dividends. The dividend restriction provides that our dividend distributions cannot exceed a total amount of $9,500,000 in any fiscal year.  Dividend payments in 2013 totaled $7,937,000.

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

Issuer Purchases of Common Stock

In August 2011, we announced that our Board of Directors authorized a stock repurchase plan to repurchase up to $3,000,000 of our common stock with no specified expiration date. During the first six months of 2013, we acquired and retired 124,285 common shares for $1,275,000. We did not repurchase any of our own common stock in the last six months of 2013 or in the year ended 2012. In the third quarter of 2011, we acquired and retired 36,248 shares for $325,000. Of the $3,000,000 authorized in 2011 by the Board of Directors, $1,400,000 remains available as of December 31, 2013.

Equity Compensation Plan

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B	C

Equity compensation plans approved by security holders (1):	102,450	$10.35	1,313,171

Equity compensation plans not approved by security holders:	-	-	-

Total	102,450	$10.35	1,313,171

(1) Includes the Company's Employee Stock Purchase Plan, 1993 Stock Award Plan, Retainer Stock Plans for Directors and Non-Employee Directors' Incentive Plan. See Note 7 "Stock Compensation".

Five Year Shareholder Return Performance Presentation

The following table compares the cumulative total shareholder return on the common stock of HickoryTech for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the NASDAQ Telecommunications Index. "Total return to shareholders" assumes the value of the investment was $100 on December 31, 2008 and all dividends were reinvested.

Total Return to Shareholders (includes reinvestment of dividends)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Hickory Tech Corporation
Russell 2000
NASDAQ Telecommunications

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ANNUAL RETURN PERCENTAGE
Years Ended

	2009	2010	2011	2012	2013

Hickory Tech Corporation	74.09%	15.14%	22.31%	-7.34%	39.05%
Russell 2000	27.17%	26.86%	-4.18%	16.35%	38.82%
NASDAQ Telecommunications	37.81%	8.01%	-11.64%	3.85%	38.37%

INDEXED RETURNS
Years Ended

	2008	2009	2010	2011	2012	2013

Hickory Tech Corporation	100.00	174.09	200.45	245.18	227.19	315.90
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ Telecommunications	100.00	137.81	148.84	131.52	136.58	189.00

Item 6.	Selected Financial Data
(Dollars in thousands except share and per share amounts)
	Audited
Statement of Income Data:	2013	2012	2011	2010	2009
Operating revenue
Fiber and Data	$67,026	$60,109	$45,149	$44,685	$31,247
Equipment and Support Services	61,683	60,133	48,932	47,544	37,436
Telecom	56,310	58,632	65,143	66,210	67,068
Corporate and Other	4,181	4,322	4,314	3,808	3,351
Total revenue	$189,200	$183,196	$163,538	$162,247	$139,102

Net income	$7,732	$8,298	$8,401	$12,592	$12,102

EBITDA (A)	$46,959	$46,176	$42,774	$43,063	$39,867

Per Share Data:
Basic EPS	$0.57	$0.62	$0.63	$0.95	$0.93

Diluted EPS	$0.57	$0.61	$0.63	$0.95	$0.93

Dividends per share	$0.585	$0.565	$0.545	$0.525	$0.52

Balance Sheet Data:
Total assets	$266,880	$268,304	$243,986	$230,188	$222,483
Shareholders' equity	$49,310	$48,848	$43,197	$41,304	$34,546

Current maturities of long-term obligations	$1,586	$1,648	$1,407	$4,892	$620
Long-term debt	133,621	135,133	118,828	114,067	119,871
Total debt, long-term and current	$135,207	$136,781	$120,235	$118,959	$120,491

Debt ratio (B)	73%	74%	74%	74%	78%

Telecom Customer Data:
Business access lines	19,099	20,251	23,316	24,043	25,133
Residential access lines	20,620	22,145	24,386	27,199	30,197
Total access lines	39,719	42,396	47,702	51,242	55,330
High-speed Internet ("DSL") customers	20,983	19,985	19,531	19,667	19,346
Digital TV customers	11,671	10,640	10,374	10,562	9,663

Other Data:
Employees (C)	518	508	500	463	448
Capital expenditures (D)	$27,992	$30,253	$21,440	$22,888	$17,893
Shares outstanding (year end)	13,568,871	13,519,131	13,396,176	13,298,626	13,100,568
Share price (E) (year end)	$12.83	$9.73	$11.08	$9.56	$8.83
Shareholders
Registered	1,213	1,241	1,269	1,330	1,345
Beneficial owners (F)	2,077	2,156	2,093	2,172	1,925
Total shareholders	3,290	3,397	3,362	3,502	3,270

(A)	Management believes that Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), a non-GAAP financial measure, is an important financial metric as it represents our ability to generate cash flow and is helpful when evaluating our performance. A reconciliation of net income to EBITDA can be found in the non-GAAP measures section on page 41.
(B)	Debt Ratio = Total Debt / (Total Debt + Shareholders' Equity as of December 31).
(C)	Employee counts reflect current employees as of the filing date of this Form 10-K report.
(D)	Net of Broadband Stimulus funds received and does not include changes in materials and supplies.
(E)	Share price is the last day closing price.
(F)	The number of beneficial shareholders is the approximate number of registrations in street company accounts.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

We are a leading voice, data and network communications provider servicing business and residential customers primarily in the upper Midwest. We have an expanded, regional fiber network spanning 4,200 route miles serving Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Across this region we provide business customers with IP-based voice, data and network solutions, managed services, network integration and support services. We also specialize in unified communication solutions for businesses of all sizes by providing Cisco equipment solutions and support. We offer a wide range of communications services to our residential customers, including voice services, high-speed Internet, digital TV and data services.

We report our operations in three reportable segments: (1) Fiber and Data (2) Equipment and (3) Telecom. A complete overview of the operations of each reportable segment is included in Item 1. Business beginning on page 3.

Executive Summary
Highlights in 2013:

·
We made progress with our strategy to grow revenue within our business and broadband services (all revenue from our Fiber and Data Segment and Equipment Segment and a portion of our Telecom Segment revenue). In 2013, 79% of our total consolidated revenue was from business and broadband services compared to 76% in 2012 and 70% in 2011.

·
Consolidated revenue increased $6,004,000 or 3% compared to 2012 due to growth in both the wholesale and business channel revenue in our Fiber and Data Segment and growth in our Equipment Segment, partially offset by a modest decline in our Telecom Segment.

·
EBITDA of $46,959,000 in 2013 increased 2% compared to 2012. Management believes this is an important financial measure as it represents our ability to generate cash flow and is used internally in evaluating our performance. A reconciliation of net income to EBITDA can be found in the non-GAAP measures section. EBITDA growth in our business segments is offsetting the decline in our traditional telecom EBITDA.

·	Net income of $7,732,000 declined 7% compared to 2012.
·
We completed our $21.1 million multi-year construction of a middle mile fiber network as part of our Greater Minnesota Broadband Collaboration Project under the Broadband Technology Opportunities Program ("BTOP") of the National Telecommunications Information Administration ("NTIA") of which $14.8M was reimbursed over the three-year grant period.

·	We launched a unified brand as Enventis across our entire service area.

Business Trends

The following discussion highlights key trends management believes are affecting our business.

Business and wholesale services. We expect demand for advanced business communications services to continue to grow. We will focus on delivering integrated voice and data services including high-capacity Ethernet, MPLS and other fiber based services as well as expanding our Managed and Hosted cloud services.

We believe the demands of commercial and enterprise-sized businesses will continue to evolve allowing them to keep connected with cost effective, flexible and scalable communication solutions. We are focused on offering competitive products and services to meet their business needs. We foresee business customers shifting from traditional technology and services to VoIP and/or cloud-based services. Cloud-based service offerings will be an area of focus in the future providing our customers a dynamic solution taking advantage of more efficient and flexible technology environments in a cost effective manner. Continued success will hinge on our ability to offer attractive bundles combining our hosted VoIP service with Internet and data service, local or long distance. Our Singlelink® Unified Communications product is a hosted service offering customers a single, centrally managed VoIP communications solution. We are focused on selling to customers in targeted geographical markets.

Demand for our fiber-based transport and access services continues. Revenue in the Fiber and Data Segment is growing despite industry consolidation, technological migration, customer network optimization and price compression. Our fiber-based and access services provide support to wireless carriers who continue to see growth in data consumption requiring the need for increased bandwidth. In the past few years, our network has undergone significant enhancements and expansion through capital investments. We expanded our fiber network to Sioux Falls, South Dakota and Fargo, North Dakota, increased our capacity in the Des Moines, Iowa market and gained immediate access to the Fargo, North Dakota market with the acquisition of IdeaOne. Our Greater Minnesota Broadband Collaborative project extended our network to enable us to provide high-capacity broadband services to rural communities and connect health care facilities, libraries, higher education institutions and public offices, and provided us alternate paths to Duluth, Minnesota and Fargo, North Dakota. More recently, we focused on last-mile fiber builds expanding our reach directly to customers and wireless carrier networks.

Legacy services. Revenue associated with our legacy services is anticipated to be adversely impacted by an expected decline in access lines due to intense competition and product substitution as customers opt for alternative technologies such as wireless, VoIP and cable. To help mitigate this trend, we will continue to focus on providing the customer with exceptional service along with offering competitive multi-service bundles with term discounts and the ability for customers to customize their package including digital TV, high-speed Internet, voice services and features. We remain committed to managing costs as we expect continued declines in the Telecom Segment net profitability.

Results of Operations

Fiber and Data Segment
The following table provides detail of the Fiber and Data Segment operating results.

	For Year Ended December 31
(Dollars in thousands)	2013	% Change	2012	% Change	2011

Operating revenue before intersegment eliminations:
Business	$36,770	15%	$31,847	71%	$18,657
Wholesale	30,256	7%	28,262	7%	26,492
Intersegment	869	5%	831	8%	773
Total operating revenue	67,895	11%	60,940	33%	45,922

Cost of services
(excluding depreciation and amortization)	34,343	15%	29,827	27%	23,420
Selling, general and administrative expenses	13,196	16%	11,389	30%	8,762
Asset impairment	638	100%	-	0%	-
Depreciation and amortization	11,992	21%	9,923	55%	6,394
Total costs and expenses	60,169	18%	51,139	33%	38,576

Operating income	$7,726	-21%	$9,801	33%	$7,346
Net income	$4,700	-21%	$5,933	34%	$4,423

Capital expenditures (A)	$15,662	-21%	$19,812	71%	$11,553
(A) Net of Broadband Stimulus funds received and does not include changes in materials and supplies.

The financial results of this segment reflect IdeaOne Telecom's operations beginning on March 1, 2012.

Revenue

During the year, we modified the presentation of our Fiber and Data revenue to provide additional detail on our Business and Wholesale revenue streams, as shown in the following tables:
	Three Months Ended
(Dollars in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Operating revenue before intersegment eliminations:
Business	$9,408	$9,298	$9,239	$8,825
Wholesale	7,632	7,438	7,540	7,646
Intersegment	221	222	213	213
Total operating revenue	$17,261	$16,958	$16,992	$16,684

	Three Months Ended
(Dollars in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Operating revenue before intersegment eliminations:
Business	$8,807	$8,532	$8,224	$6,284
Wholesale	7,378	6,996	6,953	6,935
Intersegment	230	215	193	193
Total operating revenue	$16,415	$15,743	$15,370	$13,412

Fiber and Data.

Fiber and Data Segment revenue streams are generally based on a monthly recurring revenue base, which to a large extent, includes multi-year contracts.

Business. We serve enterprise and commercial business customers with advanced data services such as Ethernet, Private Line, MPLS, Dedicated Internet, voice and VoIP services. We develop data and Internet solutions to meet the needs of our customers.

Business revenue increased $4,923,000 or 15% in 2013 compared to 2012. We remain focused on providing business solutions to meet our customers' voice and data needs. Growth in these customer services is driven by sales of data services including Ethernet, MPLS, Dedicated Internet, Private Line and VoIP services along with continued success in the Fargo, North Dakota market following our IdeaOne acquisition.

We face intense competition for business customers in the markets we serve and experience customer loss and revenue erosion as contract terms expire and customers seek low-cost alternatives. Nonetheless we were able to offset lost revenue associated with customer attrition and price compression by offering a comprehensive array of services such as those described above through our veteran sales staff using a value-based selling approach.

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

Wholesale revenue increased $1,994,000 or 7% in 2013 compared to 2012. With multi-media content and applications becoming a larger part of the wireless traffic, bandwidth demands are rapidly rising to support current and future traffic growth. Wireless carriers require a higher bandwidth connection such as Ethernet, DWDM and MPLS technologies which is driving the revenue growth in wholesale services. Conversely these services continue to be hampered by industry consolidation, technological changes, customer network optimization and price compression, challenging our ability to grow this revenue stream. The number of fiber-served cell sites we service increased 33 sites from 56 to 89 sites at December 31, 2013. We anticipate continued growth in this area by building to additional cell sites and by upgrading bandwidth and services on existing towers which will be tempered by customer network optimization and price compression.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $4,516,000 or 15% in 2013 compared to 2012. The main contributors include:

·	An increase of $1,412,000 in wages and benefits reflecting our commitment to support the growth and activity in this segment.
·	An increase of $777,000 in circuit related expenses to support the increase in revenue.
·	An increase of $345,000 in materials expense related to the sale of our VoIP product.
·	An increase of $306,000 in lease and power expense primarily related to additional data center space.
·	An increase of $231,000 in contract labor due to higher usage of contractors for fiber locates and network projects.

·	An increase of $268,000 in maintenance contracts related to deployment of customer premise equipment and new infrastructure.
·	An increase of $183,000 in access expense primarily related to overall growth in long distance.
·	An increase of $163,000 in expense related to our construction materials and supplies.
·	A net increase of $831,000 in other expenses.

Selling, General and Administrative Expenses

We have invested in our business to support our growth initiatives and service our customers. We remain committed to scaling the business and process improvement. Selling, general and administrative expenses increased $1,807,000 or 16% in 2013 compared to 2012. Expenses to note include:

·
An increase of $878,000 in corporate expense as more of our resources and attention are focused on the efficiencies, success and growth of this segment. Corporate expense in the Equipment and Telecom Segments decreased as an offset result.

·	An increase of $324,000 in wages and benefits.
·	An increase of $429,000 in commission expense related to the increase in revenue.
·	An increase of $102,000 in computer expense related to IT and computer support.
·	An increase of $102,000 in rent expense.
·	A net decrease of $28,000 in other expenses.

Asset Impairment

We recognized an asset impairment of $633,000 in the first quarter of 2013 related to assets supporting a service we elected to discontinue. Minor adjustments to fully recognize the impairment on all related assets resulted in adding $5,000 in the second quarter to bring the final year-to-date impairment recognition to $638,000.

Depreciation and Amortization

Depreciation and amortization expense increased $2,069,000 or 21% in 2013 compared to 2012. The increase is primarily due to increased capital expenditures supporting our success-based initiatives, and expansion and enhancements to our network to increase our capacity and reliability in the markets we serve.

Equipment Segment
The following table provides detail of the Equipment Segment operating results.

	For Year Ended December 31
(Dollars in thousands)	2013	% Change	2012	% Change	2011

Operating revenue before intersegment eliminations:
Equipment	$51,465	-1%	$52,219	31%	$39,816
Services	10,218	29%	7,914	-13%	9,116
Total operating revenue	61,683	3%	60,133	23%	48,932

Cost of sales
(excluding depreciation and amortization)	45,016	0%	45,054	32%	34,163
Cost of services
(excluding depreciation and amortization)	7,155	7%	6,704	-1%	6,759
Selling, general and administrative expenses	5,672	2%	5,568	12%	4,962
Depreciation and amortization	477	59%	300	-1%	302
Total costs and expenses	58,320	1%	57,626	25%	46,186

Operating income	$3,363	34%	$2,507	-9%	$2,746
Net income	$2,058	35%	$1,523	-8%	$1,651

Capital expenditures	$992	173%	$364	-15%	$428

Revenue

Equipment. We are a Master Unified Communications and Gold Certified Cisco distributor providing equipment solutions and support for a broad spectrum of business customers. As an equipment integrator, we design and implement networks utilizing emerging technological advancements including TelePresence Video, Unified Communications and Data Center solutions. We also utilize relationships with other industry-leading vendors to provide integrated communication solutions for our clients to meet their emerging networking needs. Equipment sales are non-recurring in nature making this revenue dependent upon attracting new sales from existing and new customers, as well as leveraging relationships with our current customer base by adding more value through enhanced product and service offerings.

Equipment hardware revenue declined $754,000 or 1% in 2013 compared to 2012. This revenue stream is dependent upon timing, size and volume of customer orders. Although we experienced a decline year-over-year, customers continue to invest in technology and IT solutions such as unified communication products, data center products, cloud computing solutions, storage, data analysis and IT virtualization.

Services. We provide a comprehensive set of services to support equipment solutions, including Advisory, Implementation, Development and Support Services. We have the expertise and experience to transform the available technology into solutions to solve business challenges and meet their objectives. Maintenance contracts ("Smartnet" contracts) are offered in collaboration with Cisco systems. Our Total Care support team provides a proactive approach to monitoring and supporting customer networks, unified communications environments and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure.

Equipment services revenue increased $2,304,000 or 29% in 2013 compared to 2012. This growth is consistent with our plan to maximize this higher margin service revenue. Approximately 88% of the increase is primarily attributable to contract services and support fees revenue due an initiative focusing our customer conversations on service offerings and increased activity performed for a large enterprise customer. The remainder of the increase is related to an increase in maintenance revenue. Maintenance revenue is largely tied to equipment installations, and contracts are typically three to five years. This revenue stream is cyclical in nature and is subject to timing of projects and renewal opportunities. Our strategy is to focus on selling professional and support services with our equipment solutions, leveraging our resources and allowing our clients to focus on their business initiatives limiting their risk in supporting business applications.

Cost of Sales

Cost of sales is composed of equipment material costs and is directly related to equipment sales. Decreased equipment sales volume in 2013 drove a similar level of expense in cost of sales compared to 2012. Labor associated with installation of equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $451,000 or 7% in 2013 compared to 2012. The change can be attributed to:

·	An increase of $387,000 in wages and benefits due to additional headcount, partially offset by an $80,000 decline in contract labor due to improved employee utilization.
·	A net increase of $144,000 in other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $104,000 or 2% in 2013 compared to 2012. The list below highlights the primary factors for the increase:

·	An increase of $529,000 in employee-related costs including wages, benefits, commissions, incentive compensation and employee training.
·	A decrease of $297,000 in corporate expense which is based on resource allocation.
·	A net decrease of $128,000 in other expenses.

Depreciation and Amortization

Depreciation expense increased $177,000 or 59% in 2013 compared to 2012 driven by the expansion of office space at our Plymouth, Minnesota location.

Telecom Segment
The following table provides detail for the Telecom Segment operating results.

	For Year Ended December 31
(Dollars in thousands)	2013	% Change	2012	% Change	2011

Operating revenue
Local service	$11,464	-12%	$12,955	-10%	$14,363
Network access	17,800	-7%	19,160	-15%	22,489
Broadband	20,773	5%	19,748	-3%	20,371
Other	6,273	-7%	6,769	-15%	7,920
Intersegment	1,636	13%	1,454	2%	1,427
Total Telecom operating revenue	$57,946	-4%	$60,086	-10%	$66,570

Total Telecom revenue before intersegment eliminations:
Unaffiliated customers	$56,310		$58,632		$65,143
Intersegment	1,636		1,454		1,427
	57,946		60,086		66,570

Cost of services (excluding depreciation and amortization)	26,983	-3%	27,819	-9%	30,581
Selling, general and administrative expenses	8,593	-8%	9,329	-12%	10,575
Depreciation and amortization	14,852	-2%	15,150	0%	15,164
Total Telecom costs and expenses	50,428	-4%	52,298	-7%	56,320

Operating income	$7,518	-3%	$7,788	-24%	$10,250

Net income	$4,603	-3%	$4,743	-23%	$6,176

Capital expenditures (A)	$9,782	29%	$7,560	-12%	$8,554

Key metrics
Business access lines	19,099	-6%	20,251	-13%	23,316
Residential access lines	20,620	-7%	22,145	-9%	24,386
Total access lines	39,719	-6%	42,396	-11%	47,702
High-speed Internet ("DSL") customers	20,983	5%	19,985	2%	19,531
Digital TV customers	11,671	10%	10,640	3%	10,374
(A) Does not include changes in materials and supplies.

Revenue

Local Service. We receive recurring revenue for local residential and business voice services, enhanced calling features and miscellaneous local services. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls.

Local service revenue declined $1,491,000 or 12% in 2013 compared to 2012. Similar to other communication companies, we have been subject to industry-wide access line declines and price compression driven by intense competition and alternative communication options; we experienced a 6% access line decline. We also continue to be impacted by FCC Order 11-161, issued in November 2011, which reforms core parts of the Universal Service Fund and intercarrier compensation negatively impacting local service revenue as well as network access revenue. The Order mandated elimination of reciprocal compensation from wireless carriers contributing approximately 20% of the annual decline. Business customers continue to shift from traditional voice services to VoIP products and services which are offered by our Fiber and Data Segment and competitors.

To mitigate the expected local service revenue decline we remain focused on customer retention by providing exceptional service and continuing to lead with our competitive service bundles. It is expected this will offset some, not all, of the Telecom Segment local service declines.

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

Network access revenue declined $1,360,000 or 7% in 2013 compared to 2012. The decline is attributable to declines in our access lines and minutes-of-use on our network driven by competition and network grooming/optimization by the carriers. This revenue stream was, and will continue to be, impacted by regulatory decisions; particularly FCC Order 11-161 that established a framework for the reform of the Universal Service Fund and intercarrier compensation. Provisions in FCC Order 11-161 call for reductions of interstate and intrastate access charges through gradual annual reductions in rates for certain access components. However, the introduction of the Connect America Fund ("CAF") and increased charges to end-user subscribers has helped to mitigate this revenue stream decline.

Broadband. We provide residential and business broadband services for monthly recurring revenue. Broadband services include high-speed Internet, digital TV services, and business Ethernet and data services.

Broadband revenue increased $1,025,000 or 5% in 2013 compared to 2012. The revenue growth is reflective of the success we have experienced in marketing our multi-service bundles which helped drive the 10% and 5% growth in our digital TV and high-speed Internet ("DSL") customer base, respectively, and the restructuring of our high-speed Internet services.

We strive to provide the best service experiences for our customers. We are focused on delivering reliable and competitive broadband services and continue to invest in our broadband network. We lead with competitive and flexible multi-service bundles which provide pricing discounts and incentives when bundling digital TV, Internet and/or voice services. Additional savings are given if a customer opts into a six-month, one- or two-year agreement. In July of 2012, we offered our updated service bundles and as of December 31, 2013 have more than 11,500 bundle subscribers consisting of both new and existing customers; with approximately 95% opting into a two-year agreement. We believe the bundles positively impact our customer retention.

Other Services Revenue. Other revenue consists primarily of long distance, directory publishing, sales of wholesale contract services, late fees applied to subscriber billings, and add/move/change revenue on customer premise equipment.

Other revenue declined $496,000 or 7% in 2013 when compared to 2012. The decline is primarily due to lower directory revenue as businesses migrate away from traditional printed directories to online media platforms and long distance revenue resulting from a declining customer base and lower billable minutes. It is expected there will be continued declines in other revenue partially due to the industry-wide trend of access line declines.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) declined $836,000 or 3% in 2013 compared to 2012. The main contributors include:

·	A decline of $1,152,000 in wages and benefits resulting from a smaller workforce and savings in post-retirement benefits due to a plan amendment.
·	A decline of $419,000 in access expense which is a result of lower long distance revenue and a declining customer base.
·	A decline of $171,000 in directory expense in direct correlation to the downward trend of directory revenue.
·	A decline of $122,000 in maintenance contracts.
·	A decline of $109,000 in bad debt expense as a result of higher customer retention associated with our bundles.
·	A decline of $105,000 in reciprocal compensation which is related to the declining revenue as a result of FCC Order 11-161.
·	A net decline of $149,000 in other expenses.
·
An increase of $582,000 in programming costs related to providing our digital TV service attributed to growth in our digital TV subscriber base and subscriber fees. We anticipate additional future increases in programming costs.

·	An increase of $411,000 in circuit expenses associated with providing service to our customers beyond the reach of our network.
·	An increase of $213,000 on losses attributable to asset disposals related to our digital TV and Internet services.
·	An increase of $185,000 in equipment repair and maintenance associated with customer equipment repair.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $736,000 or 8% in 2013 compared to 2012 driven primarily by:

·	A decrease of $334,000 in employee-related costs due to a reduction in our workforce and savings in post-retirement benefits due to a plan amendment.
·	A decrease of $311,000 in regulatory fees related to the restructuring of our high-speed Internet.
·	A net decrease of $91,000 in other expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $298,000 or 2% in 2013 compared to 2012. Although we anticipate future declines in profitability in this segment, we continue to selectively invest in our broadband network, other revenue-generating projects and maintenance spend.

Corporate and Other Consolidated Results

Corporate and Other Operating Income

Bill Processing. We provide data processing and billing services to other communication service providers. We collect a combination of monthly recurring revenue, software license fees and integration services revenue from companies with whom we have established long-term data processing relationships.

Bill processing revenue declined $141,000 or 3% in 2013 compared to 2012. This revenue stream is dependent upon the timing of performance on contract services including project integration services and license fees related to the sale of our SuiteSolution product. Bill processing revenue is also impacted as resources shift to internal projects in an effort to streamline and improve our processes.

Interest Expense

Consolidated interest expense decreased $1,130,000 or 20% in 2013 following a decrease of $526,000 or 8% in 2012, compared to the respective prior year. Our 2013 year-end debt balance (current and long-term) of $135,207,000 decreased $1,574,000 from 2012 through mandatory quarterly payments. In 2012, the debt balance increased $16,546,000 from 2011 associated with debt obtained for the IdeaOne acquisition. Effective interest rates were 3.4%, 4.2% and 4.1% in 2013, 2012 and 2011, respectively. We expect similar levels of interest expense in 2014 as reported in 2013. During 2013, the changes in the fair value of the swap agreements are primarily recorded as a component of equity due to designation of the derivatives as cash flow hedges as of January 1, 2013. In 2012 and 2011, the changes in the fair value of the swap agreements were recorded as an adjustment to interest expense.

Income Taxes

Income tax expense was $5,286,000 which is a decrease of $97,000 or 2% compared to 2012. The effective tax rate was 40.6%, 39.3% and 37.5% for 2013, 2012 and 2011, respectively. The effective tax rate in 2011 was impacted by the release of income tax reserves and associated interest of $406,000, respectively. The effective tax rate would have been 40.5% in 2011 without the release of the income tax reserves and associated interest.

Inflation

It is the opinion of management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Management anticipates this trend will continue in the near future.

Liquidity and Capital Resources

Working Capital

Working capital (current assets minus current liabilities) was $12,893,000 as of December 31, 2013 compared to working capital of $9,186,000 as of December 31, 2012. The ratio of current assets to current liabilities was 1.4 and 1.3 as of December 31, 2013 and 2012, respectively.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) of HickoryTech was $184,517,000 at December 31, 2013, reflecting 27% equity and 73% debt. This compares to a capital structure of $185,629,000 at December 31, 2012, reflecting 26% equity and 74% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a leverage ratio of approximately 2.8 times debt to EBITDA as defined in our credit agreement; well within acceptable limits for our agreement and our industry.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $8,879,000 and $8,115,000 as of December 31, 2013 and 2012, respectively, is not considered to be part of our capital structure and has been excluded from the above amounts (see Note 8 "Extended Term Payable").

In 2013, our primary source of liquidity was from operations. In 2013, we did not change our equity capitalization and equity was not a new source of liquidity. Cash and cash equivalents of $7,960,000 at December 31, 2013 decreased $345,000, as compared to $8,305,000 in cash and cash equivalents at December 31, 2012. Our cash balance is a product of timing of our capital expenditures and working capital needs.

In 2013, we repurchased $1,275,000 of our common stock as part of our stock repurchase plan.

Cash Flows

Management expects to have the ability to meet current and long-term liquidity and capital requirements through operating cash flows, cash and cash equivalents and borrowings available under our credit facility. For temporary increases in cash demand we use our cash inflow and for more significant fluctuations in liquidity caused by growth initiatives we utilize our senior credit facility. These sources coupled with our access to a $30,000,000 revolving credit facility (presently unused) provide further assurance against interruption in our business plans due to financing. Our expected primary uses of cash include ongoing operating requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends, as they are declared.

While it is difficult for us to predict the impact economic conditions may have on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We are in compliance with our debt covenants as of December 31, 2013 and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources. Our senior credit facility will be the sole external source of financing for the foreseeable future.

We feel we can adjust the timing and/or the number of strategic and growth initiatives according to any limitation which may be imposed by our capital structure or sources of financing. We do not anticipate our capital structure will limit growth initiatives over the next 12 months.

(Dollars in thousands)	Year Ended December 31
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$35,924	$41,937	$42,343
Investing activities	(27,087)	(55,715)	(21,956)
Financing activities	(9,182)	9,026	(7,403)
Net change in cash and cash equivalents	$(345)	$(4,752)	$12,984

Cash generated from operations represents the amount of cash generated by our operations after the payment of operating obligations. This continues to be our primary source of funds. Cash generated from operations was primarily attributable to net income plus non-cash expenses including depreciation and amortization. Cash generated from operations during 2013 decreased $6,013,000 compared to 2012, which was primarily due to normal fluctuations in our working capital balances. These fluctuations are often driven by the timing and volume of customer orders within our Equipment Segment.

Cash used in investing activities was down $28,628,000 compared to 2012. The acquisition of IdeaOne Telecom in 2012 for an adjusted purchase price of $26,337,000 accounts for 92% of the change. Capital expenditures decreased 8% when comparing 2013 to 2012 after adjusting for the $1,856,000 received in 2013 and the $5,745,000 received in 2012 from the NTIA BTOP grant.

Capital spending continues to be our primary recurring investing activity and allows us to expand and enhance our network and service offerings, and remain competitive. We continue to focus on strategic investments in success-based and network expansion projects, such as last-mile builds to customer premises, fiber connections to cellular towers and expansion in key strategic locations, along with required spending to add capacity and maintain our network. Investment in business services will continue to support growth and customer demand in backhaul transport services optimizing long-term revenue opportunities. During 2013, 67% of our capital spending was success based, 17% related to network expansion and reliability, 10% focused on maintenance and the remainder was for other miscellaneous projects. Based on current short range planning, we expect our capital spending during 2014 to range between $24,000,000 and $28,000,000. Unforeseeable situations or opportunities may arise which could either increase or decrease the amount of capital spending.

Our Greater Minnesota Broadband Collaborative project which was being funded in part by the NTIA BTOP grant was completed in July of 2013. The project extended our fiber-optic network across greater Minnesota providing the opportunity for governmental, educational and healthcare organizations to access a high-capacity broadband network. All construction was completed as required under the contract agreement. Total allowable costs of $21,096,000 were incurred during the three-year grant and subsequent closeout period. Seventy percent of this amount, or $14,767,000, was reimbursed by the NTIA.

Financing activities primarily consist of borrowings and payments on our credit facility and the payment of dividends to our shareholders. On October 30, 2013 we amended our current credit facility. Proceeds from this amendment were used to repay the outstanding obligations under the previous credit facility. The primary reason for the $18,208,000 decrease in financing activities is due to entering into an Incremental Term credit facility in 2012 to fund the purchase of IdeaOne Telecom. As part of our Board of Directors authorized stock purchase plan, in 2013, we acquired and retired 124,285 shares of our common stock for $1,275,000; we did not repurchase shares of our common stock in 2012. During the year ended December 31, 2013 and 2012, we used $7,937,000 and $7,620,000 in cash to make dividend payments to our shareholders, respectively. Our Board of Directors declared a fourth quarter dividend of $0.15 per share, representing a 3.0% increase from the previous dividend on August 15, 2013.  We expect to pay similar dividends in the future, determined quarterly at the discretion of our Board of Directors and dependent upon many factors, such as: operating results, capital requirements, debt compliance and other factors.

Our long-term obligations, including current maturities of debt and capital leases as of December 31, 2013 and 2012 were $135,207,000 and $136,781,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States of America ("non-GAAP financial measures"). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:	December 31, 2013
(A) Total debt (including outstanding letters of credit)	$135,227

(B) EBITDA per our credit agreement
Three Months Ended 12-31-13	12,019
Three Months Ended 9-30-13	11,801
Three Months Ended 6-30-13	12,276
Three Months Ended 3-31-13	11,501
Total EBITDA per our credit agreement	$47,597

Total Leverage Ratio (A)/(B)	2.84

Maximum leverage ratio allowed per our credit facility	3.5

Debt Service Coverage Ratio:	December 31, 2013
(A) EBITDA per our credit agreement, minus	$47,597
Income Taxes	(5,286)
$42,311
(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense
$6,256

Debt Service Coverage Ratio (A)/(B)	6.8

Minimum debt service ratio allowed per our credit facility	2.5

Additional disclosure relating to our long-term debt and revolving credit facilities can be found in Note 9 "Debt and Other Obligations."

Obligations and Commitments

The following table sets forth our contractual obligations, along with the cash payments due each period.

(Dollars in thousands)
			2015 to	2017 to	2019 and
Contractual Obligations	Total	2014	2016	2018	after
Long-term debt	$134,932	$1,353	$2,706	$2,706	$128,167
Interest on long-term debt (A)	18,186	4,506	7,133	6,547	-
Capital lease obligations	275	233	42	-	-
Interest on capital leases	12	11	1	-	-
Purchase obligations (B)	5,832	2,855	713	716	1,548
Pension benefit obligations (C)	5,837	396	898	1,037	3,506
Operating leases	11,180	2,583	3,957	2,199	2,441
Total contractual cash obligations	$176,254	$11,937	$15,450	$13,205	$135,662

(A)	Interest on long-term debt is estimated using rates in effect as of December 31, 2013. We use interest rate swap agreements to manage our exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 12 "Financial Derivative Instruments").
(B)	Purchase obligations consist primarily of commitments for equipment purchases and maintenance contracts.
(C)	Pension benefit obligations consist of the expected net premium payment for healthcare and life insurance benefits to be paid relative to our post-retirement benefit plan.

In addition, we have change of control agreements with key executives. These potential commitments are not included in the above schedule.

We have an extended term payable liability of $8,879,000, as of December 31, 2013 payable in 2014. This commitment is not included in the above schedule.

As of December 31, 2013, we recognized a liability for uncertain tax positions of approximately $240,000 (net of tax) excluding interest. The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Reconciliation of non-GAAP financial measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also use certain non-GAAP measures including EBITDA and EBITDA (as defined in our credit agreement) to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash flow provided by operating activities as a measure of liquidity. EBITDA is included as a supplemental disclosure because management believes that it provides (1) additional information with respect to our ability to service debt, fund capital expenditures and meet working capital requirements, (2) helpful measure for comparing our operating performance with the performance of other companies with different capital structures or tax rates, (3) comparison of our business segments performance to other public companies and (4) is a leading component of incentive-based compensation for operating management. Reconciliations to the most directly comparable GAAP measure are provided below.

(Dollars in thousands)	2013	2012	2011	2010	2009
Net income	$7,732	$8,298	$8,401	$12,592	$12,102
Add:
Income taxes	5,286	5,383	5,042	4,365	1,048
Interest expense	4,619	5,749	6,275	4,084	5,540
Depreciation and amortization	29,322	26,746	23,056	22,022	21,177
EBITDA	$46,959	$46,176	$42,774	$43,063	$39,867
Adjustments allowed under our credit agreement:
Acquisition related expenses	-	-	510	-	-
Asset impairment	638	-	-	-	-
IdeaOne Telecom historical EBITDA (reflects two months)	-	833	-	-	-
EBITDA per our credit agreement	$47,597	$47,009	$43,284	$43,063	$39,867

(Dollars in thousands)	For Years Ended December 31,
Reconciliation of interest expense:	2013	2012	2011
Reported interest expense	$4,619	$5,749	$6,275
Less:
Interest rate swap fair value adjustment	(116)	(37)	1,390
Interest expense excluding fair market value adjustment	$4,503	$5,786	$4,885

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations stated in this 2013 Annual Report on Form 10-K are based upon HickoryTech's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with the Audit Committee. For a summary of significant accounting policies, see Note 1 "Summary of Significant Accounting Policies." There were no significant changes to these accounting policies during the year ended December 31, 2013.

Revenue Recognition

See Note 1 "Summary of Significant Accounting Policies." We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of our customers to make required payments. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful. This allowance is based on the likelihood of recoverability of accounts receivables based on past experience and management's best estimates of current bad debt exposures. If our customers' creditworthiness deteriorates, actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which would have an impact on our financial results.

Inventories and Materials and Supplies

We value our inventories using the lower of cost or market method. We adjust our inventory carrying value for estimated excess, obsolete or unmarketable inventory to the estimated market value based on replacement costs or upon assumptions about future consumption, technology changes, customer demands and market conditions. Our materials and supplies are valued at cost. We adjust our materials and supplies when circumstances indicate the carrying value is not fully recoverable. Our estimates are based on estimated use in capital projects. Reductions to the carrying values of inventory and materials and supplies establish a new, lower cost basis for inventory, and subsequent changes in facts and circumstances do not restore the former cost basis or increase a formerly established cost basis.

Financial Derivative Instruments

We believe it is prudent to limit the variability of our interest expense. We enter into fixed interest rate swap agreements (financial derivative instruments) to mitigate our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our interest rate swaps increase or decrease the amount of cash paid for interest depending on the increase or decrease of interest required on our variable rate debt.

We account for our financial derivative instruments in accordance with ASC 815, "Derivatives and Hedging." ASC 815 requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three month LIBOR rate over the life of each swap. Our interest rate swaps are designated as hedges. Therefore, we record changes in fair value of the effective portions of cash flow hedges as a component of other comprehensive income in the current period and subsequently reclassify into earnings when the underlying hedged transactions affects earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The ineffective portion of the fair value of derivatives is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings. See Note 12 "Financial Derivative Instruments."

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

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from the differing treatments of items, such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the carrying value of the deferred tax asset is reduced by a valuation allowance. To the extent that we establish a valuation allowance or increase an allowance in a period, it must be included as an expense within the tax provision in the Statements of Income. We had valuation allowances of $1,585,000 and $1,574,000 at December 31, 2013 and 2012, respectively, due to uncertainty about the realization of certain benefits associated with net operating losses generated in the states of Iowa and Minnesota. In addition, we carry reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe our current income tax reserves are adequate. However, the ultimate outcome may differ from estimates, and assumptions could impact the provision for income taxes reflected in the Consolidated Statements of Income.

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

Property, Plant and Equipment

Depreciation for financial statement purposes is determined using the straight-line method based on the estimated economical useful lives of the various classes of depreciable assets. Our regulated ILEC operations use a composite depreciation method. The composite depreciation rates on the ILEC telephone plant were 3.7%, 3.3% and 4.1% for 2013, 2012 and 2011, respectively. All other property, plant and equipment are depreciated over estimated useful lives of 3 to 50 years. Maintenance and repairs are charged to expense as incurred.

Data on utilization of equipment and asset retirements is reviewed on a consistent basis to determine if adjustments to our depreciation rates are needed. Significant judgment is required in selecting the appropriate estimated economic life of communications and business property and equipment due to the rapid changes in technology along with the competitive environment. See Note 1 "Summary of Significant Accounting Policies."

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

We are exposed to market risk through interest rate fluctuations related to our variable rate debt under our senior credit agreement. We use derivative financial instruments to manage our exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged an additional 10% for the year ended December 31, 2013 and 2012, our interest expense would have increased $225,000 and $242,000, respectively. Disclosure relating to our financial derivative instruments can be found in Note 12 "Financial Derivative Instruments".

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hickory Tech Corporation

We have audited the accompanying consolidated balance sheet of Hickory Tech Corporation (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickory Tech Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As described in Note 6, the Company changed the composition of its reportable segments in 2013, and the amounts in the 2011 financial statements relating to reportable segments have been revised to conform to the 2013 composition of reportable segments. We audited the adjustments that were applied to revise the disclosures for reportable segments reflected in the 2011 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2011 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hickory Tech Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2014, expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Spokane, Washington
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hickory Tech Corporation

We have audited Hickory Tech Corporation's (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Hickory Tech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hickory Tech Corporation as of December 31, 2013 and 2012, and the consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended, and our report dated March 6, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Spokane, Washington
March 6, 2014

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hickory Tech Corporation

We have audited, before the effects of the adjustments to apply the change in segment reporting presentation described in Note 6, the consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of Hickory Tech Corporation (a Minnesota Corporation) and subsidiaries for the year ended December 31, 2011.  These 2011 consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the 2011 consolidated financial statements referred to above, which are before the adjustments to apply the change in segment reporting presentation described in Note 6, present fairly, in all material respects, the operations and cash flows of Hickory Tech Corporation and subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to apply the change in segment reporting presentation described in Note 6, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
November 9, 2012

Item 8.	Financial Statements and Supplementary Data

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31

(Dollars in thousands, except share and per share amounts)	2013	2012	2011
Operating revenue:
Services	$137,735	$130,977	$123,722
Equipment	51,465	52,219	39,816
Total operating revenue	189,200	183,196	163,538

Costs and expenses:
Cost of sales, excluding depreciation and amortization	45,016	45,054	34,163
Cost of services, excluding depreciation and amortization	67,847	63,753	59,480
Selling, general and administrative expenses	28,759	28,257	27,184
Asset impairment	638	-	-
Depreciation and amortization	29,322	26,746	23,056
Total costs and expenses	171,582	163,810	143,883

Operating income	17,618	19,386	19,655

Other income (expense):
Interest and other income	19	44	63
Interest expense	(4,619)	(5,749)	(6,275)
Total other expense	(4,600)	(5,705)	(6,212)

Income before income taxes	13,018	13,681	13,443
Income tax provision	5,286	5,383	5,042

Net income	$7,732	$8,298	$8,401

Basic earnings per share	$0.57	$0.62	$0.63

Weighted average common shares outstanding	13,548,007	13,409,743	13,296,668

Diluted earnings per share	$0.57	$0.61	$0.63

Weighted average common and equivalent shares outstanding	13,606,217	13,528,039	13,419,647

Dividends per share	$0.585	$0.565	$0.545

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31

(Dollars in thousands)	2013	2012	2011
Net income	$7,732	$8,298	$8,401
Other comprehensive income:
Designated interest rate swaps:
Changes in fair value	(62)	-	-
Income tax benefit	25	-	-
Unrealized holding loss on designated interest rate swaps	(37)	-	-

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss (gain)	1,255	1,544	(1,205)
Amortization of prior service (credit) cost	(944)	7,230	161
Amortization of transition obligation	-	60	60
Adjustment to post-retirement benefit plan	-	(1,034)	-
Income tax (expense) benefit	(124)	(3,106)	392
Change in post-retirement benefit plan	187	4,694	(592)

Other comprehensive income (loss)	150	4,694	(592)

Comprehensive income	$7,882	$12,992	$7,809

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31

(Dollars in thousands except share and per share amounts)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$7,960	$8,305
Receivables, net of allowance for doubtful accounts of $370 and $278	26,073	22,530
Inventories	1,668	6,201
Income taxes receivable	970	596
Deferred income taxes, net	2,660	1,887
Prepaid expenses	2,545	2,092
Other	1,386	1,399
Total current assets	43,262	43,010

Investments	3,414	3,213

Property, plant and equipment	461,712	437,623
Accumulated depreciation and amortization	(280,386)	(254,664)
Property, plant and equipment, net	181,326	182,959

Other assets:
Goodwill	29,028	29,028
Intangible assets, net	4,088	4,811
Deferred costs and other assets	5,762	5,283
Total other assets	38,878	39,122

Total assets	$266,880	$268,304

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,163	$5,818
Extended term payable	8,879	8,115
Deferred revenue	6,056	7,362
Accrued expenses and other	10,443	10,881
Financial derivative instruments	242	-
Current maturities of long-term obligations	1,586	1,648
Total current liabilities	30,369	33,824

Long-term liabilities:
Debt obligations, net of current maturities	133,621	135,133
Accrued income taxes	244	236
Deferred revenue	2,705	1,085
Financial derivative instruments	1,184	2,432
Accrued employee benefits and deferred compensation	12,344	12,481
Deferred income taxes	37,103	34,265
Total long-term liabilities	187,201	185,632

Total liabilities	217,570	219,456

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $0.10 stated value Shares authorized: 100,000,000 Shares issued and outstanding: 13,568,871 in 2013 and 13,519,131 in 2012	1,357	1,352
Additional paid-in capital	16,462	15,950
Retained earnings	30,782	30,987
Accumulated other comprehensive income	709	559
Total shareholders' equity	49,310	48,848

Total liabilities and shareholders' equity	$266,880	$268,304

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

(Dollars in thousands)	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$7,732	$8,298	$8,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,322	26,746	23,056
Asset impairment	638	-	-
Deferred income tax provision	1,703	187	4,598
Employee retirement benefits and deferred compensation	337	1,038	1,289
Provision for losses on accounts receivable	272	290	299
Stock-based compensation	823	761	1,119
Loss (gain) on sale of assets, retirements and disposals	155	(154)	(162)
Loss (gain) on financial derivative instruments	116	(37)	1,390
Accrued patronage refunds	(722)	(707)	(529)
Excess tax benefit	(95)	-	-
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(3,806)	2,792	(976)
Prepaid expenses	(453)	(291)	(200)
Inventories	4,533	430	(3,449)
Accounts payable and accrued expenses	(4,559)	1,077	4,276
Deferred revenue, billings and deposits	314	1,060	911
Income taxes	(24)	16	2,911
Other	(362)	431	(591)
Net cash provided by operating activities	35,924	41,937	42,343

INVESTING ACTIVITIES:
Additions to property, plant and equipment and materials and supplies	(29,167)	(36,554)	(29,021)
Broadband stimulus grant received	1,856	5,745	6,945
Redemption of investments	-	1,415	-
Proceeds from sale of assets	224	16	120
Acquisition of IdeaOne Telecom	-	(26,337)	-
Net cash used in investing activities	(27,087)	(55,715)	(21,956)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	59,940	56,999	57,587
Payments on extended term payable arrangement	(59,176)	(55,804)	(58,921)
Borrowings on credit facility	19,670	22,000	147,700
Payments on credit facility and capital lease obligations	(21,300)	(7,170)	(146,496)
Proceeds from issuance of common stock	801	621	571
Change in cash overdraft	-	-	(238)
Stock repurchase	(1,275)	-	(325)
Dividends paid	(7,937)	(7,620)	(7,281)
Excess tax benefit	95	-	-
Net cash (used in) provided by financing activities	(9,182)	9,026	(7,403)

Net (decrease) increase in cash and cash equivalents	(345)	(4,752)	12,984
Cash and cash equivalents at beginning of the year	8,305	13,057	73
Cash and cash equivalents at the end of the year	$7,960	$8,305	$13,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,888	$5,965	$4,611
Net cash paid (received) for income taxes	$3,607	$5,180	$(2,467)
Non-cash investing activities:
Property, plant and equipment acquired with capital leases	$56	$133	$73

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31

(Dollars in thousands)
	Common Stock Shares	Common Stock Amount	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2010	13,298,626	$1,330	$14,328	$29,189	$(3,543)	$41,304

Employee stock plans	80,775	8	1,154			1,162
Directors' stock plans	24,834	2	250			252
Dividend reinvestment plan	28,189	3	273			276
Stock repurchase	(36,248)	(3)	(322)			(325)
Net income				8,401		8,401
Dividends paid				(7,281)		(7,281)
Other comprehensive loss,
Net of income taxes					(592)	(592)
Balance, December 31, 2011	13,396,176	1,340	15,683	30,309	(4,135)	43,197

Employee stock plans	63,915	6	482			488
Directors' stock plans	28,595	3	287			290
Dividend reinvestment plan	30,445	3	300			303
Reclassification to liability			(802)			(802)
Net income				8,298		8,298
Dividends paid				(7,620)		(7,620)
Other comprehensive income,
Net of income taxes					4,694	4,694
Balance, December 31, 2012	13,519,131	1,352	15,950	30,987	559	48,848

Employee stock plans	109,274	10	1,099			1,109
Directors' stock plans	35,502	4	369			373
Dividend reinvestment plan	29,249	3	307			310
Stock repurchase	(124,285)	(12)	(1,263)			(1,275)
Net income				7,732		7,732
Dividends paid				(7,937)		(7,937)
Other comprehensive income,
Net of income taxes					150	150
Balance, December 31, 2013	13,568,871	$1,357	$16,462	$30,782	$709	$49,310

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2013, 2012 and 2011

Note 1.	Summary of Significant Accounting Policies

Description of Business

Hickory Tech Corporation (dba Enventis) is a leading integrated communications solution provider serving business and residential customers in the upper Midwest. Headquartered in Mankato, Minnesota, we offer a wide range of communication solutions over our multi-state fiber network spanning more than 4,200 route miles with facilities-based operations in Minnesota, Iowa, North Dakota, South Dakota and Wisconsin. Enventis provides IP-based voice and data solutions, MPLS networking, data center, managed and hosted services, and communication systems to businesses in a five-state region. We also deliver high-speed Internet, digital TV, voice and data services to businesses and consumers in southern Minnesota and northwest Iowa.

Basis of Presentation and Principles of Consolidation

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

Our consolidated financial statements report the financial condition and results of operations for Hickory Tech Corporation and its subsidiaries in three reportable segments: Fiber and Data, Equipment and Telecom. Intercompany transactions were eliminated upon consolidation of the financial statements.

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

Government Grants

In August of 2010, we were awarded a grant administered by the National Telecommunications and Information Administration ("NTIA") Broadband Technology Opportunity Program ("BTOP") to extend our middle mile fiber-optic network across greater Minnesota. The grant money received for reimbursement of capital expenditures was accounted for as a deduction from the cost of the asset. The resulting balance sheet presentation reflects our 30% investment in the assets in property, plant and equipment. Depreciation is calculated and recorded based on our portion of the investment. The three-year grant period came to an end July 31, 2013 and all construction was completed as required under the grant agreement. Total allowable costs of $21,096,000 were incurred during the three-year grant period, of this amount $14,767,000 has been reimbursed by the NTIA.

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

·
Multiple-deliverable arrangements primarily include the sale of Cisco communications equipment and associated support contracts, along with professional services providing design, configuration and installation consulting. When an equipment sale involves multiple deliverables, revenue is allocated to each respective element. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence ("VSOE") of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If VSOE or TPE of selling price are not available, the best estimate of selling price ("BESP") must be used.

·	Allocation of revenue to deliverables of an arrangement is based on the relative selling price of the element being sold on a stand-alone basis. Cisco equipment, maintenance contracts and professional services each qualify as separate units of accounting. We utilize BESP for stand-alone value for our equipment and maintenance contracts, taking into consideration market conditions and entity-specific factors. We evaluate BESP by reviewing historical data related to sales of our deliverables. We analyze professional services billings quarterly to determine VSOE of selling price. We calculate the median of all services performed on a stand-alone basis and consider the standalone value of professional services performed as part of a multiple deliverable arrangement to be any rate that is within 15% of the median.

Telecom Revenue Recognition: Revenue is earned from monthly billings to customers for local voice services, long distance, digital TV, high-speed Internet, Internet services, hardware and other services. Revenue is also derived from charges for network access to our local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Revenue is recognized in the period in which service is provided to the customer. With multiple billing cycles, we accrue  revenue earned but not yet billed at the end of a quarter. We also defer services billed in advance and recognize them as income when earned.

Our Telecom Segment markets competitive service bundles which may include multiple deliverables. Our base bundles consist of voice services (including a business or residential phone line), calling features and long distance. Customers may choose to add additional services including high-speed Internet and digital/IP TV services to the base bundle packages. Separate units of accounting within the bundled packages include voice services, high-speed Internet, and digital/IP TV services. Revenue for all services included in our bundles is recognized over the same service period, which is the time period in which service is provided to the customer. Service bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the relative selling price of the services included in each bundled combination.

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

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the instruments. As of December 31, 2013, our cash deposits, which are held primarily with one institution, exceeded federally insured limits.

Receivables and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness and concentrations of credit risk. Specific accounts receivable are charged against the allowance and removed from accounts receivable once we determine the account is uncollectible. We routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when certain events occur that may potentially impact the collection of accounts receivable.

The activity in our accounts receivable allowance is presented in the following table:

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011

Balance at beginning of year	$278	$436	$570
Additions charged to expense	272	290	299
Write-offs	(180)	(448)	(433)
Balance at end of year	$370	$278	$436

Inventories

The inventory balance is associated with the Equipment Segment and is primarily comprised of finished goods in our warehouse, in-transit to customer locations or at customers' locations pending the title transfer. Inventory levels are subject to the fluctuations in equipment sales activity and timing of individual customer orders and installations.

We value inventory using the lower of cost (specific identification) or market method. We adjust our inventory carrying value for estimated excess obsolete or unmarketable inventory to the estimated market value based on replacement costs or upon assumptions about future consumption, technology changes, customer demands and market conditions.

Investments

Investments are accounted for under the cost method of accounting. This method requires us to periodically evaluate whether a non-temporary decrease in the value of the investment has occurred, and if so, to write this investment down to its net realizable value.
(Dollars in thousands)	2013	2012
CoBank, ACB Stock	$2,357	$2,180
RTFC Subordinated Capital Certificates	842	837
Other	215	196
Total investments	$3,414	$3,213

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost of acquisition or construction. The costs of additions, replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. We have determined interest costs associated with capital projects to be immaterial and no interest costs have been capitalized.

Property, plant and equipment includes fiber optic cable, indefeasible rights of use of fiber installed by others accompanied by ownership rights, equipment and software supporting our internal networking lab and system monitoring services, copper infrastructure, central office equipment, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery and other equipment.

(Dollars in thousands)	2013	2012	Estimated Useful Lives
Land	$1,102	$1,102
Buildings	21,180	21,142	28-40 years
Leasehold improvements	5,829	4,680	3-39 years
Network and outside plant facilities	390,054	366,097	3-50 years
Furniture, fixtures and equipment	40,726	37,756	3-15 years
Construction in progress	2,821	6,846
	461,712	437,623
Less: Accumulated depreciation and amortization	(280,386)	(254,664)
Property, plant and equipment, net	$181,326	$182,959

Depreciation for financial statement purposes is determined using the straight-line method based on the lives of the various classes of depreciable assets using either the group or unit method. The group method is used for depreciable assets associated with the regulated incumbent local exchange carriers' ("ILEC") plant and equipment. A depreciation rate for each asset group is determined based on the group's average useful life. The composite depreciation rates on ILEC telephone plant were 3.7%, 3.3% and 4.1% for 2013, 2012 and 2011, respectively. When regulated ILEC assets are sold or retired, the assets and related accumulated depreciation are removed from the accounts and any gains or losses on disposition are amortized with the remaining net investment in telephone plant. The unit method is applicable to non-regulated operations. When non-regulated assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss on disposition are included in operating income. Depreciation expense was $28,439,000, $25,943,000 and $22,702,000 in 2013, 2012 and 2011, respectively.

We lease certain computer equipment under capital lease arrangements. We have recorded the present value or fair value of the future minimum lease payments as a capitalized asset and related lease obligation. Assets under this capital lease are included in furniture, fixtures and equipment and amounted to:

(Dollars in thousands)	2013	2012
Capital leases	$1,041	$2,405
Less accumulated depreciation	(798)	(1,994)
Capital leases, net	$243	$411

Capitalized Software Costs

We capitalize costs, including right to use fees, associated with acquired software for internal use. Costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stages are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Amortization of software costs commences when the software is ready for its intended use and is amortized over a period of three to ten years.

During 2013, 2012 and 2011, we capitalized $2,120,000, $1,602,000, and $755,000, respectively, of costs associated with software purchased or developed for internal use. The 2013 costs are primarily related to the purchase of inventory management software and business intelligence and performance software. The 2012 costs primarily relate to the purchase of applications related to enterprise software for contract management. The 2011 costs primarily relate to the purchase of web content management and document management systems. Capitalized internal software costs, net of accumulated amortization are included in property, plant and equipment at December 31, 2013, 2012 and 2011, respectively. Amortization expense relating to these costs amounted to $1,574,000, $936,000 and $675,000 in 2013, 2012 and 2011, respectively.

The components of capitalized software for internal use are summarized below:

(Dollars in thousands)	2013	2012	2011
Capitalized software for internal use	$13,578	$11,578	$9,976
Accumulated amortization	9,969	8,515	7,579
Net capitalized software for internal use	$3,609	$3,063	$2,397

Financial Derivative Instruments

We enter into interest rate swap agreements (financial derivative instruments) to manage our exposure to interest rate fluctuations on a portion of our variable interest rate debt.  See Note 12 "Financial Derivative Instruments."

Goodwill

We have goodwill in each of our reportable segments. Fiber and Data Segment goodwill resulted from our acquisition of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill resulted from our acquisition of Enventis Telecom and the Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997. The tax deductible portion of goodwill is $26,964,000.

The components of goodwill are:

(Dollars in thousands)	2013	2012
Fiber and Data	$5,384	$5,384
Equipment	596	596
Telecom	23,048	23,048
Total Goodwill	$29,028	$29,028

Goodwill is not amortized, but tested for impairment at least annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of our reporting units. If it is determined that the fair value of a reporting unit is less than its carrying amount, including goodwill, we perform a second step to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of our reporting units using discounted cash flows, industry and peer-specific valuation methods and trading multiples common to our industry. No goodwill impairment charges were recorded during the periods presented.

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

In the first quarter of 2013, an impairment test was performed in response to indicators that the carrying value of certain customer relationship intangible assets and property, plant and equipment related to providing wireless Internet to customers in the Fargo, North Dakota market may not be recoverable due to our decision to phase out this service. During the impairment review, we determined the carrying value of these particular assets were impaired. Fair value was calculated using the income approach of valuation. The income approach utilized the discounted cash flow method. It requires the use of estimates and judgments about the future income expected to be derived from the use or ownership of an asset. Total impairment charges of $638,000 were recognized during the year ended December 31, 2013 within our Fiber and Data Segment.  There were no such charges during the years ended December 31, 2012 and 2011.

Materials and Supplies

Materials and supplies, which are stated at weighted average cost, consist primarily of network construction materials and supplies, that when, issued are predominately capitalized as part of new customer installations and the construction of the network. Materials and supplies are presented in Deferred Costs and Other Assets on the Consolidated Balance Sheets and were $1,762,000 and $2,178,000 at December 31, 2013 and 2012, respectively.

Post-Retirement Benefits

We provide retirement savings benefits and post-retirement health care and life insurance benefits for eligible employees. We are not currently funding the post-retirement benefits, but have accrued these liabilities. The post-retirement health care and life insurance benefits expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate and the expected health care cost trend rate. We use qualified independent actuaries to assist us with measuring the expense and liabilities associated with employee post-retirement benefits.

Post-retirement benefits were calculated according to ASC 715, "Compensation - Retirement Benefits."  As prescribed by ASC 715, prior service cost or credit is amortized over the average future service period of participants to reach full eligibility. Cumulative net gains and losses in excess of 10% of the corridor are amortized on a straight-line basis over the average future service lives of the covered group. There are no substantive commitments for benefits other than as stated in the plan. The assumed discount rate represents the discounted value of necessary future cash flows required to pay the accumulated benefits when due. The rate was determined based on high-quality fixed income securities, which provide cash flows at the same time and in the same amount as the projected cash flows of the plan.

We utilized national market-based data in developing the health care cost trend rate. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. If the assumptions utilized in determining the post-retirement benefit expense and liability differ from actual events, the results of operations for future periods could be impacted.

In December 2012, we adopted an amendment to the plan, effective January 1, 2014, which establishes a fixed dollar benefit for both future and current post-65 Medicare eligible retirees. The amendment reduced the Accumulated Post-Retirement Benefit Obligation as of December 31, 2012, which will be recognized as part of Prior Service Cost over the average future service period of participants to reach full eligibility (approximately 8 years from the amendment date).

When actual events differ from the assumptions or when the assumptions used change, an unrecognized actuarial gain or loss results. As of December 31, 2013, the unrecognized net actuarial loss was $5,505,000. The unrecognized net actuarial loss outside the allowable corridor is amortized over approximately 11 years. This amount will change in future years as economic and market conditions generate further gains and losses.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $1,008,000, $871,000 and $908,000 in 2013, 2012 and 2011, respectively.

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

Accrued Expenses and Other

The following table shows the Company's consolidated balance sheet details for accrued expenses and other:

(Dollars in thousands)
Year Ended	2013	2012
Accrued incentive compensation	$1,792	$2,005
Accrued wages and commissions	3,543	2,644
Other	5,108	6,232
Total accrued expense and other	$10,443	$10,881

Our employee incentive compensation plans provide for cash distributions based on achievement of specific organizational operating results or individual employee objectives.

Other accrued expenses are primarily made up of accrued real estate and use taxes, accrued interest, the current portion of post-retirement benefits, and the Long-Term Executive Incentive Plan expense and other accrued expenses.

Earnings and Dividends Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the diluted earnings per share calculation are based on the weighted average number of shares outstanding during the year increased by potentially dilutive common equivalent shares. Potentially dilutive common shares include stock options, stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan ("ESPP"), retention stock awards and stock awards subscribed under the Long-Term Executive Incentive Program ("LTEIP"). Dilution is determined using the treasury stock method.

(Dollars in thousands, except share and earnings per share amounts)	2013	2012	2011

Net income	$7,732	$8,298	$8,401

Weighted average shares outstanding	13,548,007	13,409,743	13,296,668
Stock options (dilutive only)	7,538	12,254	12,531
Stock subscribed (ESPP)	-	2,185	-
Retention awards	26,101	31,416	23,899
Stock subscribed (LTEIP)	24,571	72,441	86,549
Total dilutive shares outstanding	13,606,217	13,528,039	13,419,647

Earnings per share:
Basic	$0.57	$0.62	$0.63
Diluted	$0.57	$0.61	$0.63

Dividends per share	$0.585	$0.565	$0.545

Diluted earnings per share excludes 44,640, 77,150 and 169,450 shares as of December 31, 2013, 2012 and 2011, respectively because their effect on earnings per share would have been anti-dilutive.

Dividends per share are based on the quarterly dividend per share as declared by our Board of Directors. In 2013 and 2011, we acquired and retired 124,285 and 36,248 shares, respectively. There were no share repurchases during 2012.

Reclassifications

Certain amounts in our 2013 and 2012 Consolidated Balance Sheets have been reclassified to conform to the current year presentation. This reclassification had no effect on previously reported results of operations, total shareholders' equity or total revenue.

During 2013, inventories associated with our Fiber and Data and Telecom Segment were reclassified from current assets to other long-term assets on the Consolidated Balance Sheets. Those inventories consist primarily of construction materials and supplies which, when issued, are capitalized as part of customer installations and network construction. The reclassification of inventories impacts the calculation of net cash provided by operating activities and net cash used in investing activities as presented on the Consolidated Statements of Cash Flow. The reclassification of inventories also impacts the calculation of certain financial ratios. Prior period calculations have been revised to conform to the current year presentation.

Recent Accounting Developments

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to bring conformity in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 becomes effective for us on January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to improve the disclosure of reclassifications out of accumulated other comprehensive income. The update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes thereto. The additional reclassification disclosure requirements have been incorporated in Note 5 "Accumulated Other Comprehensive Income (Loss)."

We reviewed other recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

Note 2.	Other Intangible Assets

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of intangible assets are as follows:

(Dollars in thousands)		As of December 31, 2013		As of December 31, 2012
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,459	$6,061	$8,499	$5,368
Other intangible assets	1 - 5 years	3,130	1,440	2,930	1,250
Total		$11,589	$7,501	$11,429	$6,618

Amortization expense related to the definite-lived intangible assets was $883,000, $803,000 and $354,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated future amortization expense of identifiable intangible assets is as follows:

(Dollars in thousands)
For fiscal years ending December 31:
2014	$777
2015	644
2016	593
2017	583
2018	583
Thereafter	908

Note 3.	Acquisition

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

(Dollars in thousands)	2012
Property and equipment	$23,077
Accounts receivable	310
Identifiable intangible assets:
Customer relationships and contracts	3,200
Trade name	100
Other assets	273
Liabilities	(2,348)
Net assets acquired	24,612
Goodwill	1,725
Total cash consideration	$26,337

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

Acquisition related expenses of $510,000 were reflected in selling, general and administrative expenses in the fourth quarter ended December 31, 2011. In 2012, acquisition related expenses were insignificant and are reflected in selling, general and administrative expenses. The Company expensed all acquisition related costs except those related to the incremental debt. The costs incurred related to the incremental term debt financing have been capitalized and are amortized over the life of the debt facility using the effective interest rate method.

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

Our long-term debt agreement allows us to select short-term LIBOR pricing options, which we have elected. Therefore, the carrying amount of our long-term debt approximates its fair value. The fair value of our interest rate swaps represent the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. It also incorporates credit valuation adjustments to appropriately reflect both our own non-performance risk and the non-performance risk of the respective counterparties. See Note 12 "Financial Derivative Instruments."

The carrying amount and the fair value of our long-term debt, after deducting current maturities, interest rate swaps and our investments are as follows at December 31, 2013 and 2012:

(Dollars in thousands)		2013		2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2	$133,621	$133,621	$135,133	$135,133
Interest rate swaps	2	$1,426	$1,426	$2,432	$2,432
Investments	3	$3,414	n/a	$3,213	n/a

Our investments at December 31, 2013 and December 31, 2012 consist primarily of minority positions in various cooperatives and our investment in CoBank, ACB ("CoBank") and are accounted for under the cost method. CoBank is a cooperative bank owned by its customers, which is a lender in our credit facility. Annually, CoBank distributes patronage based on our outstanding debt balance with them; therefore, our investment represents the accumulation of the equity patronage issued to us by CoBank. All of these investment holdings result from patronage and our business relationship with various banks and vendors. It is impractical to determine fair value of these investments because there is no established market for these equity interests. We did not evaluate any of the investments for impairment during the years ended December 31, 2013 and 2012 as there were no events or changes in circumstances indicating impairment may be present.

Note 5.                  Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax:

(Dollars in thousands)	Unrecognized Net Actuarial Loss (1)	Unrecognized Prior Service Credit (1)	Unrecognized Transition Asset (1)	Unrealized Gain/(Loss) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
December 31, 2010	$(3,650)	$180	$(73)	$-	$(3,543)
2011 Activity	(725)	97	36	-	(592)
December 31, 2011	(4,375)	277	(37)	-	(4,135)
2012 Activity	307	4,350	37	-	4,694
December 31, 2012	(4,068)	4,627	-	-	559
2013 Activity	755	(568)	-	(37)	150
December 31, 2013	$(3,313)	$4,059	$-	$(37)	$709
(1) Amounts pertain to our post-retirement benefit plans

The increase (decrease) in income tax benefits associated with each component of accumulated other comprehensive income (loss) is as follows:

(Dollars in thousands)	2013	2012	2011

Income tax related to OCI components beginning of year	$(370)	$2,736	$2,344
Income tax (liability) changes related to:
Unrecognized net actuarial loss	(500)	(203)	480
Unrecognized prior service credit	376	(2,879)	(64)
Unrecognized transition asset	-	(24)	(24)
Unrecognized gain (loss) on derivatives	25	-	-
Income tax related to OCI components end of year	$(469)	$(370)	$2,736

The table below illustrates the effect on certain line items of net income of the amounts reclassified out of each component of accumulated other comprehensive income ("AOCI") for the year ended December 31, 2013. See Note 12 "Financial Derivative Instruments" and Note 10 "Employee Retirement Benefits" for additional details regarding the reclassifications below.

(Dollars in thousands)	Amounts Reclassified from AOCI
Details about AOCI Components	Year Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$106	Interest expense
	43	Income tax provision
	$63	Net of tax

Amortization of benefit pension items
Prior service credits	$944	(a)
Actuarial loss	(1,255)	(a)
	(311)	Total before tax
	124	Income tax provision
	$(187)	Net of tax
Total reclassifications of period	$(124)	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 10 "Employee Retirement Benefits."

Note 6.	Segments

Our operations are reported in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and commercial business customers with advanced data, Internet, voice and voice over Internet Protocol ("VoIP") services. With our IP network and communication expertise, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through interconnections to provide end-to-end national connectivity. The Fiber and Data Segment includes revenue from Ethernet, Private Line, Multiprotocol Label Switching ("MPLS"), Data Center, Dedicated Internet and our hosted VoIP SingleLink services. We own, lease or utilize long-term indefeasible rights of use ("IRU") agreements for the operation of our network. Fiber and Data services are marketed throughout our core regions: northern Minnesota and the Minneapolis-Saint Paul metropolitan area, southern Minnesota, Des Moines, Iowa and Fargo, North Dakota.

Our Equipment Segment provides equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. We design and implement networks utilizing leading technology including: TelePresence Video, Unified Communications and Data Center solutions in collaboration with industry-leading partners. We provide a comprehensive set of services including: Advisory, Implementation, Development and Support. Our Total Care support team provides a proactive approach to monitor and support customer networks, unified communications environment and data centers as well as a single-point-of-contact for the support of applications, systems and infrastructure. Equipment sales and services are marketed primarily in our Minnesota core regions and specifically the Minneapolis-Saint Paul metropolitan area.

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

Our presentation of segments has changed from previous filings to portray how we report internally and how our chief operating decision-maker bases his decisions. In 2013, we shifted the strategic direction of our data processing and billing services and as a result we reclassified these operations from Telecom to Corporate and Other. The segment information below has been reclassified to reflect these changes.

Segment information for the years ended December 31, 2013, 2012 and 2011 is as follows:

(Dollars in thousands) For Year Ended December 31 2013	Fiber and Data	Equipment	Telecom	Corporate and Other (2)	Consolidated
Revenue from unaffiliated customers	$67,026	$61,683	$56,310	$4,181	$189,200
Intersegment revenue	869	-	1,636	(2,505)	-
Total operating revenue	67,895	61,683	57,946	1,676	189,200

Asset impairment	638	-	-	-	638
Depreciation and amortization	11,992	477	14,852	2,001	29,322
Operating income (loss)	7,726	3,363	7,518	(989)	17,618
Interest expense	-	-	-	4,619	4,619
Income taxes	3,030	1,305	2,919	(1,968)	5,286
Net income (loss)	4,700	2,058	4,603	(3,629)	7,732
Total assets	116,366	20,639	106,622	23,253	266,880
Property, plant and equipment, net	97,841	1,958	76,366	5,161	181,326
Additions to property, plant and equipment (1)	15,662	992	9,782	1,556	27,992

(Dollars in thousands)
For Year Ended December 31 2012	Fiber and Data	Equipment	Telecom	Corporate and Other (2)	Consolidated
Revenue from unaffiliated customers	$60,109	$60,133	$58,632	$4,322	$183,196
Intersegment revenue	831	-	1,454	(2,285)	-
Total operating revenue	60,940	60,133	60,086	2,037	183,196

Depreciation and amortization	9,923	300	15,150	1,373	26,746
Operating income (loss)	9,801	2,507	7,788	(710)	19,386
Interest expense	3	-	2	5,744	5,749
Income taxes	3,865	984	3,061	(2,527)	5,383
Net income (loss)	5,933	1,523	4,743	(3,901)	8,298
Total assets	113,855	20,866	111,429	22,154	268,304
Property, plant and equipment, net	94,375	1,430	81,547	5,607	182,959
Additions to property, plant and equipment (1)	19,812	364	7,560	2,650	30,386

For Year Ended December 31 2011	Fiber and Data	Equipment	Telecom	Corporate and Other (2)	Consolidated
Revenue from unaffiliated customers	$45,149	$48,932	$65,143	$4,314	$163,538
Intersegment revenue	773	-	1,427	(2,200)	-
Total operating revenue	45,922	48,932	66,570	2,114	163,538

Depreciation and amortization	6,394	302	15,164	1,196	23,056
Operating income (loss)	7,346	2,746	10,250	(687)	19,655
Interest expense	2	-	5	6,268	6,275
Income taxes	2,922	1,094	4,076	(3,050)	5,042
Net income (loss)	4,423	1,651	6,176	(3,849)	8,401
Total assets (3)	73,953	22,455	120,144	27,434	243,986
Property, plant and equipment, net	59,858	1,383	88,698	4,315	154,254
Additions to property, plant and equipment (1)	11,553	428	8,554	905	21,440

(1)	Net of Broadband Stimulus Funds received and does not include changes in materials and supplies.
(2)	Includes intersegment eliminations.
(3)	Breakout of total assets between the Fiber and Data and Equipment Segments is based on estimates for 2011 as the two segments were not accounted for separately. Estimated total assets for the Equipment Segment in 2011 do not include goodwill or other intangible assets.

Note 7.	Stock Compensation

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of their compensation. Shares are purchased on one specified date, the end of the plan year. The purchase price is 85% of the average closing price for the five days previous to the purchase date.  As of December 31, 2013, there were 500,000 common shares reserved for this plan and 359,316 shares still available for issuance. As of December 31, 2013 employees had subscribed to purchase approximately 22,913 shares for the plan year ended August 31, 2014. Employees purchased 22,412 shares for the plan year ended August 31, 2013. We recorded stock compensation expense in selling, general and administrative expenses in the amount of $39,000, $29,000 and $27,000 in 2013, 2012 and 2011, respectively, related to this plan.

Retainer Stock Plan for Directors

Under the terms of a corporate retainer stock plan for directors, participating directors may acquire shares of common stock in exchange for their quarterly retainers. The price at which the shares can be purchased is 100% of the fair market value for such shares on the date of purchase. In 2013, directors received $30,000 of their annual retainer solely in shares of HickoryTech stock. As of December 31, 2013, there were 300,000 common shares reserved for this plan and 97,712 shares still available for future issuance.

Non-Employee Directors' Incentive Plan

The Non-Employee Directors' Incentive plan provided for each director to receive common stock contingent upon HickoryTech meeting pre-established objectives. This plan was not utilized in 2013 or 2012. As of December 31, 2013 there were 200,000 common shares reserved for this plan and 152,000 shares remain unissued under the plan.

1993 Stock Award Plan

HickoryTech's Stock Award Plan provides for the granting of stock awards, restricted stock awards and non-qualified stock options to employees. Shares issued under the stock award plan are new common shares. As of December 31, 2013, there were 1,750,000 common shares reserved for this plan and 704,143 shares available for future grants.

We recognize compensation for share-based payments based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Share-based compensation expense recognized in selling, general and administrative expenses was $823,000, $761,000 and $1,119,000 in 2013, 2012 and 2011, respectively. This includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2013. Historical data is used to estimate pre-vesting forfeitures and are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimate.

As of December 31, 2013, unrecognized compensation expense related to non-vested awards was $1,110,000. The weighted average period over which this compensation expense will be recognized is 2.11 years.

Long-Term Executive Incentive Program (LTEIP)

Under this program, executives can earn shares of common stock based on pre-established objective(s) over a three-year performance period. Shares issued under this Program are granted under the 1993 Stock Award Plan. An award is earned if at least 75% of the at-target objective(s) are achieved and a higher level award can be earned if performance exceeds the at-target objective(s) up to 125% of target. For program periods initiated between 2007 and 2009, the at-target awards were stated as a number of shares of common stock (equity classified). For program periods initiated in 2010 and after, the at-target awards are stated in dollars (liability classified) until the end of the performance period at which time the award is converted to shares based on a five day average share price and classified in equity. The Company carries liabilities of $971,000 and $1,028,000 as of December 31, 2013 and 2012, respectively, related to liability classified program periods that will be settled in company common stock in future periods.

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

Non-vested restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

	Shares			Weighted Average Fair Value
	2013	2012	2011	2013	2012	2011
Non-vested at beginning of year	32,447	22,813	46,854	$3.43	$7.84	$5.88
Granted/settled	68,699	73,946	51,992	$9.83	$3.43	$7.84
Vested	(72,621)	(64,312)	(76,033)	$6.97	$4.99	$6.63
Forfeited	-	-	-	$-	$-	$-
Non-vested at end of year	28,525	32,447	22,813	$9.83	$3.43	$7.84

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Shares are granted under the 1993 Stock Award Plan. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares			Weighted Average Fair Value
	2013	2012	2011	2013	2012	2011
Non-vested at beginning of year	11,150	20,159	29,920	$10.28	$7.68	$7.47
Granted	33,950	14,300	7,600	$8.76	$10.88	$9.31
Vested	(13,015)	(19,609)	(13,861)	$9.78	$8.35	$8.13
Forfeited	(800)	(3,700)	(3,500)	$10.57	$8.65	$7.66
Non-vested at end of year	31,285	11,150	20,159	$8.77	$10.28	$7.68

Stock Options

Stock options granted under the stock option component of the 1993 Stock Award Plan may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year. The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.

The weighted average grant date fair value of options issued in 2011 was $0.80 per share. Other than this stock award, options were last granted under the Company's Stock Award Plan in September 2006. As of December 31, 2013, unrecognized compensation cost related to non-vested stock options granted under the Company's Stock Award Plan is $1,000. This expense is expected to be recognized in the first quarter of 2014.

A summary of all stock option activity for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Stock Options			Weighted Average Exercise Price
	2013	2012	2011	2013	2012	2011
Outstanding at beginning of year	143,817	247,650	343,250	$9.95	$11.28	$12.45
Granted	-	-	10,000	$-	$-	$9.03
Exercised	(25,117)	(9,833)	(13,000)	$8.87	$8.82	$8.94
Forfeited	-	(5,800)	(5,800)	$-	$10.98	$12.51
Expired	(16,250)	(88,200)	(86,800)	$9.15	$13.73	$15.94
Outstanding at end of year	102,450	143,817	247,650	$10.35	$9.95	$11.28

Exercisable at end of year	99,116	137,150	237,650	$10.39	$10.00	$11.37

Fair value of options vesting during the year	$3,000	$3,000	$-

Intrinsic value of options exercised during the year	$32,000	$8,000	$36,000

In 2013, we received $223,000 in cash related to stock options exercised during the year.

The following tables provide certain information with respect to stock options outstanding and exercisable at December 31, 2013:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$6.00 - $8.00	15,000	$6.95	2.67
$8.00 - $12.00	87,450	10.93	1.36
	102,450	$10.35	1.56

Aggregate intrinsic value		$254,000

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$6.00 - $8.00	15,000	$6.95	2.67
$8.00 - $12.00	84,116	11.00	1.13
	99,116	$10.39	1.36

Aggregate intrinsic value		$242,000

Note 8.	Extended Term Payable

Enterprise Integration Services, Inc. a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the inventory and accounts receivable of our Equipment Segment and a guarantee of an amount up to $2,500,000 by HickoryTech. The agreement requires Enterprise Integration Services, Inc. to maintain specific levels of collateral relative to the outstanding balance due, provide select monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by Enterprise Integration Services, Inc. would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $8,879,000 and $8,115,000 at December 31, 2013 and 2012, respectively. The balance fluctuates on a quarterly basis dependent upon timing of customer orders. These balances are classified as current liabilities in the accompanying Consolidated Balance Sheets and are not considered part of our debt financing.

Note 9.	Debt and Other Obligations

Our long-term obligations were as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Debt (current and long-term)	$134,932	$136,335
Capital leases	275	446
Total debt	135,207	136,781
Current portion of:
Debt	1,353	1,420
Capital leases	233	228
Current maturities of long-term obligations	1,586	1,648
Long-term debt obligations, net of current maturities	$133,621	$135,133

On October 30, 2013 we amended our credit facility with a syndicate of banks, led by CoBank, ACB. Under the terms of the amended credit facility, we have the option to pay interest at LIBOR or at a Base Rate, as defined in the agreements, plus an applicable margin. The amendment combined the various term loan components of our previous credit facility into one term loan and extended the maturity date of the credit facility to December 31, 2019. Additional financing charges of $1,287,000 were deferred, and $143,000 of unamortized debt issuance costs and new issuance costs were recognized in interest expense during the fourth quarter of 2013. The amendment did not change the amount of our outstanding debt. We expect our interest rate derivative contracts to maintain their designation as effective cash flow hedges. See Note 12 "Financial Derivative Instruments."

Key components of our credit facility remain. Similarly, our amended credit facility is comprised of a $30,000,000 revolving credit component and a $135,270,000 term loan component. The amendment lowered our margin by approximately 25 basis points, and based on our current leverage ratio our interest rate is 275 basis points over LIBOR.

Under the terms of our amended credit facility we are required to make quarterly principal payments of $338,000. The revolving credit component does not require quarterly principal payments. We do not have an outstanding balance in the revolving credit component at this time.

The term loan component has a provision whereby we periodically receive patronage capital refunds from our lender. Patronage refunds are recorded as an offset to interest expense and amounted to $722,000 in 2013, $707,000 in 2012 and $529,000 in 2011.

At December 31, 2013, we are in compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

Our obligations under the amended credit facility are secured by a first-priority lien on the property and assets, tangible and intangible, of HickoryTech and its subsidiaries, which includes total assets with the exception of the Equipment Segment accounts receivable and inventory totaling $16,566,000 and assets purchased or constructed through Federal funding, reflecting the NTIA Federal interest in the BTOP grant-funded network. We have also given a first-priority pledge of the capital stock of our subsidiaries to secure the credit facility. The credit facility has working capital requirements, and contains certain restrictions that, among other things, limit or restrict our ability to create liens or encumbrances; incur additional debt; issue stock; make asset sales, transfers, or dispositions; and engage in certain mergers and acquisitions; pay dividends or purchase/redeem Company stock over specified maximum values. None of these restrictions inhibit our business plan.

Our effective interest rate was 3.4%, 4.2% and 4.1% in 2013, 2012 and 2011, respectively. Annual requirements for principal payments for the years subsequent to 2013 are as follows:

(Dollars in thousands)
2014	$1,353
2015	1,353
2016	1,353
2017	1,353
2018	1,353
Thereafter	128,167
$134,932

Note 10.	Employee Retirement Benefits

Employees who meet certain service requirements are covered under a defined contribution retirement savings plan, which includes IRS Section 401(k) provisions. We match up to 6% of the employee's eligible compensation, based on the employee's voluntary contribution. Our contributions and costs for the retirement savings plan were $1,823,000 in 2013, $1,900,000 in 2012 and $1,581,000 in 2011. These obligations are fully funded.

In addition to providing retirement savings benefits, we provide post-retirement health care and life insurance benefits for eligible employees. We are not currently funding these post-retirement benefits, but have accrued these liabilities. Employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits. Based on valuation assumptions at December 31, 2013, post-retirement benefits expected to be paid for the next five years and thereafter are as follows: 2014 - $396,000; 2015 - $425,000; 2016 – $473,000; 2017 – $485,000; 2018 - $552,000 and the five years thereafter – $3,506,000.

We are required to recognize the funded status of our post-retirement benefit plans on our Consolidated Balance Sheets and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost.

The following table summarizes the changes in the balance sheet amounts, which include the entire benefit obligation and assets associated with our post-retirement benefit plans as of December 31, 2013 and 2012, respectively.

(Dollars in thousands)	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$11,044	$17,326
Service cost	268	599
Interest cost	480	797
Amendments	-	(7,306)
Actuarial loss	(776)	(918)
Benefits paid	(287)	(488)
Valuation adjustment	-	1,034
Benefit obligation at end of year	$10,729	$11,044

The Accumulated Post-Retirement Benefit Obligation ("APBO") is the actuarial present value of the benefits attributed to employee service rendered to a particular date. The decrease in APBO during 2012 is substantially due to a significant plan design change reflected in the December 31, 2012 valuation.

	As of December 31
(Dollars in thousands)	2013	2012	2011
Components of net periodic benefit cost
Service cost	$268	$599	$509
Interest cost	480	797	799
Expected return on plan assets	-	-	-
Amortization of transition obligation	-	60	60
Amortization of prior service credit	(944)	(76)	(55)
Recognized net actuarial loss	479	630	429
Net periodic benefit cost	$283	$2,010	$1,742

Discount rate used to determine benefit obligation
As of December 31:	5.0%	4.4%	4.4%

In 2014, we expect to recognize approximately $945,000 of the prior service credit and $392,000 of the net actuarial loss as a component of total period post-retirement benefit expense and capitalized into projects.

Health Care Trend Rates for the Year Ending December 31, 2013
Year	Pre-Medicare	Post-Medicare
2014	8.00%	n/a
2015	7.50%	n/a
2016	7.00%	n/a
2017	6.50%	n/a
2018	6.00%	n/a
2019	5.50%	n/a
2020	5.00%	n/a
Ultimate	4.50%	n/a
Ultimate Reached in Year	2021	n/a

(Dollars in thousands)
Effect of 1% Increase and 1% Decrease in Trend Rate	1% Increase	1% Decrease

Accumulated post-retirement benefit obligation as of December 31, 2013
Dollar change	$302	$(264)
Percentage change	3.01%	(2.64)%

Service cost and interest cost
Dollar change	$30	$(26)

Note 11.	Income Taxes

The income tax provision (benefit) for operations for the years ended December 31, 2013, 2012 and 2011 include the following components:

(Dollars in thousands)	2013	2012	2011
Current income taxes (benefits):
Federal	$2,643	$3,813	$346
State	940	1,383	98
Deferred income taxes (benefits):
Federal	1,413	390	3,132
State	290	(203)	1,466
Total income tax provision	$5,286	$5,383	$5,042

Deferred tax liabilities and assets are comprised of the following at December 31:

(Dollars in thousands)	2013	2012
Tax liabilities:
Depreciation and fixed assets	$33,595	$31,307
Intangible assets	9,104	9,092
Other	44	15
Gross deferred tax liability	$42,743	$40,414

Tax assets:
Deferred compensation and post-retirement benefits	$5,451	$5,480
Receivables and inventories	315	242
Accrued liabilities	1,778	1,146
Derivatives	568	968
State net operating losses	1,753	1,754
Other	20	20
Gross deferred tax asset	9,885	9,610
Valuation allowance	(1,585)	(1,574)
Net deferred tax liability	34,443	32,378
Current deferred tax asset	2,660	1,887
Net non-current deferred tax liability	$37,103	$34,265

We have Iowa net operating loss carry-forwards for tax purposes available to offset future income of approximately $26,300,000 at December 31, 2013. The Iowa net operating loss carry-forwards expire in varying amounts between 2018 and 2029. Due to the historical generation of net operating losses by our subsidiaries operating in Iowa and management's belief that the Iowa operations will not generate significant positive taxable income in the future, the utilization of these net operating loss carry-forwards is doubtful. A valuation allowance has been established to reduce the carrying value of the benefits associated with the Iowa net operating losses incurred by our subsidiaries in the state of Iowa. We also have a net operating loss carry-forward of approximately $3,400,000 incurred by the parent company in the state of Minnesota which expires in 2018. Management believes it is unlikely we will realize all of the benefits associated with the Minnesota net operating loss prior to the expiration of the carry-forward period. Therefore, a valuation allowance was established to reduce the carrying value of the benefits associated with the net operating losses incurred by the parent company in Minnesota. Future events and changes in circumstances could cause these valuation allowances to change.

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	For Year Ended December 31
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes net of federal tax benefit	6.2	6.4	6.1
Release of income tax reserve and prior
Year adjustments	0.0	(0.8)	(2.6)
Medicare part D subsidy	0.0	(0.1)	0.0
Uncertain tax positions	0.2	0.1	0.1
Other, net	(0.8)	(1.3)	(1.1)
Effective tax rate	40.6%	39.3%	37.5%

When addressing uncertainty in tax positions, we are required to apply a minimum recognition threshold that income tax positions must achieve before being recognized in the financial statements.

As of December 31, 2013, we had unrecognized tax benefits totaling $240,000 (net of tax) excluding interest. The amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate in future periods is $213,000. During 2013, we recognized approximately $13,000 of previously unrecognized tax benefits and no associated interest as a result of the expiration of statute of limitations and settlements. It is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

The following rollforward of unrecognized tax benefits excludes interest accrued on unrecognized tax benefits and is presented gross of any expected federal tax benefits related to unrecognized state tax benefits.

(Dollars in thousands)	2013	2012
Unrecognized tax benefits opening balance (excluding interest)	$314	$281
Increases:
Tax positions taken in current period	22	18
Tax position taken in prior periods	-	32
Decreases:
Settlements	(1)	(3)
Lapse of statute limitations	(12)	(14)
Ending balance (excluding interest)	$323	$314

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations and examinations by state tax authorities for the years prior to 2009 except to the extent of losses utilized in subsequent years.

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

We account for derivatives in accordance with FASB ASC Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. If a derivative is designated as a hedge, the effective portion of changes in the fair value of derivatives is recorded as a component of accumulated other comprehensive income in shareholders' equity, net of tax, which is subsequently, reclassified into earnings when the underlying hedged transaction is recognized in earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The estimated amount expected to be reclassified as an increase to interest expense within the next twelve months is $79,000 at December 31, 2013. The ineffective portion of the fair value of derivatives is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings. As of January 1, 2013, our interest rate swaps were designated as cash flow hedging instruments. As of December 31, 2012 and 2011, our interest rate swaps were not designated as hedging instruments.

The fair value of our interest rate swap agreements were determined based on level 2 inputs. Listed below are the interest rate swap agreements outstanding as of December 31, 2013 which were designated as cash flow hedges of interest rate risk and have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest-Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The following table presents the fair value of our derivative instruments included in our Consolidated Balance Sheets as either current or long-term liabilities as of December 31, 2013 and 2012.

		Fair value as of
(Dollars in thousands)	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest rate derivatives designated as cash flow hedges
Pay-fixed swaps liabilities	Financial derivative instruments	$1,426	$-

Interest rate derivatives not designated as cash flow hedges
Pay-fixed swaps liabilities	Financial derivative instruments	$-	$2,432

The table below illustrates the effect of derivative instruments on consolidated operations for the years ended December 31, 2013, 2012 and 2011. Our derivative instruments were designated as cash flow hedges for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011 our derivative instruments were not designated as hedges.

(Dollars in thousands)		Year Ended December 31
	Location of (Gain) Loss	2013	2012	2011
Interest rate derivatives designated as cash flow hedges
Losses recognized on effective portion of derivative instruments	Other comprehensive income	$62	$-	$-
Losses reclassified from accumulated OCI into income	Interest expense	106	-	-
Losses recognized in income on ineffective portion and amount excluded from effectiveness testing	Interest expense	10	-	-

Interest rate derivatives not designated as cash flow hedges
(Gain) loss recognized on derivative instruments	Interest expense	$-	$(37)	$1,390

Note 13.	Commitments, Contingencies, and Concentrations

We are involved in certain contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Most of our revenue from our Equipment Segment is from sales of Cisco-branded products. The loss of Cisco as our principal supplier could significantly impact this revenue stream.

We have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 949, which involves approximately 17% of our employees. The current labor agreement expires in 2015.

Operating Lease Commitments

We own most of our major facilities, but lease certain office space, land and equipment under principally non-cancelable operating leases. Rental expense was $2,926,000, $2,214,000 and $1,853,000 for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, future minimum operating lease obligations are as follows:

(Dollars in thousands)
For fiscal years ending:
2014	$2,583
2015	2,380
2016	1,577
2017	1,390
2018	809
Thereafter	2,441
Total	$11,180

Note 14.	Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share amounts)	2013
	4th	3rd	2nd	1st
Operating revenue	$46,202	$47,088	$47,141	$48,769
Operating income	$4,469	$4,286	$5,006	$3,857
Income before income taxes	$3,278	$3,132	$3,888	$2,720
Net income	$1,923	$1,862	$2,321	$1,626
Comprehensive income	$2,306	$1,733	$2,290	$1,553
Basic earnings per share	$0.14	$0.14	$0.17	$0.12
Diluted earnings per share	$0.14	$0.14	$0.17	$0.12

Dividends per share	$0.15	$0.145	$0.145	$0.145

(Dollars in thousands except per share amounts)	2012
	4th	3rd	2nd	1st
Operating revenue	$46,582	$45,813	$43,857	$46,944
Operating income	$5,090	$4,557	$4,487	$5,252
Income before income taxes	$3,983	$2,935	$2,902	$3,861
Net income	$2,525	$1,741	$1,738	$2,294
Comprehensive income	$7,564	$1,860	$1,195	$2,373
Basic earnings per share	$0.19	$0.13	$0.13	$0.17
Diluted earnings per share	$0.19	$0.13	0.13	$0.17

Dividends per share	$0.145	$0.14	$0.14	$0.14

The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on an individual basis.

Note 15.	Subsequent Events

HickoryTech's Board of Directors declared a regular quarterly dividend of $0.15 cents per share, paid March 5, 2014 to shareholders of record on February 15, 2014.

We have evaluated and disclosed subsequent events through the filing date of the Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS
   (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

(c)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2013, we completed our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•	The Company did not have effective controls to provide the appropriate selection and implementation of accounting methods with respect to accounting for interest rate swap financial derivative instruments.
•	The Company did not have effective controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles ("GAAP") around complex and/or non-routine transactions, including accounting for its share-based compensation arrangements. We lacked adequate technical expertise to apply proper accounting methods within the provisions of FASB ASC 718, "Compensation – Stock Compensation", for our share-based compensation plans.
As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions
In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in 2012. We have implemented the following remediation actions during 2013:

Interest Rate Swap Financial Derivative Instruments
•	Engaged a third party specialist for advice and consultation
•	Provided training and education regarding hedge accounting requirements
•	Implemented staff augmentation

Selection and Application of Generally Accepted Accounting Principles Around Complex and/or Non-Routine Transactions
•	Completed review the Company's critical accounting and internal control policies with third party advisors that are knowledgeable regarding GAAP and internal controls

•	Implemented staff augmentation
•	Providing training and education relating to accounting for share-based payments
We have determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the company to conclude that the 2012 material weaknesses in internal controls have been remediated as of December 31, 2013.

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

Information as to executive compensation included under the headings of "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2013," "Outstanding Equity Awards at 2013 Fiscal Year-End," "2013 Option Exercises and Stock Vested," "Nonqualified Deferred Compensation for 2013," "Employment Contracts, Change of Control Agreements, Severance Agreements and Other Agreements," "Compensation Committee Report on Executive Compensation" and "Compensation of Directors" in the Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No beneficial owner held more than 5% of HickoryTech's common stock as of December 31, 2013. The information as to security ownership of management included under the heading of "Security Ownership" in the Proxy Statement is incorporated by reference.

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

10.4+	HickoryTech Corporation 1993 Stock Award Plan (Amended and Restated effective January 29, 1997) (Incorporated by reference to Exhibit 10(k) to the Registrant's Form 10-K filed March 27, 1997)
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

10.9+	HickoryTech Corporation Employee Stock Purchase Plan, Amended and Restated August 1, 2006 (Incorporated by reference to Exhibit 10.14 to the Registrants Form 10-K dated February 29, 2008)

Exhibit	Description
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

10.11+	HickoryTech Corporation Executive Incentive Plan Amended and Restated January 1, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed May 3, 2011)
10.12+	HickoryTech Corporation Long-Term Executive Incentive Program Amended and Restated January 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed May 1, 2013)
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
10.20
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
10.27
Amendment Regarding Amendments to Loan Documents, dated as of October 30, 2013, by and among Hickory Tech Corporation, the Lenders who are or may become party to this Agreement, and CoBank, ACB, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 5, 2013)

14*	HickoryTech Corporation Code of Ethics, dated September 20, 2012
21*	Subsidiaries of HickoryTech Corporation
23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP
23.2*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
31(a)*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
31(b)*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99*	HickoryTech Corporation Audit Committee Charter, Amended on February 25, 2014
32(a)*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.INS	XBRL Instance Document

* Filed herewith.

+ Management compensation plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 6, 2014	HICKORY TECH CORPORATION

		By:	/s/ David A. Christensen
David A. Christensen, Secretary
Senior Vice President, Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Diane L. Dewbrey	March 6, 2014
Diane L. Dewbrey, Chair

/s/ John W. Finke	March 6, 2014
John W. Finke
President, Chief Executive Officer and Director (principal executive officer)

/s/ David A. Christensen	March 6, 2014
David A. Christensen, Secretary, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Dale E. Parker	March 6, 2014
Dale E. Parker, Director

/s/ James W. Bracke	March 6, 2014
James W. Bracke, Director

/s/ Robert D. Alton, Jr.	March 6, 2014
Robert D. Alton, Jr., Director

(a majority of directors)