Form 10-Q
period 2014-03-31
HICKORY TECH CORP
filed 2014-05-02
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The total number of shares of the Registrant's common stock outstanding as of April 28, 2014: 13,654,438.

PART I Financial Information

PART II Other Information

Part I Financial Information

Item 1. Financial Statements

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands, except share and per share amounts)	2014	2013
Operating revenue:
Services	$34,213	$33,405
Equipment	10,027	15,364
Total operating revenue	44,240	48,769

Costs and expenses:
Cost of sales, excluding depreciation and amortization	8,544	13,222
Cost of services, excluding depreciation and amortization	16,660	16,599
Selling, general and administrative expenses	6,963	7,449
Asset impairment	-	633
Depreciation and amortization	7,580	7,009
Total costs and expenses	39,747	44,912

Operating income	4,493	3,857

Other income (expense):
Interest and other income	-	2
Interest expense	(979)	(1,139)
Total other expense	(979)	(1,137)

Income before income taxes	3,514	2,720
Income tax provision	1,441	1,094

Net income	$2,073	$1,626

Basic earnings per share	$0.15	$0.12

Weighted average common shares outstanding	13,596,296	13,556,515

Diluted earnings per share	$0.15	$0.12

Weighted average common and equivalent shares outstanding	13,659,827	13,578,429

Dividends per share	$0.15	$0.145

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands)	2014	2013

Net income	$2,073	$1,626
Other comprehensive income:
Designated interest rate swaps:
Changes in fair value	(21)	(5)
Income tax benefit	8	2
Unrealized holding loss on designated interest rate swaps	(13)	(3)

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	98	120
Amortization of prior service credit	(236)	(236)
Income tax benefit	55	46
Change in post-retirement benefit plan	(83)	(70)

Other comprehensive loss	(96)	(73)

Comprehensive income	$1,977	$1,553

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands except share and per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,243	$7,960
Receivables, net of allowance for doubtful accounts of $260 and $370	20,172	26,073
Inventories	1,783	1,668
Income taxes receivable	138	970
Deferred income taxes, net	2,479	2,660
Prepaid expenses	3,096	2,545
Other	900	1,386
Total current assets	40,811	43,262

Investments	3,595	3,414

Property, plant and equipment	465,728	461,712
Accumulated depreciation and amortization	(286,987)	(280,386)
Property, plant and equipment, net	178,741	181,326

Other assets:
Goodwill	29,028	29,028
Intangible assets, net	3,865	4,088
Deferred costs and other assets	6,077	5,762
Total other assets	38,970	38,878

Total assets	$262,117	$266,880

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,908	$3,163
Extended term payable	6,991	8,879
Deferred revenue	5,681	6,056
Accrued expenses and other	8,431	10,443
Financial derivative instruments	551	242
Current maturities of long-term obligations	1,551	1,586
Total current liabilities	26,113	30,369

Long-term liabilities:
Debt obligations, net of current maturities	133,289	133,621
Accrued income taxes	245	244
Deferred revenue	2,583	2,705
Financial derivative instruments	631	1,184
Accrued employee benefits and deferred compensation	12,175	12,344
Deferred income taxes	37,145	37,103
Total long-term liabilities	186,068	187,201

Total liabilities	212,181	217,570

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $0.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,622,001 in 2014 and 13,568,871 in 2013	1,362	1,357
Additional paid-in capital	17,148	16,462
Retained earnings	30,813	30,782
Accumulated other comprehensive income	613	709
Total shareholders' equity	49,936	49,310

Total liabilities and shareholders' equity	$262,117	$266,880

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands)	2014	2013

OPERATING ACTIVITIES:
Net income	$2,073	$1,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,580	7,009
Asset impairment	-	633
Accrued patronage refunds	(205)	(177)
Stock-based compensation expense	231	219
Loss on financial derivative instruments	32	28
Excess tax benefit	(64)	(95)
Other	195	677
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	5,852	(2,181)
Prepaid expenses	(551)	(1,112)
Inventories	(115)	1,132
Accounts payable and accrued expenses	(2,694)	(5,323)
Deferred revenue, billings and deposits	(497)	(1,618)
Income taxes	1,183	500
Other	458	635
Net cash provided by operating activities	13,478	1,953

INVESTING ACTIVITIES:
Additions to property, plant and equipment and materials and supplies	(5,213)	(5,711)
Proceeds from sales of assets	74	-
Net cash used in investing activities	(5,139)	(5,711)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	11,497	16,406
Payments on extended term payable arrangement	(13,385)	(14,103)
Payments on credit facility and capital lease obligations	(398)	(410)
Proceeds from issuance of common stock	208	269
Stock repurchase	-	(528)
Dividends paid	(2,042)	(1,970)
Excess tax benefit	64	95
Net cash used in financing activities	(4,056)	(241)

Net increase (decrease) in cash and cash equivalents	4,283	(3,999)
Cash and cash equivalents at beginning of the period	7,960	8,305
Cash and cash equivalents at the end of the period	$12,243	$4,306

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,357	$1,493
Net cash paid for income taxes	$258	$355

The accompanying notes are an integral part of the consolidated financial statements.

HICKORY TECH CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 1. Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of Hickory Tech Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Developments

We have reviewed recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations, cash flows or disclosures.

Note 2. Earnings and Dividends per Share

We compute earnings per share pursuant to the two-class method. Under the two-class method, unvested restricted shares that contain non-forfeitable rights to dividends are participating securities and therefore, are included in the computation of basic earnings per share. The two-class method includes an earnings allocation formula to determine earnings per share for common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Our unvested restricted shares issued under the Long-Term Executive Incentive Program ("LTEIP"), which contain the non-forfeitable right to receive dividends, are considered participating securities.

Basic earnings per share ("EPS") is calculated by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during each respective period. Any dividends paid on participating securities and any undistributed earnings considered to be attributable to participating securities are excluded from the numerator. The related participating securities are similarly excluded from the denominator. Diluted earnings per share are calculated by dividing net income applicable to common shares by the weighted average number of shares outstanding during the period increased by potentially dilutive common equivalent shares. Potentially dilutive common shares include stock options, stock subscribed under the HickoryTech Corporation Amended and Restated Employee Stock Purchase Plan ("ESPP"), retention stock awards and stock awarded under the LTEIP.

The computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 using the two-class method is as follows:

	Three Months Ended March 31
(Dollars in thousands, except share and earnings per share amounts)	2014	2013

Net income	$2,073	$1,626
Less: net income allocable to participating securities	(4)	(4)
Net income attributable to common shares	$2,069	$1,622

Weighted average shares outstanding	13,596,296	13,556,515
Stock options (dilutive only)	16,691	4,788
Stock subscribed ("ESPP")	1,196	-
Retention awards	17,452	8,349
Stock subscribed ("LTEIP")	28,192	8,777
Total dilutive shares outstanding	13,659,827	13,578,429

Earnings per share:
Basic and diluted	$0.15	$0.12

Dividends per share	$0.15	$0.145

The diluted earnings per share computation excluded 82,150 shares for the three months ended March 31, 2013, because their effect on earnings per share would have been anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2014.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first quarter of 2014 and 2013, respectively, are as follows:

Shares outstanding on record date	2014	2013
First quarter (February 15)	13,612,913	13,586,903

Dividends per share are based on the quarterly dividend per share as declared by our Board of Directors. During the first three months of 2014 and 2013, shareholders have elected to reinvest $79,000 and $78,000, respectively, of dividends into HickoryTech common stock pursuant to the Hickory Tech Corporation Dividend Reinvestment Plan.

There were no share repurchases in the first quarter of 2014. In March 2013, we acquired and retired 52,647 shares as part of our stock repurchase plan.

Note 3. Long-Lived Assets

An impairment charge of $633,000 was recognized within our Fiber and Data Segment during the quarter ended March 31, 2013. There were no such charges during the quarter ended March 31, 2014.

Note 4. Goodwill and Other Intangible Assets

We have goodwill in each of our reportable segments. Fiber and Data Segment goodwill resulted from our acquisitions of IdeaOne Telecom in 2012, CP Telecom in 2009 and Enventis Telecom in 2005. Equipment Segment goodwill also resulted from our acquisition of Enventis Telecom in 2005 and the Telecom Segment goodwill resulted from our acquisition of Heartland Telecommunications in 1997. The tax deductible portion of goodwill is $26,964,000.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Fiber and Data	$5,384	$5,384
Equipment	596	596
Telecom	23,048	23,048
Total goodwill	$29,028	$29,028

Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

The components of intangible assets are as follows:

(Dollars in thousands)		March 31, 2014		December 31, 2013
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,459	$6,233	$8,459	$6,061
Other intangible assets	1 - 5 years	3,130	1,491	3,130	1,440
Total		$11,589	$7,724	$11,589	$7,501

Amortization expense related to the definite-lived intangible assets was $223,000 for the three months ended March 31, 2014 and 2013.

Note 5. Fair Value of Financial Instruments

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

Our long-term debt agreement allows us to select short-term LIBOR pricing options, which we have elected. Therefore, the carrying amounts of our long-term debt approximate fair value. The fair value estimate of our interest rate swaps represent the net present value of future cash flows based on projections of the three-month LIBOR rate over the life of each swap. It also incorporates credit valuation adjustments to appropriately reflect both our own non-performance risk and the non-performance risk of the respective counterparties. See Note 9 "Financial Derivative Instruments" for further discussion regarding our interest rate swaps.

The carrying amount and the fair value of our long-term debt, after deducting current maturities, interest rate swaps and our investments are as follows:

(Dollars in thousands)		March 31, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2	$133,289	$133,289	$133,621	$133,621
Interest rate swaps	2	$1,182	$1,182	$1,426	$1,426
Investments	3	$3,595	n/a	$3,414	n/a

Our investments at March 31, 2014 and December 31, 2013 consist primarily of minority positions in various cooperatives and our investment in CoBank, ACB ("CoBank") and are accounted for under the cost method. CoBank is a cooperative bank owned by its customers, which is a lender in our credit facility. Annually, CoBank distributes patronage based on our outstanding debt balance with them; therefore, our investment represents the accumulation of the equity patronage issued to us by CoBank. All of these investment holdings result from patronage and our business relationship with various banks and vendors. It is impractical to determine fair value of these investments because there is no established market for these equity interests. We did not evaluate any of the investments for impairment during the three months ended March 31, 2014 and 2013 as there were no events or changes in circumstances indicating impairment may be present.

Note 6. Accrued Expenses and Other

The following table shows the Company's Consolidated Balance Sheets detail for accrued expenses and other:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Accrued incentive compensation	$516	$1,792
Accrued wages and commissions	2,692	3,543
Other accrued expenses	5,223	5,108
Total accrued expenses and other	$8,431	$10,443

Other accrued expenses are primarily made up of accrued real estate and use taxes, accrued interest, the current portion of post-retirement benefits and other accrued expenses.

Note 7. Extended Term Payable

Enterprise Integration Services, Inc. ("EIS"), a wholly owned subsidiary of HickoryTech, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the inventory and accounts receivable of our Equipment Segment and a guarantee of an amount up to $2,500,000 by HickoryTech. The agreement requires EIS to maintain specific levels of collateral relative to the outstanding balance due, provide select monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by EIS would require HickoryTech to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $6,991,000 and $8,879,000 at March 31, 2014 and December 31, 2013, respectively. The balance fluctuates on a quarterly basis dependent upon timing of customer orders. These balances are classified as current liabilities in the accompanying Consolidated Balance Sheets and are not considered part of our debt financing.

Note 8. Debt and Other Obligations

Our long-term obligations were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Debt (current and long-term)	$134,594	$134,932
Capital leases	246	275
Total debt	134,840	135,207
Current portion of:
Debt	1,353	1,353
Capital leases	198	233
Current maturities of long-term obligations	1,551	1,586
Long-term debt obligations, net of current maturities	$133,289	$133,621

On October 30, 2013 we amended our credit facility with a syndicate of banks, led by CoBank, ACB which provides us the option to pay interest at LIBOR or at a Base Rate, as defined in the agreements, plus an applicable margin. The maturity date of our amended credit facility is December 31, 2019. Our amended credit facility is comprised of a $30,000,000 revolving credit component ($30,000,000 available to borrow as of March 31, 2014, which includes $20,000 reserved for letters of credit) and a $135,270,000 term loan component ($134,594,000 outstanding as of March 31, 2014).

At March 31, 2014, we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

Note 9. Financial Derivative Instruments

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

We account for derivatives in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. If a derivative is designated as a hedge, the effective portion of changes in the fair value of derivatives is recorded as a component of accumulated other comprehensive income in shareholders' equity, net of tax, which is subsequently, reclassified into earnings when the underlying hedged transaction is recognized in earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The estimated amount expected to be reclassified as an increase to interest expense within the next twelve months is $96,000 at March 31, 2014. The ineffective portion of the fair value of derivatives is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings.

The fair value of our interest rate swap agreements were determined based on level 2 inputs. Listed below are the interest rate swap agreements outstanding as of March 31, 2014 which were designated as cash flow hedges of interest rate risk and have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The following table presents the fair value of our derivative instruments included in our Consolidated Balance Sheets as either current or long-term liabilities.

(Dollars in thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate derivatives designated as cash flow hedges
Pay-fixed swaps liabilities	Financial derivative instruments	$1,182	$1,426

The table below illustrates the effect of derivative instruments on consolidated operations.

		Three Months Ended
		March 31
(Dollars in thousands)	Location of (Gain) Loss	2014	2013
Interest rate derivatives designated as cash flow hedges
Losses recognized on effective portion of derivative instruments	Other comprehensive income	$53	$26
Losses reclassified from accumulated other comprehensive income into income	Interest expense	$32	$21
Losses recognized in income on ineffective portion and amount excluded from effectiveness testing	Interest expense	$-	$7

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

The components of net periodic benefit cost were as follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2014	2013
Service cost	$55	$67
Interest cost	132	120
Amortization of prior service credit	(236)	(236)
Recognized net actuarial loss	98	120
Net periodic benefit cost	$49	$71

Note 11. Accumulated Other Comprehensive Income (Loss)

The table below illustrates the effect on certain line items of net income of the amounts reclassified out of each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2014. See Note 9 "Financial Derivative Instruments" and Note 10 "Employee Post-Retirement Benefits" for additional details regarding the reclassifications below.

(Dollars in thousands)	Amounts Reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2014	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$32	Interest expense
	(13)	Income tax provision
	$19	Net of tax

Amortization of benefit pension items
Prior service credits	$236	(a)
Actuarial loss	(98)	(a)
	138	Total before tax
	(55)	Income tax provision
	$83	Net of tax

Total reclassifications of period	$102	Net of tax
(a)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 10 "Employee Post-Retirement Benefits."

Note 12. Income Taxes

The effective income tax rate from operations was 41.0% and 40.2% for the first quarter of 2014 and 2013, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of March 31, 2014, we had unrecognized tax benefits totaling $240,000 (net of tax) excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $213,000. Due to expirations of statute of limitations, it is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2010 except to the extent of losses utilized in subsequent years.

Note 13. Stock Compensation

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of the average closing price for the five days previous to the purchase date. Stock-based compensation expense was $231,000 and $219,000, respectively, in the three months ended March 31, 2014 and 2013. This includes compensation expense for share-based payment awards granted prior to, but not vested as of March 31, 2014. As of March 31, 2014, we had not yet recognized compensation expense related to non-vested awards totaling $1,636,000. The weighted average period over which this compensation expense will be recognized is 2.59 years.

1993 Stock Award Plan

Long-Term Executive Incentive Program ("LTEIP")

We carry obligations of $660,000 and $971,000 as of March 31, 2014 and December 31, 2013 respectively, related to liability classified awards under the LTEIP that will be settled in company common stock in future periods.

Non-vested restricted stock activity for the three months ended March 31, 2014 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	28,525	$9.83
Granted/settled	41,413	$13.31
Vested	(31,433)	$10.15
Forfeited	-	$-
Non-vested at March 31	38,505	$13.31

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the three months ended March 31, 2014 is as follows:

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	31,285	$8.77
Granted	4,000	$12.10
Vested	-	$-
Forfeited	-	$-
Non-vested at March 31	35,285	$9.15

Stock Options

Stock options granted may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year.

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1	102,450	$10.35
Granted	-	$-
Exercised	(10,800)	$11.04
Forfeited	-	$-
Expired	(28,200)	$11.68
Outstanding at March 31	63,450	$9.64
Exercisable at March 31	60,116	$9.67

In the three months ended March 31, 2014, we received $119,000 in cash related to stock options exercised during the period.

Note 14. Quarterly Segment Financial Summary

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

Segment information for the three months ended March 31, 2014 and 2013 is as follows:

(Dollars in thousands)				Corporate and
Three Months Ended March 31, 2014	Fiber and Data	Equipment	Telecom	Other (2)	Consolidated
Revenue from unaffiliated customers	$17,478	$12,248	$13,934	$580	$44,240
Intersegment revenue	221	-	434	(655)	-
Total operating revenue	17,699	12,248	14,368	(75)	44,240

Asset impairment	-	-	-	-	-
Depreciation and amortization	3,190	138	3,678	574	7,580
Operating income (loss)	2,947	486	1,895	(835)	4,493
Interest expense	-	-	-	979	979
Income tax provision (benefit)	1,208	199	777	(743)	1,441
Net income (loss)	1,739	287	1,118	(1,071)	2,073
Total assets	116,481	16,120	104,999	24,517	262,117
Property, plant and equipment, net	97,474	1,959	74,280	5,028	178,741
Additions to property, plant and equipment (1)	2,588	109	1,804	433	4,934

(Dollars in thousands)				Corporate and
Three Months Ended March 31, 2013	Fiber and Data	Equipment	Telecom	Other (2)	Consolidated
Revenue from unaffiliated customers	$16,471	$17,237	$14,248	$813	$48,769
Intersegment revenue	213	-	417	(630)	-
Total operating revenue	16,684	17,237	14,665	183	48,769

Asset impairment	633	-	-	-	633
Depreciation and amortization	2,796	85	3,703	425	7,009
Operating income (loss)	1,638	821	1,870	(472)	3,857
Interest expense	-	-	-	1,139	1,139
Income tax provision (benefit)	677	337	767	(687)	1,094
Net income (loss)	961	485	1,104	(924)	1,626
Total assets	113,326	23,365	110,382	16,352	263,425
Property, plant and equipment, net	94,153	1,904	79,569	5,709	181,335
Additions to property, plant and equipment (1)	2,943	558	1,760	528	5,789
(1) Does not include change in materials and supplies.
(2) Includes intersegment eliminations.

Note 15. Commitments and Contingencies

In April 2014, we received a notice from a large interexchange carrier disputing approximately $486,000 of interstate and intrastate switched access charges that we billed them. We do not agree with this dispute and cannot predict the outcome of such proceedings nor their impact, if any, to the Company. This dispute is also being initiated against many other similar companies in our industry. The circumstances do not satisfy the criteria for accrual in accordance with FASB ASC Topic 450-20, "Loss Contingencies."

We are involved in certain other contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "targets," "projects," "will," "may," "continues," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause such a difference include, but are not limited to, those contained in Item 1A of Part II, "Risk Factors" of this Quarterly Report on Form 10-Q and Item 1A of Part I, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, "Critical Accounting Policies and Estimates," in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

We report our operations in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our business segments can be found in Note 14 "Quarterly Segment Financial Summary."

Executive Summary

Our focus remains on business and broadband growth opportunities, enhancing our broadband services and providing our customers with exceptional service while maintaining our traditional telecom services. Business and broadband revenue accounted for approximately 80% of our total consolidated revenue in the first quarter of 2014 and 79% in the first quarter of 2013. This revenue is derived from the Fiber and Data Segment, Equipment Segment and broadband revenue from our Telecom Segment. Revenue diversification has transformed our company into a regional communication solutions provider and revenue growth in these strategic areas is anticipated to offset the revenue decline associated with legacy telecom services.

We continue to add fiber access networks within our core footprint in areas where we see the most opportunities to extend our fiber network directly to business customers. We leverage our regional network and long-haul routes to provide transport service to wireless service providers or backhaul services to accommodate the growth in wireless data usage. We continue to invest in our network to expand and enhance our service offerings and increase speeds and capacity in our service areas. As we move into 2014, we are continually examining and enhancing our product portfolio to meet the increased expectations of our business customers with integrated voice and data services to offer them flexibility in meeting their communication needs. Looking forward, we will leverage our expertise as a Cisco Gold partner with a Master Cloud Builder Specialization to further develop our cloud services offering demonstrating our innovation and commitment to meet our customer needs by offering premise-based and cloud managed and hosted solutions.

As our revenue streams diversify, our revenue mix could result in a higher proportion of lower margin revenues. We are closely managing our cost structure and plan to manage our costs through network grooming and other expense reductions driven by operational and system efficiencies.

We are now leveraging Enventis as our unified brand throughout our entire service area. We are seeking shareholder approval to change our corporate name to Enventis Corporation at our annual meeting on May 6, 2014.

Highlights for the quarter ended March 31, 2014 include:

·	Significant success-based capital investments, which directly support specific contracted customer revenue-generating projects, accounted for approximately 71% of our total capital expenditures.
·
Consolidated first quarter revenue was $44.2 million, a 9% decline compared to 2013, due to a decrease in equipment revenue of $5.3 million, partially offset by a net increase in our higher margin service revenue of $808,000.

o
We experienced growth in both our business and wholesale services in our Fiber and Data Segment revenue, reflecting revenue growth in advanced communication services to enterprise and small-business customers and fiber access services to wireless carriers.

o	Equipment Segment revenue posted a decline of 29% driven by a 35% decline in equipment revenue. Services revenue in this segment grew 19%.
o	Telecom experienced a decline of 2% in revenue. Growth in broadband revenue helped to mitigate the ongoing decline in traditional local service and network access revenue.
·	Total costs and expenses declined $5.2 million due to lower equipment sales levels along with our effort to manage expenses.
·	Net income of $2.1 million is up 27%.
·
EBITDA of $12.1 million in 2014 is up $1.2 million or 11%. Management believes this is an important financial measure as it represents our ability to generate cash flow and is used internally in evaluating our performance. A reconciliation of net income to EBITDA can be found in the non-GAAP measures section. Growth in our business segments is offsetting the decline in our traditional telecom services.

Fiber and Data Segment
The following table provides detail of the Fiber and Data Segment operating results.

	Three Months Ended
	March 31%
(Dollars in thousands)	2014	2013	Change

Operating revenue before intersegment eliminations:
Business	$9,663	$8,825	9%
Wholesale	7,815	7,646	2%
Intersegment	221	213	4%
Total operating revenue	$17,699	$16,684	6%

Cost of services
(excluding depreciation and amortization)	$8,206	$8,257	-1%
Selling, general and administrative expenses	3,356	3,360	0%
Asset impairment	-	633	100%
Depreciation and amortization	3,190	2,796	14%
Total costs and expenses	14,752	15,046	-2%

Operating income	$2,947	$1,638	80%
Net income	$1,739	$961	81%

Capital expenditures (A)	$2,588	$2,943	-12%
(A) Does not include change in materials and supplies.

Revenue

The Fiber and Data Segment revenue streams are generally based on a monthly recurring revenue base, which to a large extent, includes multi-year contracts.

Business. We serve enterprise and commercial business customers with advanced data services such as Ethernet, Private Line, MPLS, Dedicated Internet, voice and VoIP services. We develop data and Internet solutions to meet the needs of our customers.

Fiber and Data business revenue grew $838,000 or 9% in the current quarter compared to 2013. Continued demand for advanced communications services such as integrated voice and data services from business customers is driving the growth in our business services revenue. This revenue stream is also favorably impacted by the transition by businesses from traditional voice services to enhanced VoIP products and services. We remain committed to expanding and enhancing our capabilities and business service offerings to meet our customers' voice and data needs. Growth in our last-mile connections and our local networks is driving the sale of data services, including Ethernet, MPLS, Dedicated Internet, Private Line and VoIP services. This growth may be tempered by customer churn and price compression. We plan to begin offering new cloud-based managed and hosted solutions during the second half of 2014, which is expected to provide future revenue growth in this area.

Wholesale. We provide fiber and data services to regional and national service providers including wireless carriers, telecom providers and other service providers. We provide fiber-based transport and access services through our extensive regional fiber network and fiber access rings, supported by a 24x7x365 Network Operations Center. Our services can be extended beyond our regional network through agreements and interconnections with other carriers for end-to-end national connectivity. Our expertise allows us to deliver custom network solutions and leverage our capabilities to provide a high-bandwidth, self-healing platform to provide reliable service.

Fiber and Data wholesale revenue grew $169,000 or 2% in the current quarter compared to 2013. With multi-media content and applications becoming a larger part of the wireless traffic, bandwidth demands are rapidly on the rise to support current and future traffic growth. Wireless carriers requirements for higher bandwidth connections such as Ethernet, DWDM and MPLS technologies are driving the overall revenue growth in wholesale services. The number of fiber-served cell sites we service increased from 59 at March 31, 2013 to 89 sites at March 31, 2014. We expect revenue growth by building to additional cell sites in targeted areas and upgrading bandwidth and services on existing towers. However, certain wholesale contracts with large wireless carriers expire during 2014, and we anticipate a portion of these contracts to migrate to customer networks which will temper wholesale revenue growth. Wholesale revenue continues to be hampered by industry consolidation, technological changes, customer network grooming and price compression.

Cost of Services (excluding Depreciation and Amortization)

Cost of services decreased $51,000 or 1% in the first quarter of 2014 compared to 2013. The main contributors include:
·	A decrease of $187,000 in circuit related expenses primarily due to our efforts of grooming circuits from off-net providers to our own network.
·	A decrease of $66,000 in Universal Service Fund ("USF") charges.
·	A net decline of $96,000 in other expenses.

·	An increase of $118,000 in wages, benefits and other compensation-related expenses driven by the necessary resources to accommodate the growth initiatives in this segment.
·	An increase of $57,000 in maintenance contracts related to the deployment of new infrastructure and customer premise equipment.
·	An increase of $48,000 in leased fiber capacity related to expenses to expand our fiber footprint.
·	An increase of $40,000 in professional fees related to IT professional services.
·	An increase of $35,000 in access expense related to the increased long distance traffic associated with our SingleLink product.

Selling, General and Administrative Expenses

We are investing in our business to support growth initiatives and provide exceptional service to our customers. We remain committed to scaling the business through process improvements and building system efficiencies. Selling, general and administrative expenses remained consistent from 2014 to 2013. Expenses to note include:
·	An increase of $131,000 in corporate expenses as more resources and attention are focused on process and system efficiencies, and success and growth of this segment.
·	A net increase of $66,000 in other expenses.
·	A decrease of $201,000 in wages, benefits and other compensation-related expenses.

Asset Impairment

We recognized an asset impairment of $633,000 in the first quarter of 2013 related to assets supporting a service we elected to discontinue. There were no such charges in the first quarter of 2014.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased $394,000 or 14% in the first quarter compared to the same period in 2013. We continue to invest in our network to increase its reliability and capacity along with targeted investments which support our growth initiatives.

Equipment Segment
The following table provides detail of the Equipment Segment operating results.

	Three Months Ended
	March 31%
(Dollars in thousands)	2014	2013	Change

Operating revenue before intersegment eliminations:
Equipment	$10,027	$15,364	-35%
Services	2,221	1,873	19%
Total operating revenue	$12,248	$17,237	-29%

Cost of sales
(excluding depreciation and amortization)	$8,544	$13,222	-35%
Cost of services
(excluding depreciation and amortization)	1,777	1,695	5%
Selling, general and administrative expenses	1,303	1,414	-8%
Depreciation and amortization	138	85	62%
Total costs and expenses	11,762	16,416	-28%

Operating income	$486	$821	-41%
Net income	$287	$485	-41%

Capital expenditures	$109	$558	-81%

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

Equipment revenue declined $5,337,000 or 35% in the first quarter compared to 2013. We continue to experience success in selling data and communications equipment as customers invest in technology and IT solutions such as unified communication products, data center products, cloud computing solutions, storage, data analysis and IT virtualization. This revenue stream is non-recurring and the decline can be attributed to the timing of customer sales which vary from quarter to quarter.

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

Equipment services revenue increased $348,000 or 19% in the first quarter compared to 2013. The growth correlates with our plan to focus on growing the higher margin service revenue. Approximately 72% of the increase is driven by contract services and support fees revenue. The remainder of the increase is related to an increase in maintenance revenue. Maintenance revenue is largely tied to equipment installations, and Smartnet contracts are typically three to five years. This revenue stream is cyclical in nature and is subject to timing of projects and renewal opportunities.

Cost of Sales (excluding Depreciation and Amortization)

Cost of sales is composed of equipment material costs associated with equipment sales. The decline of $4,678,000 or 35% in cost of sales is in direct proportion to the 35% decline in equipment sales when compared to 2013. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $82,000 or 5% in 2014 compared to 2013. The change can be attributed to:
·	An increase of $35,000 in wages and benefits.
·	An increase of $31,000 in contract labor associated with the higher services revenue.
·	A net increase of $16,000 in other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $111,000 or 8% in 2014 compared to 2013. The primary contributors include:
·	A decrease of $123,000 in commission expense related to lower sales.
·	A net increase of $12,000 in other expenses.

Depreciation and Amortization

Depreciation expense increased $53,000 or 62% in the first quarter compared to 2013, driven by expansion of office space.

Telecom Segment
The following table provides detail of the Telecom Segment operating results.

	Three Months Ended
	March 31%
(Dollars in thousands)	2014	2013	Change
Operating revenue before intersegment eliminations:

Local service	$2,730	$2,963	-8%
Network access	4,415	4,701	-6%
Broadband	5,276	5,005	5%
Other	1,513	1,579	-4%
Intersegment	434	417	4%
Total Telecom operating revenue	$14,368	$14,665	-2%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$13,934	$14,248
Intersegment	434	417
	14,368	14,665

Cost of services (excluding depreciation and amortization)	6,809	6,847	-1%
Selling, general and administrative expenses	1,986	2,245	-12%
Depreciation and amortization	3,678	3,703	-1%
Total Telecom costs and expenses	12,473	12,795	-3%

Operating income	$1,895	$1,870	1%
Net income	$1,118	$1,104	1%

Capital expenditures (A)	$1,804	$1,760	3%

Key metrics
Business access lines	18,788	20,016
Residential access lines	20,267	21,744
Total access lines	39,055	41,760
High-speed Internet ("DSL") customers	21,178	20,327
Digital TV customers	11,788	10,910
(A) Does not include change in materials and supplies.

Revenue
Local Service. We provide voice services, enhanced calling features and miscellaneous local services for local residential and business customers. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls.

Local service revenue declined $233,000 or 8% in the first quarter compared to the same period in 2013 primarily driven by a 6% decline in local access lines reflecting the impacts of the industry-wide decline in access lines and price compression due to competition and alternative communication options. We also expect modest erosion in our access lines as customers' transition from traditional voice services to enhanced VoIP products, including our own competing VoIP product offered through our Fiber and Data Segment.

To mitigate the trend of declining access lines, we continue to emphasize our competitive service bundles offering our customers flexible options to satisfy their communication and entertainment needs.

Network Access. We provide access services to other communications carriers to terminate or originate long distance calls on our network. We also bill subscriber line charges to our customers for access to the public switched network. Network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to Incumbent Local Exchange Carriers ("ILEC"). Special access circuits provide dedicated lines and trunks to businesses and interexchange carriers. All of these revenue sources are components of network access revenue.

Network access revenue declined $286,000 or 6% in the first quarter of 2014 compared to 2013. Declining access lines and lower minutes of use on our network driven by competition and network grooming/optimization by the carriers contribute to this revenue decline. This revenue stream was, and will continue to be, impacted by regulatory decisions, particularly FCC Order 11-161 which reformed the framework of the Universal Service Fund and intercarrier compensation. Provisions in FCC Order 11-161 call for reductions of interstate and intrastate access charges through gradual annual reductions in rates for certain access components. However, the introduction of the Connect America Fund ("CAF") and additional charges to end-user subscribers has helped to mitigate this revenue stream decline. As anticipated, we experienced a decline in minutes-of-use, end-user and special access revenue which was partially offset by higher support revenue.

Broadband. We provide residential and business broadband services for monthly recurring revenue. Broadband services include high-speed Internet, digital TV services, and business Ethernet and data services.

Broadband revenue increased $271,000 or 5% in the current quarter compared to 2013. The broadband revenue growth is attributable to the success of our multi-service bundles which is reflected in the 8% and 4% growth in our digital TV and high-speed Internet ("DSL") customer subscribers, respectively. Broadband revenue comprised 12% of our consolidated revenue in 2014 compared to 10% in 2013. We expect our broadband revenue to grow but at tapered rates due to the competitive pricing we offer our customers and the competitive approach from cable providers.

We strive to provide the best service experiences for both our residential and business customers. We continue to invest in our broadband network giving us the ability to remain competitive in our broadband service offerings and deliver reliable services. Our multi-service bundles offer our customers competitive and flexible options with pricing discounts when bundling digital TV, Internet and/or voice services. Additional discounts are offered if a customer opts into a six-month, one- or two-year agreement. We believe the bundles provide our customers valuable money-saving packages and positively impact our customer retention.

Other Revenue. Other revenue consists primarily of directory publishing, long distance, sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue decreased $66,000 or 4% during the current quarter compared to 2013 primarily attributable to lower directory revenue as businesses elect online media platforms over traditional printed directories and lower customer premise equipment revenue.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) declined $38,000 or 1% in the first quarter compared to 2013. The main contributors include:
·	A decline of $149,000 in wages and benefits driven by a smaller workforce and savings associated with our post-retirement benefits.
·	A decline of $99,000 in material write-offs related to materials management.
·	A decline of $84,000 in access expense is a direct result of lower long distance minutes on our network and our declining customer base due to competition and technological alternatives.
·	A net decrease of $175,000 in other expenses, which include decreases in directory fees, USF fees, contract labor and computer expenses.

·	An increase of $259,000 in programming expenses related to higher programming network fees associated with providing our digital TV service and our growing subscriber base.
·	An increase of $136,000 related to loss on disposal of assets associated with our digital TV service.
·	An increase of $74,000 in repair and maintenance expense primarily due to customer equipment maintenance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $259,000 or 12% in the first quarter of 2014 compared to 2013 driven primarily by:
·	A decrease of $142,000 in corporate expense as our focus and resources shift toward the growth in the Fiber and Data Segment.
·	A decline of $100,000 in regulatory fees.
·	A net decline of $17,000 in other expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $25,000 or 1% in the first quarter compared to 2013. As we continue to manage the anticipated declines in profitability in this segment, we selectively choose to invest in our broadband network and other revenue-generating projects.

Consolidated Results

Interest Expense

Consolidated interest expense of $979,000 in the first quarter of 2014 is 14% lower compared to the same period in 2013 driven primarily by the refinancing of our credit facility in October 2013. The outstanding balance of our debt obligations (long-term and current portion) declined $1,531,000 from $136,371,000 at March 31, 2013 to $134,840,000 as of March 31, 2014. The March 31, 2014 debt balance decreased $367,000 since December 31, 2013.

Income Taxes

Our effective income tax rate for the first quarter of 2014 and 2013 was 41.0% and 40.2%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (current assets minus current liabilities) was $14,698,000 as of March 31, 2014 compared to working capital of $12,893,000 as of December 31, 2013. The ratio of current assets to current liabilities was 1.6 as of March 31, 2014 and 1.4 as of December 31, 2013.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) was $184,776,000 at March 31, 2014 reflecting 27% equity and 73% debt. This compares to a total capital structure of $184,517,000 at December 31, 2013, also reflecting 27% equity and 73% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a leverage ratio of approximately 2.8 times debt to Earnings Before Interest, Tax, Depreciation and Amortization, ("EBITDA") as defined in our credit agreement; well within the acceptable limit for our agreement and our industry. Our leverage ratio of 2.8 times debt to EBITDA is well within our amended credit facility limit of 3.50 times, and is a source of capital as we consider future opportunities.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $6,991,000 and $8,879,000 as of March 31, 2014 and December 31, 2013, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital. See Note 7 "Extended Term Payable."

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes and dividends while paying down our debt obligations. We have not changed our equity capitalization, and new equity was not a source of liquidity during the period. Our cash and cash equivalents balance increased $4,283,000 from $7,960,000 at December 31, 2013 to $12,243,000 as of March 31, 2014 primarily due to consolidated operating results and the timing of our capital expenditures and the working capital needs of our Equipment Segment.

Cash Flows

We expect cash flows from operations, cash and cash equivalents, and borrowings available under our credit facility will be sufficient to meet our current and long-term liquidity and capital requirements. For temporary increases in cash demand, we utilize our cash inflow. For more significant fluctuations in liquidity, driven by growth initiatives, we rely on our senior credit facility. These sources coupled with our access to a $30,000,000 revolving credit facility (presently unused) provide further assurance against interruption in our business plans due to financing. Our expected primary cash outflows include funding ongoing working capital requirements, capital expenditures, scheduled principal and interest payments on our credit facility, temporary financing of trade accounts receivable and the payment of dividends as they are declared.

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

The following table details the cash flow changes for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Three Months Ended March 31
	2014	2013	% Change
Net cash provided by (used in):
Operating activities	$13,478	$1,953	590%
Investing activities	(5,139)	(5,711)	-10%
Financing activities	(4,056)	(241)	1583%
Net change in cash and cash equivalents	$4,283	$(3,999)	-207%

Cash from operations represents the amount of cash generated by our daily operations after the payment of operating obligations and is our most significant source of liquidity. In both years, cash generated from operations was primarily attributable to net income and non-cash expenses included depreciation and amortization. The increase in net cash provided by operating activities is primarily driven by our receivables which is related to the timing and volume of equipment orders associated with our Equipment Segment.

Capital expenditures is our primary recurring investing activity and decreased minimally when comparing 2014 to 2013. Our capital expenditures continue to be directed toward leveraging our statewide fiber network in success-based and network expansion projects, such as customer fiber builds, fiber to cell sites and expansion in key strategic locations. Seventy-one percent of our capital expenditures was success-based spending during the first quarter of 2014. Cash requirements for capital expenditures were funded using cash generated by our daily operations.

Financing activities primarily consist of borrowings and payments on our credit facility and payment of dividends to our shareholders. The increase in cash used in financing activities is primarily due to the timing and volume of equipment orders in our Equipment Segment causing a $1,888,000 decrease in our extended term payable in the first quarter of 2014 compared to an increase of $2,303,000 in 2013. Dividends during the first three months of 2014 and 2013 were $2,042,000 and $1,970,000, respectively, an increase of 3.7%. A dividend of $0.15 per share payable in the second quarter of 2014 was declared by our Board of Directors in March 2014. We expect to pay similar dividends in the future; however, this will be dependent upon many factors, such as operating results, capital requirements, debt compliance and other factors.

Our long-term obligations, including current maturities of debt and capital leases as of March 31, 2014 and December 31, 2013 were $134,840,000 and $135,207,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States of America ("non-GAAP financial measures"). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:	March 31, 2014
(A) Total debt (including outstanding letters of credit)	$134,860

EBITDA per our credit agreement
Three months ended 3-31-14	12,073
Three months ended 12-31-13	12,019
Three months ended 9-30-13	11,801
Three months ended 6-30-13	12,276
(B) Total adjusted EBITDA per our credit agreement	$48,169

Total leverage ratio (A)/(B)	2.80

Maximum leverage ratio allowed	3.50

(Dollars in thousands)
Debt Service Coverage Ratio:	March 31, 2014
EBITDA per our credit agreement, minus	$48,169
Income taxes	(5,633)
(A)	$42,536

(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	6,084

Debt service coverage ratio (A)/(B)	7.0

Minimum debt service ratio allowed	2.5

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found in Note 1 "Basis of Presentation and Consolidation."

Reconciliation of Non-GAAP Financial Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also use certain non-GAAP measures including EBITDA and EBITDA (as defined in our credit agreement) to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures should not be considered in isolation or as a substitute for net income as a measure of performance and net cash flow provided by operating activities as a measure of liquidity. EBITDA is included as a supplemental disclosure because management believes that it provides (1) additional information with respect to our ability to service debt, fund capital expenditures and meet working capital requirements, (2) helpful measure for comparing our operating performance with the performance of other companies with different capital structures or tax rates, (3) comparison of our business segments performance to other public companies and (4) is a leading component of incentive-based compensation for operating management. Reconciliations to the most directly comparable GAAP measure are provided below.

(Dollars in thousands)	Three Months Ended March 31
	2014	2013
Net income	$2,073	$1,626
Add:
Depreciation and amortization	7,580	7,009
Interest expense	979	1,139
Income taxes	1,441	1,094
EBITDA	$12,073	$10,868

Asset impairment	-	633
Adjusted EBITDA per our credit agreement	$12,073	$11,501

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates averaged 10% more for the quarter ended March 31, 2014, our interest expense would have increased $50,000.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: May 2, 2014	HICKORY TECH CORPORATION

	By:	/s/ John W. Finke
John W. Finke, President and Chief Executive Officer

	By:	/s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer