Form 10-Q
period 2014-06-30
Enventis Corp
filed 2014-07-30
CIK 766561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-13721

ENVENTIS CORPORATION
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

The total number of shares of the Registrant's common stock outstanding as of July 25, 2014: 13,665,701.

PART I Financial Information

PART II Other Information

Part I Financial Information

Item 1. Financial Statements

ENVENTIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except share and per share amounts)	2014	2013	2014	2013
Operating revenue:
Services	$35,671	$34,231	$69,884	$67,636
Equipment	14,052	12,910	24,079	28,274
Total operating revenue	49,723	47,141	93,963	95,910

Costs and expenses:
Cost of sales, excluding depreciation and amortization	12,357	10,860	20,901	24,082
Cost of services, excluding depreciation and amortization	17,335	16,971	33,995	33,570
Selling, general and administrative expenses	8,327	7,047	15,290	14,496
Asset impairment	-	5	-	638
Depreciation and amortization	7,510	7,252	15,090	14,261
Total costs and expenses	45,529	42,135	85,276	87,047

Operating income	4,194	5,006	8,687	8,863

Other income (expense):
Interest and other income	8	13	8	15
Interest expense	(991)	(1,131)	(1,970)	(2,270)
Total other expense	(983)	(1,118)	(1,962)	(2,255)

Income before income taxes	3,211	3,888	6,725	6,608
Income tax provision	1,300	1,567	2,741	2,661

Net income	$1,911	$2,321	$3,984	$3,947

Basic earnings per share	$0.14	$0.17	$0.29	$0.29

Weighted average common shares outstanding	13,641,564	13,531,007	13,619,055	13,543,690

Diluted earnings per share	$0.14	$0.17	$0.29	$0.29

Weighted average common and equivalent shares outstanding	13,696,119	13,576,967	13,679,378	13,584,749

Dividends per share	$0.15	$0.145	$0.30	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

ENVENTIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2014	2013	2014	2013

Net income	$1,911	$2,321	$3,984	$3,947
Other comprehensive income:
Designated interest rate swaps:
Changes in fair value	5	65	(16)	60
Income tax (expense) benefit	(2)	(26)	6	(24)
Unrealized holding gain (loss) on designated interest rate swaps	3	39	(10)	36

Post-retirement benefit plan:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	98	120	196	240
Amortization of prior service credit	(236)	(236)	(472)	(472)
Income tax benefit	55	46	110	92
Change in post-retirement benefit plan	(83)	(70)	(166)	(140)

Other comprehensive loss	(80)	(31)	(176)	(104)

Comprehensive income	$1,831	$2,290	$3,808	$3,843

The accompanying notes are an integral part of the consolidated financial statements.

ENVENTIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in thousands except share and per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,478	$7,960
Receivables, net of allowance for doubtful accounts of $344 and $370	31,650	26,073
Inventories	1,043	1,668
Income taxes receivable	3,334	970
Deferred income taxes, net	2,377	2,660
Prepaid expenses	2,753	2,545
Other	1,034	1,386
Total current assets	49,669	43,262

Investments	3,595	3,414

Property, plant and equipment	471,823	461,712
Accumulated depreciation and amortization	(293,754)	(280,386)
Property, plant and equipment, net	178,069	181,326

Other assets:
Goodwill	29,028	29,028
Intangible assets, net	3,827	4,088
Deferred costs and other assets	6,435	5,762
Total other assets	39,290	38,878

Total assets	$270,623	$266,880

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,586	$3,163
Extended term payable	13,068	8,879
Deferred revenue	5,202	6,056
Accrued expenses and other	11,201	10,443
Financial derivative instruments	371	242
Current maturities of long-term obligations	1,504	1,586
Total current liabilities	34,932	30,369

Long-term liabilities:
Debt obligations, net of current maturities	132,938	133,621
Accrued income taxes	246	244
Deferred revenue	2,570	2,705
Financial derivative instruments	537	1,184
Accrued employee benefits and deferred compensation	12,357	12,344
Deferred income taxes	37,199	37,103
Total long-term liabilities	185,847	187,201

Total liabilities	220,779	217,570

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, $0.10 stated value
Shares authorized: 100,000,000
Shares issued and outstanding: 13,646,449 in 2014 and 13,568,871 in 2013	1,365	1,357
Additional paid-in capital	17,271	16,462
Retained earnings	30,675	30,782
Accumulated other comprehensive income	533	709
Total shareholders' equity	49,844	49,310

Total liabilities and shareholders' equity	$270,623	$266,880

The accompanying notes are an integral part of the consolidated financial statements.

ENVENTIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(Dollars in thousands)	2014	2013

OPERATING ACTIVITIES:
Net income	$3,984	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,090	14,261
Asset impairment	-	638
Accrued patronage refunds	(407)	(353)
Stock-based compensation expense	423	429
Loss on financial derivative instruments	66	46
Excess tax benefit	(63)	(100)
Other	388	515
Changes in operating assets and liabilities, net of effect from acquired net assets
Receivables	(5,736)	(4,888)
Prepaid expenses	(208)	(507)
Inventories	625	2,106
Accounts payable and accrued expenses	253	(4,686)
Deferred revenue, billings and deposits	(989)	15
Income taxes	(1,807)	(453)
Other	502	664
Net cash provided by operating activities	12,121	11,634

INVESTING ACTIVITIES:
Additions to property, plant and equipment and materials and supplies	(12,399)	(12,862)
Broadband stimulus grant received	-	831
Proceeds from sales of assets	136	114
Net cash used in investing activities	(12,263)	(11,917)

FINANCING ACTIVITIES:
Borrowings on extended term payable arrangement	30,881	32,231
Payments on extended term payable arrangement	(26,692)	(29,479)
Payments on credit facility and capital lease obligations	(795)	(821)
Proceeds from issuance of common stock	294	355
Stock repurchase	-	(1,275)
Dividends paid	(4,091)	(3,936)
Excess tax benefit	63	100
Net cash used in financing activities	(340)	(2,825)

Net decrease in cash and cash equivalents	(482)	(3,108)
Cash and cash equivalents at beginning of the period	7,960	8,305
Cash and cash equivalents at the end of the period	$7,478	$5,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,103	$2,960
Net cash paid for income taxes	$4,548	$2,763

The accompanying notes are an integral part of the consolidated financial statements.

ENVENTIS CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Note 1. Basis of Presentation and Consolidation

On June 29, 2014, Enventis Corporation, a Minnesota corporation ("Enventis"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Enventis, Consolidated Communications Holdings, Inc., a Delaware corporation ("Consolidated"), and Sky Merger Sub Inc., a Minnesota corporation and wholly owned subsidiary of Consolidated ("Merger Sub"), pursuant to which Merger Sub will merge with and into Enventis (the "Merger"). See Note 15 "Pending Merger."

The accompanying unaudited consolidated financial statements of Enventis Corporation, formerly Hickory Tech Corporation, and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2013.

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

Our consolidated financial statements report the financial condition and results of operations for Enventis Corporation and its subsidiaries in three reportable segments: Fiber and Data, Equipment and Telecom. Intercompany transactions have been eliminated from the consolidated financial statements.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation - Stock Compensation" providing explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606. The new standard provides a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

We have reviewed other recently issued accounting pronouncements and determined they are either not applicable to our business or no material effect is expected on our financial position, results of operations, cash flows or disclosures.

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

Basic earnings per share ("EPS") is calculated by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during each respective period. Any dividends paid on participating securities and any undistributed earnings considered to be attributable to participating securities are excluded from the numerator. The related participating securities are similarly excluded from the denominator. Diluted earnings per share are calculated by dividing net income applicable to common shares by the weighted average number of shares outstanding during the period increased by potentially dilutive common equivalent shares. Potentially dilutive common shares include stock options, stock subscribed under the Enventis Corporation Amended and Restated Employee Stock Purchase Plan ("ESPP"), retention stock awards and stock awarded under the LTEIP.

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 using the two-class method is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and earnings per share amounts)	2014	2013	2014	2013

Net income	$1,911	$2,321	$3,984	$3,947
Less: net income allocable to participating securities	(3)	(4)	(7)	(8)
Net income attributable to common shares	$1,908	$2,317	$3,977	$3,939

Weighted average shares outstanding	13,641,564	13,531,007	13,619,055	13,543,690
Stock options (dilutive only)	18,293	5,896	17,228	5,320
Stock subscribed ("ESPP")	-	-	-	-
Retention awards	19,667	16,775	19,544	13,980
Stock subscribed ("LTEIP")	16,595	23,289	23,551	21,759
Total dilutive shares outstanding	13,696,119	13,576,967	13,679,378	13,584,749

Earnings per share:
Basic and diluted	$0.14	$0.17	$0.29	$0.29

Dividends per share	$0.15	$0.145	$0.30	$0.29

There were no anti-dilutive shares for the three and six months ended June 30, 2014.  The diluted earnings per share computation excluded 77,150 shares and 82,150 shares for the three and six months ended June 30, 2013, respectively, because their effect on earnings per share would have been anti-dilutive.

Cash dividends are based on the number of common shares outstanding at their respective record dates. The number of shares outstanding as of the record date for the first and second quarters of 2014 and 2013, respectively, are as follows:

Shares outstanding on record date	2014	2013
First quarter (February 15)	13,612,913	13,586,903
Second quarter (May 15)	13,654,438	13,559,043

Dividends per share are based on the quarterly dividend per share as declared by our Board of Directors. During the first six months of 2014 and 2013, shareholders elected to reinvest $154,000 of dividends into Enventis common stock pursuant to the Enventis Corporation Dividend Reinvestment Plan.

There were no share repurchases in the first six months of 2014. During the six months ended June 30, 2013, we acquired and retired 124,285 shares as part of our stock repurchase plan.

Note 3. Long-Lived Assets

There were no asset impairment charges during the first six months of 2014. We did recognize an impairment charge of $5,000 within our Fiber and Data Segment during the quarter ended June 30, 2013, bringing total impairment charges for the six months ended June 30, 2013 to $638,000.

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

(Dollars in thousands)	June 30, 2014	December 31, 2013
Fiber and Data	$5,384	$5,384
Equipment	596	596
Telecom	23,048	23,048
Total goodwill	$29,028	$29,028

Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

The components of intangible assets are as follows:

(Dollars in thousands)		June 30, 2014		December 31, 2013
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets
Customer relationships	1 - 8 years	$8,459	$6,405	$8,459	$6,061
Other intangible assets	1 - 5 years	3,312	1,539	3,130	1,440
Total		$11,771	$7,944	$11,589	$7,501

Amortization expense related to the definite-lived intangible assets was $443,000 for the six months ended June 30, 2014 and 2013.

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

The carrying amount and the fair value of our long-term debt, after deducting current maturities, interest rate swaps and our investments are as follows:

(Dollars in thousands)		June 30, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2	$132,938	$132,938	$133,621	$133,621
Interest rate swaps	2	$908	$908	$1,426	$1,426
Investments	3	$3,595	n/a	$3,414	n/a

Our investments at June 30, 2014 and December 31, 2013 consist primarily of minority positions in various cooperatives and our investment in CoBank, ACB ("CoBank") and are accounted for under the cost method. It is impractical to determine fair value of these investments because there is no established market for these equity interests. We did not evaluate any of the investments for impairment during the six months ended June 30, 2014 and 2013 as there were no events or changes in circumstances indicating impairment may be present.

Note 6. Accrued Expenses and Other

The following table shows the Company's Consolidated Balance Sheets detail for accrued expenses and other:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Accrued incentive compensation	$1,046	$1,792
Accrued wages and commissions	3,555	3,543
Other accrued expenses	6,600	5,108
Total accrued expenses and other	$11,201	$10,443

Other accrued expenses are primarily made up of accrued real estate and use taxes, accrued interest, the current portion of post-retirement benefits and other accrued expenses.

Note 7. Extended Term Payable

Enterprise Integration Services, Inc. ("EIS"), a wholly owned subsidiary of Enventis, has an $18,000,000 wholesale financing agreement with a financing company to fund equipment purchases from certain approved vendors. Advances under this financing arrangement are collateralized by the inventory and accounts receivable of our Equipment Segment and a guarantee of an amount up to $2,500,000 by Enventis. The agreement requires EIS to maintain specific levels of collateral relative to the outstanding balance due, provide select monthly financial information, and make all payments when due or on demand in the event of a collateral shortfall, among other requirements. A default on the financing agreement by EIS would require Enventis to perform under the guarantee. The financing agreement provides 60 day, interest-free payment terms for working capital and can be terminated at any time by either party. The balance outstanding under the financing arrangement was $13,068,000 and $8,879,000 at June 30, 2014 and December 31, 2013, respectively. The balance fluctuates on a quarterly basis dependent upon timing of customer orders. These balances are classified as current liabilities in the accompanying Consolidated Balance Sheets and are not considered part of our debt financing.

Note 8. Debt and Other Obligations

Our long-term obligations were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Debt (current and long-term)	$134,255	$134,932
Capital leases	187	275
Total debt	134,442	135,207
Current portion of:
Debt	1,353	1,353
Capital leases	151	233
Current maturities of long-term obligations	1,504	1,586
Long-term debt obligations, net of current maturities	$132,938	$133,621

On October 30, 2013 we amended our credit facility with a syndicate of banks, led by CoBank, ACB which provides us the option to pay interest at LIBOR or at a Base Rate, as defined in the agreements, plus an applicable margin. The maturity date of our amended credit facility is December 31, 2019. Our amended credit facility is comprised of a $30,000,000 revolving credit component ($30,000,000 available to borrow as of June 30, 2014, which includes $20,000 reserved for letters of credit) and a $135,270,000 term loan component ($134,255,000 outstanding as of June 30, 2014).

At June 30, 2014, we are in full compliance with specified financial ratios and tests required by our credit facility. The credit facility includes allowances for continued payment of dividends and specific limits on common stock repurchases.

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

We account for derivatives in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging." ASC 815 requires all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value, and changes in the derivatives' fair value be recognized in earnings unless specific hedge accounting criteria are met. If a derivative is designated as a hedge, the effective portion of changes in the fair value of derivatives is recorded as a component of accumulated other comprehensive income in shareholders' equity, net of tax, which is subsequently, reclassified into earnings when the underlying hedged transaction is recognized in earnings. Amounts related to our derivatives will be reclassified from accumulated other comprehensive income to interest expense as interest payments are accrued or made on our variable rate debt. The estimated amount expected to be reclassified as an increase to interest expense within the next twelve months is $81,000 at June 30, 2014. The ineffective portion of the fair value of derivatives is recognized directly in earnings. Hedge ineffectiveness is attributable to the swaps having a non-zero fair value at the time they were designated. If we were to terminate our interest rate swap positions, any related balance in accumulated other comprehensive income would immediately be recognized in earnings or reclassified into earnings as the interest payments are made dependent on the facts and circumstances of the termination. The changes in the fair value of derivatives that are not designated as hedges are recognized immediately in earnings.

The fair value of our interest rate swap agreements were determined based on level 2 inputs. Listed below are the interest rate swap agreements outstanding as of June 30, 2014 which were designated as cash flow hedges of interest rate risk and have the effect of locking our interest rates on a portion of our existing variable interest rate debt.

Interest Rate Swap Agreement Effective Dates	Notional Amount	Rate
September 2011 - September 2014	$24,000,000	1.66%
September 2011 - March 2015	$24,000,000	1.91%
September 2011 - September 2015	$24,000,000	2.14%

The following table presents the fair value of our derivative instruments included in our Consolidated Balance Sheets as either current or long-term liabilities.

(Dollars in thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate derivatives designated as cash flow hedges
Pay-fixed swaps liabilities	Financial derivative instruments	$908	$1,426

The table below illustrates the effect of derivative instruments on consolidated operations.

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	Location of (Gain)/Loss	2014	2013	2014	2013
Interest rate derivatives designated as cash flow hedges
(Gains)/losses recognized on effective portion of derivative instruments	Other comprehensive income	$29	$(41)	$82	$(15)
Losses reclassified from accumulated other comprehensive income into income	Interest expense	$34	$25	$66	$46
(Gains)/losses recognized in income on ineffective portion and amount excluded from effectiveness testing	Interest expense	$-	$(6)	$-	$1

Note 10. Employee Post-Retirement Benefits

Enventis provides post-retirement health care and life insurance benefits for eligible employees. We are currently not funding these post-retirement benefits, but have accrued these liabilities. We are required to recognize the funded status of our post-retirement benefit plans on our Consolidated Balance Sheets and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Employees hired on or after January 1, 2007 are not eligible for post-retirement health care and life insurance benefits.

The components of net periodic benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$55	$67	$110	$134
Interest cost	131	120	263	240
Amortization of prior service credit	(236)	(236)	(472)	(472)
Recognized net actuarial loss	98	120	196	240
Net periodic benefit cost	$48	$71	$97	$142

Note 11. Accumulated Other Comprehensive Income (Loss)

The table below illustrates the effect on certain line items of net income of the amounts reclassified out of each component of accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2014. See Note 9 "Financial Derivative Instruments" and Note 10 "Employee Post-Retirement Benefits" for additional details regarding the reclassifications below.

(Dollars in thousands)	Amounts Reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$34	$66	Interest expense
	(14)	(27)	Income tax provision
	$20	$39	Net of tax

Amortization of benefit pension items
Prior service credits	$236	$472	(a)
Actuarial loss	(98)	(196)	(a)
	138	276	Total before tax
	(55)	(110)	Income tax provision
	$83	$166	Net of tax

Total reclassifications of period	$103	$205	Net of tax
(a)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 10 "Employee Post-Retirement Benefits."

Note 12. Income Taxes

The effective income tax rate from operations was 40.5% and 40.3% for the second quarter of 2014 and 2013, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

As of June 30, 2014, we had unrecognized tax benefits totaling $240,000 (net of tax) excluding interest. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $213,000. Due to expirations of statute of limitations, it is reasonably possible that the total amount of unrecognized tax benefits will not decrease during the next 12 months.

We file consolidated income tax returns in the United States federal jurisdiction and combined or separate income tax returns in various state jurisdictions. In general, we are no longer subject to United States federal income tax examinations for the years prior to 2010 except to the extent of losses utilized in subsequent years.

Note 13. Stock Compensation

Our stock award plans provide for granting non-qualified stock options, stock awards and restricted stock awards to employees. We recognize stock compensation charges related to stock award plans based on management's best estimates and assumptions that the performance and service requirements of the plan will be achieved. Such compensation charges are recorded based upon the grant date fair value or settlement date fair value (as applicable) of our stock and are recognized over the requisite service period specified by the specific award plans. Share-based compensation expense includes amounts recognized related to the Company Employee Stock Purchase Plan. This plan allows participating employees to acquire shares of common stock at 85% of the average closing price for the five days previous to the purchase date. Stock-based compensation expense was $423,000 and $429,000, respectively, in the six months ended June 30, 2014 and 2013. This includes compensation expense for share-based payment awards granted prior to, but not vested as of June 30, 2014. As of June 30, 2014, we had not yet recognized compensation expense related to non-vested awards totaling $1,438,000. The weighted average period over which this compensation expense will be recognized is 2.42 years.

1993 Stock Award Plan

Long-Term Executive Incentive Program ("LTEIP")

We carry obligations of $800,000 and $971,000 as of June 30, 2014 and December 31, 2013 respectively, related to liability classified awards under the LTEIP that will be settled in company common stock in future periods.

Non-vested restricted stock activity for the six months ended June 30, 2014 is depicted in the table below. Granted shares represent non-vested shares issued to settle an obligation under the LTEIP plan during the period.

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	28,525	$9.83
Granted/settled	41,413	$13.31
Vested	(50,684)	$11.35
Forfeited	-	$-
Non-vested at June 30	19,254	$13.31

Employee Stock Retention

Under this program, designated employees can earn shares of common stock if they complete a requisite service period which typically ranges from 11 to 36 months. Compensation expense related to the Employee Stock Retention program is recognized over the requisite service period.

Retention stock activity for the six months ended June 30, 2014 is as follows:

		Weighted Average
	Shares	Fair Value
Non-vested at January 1	31,285	$8.77
Granted	4,000	$12.10
Vested	-	$-
Forfeited	(550)	$10.39
Non-vested at June 30	34,735	$9.13

Stock Options

Stock options granted may be exercised no later than ten years after the date of grant, with one-third of the options vesting each year.

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1	102,450	$10.35
Granted	-	$-
Exercised	(10,800)	$11.04
Forfeited	-	$-
Expired	(28,200)	$11.68
Outstanding at June 30	63,450	$9.64
Exercisable at June 30	63,450	$9.64

In the six months ended June 30, 2014, we received $119,000 in cash related to stock options exercised during the period.

Note 14. Quarterly Segment Financial Summary

Our operations are reported in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom.

Our Fiber and Data Segment serves wholesale, enterprise and commercial business customers with advanced data, Internet, cloud, voice and voice over Internet Protocol ("VoIP") services. With our IP network and communication expertise, we are able to provide both custom and broad network solutions which can be extended beyond our regional network through interconnections to provide end-to-end national connectivity. The Fiber and Data Segment includes revenue from Ethernet, Private Line, Multiprotocol Label Switching ("MPLS"), Data Center, Dedicated Internet and our cloud services. We own, lease and utilize long-term indefeasible rights of use ("IRU") agreements for the operation of our network. Fiber and Data services are marketed throughout our core regions: northern Minnesota and the Minneapolis-Saint Paul metropolitan area, southern Minnesota, Des Moines, Iowa and Fargo, North Dakota.

Our Equipment Segment provides equipment solutions and support for a broad spectrum of business customers ranging in size from medium to large enterprise. We design and implement networks utilizing leading technology including: TelePresence Video, Unified Communications and Data Center solutions in collaboration with industry-leading partners. We provide a comprehensive set of services including: Advisory, Implementation, Development and Support. Our Total Care support team provides a proactive approach to monitor and support customer networks, unified communications environment and data centers. Equipment sales and services are marketed primarily in our Minnesota core regions and specifically the Minneapolis-Saint Paul metropolitan area.

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

Segment information for the three and six months ended June 30, 2014 and 2013 is as follows:

(Dollars in thousands)				Corporate and Other (2)
Three Months Ended June 30, 2014	Fiber and Data	Equipment	Telecom		Consolidated
Revenue from unaffiliated customers	$17,632	$17,407	$13,960	$724	$49,723
Intersegment revenue	211	-	426	(637)	-
Total operating revenue	17,843	17,407	14,386	87	49,723

Asset impairment	-	-	-	-	-
Depreciation and amortization	3,107	130	3,708	565	7,510
Operating income (loss)	2,377	1,716	1,852	(1,751)	4,194
Interest expense	-	1	-	990	991
Income tax provision (benefit)	963	695	751	(1,109)	1,300
Net income (loss)	1,415	1,020	1,103	(1,627)	1,911
Total assets	116,854	26,180	105,165	22,424	270,623
Property, plant and equipment, net	97,651	1,859	73,957	4,602	178,069
Additions to property, plant and equipment (1)	3,180	28	3,508	133	6,849

(Dollars in thousands)				Corporate and Other (2)
Three Months Ended June 30, 2013	Fiber and Data	Equipment	Telecom		Consolidated
Revenue from unaffiliated customers	$16,779	$15,116	$14,206	$1,040	$47,141
Intersegment revenue	213	-	416	(629)	-
Total operating revenue	16,992	15,116	14,622	411	47,141

Asset impairment	5	-	-	-	5
Depreciation and amortization	2,922	124	3,756	450	7,252
Operating income (loss)	2,249	934	1,953	(130)	5,006
Interest expense	-	-	-	1,131	1,131
Income tax provision (benefit)	912	378	791	(514)	1,567
Net income (loss)	1,340	555	1,163	(737)	2,321
Total assets	112,582	24,964	109,614	18,230	265,390
Property, plant and equipment, net	93,964	2,202	78,658	5,781	180,605
Additions to property, plant and equipment (1)	2,970	403	2,622	521	6,516

				Corporate and Other (2)
Six Months Ended June 30, 2014	Fiber and Data	Equipment	Telecom		Consolidated
Revenue from unaffiliated customers	$35,110	$29,655	$27,894	$1,304	$93,963
Intersegment revenue	432	-	860	(1,292)	-
Total operating revenue	35,542	29,655	28,754	12	93,963

Asset impairment	-	-	-	-	-
Depreciation and amortization	6,297	268	7,386	1,139	15,090
Operating income (loss)	5,324	2,202	3,747	(2,586)	8,687
Interest expense	-	1	-	1,969	1,970
Income tax provision (benefit)	2,171	894	1,528	(1,852)	2,741
Net income (loss)	3,154	1,307	2,221	(2,698)	3,984
Total assets	116,854	26,180	105,165	22,424	270,623
Property, plant and equipment, net	97,651	1,859	73,957	4,602	178,069
Additions to property, plant and equipment (1)	5,768	137	5,312	566	11,783

				Corporate and Other (2)
Six Months Ended June 30, 2013	Fiber and Data	Equipment	Telecom		Consolidated
Revenue from unaffiliated customers	$33,250	$32,353	$28,454	$1,853	$95,910
Intersegment revenue	426	-	833	(1,259)	-
Total operating revenue	33,676	32,353	29,287	594	95,910

Asset impairment	638	-	-	-	638
Depreciation and amortization	5,718	209	7,459	875	14,261
Operating income (loss)	3,887	1,755	3,823	(602)	8,863
Interest expense	-	-	-	2,270	2,270
Income tax provision (benefit)	1,589	715	1,558	(1,201)	2,661
Net income (loss)	2,301	1,040	2,267	(1,661)	3,947
Total assets	112,582	24,964	109,614	18,230	265,390
Property, plant and equipment, net	93,964	2,202	78,658	5,781	180,605
Additions to property, plant and equipment (1)	5,913	961	4,382	1,049	12,305
(1) Net of Broadband Stimulus Funds received and does not include changes in materials and supplies.
(2) Includes intersegment eliminations.

Note 15. Pending Merger

On June 29, 2014, Enventis Corporation, a Minnesota corporation ("Enventis"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Enventis, Consolidated Communications Holdings, Inc., a Delaware corporation ("Consolidated"), and Sky Merger Sub Inc., a Minnesota corporation and wholly owned subsidiary of Consolidated ("Merger Sub"), pursuant to which Merger Sub will merge with and into Enventis (the "Merger").

Pursuant the terms of the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the closing of the Merger will be converted into the right to receive 0.7402 shares of Consolidated common stock.

Completion of the merger is subject to various customary closing conditions, including, but not limited to, approval and adoption by Enventis' and Consolidated's shareholders and certain regulatory approvals.

We incurred $911,000 of transaction fees related to entering the Merger Agreement during the quarter ended June 30, 2014.

Note 16. Commitments and Contingencies

In April 2014, we received a notice from a large interexchange carrier disputing approximately $486,000 of interstate and intrastate switched access charges that we billed them. We do not agree with this dispute and cannot predict the outcome of such proceedings nor their impact, if any, to the Company. The interexchange carrier has initiated litigation in the states of Minnesota and Iowa. The litigation also involves many similar companies in our industry. The circumstances do not satisfy the criteria for accrual in accordance with FASB ASC Topic 450-20, "Loss Contingencies."

Following our Merger Agreement announcement, four putative class actions were commenced in Minnesota District Court, Blue Earth County, against Enventis, the Enventis Board of Directors, Consolidated Communications Holdings, Inc. and Sky Merger Sub Inc. The actions allege, among other things that our Board of Directors breached their fiduciary responsibilities in connection with the proposed merger. The Company intends to vigorously defend these actions and does not believe the resolution will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in certain other contractual disputes in the ordinary course of business, but do not believe the resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Note 17. Subsequent Event

Subsequent to June 30, 2014, the Company received customer orders for a significant amount of equipment sales in our Equipment reporting segment. In connection with the large volume of equipment sales demand, we utilized $15,000,000 of our revolving line of credit to accommodate the fulfillment of the sales substantiated by the number of order-backed sales. As of July 30, 2014 we have $15,000,000 available in our revolving line of credit.

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

Significant Recent Development

On June 29, 2014, Enventis Corporation, a Minnesota corporation ("Enventis"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Enventis, Consolidated Communications Holdings, Inc., a Delaware corporation ("Consolidated"), and Sky Merger Sub Inc., a Minnesota corporation and wholly owned subsidiary of Consolidated ("Merger Sub"), pursuant to which Merger Sub will merge with and into Enventis (the "Merger"). See Note 15 "Pending Merger."

Overview

We are a leading provider of advanced communication solutions servicing business and residential customers primarily throughout the upper Midwest. Our multi-state fiber network spans more than 4,200 route miles across Minnesota and into Iowa, North Dakota, South Dakota and Wisconsin. Across this region we provide business customers with IP-based voice, cloud, data and network solutions, managed and hosted services, network integration and support services. We also specialize in unified communication solutions for businesses of all sizes by providing Cisco equipment solutions and support. We provide residential broadband Internet, digital TV and voice services.

Results of Operations

We report our operations in three segments: (i) Fiber and Data, (ii) Equipment and (iii) Telecom. An overall description of our business segments can be found in Note 14 "Quarterly Segment Financial Summary."

Executive Summary

Our overall focus remains on positioning ourselves as a leading business and broadband communications provider. We strive to provide exceptional customer service and deliver reliable products and services which meet the evolving needs and demands of our customers while maintaining our traditional telecom services. Our strategic revenue stream entails business and broadband revenue which accounted for approximately 81% of our total consolidated revenue in the second quarter of 2014 and 79% in the second quarter of 2013. This revenue is derived from the Fiber and Data Segment, Equipment Segment and broadband revenue from our Telecom Segment. Revenue growth in these strategic areas is anticipated to offset the revenue decline in our legacy telecom services and this revenue diversification has transformed our company into a regional communication solutions provider.

We continue to invest in our network to provide high-quality and reliable service allowing us to expand and enhance our service offerings and increase speeds and capacity in our service areas.  As we add fiber access networks within our core fiber footprint we are able to extend our network closer to the customer premises allowing us to service multiple customers in an efficient manner. We leverage our regional network and long-haul routes to provide transport service to wireless service providers and backhaul services to accommodate the growth in wireless data usage. In June 2014, we launched and expanded our business cloud services to businesses of all sizes. Leveraging our network, IP and Cisco expertise, we are able to offer complete network and cloud services as well as premise-based and fully managed and hosted solutions.

Revenue diversification could result in a higher proportion of lower margin revenue. Therefore, we closely manage our costs through a disciplined approach to capital and expense management and plan to manage our costs through network grooming and other expense reductions driven by operational and system efficiencies.

Highlights for the quarter ended June 30, 2014 include:

·	Made significant success-based capital investments in our fiber network, which support specific customer revenue-generating projects and accommodates network capacity and reliability requirements.
·	Consolidated second quarter revenue was $49.7 million, a 5% increase compared to 2013. We experienced growth in both our higher margin services revenue and equipment revenue.
o	We experienced growth in both our business and wholesale services revenue in our Fiber and Data Segment, which offset customer churn and price compression.
o	Within our Equipment Segment, our services revenue grew 52% and equipment revenue increased 9%.
o	Growth in our strategic broadband revenue helped to offset the ongoing decline in the legacy telecom services resulting in an overall Telecom Segment revenue decline of 2%.
·	Total costs and expenses increased $3.4 million due to higher equipment sales levels and costs associated with the announcement of the merger. We continue to focus our efforts on cost management.
·	Net income of $1.9 million is down $410,000 or 18% compared to 2013 and was negatively impacted by $911,000 of costs associated with the pending merger.
·
EBITDA of $11.7 million in 2014 is down $559,000 or 5% due to the costs associated with the pending merger. EBITDA per our credit agreement of $12.6M is up $347,000 or 3%. Management believes this is an important financial measure as it represents our ability to generate cash flow and is used internally in evaluating our performance. A reconciliation of net income to EBITDA can be found in the non-GAAP measures section. Growth in our business segments is offsetting the decline in our traditional telecom services.

·	Successfully launched a suite of new and expanded cloud services which include SingleLink®, Cloud Compute, Data Protection and Cloud Wifi.

Fiber and Data Segment
The following table provides detail of the Fiber and Data Segment operating results.

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(Dollars in thousands)	2014	2013	Change	2014	2013	Change

Operating revenue before intersegment eliminations:
Business	$9,811	$9,239	6%	$19,474	$18,064	8%
Wholesale	7,821	7,540	4%	15,636	15,186	3%
Intersegment	211	213	-1%	432	426	1%
Total operating revenue	$17,843	$16,992	5%	$35,542	$33,676	6%

Cost of services (excluding depreciation and amortization)	$8,865	$8,583	3%	$17,071	$16,840	1%
Selling, general and administrative expenses	3,494	3,233	8%	6,850	6,593	4%
Asset impairment	-	5	0%	-	638	0%
Depreciation and amortization	3,107	2,922	6%	6,297	5,718	10%
Total costs and expenses	15,466	14,743	5%	30,218	29,789	1%

Operating income	$2,377	$2,249	6%	$5,324	$3,887	37%
Net income	$1,415	$1,340	6%	$3,154	$2,301	37%

Capital expenditures (A)	$3,180	$2,970	7%	$5,768	$5,913	-2%
(A) Does not include change in materials and supplies.

Revenue

The Fiber and Data Segment revenue streams are generally based on a monthly recurring revenue base, which to a large extent, includes multi-year contracts.

Business. We provide enterprise and commercial business customers with a wide array of advanced data services such as Ethernet, Private Line, MPLS, Dedicated Internet, voice and VoIP services. We deliver cost-effective communication solutions to fit the needs of our customers.

Fiber and Data business revenue grew $572,000 or 6% in the second quarter and $1,410,000 or 8% year-to-date compared to 2013. The growth can be attributed to rising customer demand and purchases of advanced communication services such as integrated voice and data services. The transition from traditional business voice and long-distance services to more advanced integrated voice and data services also favorably impact this revenue stream. To remain competitive, we continue to expand and enhance our capabilities and business service offerings to meet our customers' communication needs. Evidence of this commitment is our launch of a new and expanded suite of cloud services. Last-mile connections and our local networks are also driving the sale of data services, including Ethernet, MPLS, Dedicated Internet, Private Line and VoIP services. The growth in this revenue stream is tempered by customer churn and price compression.

Wholesale. We provide fiber and data services to regional and national service providers including wireless carriers, telecom providers and other service providers. We provide fiber-based transport and access services through our extensive regional fiber network and community access rings, supported by a 24x7x365 Network Operations Center. Through agreements and interconnections with other carriers, our services can be extended beyond our regional network for end-to-end national connectivity. Our expertise allows us to deliver custom network solutions and leverage our capabilities to provide a high-bandwidth, self-healing platform to provide reliable service.

Fiber and Data wholesale revenue grew $281,000 or 4% in the second quarter and $450,000 or 3% year-to-date compared to 2013. Bandwidth demands continue to rapidly accelerate to support traffic growth as voice-only wireless traffic has evolved into full multimedia content and applications. Wireless carriers' need for higher bandwidth connections such as Ethernet, DWDM and MPLS technologies is driving revenue growth in our wholesale services. The number of fiber-served cell sites we service increased from 57 at June 30, 2013 to 105 sites at June 30, 2014. We anticipate continued revenue growth by building to additional cell sites in specific targeted areas, upgrading bandwidth and services on existing towers and serving multiple tenants on a build-out. However, due to the 2014 expiration of certain wholesale contracts with large wireless carriers we anticipate a portion of these contracted services to migrate to customer networks which will temper wholesale revenue growth. Wholesale revenue also continues to be hampered by industry consolidation, technological changes, customer network grooming and price compression.

Cost of Services (excluding Depreciation and Amortization)

Cost of services increased $282,000 or 3% in the second quarter and $231,000 or 1% year-to-date compared to 2013. The main contributors include:
·	Universal Service Fund ("USF") charges increased $81,000 in the second quarter.
·	Leased fiber capacity costs increased $75,000 in the second quarter and $123,000 year-to-date related to the expansion of our fiber footprint.
·	Bad debt expense increased $64,000 in the second quarter and $63,000 year-to-date driven by the uncollectibility of specific customer accounts.
·	Maintenance contract expense increased $65,000 in the second quarter and $122,000 year-to-date related to the deployment of new infrastructure and customer premise equipment.
·
Wages, benefits and other compensation related expenses increased $42,000 in the second quarter and $160,000 year-to-date related to the necessary resources to support the growth initiatives in this segment.

·	A net increase of $67,000 in the second quarter and $62,000 year-to-date in other expenses offset by;
·	Circuit related expense declines of $112,000 in the second quarter and $299,000 year-to-date primarily related to our efforts of grooming circuits from off-net providers to our own network.

Selling, General and Administrative Expenses

We are investing in our business to support growth initiatives and provide exceptional service to our customers. We remain committed to scaling the business through process improvements and building system efficiencies. Selling, general and administrative expenses increased $261,000 or 8% in the second quarter and $257,000 or 4% year-to-date compared to 2013. Expenses to note include:

·
Corporate expenses increased $131,000 in the second quarter and $262,000 year-to-date compared to 2013 driven by the increased resources and attention focused on process and system efficiencies, and success and growth of this segment.

·	Wages, benefits and other compensation-related expenses increased $78,000 in the second quarter although decreased $123,000 on a year-to-date basis.
·	Other expenses increased $52,000 in the second quarter and $118,000 on a year-to-date basis.

Asset Impairment

There were no asset impairment charges in the first six months of 2014. We did recognize an asset impairment charge of $633,000 in the first quarter of 2013 related to assets supporting a service we elected to discontinue and minor adjustments in the second quarter of 2013 resulted in the addition of $5,000 bringing the 2013 year-to-date impairment charge to $638,000.

Depreciation and Amortization

Fiber and Data Segment depreciation and amortization increased $185,000 or 6% in the second quarter and $579,000 or 10% year-to-date compared to 2013. We continue to invest in network capacity, expansion and reliability along with investments to support our strategic initiatives.

Equipment Segment
The following table provides detail of the Equipment Segment operating results.

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(Dollars in thousands)	2014	2013	Change	2014	2013	Change

Operating revenue before intersegment eliminations:
Equipment	$14,052	$12,910	9%	$24,079	$28,274	-15%
Services	3,355	2,206	52%	5,576	4,079	37%
Total operating revenue	$17,407	$15,116	15%	$29,655	$32,353	-8%

Cost of sales (excluding depreciation and amortization)	$12,357	$10,860	14%	$20,901	$24,082	-13%
Cost of services (excluding depreciation and amortization)	1,737	1,808	-4%	3,514	3,503	0%
Selling, general and administrative expenses	1,467	1,390	6%	2,770	2,804	-1%
Depreciation and amortization	130	124	5%	268	209	28%
Total costs and expenses	15,691	14,182	11%	27,453	30,598	-10%

Operating income	$1,716	$934	84%	$2,202	$1,755	25%
Net income	$1,020	$555	84%	$1,307	$1,040	26%

Capital expenditures	$28	$403	-93%	$137	$961	-86%

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

Equipment revenue increased $1,142,000 or 9% in the second quarter and declined $4,195,000 or 15% year-to-date compared to 2013. We continue to experience success in selling data and communications equipment as customers invest in technology and IT solutions such as unified communication products, data center products, cloud computing solutions, storage, data analysis and IT virtualization. This revenue stream is non-recurring and the fluctuation in revenue can be attributed to multiple element accounting and the timing of customer sales which vary from quarter to quarter.

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

Equipment services revenue increased $1,149,000 or 52% in the second quarter and $1,497,000 or 37% year-to-date compared to 2013. The growth is reflective of our focus on growing the higher margin service revenue in this segment. The increase in contract services revenue accounts for 52% of the quarterly increase and 55% of the year-to-date increase. The increase in maintenance contracts accounts for 43% and 40% of the quarterly and yearly increase, respectively. Maintenance revenue is largely tied to equipment installations, and Smartnet contracts are typically three to five years. This revenue stream is cyclical in nature and is subject to timing of projects and renewal opportunities.

Cost of Sales (excluding Depreciation and Amortization)

Cost of sales is composed of equipment material costs associated with equipment sales. Cost of sales increased $1,497,000 or 14% in the second quarter and declined $3,181,000 or 13% year-to-date when compared to 2013. The change is directly associated with equipment sales along with the timing associated with the receipt of vendor specific rebates which directly decrease cost of sales. Quarter-over-quarter equipment margins were compressed due to a transfer of revenues from Equipment to Services revenue related to multiple element accounting. Labor associated with installation of the equipment is included in cost of services (excluding depreciation and amortization) described below.

Cost of Services (excluding Depreciation and Amortization)

Cost of services declined $71,000 or 4% in the second quarter and remained relatively flat year-to-date compared to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $77,000 or 6% in the second quarter and declined $34,000 or 1% year-to-date compared to 2013. The primary contributors include:
·	Commissions expense increased $68,000 in the second quarter and declined $54,000 year-to-date which is in direct correlation with revenue.
·	A net increase of $9,000 in the second quarter and $20,000 year-to-date in other expenses.

Depreciation and Amortization

Depreciation expense increased $6,000 or 5% in the second quarter and $59,000 or 28% year-to-date compared to 2013, driven by expansion of office space.

Telecom Segment
The following table provides detail of the Telecom Segment operating results.

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(Dollars in thousands)	2014	2013	Change	2014	2013	Change
Operating revenue before intersegment eliminations:

Local service	$2,799	$2,885	-3%	$5,529	$5,848	-5%
Network access	4,220	4,482	-6%	8,635	9,183	-6%
Broadband	5,455	5,241	4%	10,731	10,246	5%
Other	1,486	1,598	-7%	2,999	3,177	-6%
Intersegment	426	416	2%	860	833	3%
Total Telecom operating revenue	$14,386	$14,622	-2%	$28,754	$29,287	-2%

Total Telecom revenue before intersegment eliminations
Unaffiliated customers	$13,960	$14,206		$27,894	$28,454
Intersegment	426	416		860	833
	14,386	14,622		28,754	29,287

Cost of services (excluding depreciation and amortization)	6,845	6,767	1%	13,654	13,614	0%
Selling, general and administrative expenses	1,981	2,146	-8%	3,967	4,391	-10%
Depreciation and amortization	3,708	3,756	-1%	7,386	7,459	-1%
Total Telecom costs and expenses	12,534	12,669	-1%	25,007	25,464	-2%

Operating income	$1,852	$1,953	-5%	$3,747	$3,823	-2%
Net income	$1,103	$1,163	-5%	$2,221	$2,267	-2%

Capital expenditures (A)	$3,508	$2,622	34%	$5,312	$4,382	21%

Key metrics
Business access lines	18,660	19,628	-5%
Residential access lines	19,914	21,496	-7%
Total access lines	38,574	41,124	-6%
High-speed Internet ("DSL") customers	21,185	20,538	3%
Digital TV customers	11,749	11,001	7%
(A) Does not include change in materials and supplies.

Revenue
Local Service. We provide voice services, enhanced calling features and miscellaneous local services for residential and business customers. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers who use our network to terminate calls.

Local service revenue declined $86,000 or 3% in the second quarter and $319,000 or 5% year-to-date compared to the same periods in 2013. This revenue stream continues to be adversely impacted by the industry-wide decline in access lines and price compression due to competition and alternative communication services. We expect continued declines as customers replace traditional voice services with enhanced VoIP and wireless service options and products, including our own competing VoIP product offered through our Fiber and Data Segment. To mitigate future declines in access lines, we continue to market competitive service bundles, which provide our customers flexible options and bundle discounts.

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

Network access revenue declined $262,000 or 6% in the second quarter and $548,000 or 6% year-to-date compared to 2013. The decline is a result of declining access lines and lower minutes of use driven by alternative communication options, competition and network grooming/optimization. This revenue stream was, and will continue to be, impacted by regulatory decisions, particularly FCC Order 11-161 which reformed the framework of the Universal Service Fund and intercarrier compensation. Provisions in FCC Order 11-161 call for reductions of interstate and intrastate access charges through gradual annual reductions in rates for certain access components. Introduced as a part of the FCC Order 11-161 to help mitigate the revenue decline, additional end-user charges and support from the Connect America Fund ("CAF"). As anticipated, we experienced a decline in minutes-of-use, end-user and special access revenue which was partially offset by higher support revenue.

Broadband. We provide residential and business broadband services for monthly recurring revenue. Broadband services include high-speed Internet, digital TV services, and business Ethernet and data services.

Broadband revenue increased $214,000 or 4% in the second quarter and $485,000 or 5% year-to-date compared to 2013. The success of our multi-service bundle offerings is reflected in the 7% and 3% growth in our digital TV and high-speed Internet ("DSL") customer subscribers, respectively. Broadband revenue comprised 11% of our consolidated revenue in 2014 and 2013. We anticipate our broadband revenue to grow but at tapered rates due to the competitive pricing we offer our customers and the competitive approach of our competitors.

Providing the best service experiences for both our residential and business customers is our priority. To remain competitive, we continue to invest in our broadband network for the delivery of competitive broadband service offerings and reliable services. Our multi-service bundles offer our customers competitive and flexible options with pricing discounts when bundling digital TV, Internet and/or voice services. Additional discounts are offered if a customer opts into a six-month, one- or two-year agreement. We believe the bundles provide our customers valuable money-saving packages and positively impact our customer retention.

Other Revenue. Other revenue consists primarily of directory publishing, long distance, sales of wholesale contract services, late fees applied to subscriber billings, and add, move, and change revenue on customer premise equipment.

Other revenue decreased $112,000 or 7% in the second quarter and $178,000 or 6% year-to-date compared to 2013 primarily attributable to lower directory revenue as businesses elect online media platforms over traditional printed directories, lower customer premise equipment revenue and lower long distance revenue.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) increased $78,000 or 1% in the second quarter and remained relatively flat year-to-date compared to 2013. The main contributors include:
·
Programming expense increased $266,000 in the second quarter and $525,000 year-to-date driven by higher programming network fees associated with providing our digital TV service and our growing subscriber base. Programming fees are expected to continue to increase throughout 2014.

·	Loss on disposal of assets associated with our digital TV service increased $76,000 in the second quarter and $212,000 year-to-date offset by;
·
Access expenses declined $70,000 in the second quarter and $154,000 year-to-date driven by lower long distance minutes on our network and the declining customer base due to competition and wireless alternatives.

·	Material and supplies write-offs declined $94,000 in the second quarter and $193,000 year-to-date driven by our focus on materials management.
·	Wages and benefits declined $126,000 year-to-date driven by a smaller workforce in the Telecom Segment and savings associated with our post-retirement benefits.
·	A net decrease of $100,000 in the second quarter and $224,000 year-to-date in other expenses, which include decreases in directory fees, USF fees and computer expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $165,000 or 8% in the second quarter and $424,000 or 10% year-to-date compared to 2013 driven primarily by:
·	Corporate expense decreased $142,000 in the second quarter and $284,000 year-to-date driven by the shift of our focus and resources toward the growth in the Fiber and Data Segment.
·	Regulatory fees declined $122,000 year-to-date.
·	A net decline of $23,000 in the second quarter and $18,000 year-to-date in other expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $48,000 or 1% in the second quarter and $73,000 or 1% year-to-date compared to 2013. As we continue to manage the anticipated declines in profitability in this segment, we selectively choose to invest in our broadband network and other revenue-generating projects.

Consolidated Results

Corporate and Other Operating Income

Corporate and other operating income declined $1,621,000 in the second quarter and $1,984,000 year-to-date compared to 2013. The primary contributors include:
·
Bill processing revenue which declined $316,000 or 30% in the second quarter and $549,000 or 30% year-to-date compared to 2013 due to the timing of performance on contract services including project integration services and license fees related to the sale of our SuiteSolution product and the strategic shift to internal projects in an effort to streamline and improve our processes.

·	Selling, general and administrative expenses were impacted by $911,000 of expenses associated with the pending merger.
·	Other expenses increased $279,000 in the second quarter and $260,000 year-to-date compared to 2013.

Depreciation and amortization increased $115,000 or 26% in the second quarter and $264,000 or 30% year-to-date compared to 2013 driven by capital expenditures related to our systems and processes.

Interest Expense

Consolidated interest expense of $991,000 in the second quarter of 2014 is 12% lower compared to the same period in 2013 driven primarily by the refinancing of our credit facility in October 2013. The outstanding balance of our debt obligations (long-term and current portion) declined $1,537,000 from $135,979,000 at June 30, 2013 to $134,442,000 as of June 30, 2014. The June 30, 2014 debt balance decreased $765,000 since December 31, 2013.

Income Taxes

Our effective income tax rate for the second quarter of 2014 and 2013 was 40.5% and 40.3%, respectively. The effective tax rate from operations differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital

Working capital (current assets minus current liabilities) was $14,737,000 as of June 30, 2014 compared to working capital of $12,893,000 as of December 31, 2013. The ratio of current assets to current liabilities was 1.4 as of June 30, 2014 and December 31, 2013.

Capital Structure

The total capital structure (long-term and current maturities of long-term debt obligations plus shareholders' equity) was $184,286,000 at June 30, 2014 reflecting 27% equity and 73% debt. This compares to a total capital structure of $184,517,000 at December 31, 2013, also reflecting 27% equity and 73% debt. In the communications industry, debt financing is most often based on multiples of operating cash flows. Specifically, our current use of the senior credit facility is in a leverage ratio of approximately 2.8 times debt to Earnings Before Interest, Tax, Depreciation and Amortization, ("EBITDA") as defined in our credit agreement; well within the acceptable limit for our agreement and our industry. Our leverage ratio of 2.8 times debt to EBITDA is well within our amended credit facility limit of 3.50 times, and is a source of capital as we consider future opportunities.

We employ an extended term payable financing arrangement for the equipment provisioning portion of our Equipment Segment and view this arrangement as a structured accounts payable that is paid within 60 days with no separate interest charge. As such, the extended term payable financing amount of $13,068,000 and $8,879,000 as of June 30, 2014 and December 31, 2013, respectively, is not considered to be part of our capital structure and has been excluded from the references above regarding debt and total capital. See Note 7 "Extended Term Payable."

Internal operations of our business continue to be our primary source of liquidity. We have invested in capital expenditures, paid interest, taxes and dividends while paying down our debt obligations. We have not changed our equity capitalization, and new equity was not a source of liquidity during the period. Our cash and cash equivalents balance decreased $482,000 from $7,960,000 at December 31, 2013 to $7,478,000 as of June 30, 2014 primarily due to consolidated operating results, timing of our capital expenditures, dividend payments to our shareholders and our working capital needs.

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

The following table details the cash flow changes for the six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Six Months Ended June 30
	2014	2013	% Change
Net cash provided by (used in):
Operating activities	$12,121	$11,634	4%
Investing activities	(12,263)	(11,917)	3%
Financing activities	(340)	(2,825)	-88%
Net change in cash and cash equivalents	$(482)	$(3,108)	-84%

Cash from operations represents the amount of cash generated by our daily operations after the payment of operating obligations and is our most significant source of liquidity. In both years, cash generated from operations was primarily attributable to net income and non-cash expenses including depreciation and amortization. The modest increase in net cash for operating activities is primarily due to changes in operating assets and liabilities, specifically accounts payable and accrued expenses as a result of timing of payments to vendors.

Capital expenditures are our primary recurring investing activity and were consistent when comparing 2014 to 2013. Our capital expenditures continue to be directed toward leveraging our statewide fiber network in success-based and network expansion projects, such as customer fiber builds, fiber to cell sites and expansion in key strategic locations. In the first six months of 2014, 58% of our capital expenditures were related to success-based capital projects for customer and strategic initiatives. Cash requirements for capital expenditures were funded using cash generated by our operations.

Financing activities primarily consist of borrowings and payments on our extended term payable and credit facility and payment of dividends to our shareholders. The decrease in cash used in financing activities is primarily due to the timing and volume of equipment orders in our Equipment Segment resulting in a $4,189,000 increase in our extended term payable in the first six months of 2014 compared to an increase of $2,752,000 in 2013. Dividends during the first six months of 2014 and 2013 were $4,091,000 and $3,936,000, respectively, an increase of 3.9%. A dividend of $0.15 per share payable in the third quarter of 2014 was declared by our Board of Directors in July 2014.

Our long-term obligations, including current maturities of debt and capital leases as of June 30, 2014 and December 31, 2013 were $134,442,000 and $135,207,000, respectively. Our credit facility requires us to comply with specified financial ratios and tests. The financial ratios required by our credit facility are not calculated in accordance with accounting principles generally accepted in the United States of America ("non-GAAP financial measures"). The non-GAAP financial measures are presented below for the purpose of demonstrating compliance with our debt covenants:

(Dollars in thousands)
Leverage Ratio:	June 30, 2014
(A) Total debt (including outstanding letters of credit)	$134,462

EBITDA per our credit agreement
Three months ended 6-30-14	12,623
Three months ended 3-31-14	12,073
Three months ended 12-31-13	12,019
Three months ended 9-30-13	11,801
(B) Total EBITDA per our credit agreement	$48,516

Total leverage ratio (A)/(B)	2.77

Maximum leverage ratio allowed	3.50

(Dollars in thousands)
Debt Service Coverage Ratio:	June 30, 2014
EBITDA per our credit agreement, minus	$48,516
Income taxes	(5,366)
(A)	$43,150

(B) the sum of (i) all scheduled principal payments to be made on debt and (ii) interest expense	5,931

Debt service coverage ratio (A)/(B)	7.3

Minimum debt service ratio allowed	2.5

New Accounting Pronouncements

The financial statement impact relating to new accounting standards that have not yet been adopted by us can be found in Note 1 "Basis of Presentation and Consolidation."

Reconciliation of Non-GAAP Financial Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also use certain non-GAAP measures including EBITDA and EBITDA (as defined in our credit agreement) to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures should not be considered in isolation or as a substitute for net income as a measure of performance and net cash flow provided by operating activities as a measure of liquidity. EBITDA is included as a supplemental disclosure because management believes that it provides (1) additional information with respect to our ability to service debt, fund capital expenditures and meet working capital requirements, (2) a helpful measure for comparing our operating performance with the performance of other companies with different capital structures or tax rates, (3) comparison of our business segments performance to other public companies and (4) is a leading component of incentive-based compensation for operating management. Reconciliations to the most directly comparable GAAP measure are provided below.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$1,911	$2,321	$3,984	$3,947
Add:
Depreciation and amortization	7,510	7,252	15,090	14,261
Interest expense	991	1,131	1,970	2,270
Income taxes	1,300	1,567	2,741	2,661
EBITDA	$11,712	$12,271	$23,785	$23,139
Adjustments allowed under our credit agreement:
Asset impairment	-	5	-	638
Merger costs	911	-	911	-
EBITDA per our credit agreement	$12,623	$12,276	$24,696	$23,777

	Three Months Ended
(Dollars in thousands)	Jun-14	Mar-14	Dec-13	Sep-13
Reconciliation of net income to EBITDA:
Net income	$1,911	$2,073	$1,923	$1,862
Add:
Depreciation and amortization	7,510	7,580	7,547	7,514
Interest expense	991	979	1,194	1,155
Income taxes	1,300	1,441	1,355	1,270
EBITDA	$11,712	$12,073	$12,019	$11,801
Adjustments allowed under our credit agreement:
Merger costs	911	-	-	-
EBITDA per our credit agreement	$12,623	$12,073	$12,019	$11,801

Debt to EBITDA ratio
Total outstanding debt as of June, 2014 (including outstanding letters of credit)				$134,462
EBITDA per our credit agreement for the last (4) consecutive fiscal quarters as presented above				48,516
Debt to EBITDA ratio as of June 30, 2014				2.77

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use financial derivative instruments to manage exposure to interest rate fluctuations. Our objective for holding derivatives is to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates averaged 10% more for the quarter ended June 30, 2014, our interest expense would have increased $50,000.

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

Part II Other Information

Item 1. Legal Proceedings

Following our Merger Agreement announcement, four putative class actions were commenced in Minnesota District Court, Blue Earth County, against Enventis, the Enventis Board of Directors, Consolidated Communications Holdings, Inc. and Sky Merger Sub Inc. The actions allege, among other things that our Board of Directors breached their fiduciary responsibilities in connection with the proposed merger. The Company intends to vigorously defend these actions and does not believe the resolution will have a material adverse effect on our financial position, results of operations or cash flows.

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors
The announcement and pendency of our agreement to be merged into Consolidated.  The announcement and pendency of the Merger may adversely affect our business due to customers' uncertainty and employee and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Merger. These factors may have an adverse effect on our financial condition or results of operations.
Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Consolidated's prior written consent until the consummation of the Merger. Actions that may require Consolidated's consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, acquisitions, and issuances of securities. These restrictions could adversely affect our business and have an adverse effect on our financial condition or results of operations.
There is no assurance that the Merger with Consolidated will occur. Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by Enventis' shareholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) consents having been obtained from the required regulatory bodies, (iv) the absence of any order or injunction prohibiting the consummation of the Merger, (v) the accuracy of the representations and warranties of each party, (vi) performance, in all material respects, all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party, (vii) declaration of effectiveness of the Registration Statement on Form S-4 to be filed by Consolidated and (viii) the approval of the listing of additional shares of Consolidated common stock to be issued to Enventis shareholders.
If the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. In addition, under circumstances defined in the Merger Agreement, we might be required to pay a termination fee of $8,449,000. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger will likely continue in the event that the Merger is not completed.
There have been no other material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Listing

Exhibit Number	Description

10.1	HickoryTech Corporation 1993 Stock Award Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2014	ENVENTIS CORPORATION

By: /s/ John W. Finke
John W. Finke, President and Chief Executive Officer

By: /s/ David A. Christensen
David A. Christensen, Senior Vice President and Chief Financial Officer